Form 10-Q
period 2012-03-31
APACHE CORP
filed 2012-05-08
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(713) 296-6000

Registrant’s Telephone Number, Including Area Code:

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2012	390,833,091

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited)

	For the Quarter Ended March 31,
	2012	2011
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$4,457	$3,878
Other	79	47

	4,536	3,925

OPERATING EXPENSES:
Depreciation, depletion and amortization
Recurring	1,219	936
Additional	521	—
Asset retirement obligation accretion	55	37
Lease operating expenses	673	623
Gathering and transportation	77	76
Taxes other than income	257	164
General and administrative	128	112
Merger, acquisitions & transition	6	5
Financing costs, net	40	45

	2,976	1,998

INCOME BEFORE INCOME TAXES	1,560	1,927
Current income tax provision	725	643
Deferred income tax provision	38	150

NET INCOME	797	1,134
Preferred stock dividends	19	19

INCOME ATTRIBUTABLE TO COMMON STOCK	$778	$1,115

NET INCOME PER COMMON SHARE:
Basic	$2.02	$2.91
Diluted	$2.00	$2.86

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	385	383
Diluted	399	397

DIVIDENDS DECLARED PER COMMON SHARE	$0.17	$0.15

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	$xxxxx.xx	$xxxxx.xx
	For the Quarter Ended March 31,
	2012	2011
	(In millions)
NET INCOME	$797	$1,134
OTHER COMPREHENSIVE INCOME:
Commodity cash flow hedge activity, net of tax:
Reclassification of (gain) loss on settled derivative instruments	(34)	(4)
Change in fair value of derivative instruments	1	(302)
Derivative hedge ineffectiveness reclassified into earnings	—	2

	(33)	(304)

COMPREHENSIVE INCOME	764	830
Preferred stock dividends	19	19

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$745	$811

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Quarter Ended March 31,
	2012	2011
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$797	$1,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,740	936
Asset retirement obligation accretion	55	37
Provision for deferred income taxes	38	150
Other	18	(14)
Changes in operating assets and liabilities:
Receivables	(82)	(357)
Inventories	67	(26)
Drilling advances	(136)	(18)
Deferred charges and other	(11)	104
Accounts payable	(67)	95
Accrued expenses	(426)	(65)
Deferred credits and noncurrent liabilities	14	3

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,007	1,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,705)	(1,571)
Additions to gas gathering, transmission and processing facilities	(262)	(125)
Equity investment in Burrup Holdings Limited	(439)	—
Deposit related to acquisition of Cordillera Energy Partners III, LLC	(200)	—
Other	(36)	(53)

NET CASH USED IN INVESTING ACTIVITIES	(2,642)	(1,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	657	19
Dividends paid	(77)	(76)
Common stock activity	2	26
Other	3	23

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	585	(8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50)	222
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	295	134

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$245	$356

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$88	$73
Income taxes paid, net of refunds	809	448

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2012	December 31, 2011
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$245	$295
Receivables, net of allowance	3,163	3,079
Inventories	607	655
Drilling advances	368	229
Derivative instruments	284	304
Prepaid assets and other	287	241

	4,954	4,803

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	69,438	67,805
Unproved properties and properties under development, not being amortized	5,731	5,530
Gathering, transmission and processing facilities	5,438	5,175
Other	733	709

	81,340	79,219
Less: Accumulated depreciation, depletion and amortization	(35,511)	(33,771)

	45,829	45,448

OTHER ASSETS:
Goodwill	1,114	1,114
Deferred charges and other	1,340	686

	$53,237	$52,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,059	$1,048
Current debt	429	431
Current asset retirement obligation	448	447
Derivative instruments	150	113
Other current liabilities	2,612	2,924

	4,698	4,963

LONG-TERM DEBT	7,444	6,785

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	7,217	7,197
Asset retirement obligation	3,482	3,440
Other	681	673

	11,380	11,310

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, 6% Cumulative Mandatory Convertible, Series D, $1,000 per share liquidation preference, 1,265,000 shares issued and outstanding	1,227	1,227
Common stock, $0.625 par, 860,000,000 shares authorized, 385,587,864 and 385,249,885 shares issued, respectively	241	241
Paid-in capital	9,107	9,066
Retained earnings	19,213	18,500
Treasury stock, at cost, 1,103,196 and 1,132,242 shares, respectively	(31)	(32)
Accumulated other comprehensive loss	(42)	(9)

	29,715	28,993

	$53,237	$52,051

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Unaudited)

	Series D Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(In millions)
BALANCE AT DECEMBER 31, 2010	$1,227	$240	$8,864	$14,223	$(36)	$(141)	$24,377
Net income	—	—	—	1,134	—	—	1,134
Commodity hedges, net of tax	—	—	—	—	—	(304)	(304)
Cash dividends:
Preferred	—	—	—	(19)	—	—	(19)
Common ($.15 per share)	—	—	—	(58)	—	—	(58)
Common stock activity, net	—	—	16	—	—	—	16
Treasury stock activity, net	—	—	3	—	3	—	6
Compensation expense	—	—	45	—	—	—	45
Other	—	—	—	1	—	—	1

BALANCE AT MARCH 31, 2011	$1,227	$240	$8,928	$15,281	$(33)	$(445)	$25,198

BALANCE AT DECEMBER 31, 2011	$1,227	$241	$9,066	$18,500	$(32)	$(9)	$28,993
Net income	—	—	—	797	—	—	797
Commodity hedges, net of tax	—	—	—	—	—	(33)	(33)
Cash dividends:
Preferred	—	—	—	(19)	—	—	(19)
Common ($.17 per share)	—	—	—	(65)	—	—	(65)
Common stock activity, net	—	—	(5)	—	—	—	(5)
Treasury stock activity, net	—	—	—	—	1	—	1
Compensation expense	—	—	46	—	—	—	46

BALANCE AT MARCH 31, 2012	$1,227	$241	$9,107	$19,213	$(31)	$(42)	$29,715

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which contains a summary of the Company’s significant accounting policies and other disclosures. Additionally, the Company’s financial statements for prior periods include reclassifications that were made to conform to the current-period presentation.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2012, Apache’s significant accounting policies are consistent with those discussed in Note 1 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates with regard to these financial statements include the fair value determination of acquired assets and liabilities, the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom, assessing asset retirement obligations, and the estimate of income taxes. Actual results could differ from those estimates.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” (DD&A) in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. For a discussion of the calculation of estimated future net cash flows, please refer to Note 14—Supplemental Oil and Gas Disclosures in Apache’s Annual Report on Form 10-K for its 2011 fiscal year. At March 31, 2012, the Company recorded a $521 million ($390 million net of tax) non-cash write-down of the carrying value of the Company’s Canadian proved oil and gas properties. Excluding the effects of cash flow hedges in calculating the ceiling limitation, the write-down as of March 31, 2012, would have been $656 million ($491 million net of tax).

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, which increases disclosures about offsetting assets and liabilities. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards (IFRS) related to the offsetting of financial instruments. The existing GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The guidance in ASU No. 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures should be applied retrospectively for all prior periods presented. The Company does not expect the adoption of this amendment to impact its consolidated financial statements.

2. ACQUISITIONS AND DIVESTITURES

2012 Activity

Cordillera Energy Partners

On April 30, 2012, Apache completed the acquisition of Cordillera Energy Partners III, LLC (Cordillera), a privately-held exploration and production company, in a stock and cash transaction. Cordillera’s properties include approximately 312,000 net acres in the Granite Wash, Tonkawa, Cleveland, and Marmaton plays in western Oklahoma and the Texas Panhandle. The effective date of the transaction is September 1, 2011.

Apache issued 6,272,667 shares of common stock and paid approximately $2.5 billion of cash to the sellers as consideration for the transaction, subject to normal post-closing adjustments. Approximately $200 million was paid in January 2012 as a cash deposit, and the balance was paid upon closing with a portion of the proceeds from the Company’s April 2012 public note offering. For further discussion of this equity issuance, please see Note 9—Capital Stock of this Form 10-Q. For further discussion of the note offering, please see Note 6—Debt of this Form 10-Q.

Burrup Holdings Limited

On January 31, 2012, a subsidiary of Apache Energy Limited completed the acquisition of a 49-percent interest in Burrup Holdings Limited (BHL) for $439 million, including working capital adjustments. The transaction was funded with debt. BHL is the owner of an ammonia fertilizer plant on the Burrup Peninsula of Western Australia. Apache has supplied gas to the plant since operations commenced in 2006. Yara Australia Pty Ltd (Yara) owns the remaining 51 percent of BHL and will operate the plant. In addition, Apache also acquired an interest in a planned technical ammonia nitrate plant to be developed with Yara. The investment in BHL is accounted for under the equity method of accounting, with the balance recorded as a component of “Deferred charges and other” in Apache’s consolidated balance sheet and results of operations recorded as a component of “Other” under “Revenues and Other” in the Company’s statement of consolidated operations.

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

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Objectives and Strategies

The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production. Management believes it is prudent to manage the variability in cash flows by occasionally entering into derivative instruments on a portion of its crude oil and natural gas production. The Company utilizes various types of derivative financial instruments, including swaps and options, to manage fluctuations in cash flows resulting from changes in commodity prices. Derivatives entered into are typically designated as cash flow hedges.

Counterparty Risk

The use of derivative instruments exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2012, Apache had derivative positions with 18 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

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

Derivative Instruments

As of March 31, 2012, Apache had the following open crude oil derivative positions:

	Fixed-Price Swaps		Collars
Production Period	Mbbls	Weighted Average Fixed Price(1)	Mbbls	Weighted Average Floor Price(1)	Weighted Average Ceiling Price(1)
2012	2,996	$73.73	9,122	$76.80	$101.68
2013	1,972	74.29	5,701	82.84	111.63
2014	76	74.50	—	—	—

(1)

Crude oil prices represent a weighted average of several contracts entered into on a per barrel basis. Crude oil contracts are primarily settled against NYMEX WTI Cushing Index. Approximately 29 percent of 2012 collars and 58 percent of 2013 collars are settled against Dated Brent.

As of March 31, 2012, Apache had the following open natural gas derivative positions:

	Fixed-Price Swaps				Collars
Production Period	MMBtu (in 000’s)	GJ (in 000’s)	Weighted Average Fixed Price(1)		MMBtu (in 000’s)	GJ (in 000’s)	Weighted Average Floor Price(1)		Weighted Average Ceiling Price (1)
2012	35,508	—		$6.22	16,500	—		$5.54		$7.30
2012	—	33,000	C$	6.61	—	5,500	C$	6.50	C$	7.27
2013	10,095	—		$6.74	6,825	—		$5.35		$6.67
2014	1,295	—		$6.72	—	—		$—		$—

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

Fair Value Measurements

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

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	$xxxxx.xx	$xxxxx.xx	$xxxxx.xx	$xxxxx.xx	$xxxxx.xx	$xxxxx.xx
	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting (1)	Carrying Amount
	(In millions)
March 31, 2012
Assets:
Commodity Derivative Instruments	$—	$410	$—	$410	$(103)	$307
Liabilities:
Commodity Derivative Instruments	—	308	—	308	(103)	205
December 31, 2011
Assets:
Commodity Derivative Instruments	$—	$428	$—	$428	$(96)	$332
Liabilities:
Commodity Derivative Instruments	—	250	—	250	(96)	154

(1)	The derivative fair values above are based on analysis of each contract on a gross basis, even where the legal right of offset exists.

Derivative Assets and Liabilities Recorded in the Consolidated Balance Sheet

All derivative instruments are reflected as either assets or liabilities at fair value in the consolidated balance sheet. These fair values are recorded by netting asset and liability positions where counterparty master netting arrangements contain provisions for net settlement. The carrying value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Current Assets: Derivative instruments	$284	$304
Other Assets: Deferred charges and other	23	28

Total Assets	$307	$332

Current Liabilities: Derivative instruments	$150	$113
Noncurrent Liabilities: Other	55	41

Total Liabilities	$205	$154

Derivative Activity Recorded in the Statement of Consolidated Operations

The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	Gain (Loss) on Derivatives Recognized In Income	For the Quarter Ended March 31,
		2012	2011
		(In millions)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into operations (effective portion)	Oil and Gas Production Revenues	$41	$6
Gain (loss) on derivatives recognized in operations (ineffective portion and basis)	Revenues and Other: Other	$(1)	$(3)

Derivative Activity in Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders’ equity related to Apache’s cash flow hedges is presented in the table below:

	For the Quarter Ended March 31,
	2012		2011
	Before tax	After tax	Before tax	After tax
	(In millions)
Unrealized gain (loss) on derivatives at beginning of period	$145	$114	$(54)	$(19)
Realized amounts reclassified into earnings	(41)	(34)	(6)	(4)
Net change in derivative fair value	(29)	1	(432)	(302)
Ineffectiveness reclassified into earnings	1	—	3	2

Unrealized gain (loss) on derivatives at end of period	$76	$81	$(489)	$(323)

Gains and losses on existing hedges will be realized in future earnings through mid-2014, in the same period as the related sales of natural gas and crude oil production occur. Included in accumulated other comprehensive loss as of March 31, 2012, is a net gain of approximately $112 million ($100 million after tax) that applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions.

4. OTHER CURRENT LIABILITIES

The following table provides detail of our other current liabilities at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In millions)
Accrued operating expenses	$206	$221
Accrued exploration and development	1,421	1,430
Accrued compensation and benefits	98	180
Accrued income taxes	474	533
Accrued United Kingdom Petroleum Revenue Tax	171	284
Other	242	276

Total Other current liabilities	$2,612	$2,924

5. ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the quarter ended March 31, 2012:

(In millions)
Asset retirement obligation at December 31, 2011	$3,887
Liabilities incurred	109
Liabilities settled	(121)
Accretion expense	55

Asset retirement obligation at March 31, 2012	3,930
Less current portion	(448)

Asset retirement obligation, long-term	$3,482

6. DEBT AND FINANCING COSTS

The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Money market lines of credit	$29	$29	$31	$31
Commercial paper	659	659	—	—
Notes and debentures	7,185	8,312	7,185	8,673

Total Debt	$7,873	$9,000	$7,216	$8,704

The Company’s debt is recorded at the carrying amount, net of unamortized discount, on its consolidated balance sheet. The carrying amount of the Company’s money market lines of credit and commercial paper approximates fair value because the interest rates are variable and reflective of market rates. Apache uses a market approach to determine the fair value of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).

As of March 31, 2012, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $2.3 billion matures in May 2013 and $1.0 billion matures in August 2016. The facilities consist of a $1.5 billion facility, a $1.0 billion facility, and a $450 million facility in the U.S., a $200 million facility in Australia and a $150 million facility in Canada. As of March 31, 2012, available borrowing capacity under the Company’s credit facilities was $2.6 billion. The U.S. credit facilities are used to support Apache’s commercial paper program.

The Company has available a $2.95 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under U.S. committed credit facilities, which expire in 2013 and 2016. As of March 31, 2012, the Company had $659 million in commercial paper outstanding, compared with no outstanding commercial paper as of December 31, 2011.

As of March 31, 2012, current debt included $29 million borrowed on uncommitted overdraft lines in Canada and Argentina and $400 million 6.25-percent notes due on April 15, 2012, which were repaid with April 2012 debt issuance proceeds. As of December 31, 2011, there was $31 million drawn on uncommitted overdraft lines in Argentina.

In April 2012 the Company issued $400 million principal amount of senior unsecured 1.75-percent notes maturing April 15, 2017, $1.1 billion principal amount of senior unsecured 3.25-percent notes maturing April 15, 2022, and $1.5 billion principal amount of senior unsecured 4.75-percent notes maturing April 15, 2043. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The Company used the proceeds to fund the cash portion of the purchase price paid to acquire Cordillera, repay the $400 million 6.25-percent notes which matured on April 15, 2012, and for general corporate purposes.

Financing Costs

Financing costs incurred during the periods noted are composed of the following:

	For the Quarter Ended March 31,
	2012	2011
	(In millions)
Interest expense	$108	$108
Amortization of deferred loan costs	1	1
Capitalized interest	(66)	(60)
Interest income	(3)	(4)

Financing costs, net	$40	$45

7. INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, the Company recorded the income tax impact of a $521 million non-cash write-down of its Canadian proved oil and gas properties as a discrete item in the first quarter of 2012.

Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is in Administrative Appeals with the United States Internal Revenue Service (IRS) regarding the 2004 through 2008 tax years and under audit for the 2009 and 2010 tax year. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

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

Argentine Environmental Claims

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, in 2006 the Company acquired a subsidiary of Pioneer Natural Resources in Argentina (PNRA) that is involved in various administrative proceedings with environmental authorities in the Neuquén Province relating to permits for and discharges from operations in that province. In addition, PNRA was named in a suit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice relating to various environmental and remediation claims. No material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2011 fiscal year.

U.S. Royalty Litigation

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, two potential class action lawsuits are pending in respect of oil and gas royalties paid by the Company: Foster v. Apache Corporation, Civil Action No. CIV-10-0573-HE, in the United States District Court for the Western District of Oklahoma, and Joyce Holder Trust v. Apache Corporation, Civil Action No. 4:11-cv-03872, in the United States District Court for the Southern District of Texas, Houston Division. No material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2011 fiscal year.

Louisiana Restoration

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup. In the lawsuit filed on May 4, 2010, against Phoenix Exploration Company LP (Phoenix) captioned Belle Isle, L.L.C. v. Anadarko Petroleum Corporation et al., Docket No. 121742, in the District Court of St. Mary Parish, Louisiana, plaintiff’s experts have estimated the cost of remediation to be approximately $87 million, and plaintiffs claim additional damages for canal restoration, among other things, all of which is disputed by the Company. No other material change in the status of these matters has occurred since the filing of Apache’s most recent Annual Report on Form 10-K for its 2011 fiscal year.

Hurricane-Related Litigation

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, on May 27, 2011, in the case styled Comer et al. v. Murphy Oil USA, Inc. et al., Case No. 1:11-cv-220 HS0-JMR, in the United States District Court for the Southern District of Mississippi, the District Court has granted defendants’ motion to dismiss plaintiffs’ claims, and plaintiffs have appealed the decision to the United States Court of Appeals for the Fifth Circuit. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2011 fiscal year.

Australia Gas Pipeline Force Majeure

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, in 2008 Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas in Australia to customers under various long-term contracts. No material change in the status of these matters has occurred since the filing of Apache’s most recent Annual Report on Form 10-K for its 2011 fiscal year except as follows:

•

The prosecution notice that was filed on May 28, 2009, by the Department of Mines and Petroleum against Apache Northwest Pty Ltd and its co-licensees was dismissed by the Magistrates Court of Western Australia on March 29, 2012.

•

The report prepared by the inspectors appointed by the government of Western Australia under the Petroleum Pipelines Act to coordinate the final stages of the investigation into the Varanus Island gas explosion, as described in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, has been provided by the government to Apache Northwest Pty Ltd for review prior to its publication.

Breton Lawsuit

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, on October 4, 2011, plaintiffs filed suit in Breton Energy, L.L.C. et al. v. Mariner Energy Resources, Inc., et al., Case 4:11-cv-03561, in the United States District Court for the Southern District of Texas, Houston Division, seeking compensation from defendants for allegedly depriving plaintiffs, either negligently or intentionally, of rights to hydrocarbons in a reservoir described by plaintiffs as a common reservoir in West Cameron Blocks 171 and 172 offshore Louisiana in the Gulf of Mexico. No material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2011 fiscal year.

Escheat Audits

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, the State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property), has notified numerous companies, including Apache Corporation, that the State intends to examine its books and records and those of its subsidiaries and related entities to determine compliance with the Delaware Escheat Laws. No material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2011 fiscal year.

Burrup-Related Gas Supply Lawsuits

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, on May 19, 2011, a lawsuit captioned Oswal v. Apache Corporation, Cause No. 2011-30302, in the District Court

of Harris County, Texas, was filed in which plaintiff Pankaj Oswal, in his personal capacity and as trustee for the Burrup Trust, asserts claims against the Company under the Australian Trade Practices Act. No material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2011 fiscal year.

Also as more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, this lawsuit is one of a number of legal actions involving the Burrup Fertilisers Pty Ltd ammonia plant in Western Australia. In one of these legal actions—a case captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653, in the Supreme Court of Victoria—Oswal’s wife, Radhika Oswal, was granted leave on April 20, 2012, to join Apache Fertilisers Pty Ltd as a defendant.

Environmental Matters

As of March 31, 2012, the Company had an undiscounted reserve for environmental remediation of approximately $104 million. The Company is not aware of any environmental claims existing as of March 31, 2012, that have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, Apache Canada Ltd. has asserted a claim against BP Canada arising out of the acquisition of certain Canadian properties under the parties’ Partnership Interest and Share Purchase and Sale Agreement dated July 20, 2010. No material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2011 fiscal year.

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, on May 25, 2011, a panel of the Bureau of Ocean Energy Management (BOEM) published a report dated May 23, 2011, and titled “OCS G-2580, Vermilion Block 380 Platform A, Incidents of Noncompliance.” The report concerned the BOEM’s investigation of a fire on the Vermillion 380 A platform located in the Gulf of Mexico. At the time of the incident, Mariner operated the platform. A small amount of hydrocarbons spilled from the platform into the surrounding water as a result of the incident, and 13 workers were rescued and evacuated to safety after jumping into the water. The BOEM concluded in its investigation that the fire was caused by Mariner’s failure to adequately maintain or operate the platform’s heater-treater in a safe condition. The BOEM also identified other safety deficiencies on the platform. On December 27, 2011, the BOEM issued several Incidents of Non-Compliance, which may provide the basis for the assessment of civil penalties against Mariner. The Company has decided to contest several of the Incidents of Non-Compliance and filed a Notice of Appeal with the BOEM on April 24, 2012. Effective November 10, 2010, Mariner was acquired by Apache. No material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2011 fiscal year.

9. CAPITAL STOCK

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share for the quarters ended March 31, 2012 and 2011 is presented in the table below.

	For the Quarter Ended March 31,
	2012			2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$778	385	$2.02	$1,115	383	$2.91

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	19	12		19	12
Stock options and other	—	2		—	2

Diluted:
Income attributable to common stock, including assumed conversions	$797	399	$2.00	$1,134	397	$2.86

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 2.9 million and 1.6 million for the quarters ending March 31, 2012 and 2011, respectively.

Issuance of Common and Preferred Shares

On April 30, 2012, in conjunction with Apache’s acquisition of Cordillera, the Company issued 6,272,667 shares of common stock to the sellers.

Common and Preferred Stock Dividends

During the first quarters of 2012 and 2011, Apache paid $58 million and $57 million, respectively, in dividends on its common stock. In the first quarters of 2012 and 2011, the Company also paid $19 million in dividends on its Series D Preferred Stock.

Conditional Restricted Stock Units

To provide long-term incentives for Apache employees to deliver competitive returns to the Company’s stockholders, the Company’s Board of Directors approved the 2012 Performance Program, pursuant to the 2011 Omnibus Equity Compensation Plan. In January 2012 eligible employees received initial conditional restricted stock unit awards totaling 851,985 units. A total of 840,525 units were outstanding at March 31, 2012, from which a minimum of zero and a maximum of 2,101,313 units could be awarded. The ultimate number of shares awarded is based upon measurement of total shareholder return of Apache common stock as compared to a designated peer group during a three-year performance period. Should any restricted stock units be awarded at the end of the three-year performance period, 50 percent of restricted stock units awarded will immediately vest, and an additional 25 percent will vest on succeeding anniversaries of the end of the performance period.

10. BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil, and natural gas liquids. At March 31, 2012, the Company had production in six countries: the United States, Canada, Egypt, Australia, offshore the United Kingdom (U.K.) in the North Sea, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt	Australia	U.K. North Sea	Argentina	Other International	Total
	(In millions)
For the Quarter Ended March 31, 2012
Oil and Gas Production Revenues	$1,550	$353	$1,249	$426	$742	$137	$—	$4,457

Operating Income (Loss) (1)	$672	$(487)	$928	$250	$264	$28	$—	$1,655

Other Income (Expense):
Other								79
General and administrative								(128)
Merger, acquisitions & transition								(6)
Financing costs, net								(40)

Income Before Income Taxes								$1,560

Total Assets	$24,209	$8,372	$6,870	$5,334	$6,591	$1,773	$88	$53,237

For the Quarter Ended March 31, 2011
Oil and Gas Production Revenues	$1,377	$402	$1,199	$372	$430	$98	$—	$3,878

Operating Income (1)	$629	$78	$893	$226	$206	$10	$—	$2,042

Other Income (Expense):
Other								47
General and administrative								(112)
Merger, acquisitions & transition								(5)
Financing costs, net								(45)

Income Before Income Taxes								$1,927

Total Assets	$21,683	$8,635	$6,266	$4,016	$2,609	$1,598	$59	$44,866

(1)

Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. Canada’s operating loss for the first quarter of 2012 includes additional depletion of $521 million to write-down the carrying value of oil and gas properties.

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

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,058	$—	$3,399	$—	$4,457
Equity in net income (loss) of affiliates	555	(174)	46	(427)	—
Other	(1)	17	64	(1)	79

	1,612	(157)	3,509	(428)	4,536

OPERATING EXPENSES:
Depreciation, depletion and amortization	292	—	1,448	—	1,740
Asset retirement obligation accretion	19	—	36	—	55
Lease operating expenses	215	—	458	—	673
Gathering and transportation	12	—	65	—	77
Taxes other than income	50	—	207	—	257
General and administrative	99	—	30	(1)	128
Merger, acquisitions & transition	6	—	—	—	6
Financing costs, net	44	14	(18)	—	40

	737	14	2,226	(1)	2,976

INCOME (LOSS) BEFORE INCOME TAXES	875	(171)	1,283	(427)	1,560
Provision (benefit) for income taxes	78	(43)	728	—	763

NET INCOME (LOSS)	797	(128)	555	(427)	797
Preferred stock dividends	19	—	—	—	19

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$778	$(128)	$555	$(427)	$778

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$745	$(128)	$555	$(427)	$745

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 31, 2011

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,006	$—	$2,872	$—	$3,878
Equity in net income (loss) of affiliates	894	(14)	(28)	(852)	—
Other	1	(20)	67	(1)	47

	1,901	(34)	2,911	(853)	3,925

OPERATING EXPENSES:
Depreciation, depletion and amortization	300	—	636	—	936
Asset retirement obligation accretion	17	—	20	—	37
Lease operating expenses	191	—	432	—	623
Gathering and transportation	12	—	64	—	76
Taxes other than income	41	—	123	—	164
General and administrative	89	—	24	(1)	112
Merger, acquisitions & transition	5	—	—	—	5
Financing costs, net	37	14	(6)	—	45

	692	14	1,293	(1)	1,998

INCOME (LOSS) BEFORE INCOME TAXES	1,209	(48)	1,618	(852)	1,927
Provision (benefit) for income taxes	75	(6)	724	—	793

NET INCOME (LOSS)	1,134	(42)	894	(852)	1,134
Preferred stock dividends	19	—	—	—	19

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,115	$(42)	$894	$(852)	$1,115

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$811	$280	$3,590	$(3,870)	$811

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended March 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$230	$(7)	$1,784	$—	$2,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(417)	—	(1,288)	—	(1,705)
Additions to gas gathering, transmission and processing facilities	—	—	(262)	—	(262)
Equity investment in BHL	—	—	(439)	—	(439)
Deposit related to Cordillera acquisition	(200)	—	—	—	(200)
Investment in subsidiaries, net	(210)	—	—	210	—
Other	(23)	—	(13)	—	(36)

NET CASH USED IN INVESTING ACTIVITIES	(850)	—	(2,002)	210	(2,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	657	—	—	—	657
Intercompany borrowings	—	—	225	(225)	—
Dividends paid	(77)	—	—	—	(77)
Common stock activity	2	4	(19)	15	2
Other	8	—	(5)	—	3

NET CASH PROVIDED BY FINANCING ACTIVITIES	590	4	201	(210)	585

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30)	(3)	(17)	—	(50)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41	5	249	—	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11	$2	$232	$—	$245

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended March 31, 2011

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$392	$(5)	$1,592	$—	$1,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(469)	—	(1,102)	—	(1,571)
Additions to gas gathering, transmission and processing facilities	—	—	(125)	—	(125)
Investment in subsidiaries, net	95	—	—	(95)	—
Other	(17)	—	(36)	—	(53)

NET CASH USED IN INVESTING ACTIVITIES	(391)	—	(1,263)	(95)	(1,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	19	—	—	—	19
Intercompany borrowings	—	1	(96)	95	—
Dividends paid	(76)	—	—	—	(76)
Common stock activity	26	4	(4)	—	26
Other	31	—	(8)	—	23

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	5	(108)	95	(8)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1	—	221	—	222

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6	—	128	—	134

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7	$—	$349	$—	$356

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11	$2	$232	$—	$245
Receivables, net of allowance	777	—	2,386	—	3,163
Inventories	55	—	552	—	607
Drilling advances	12	—	356	—	368
Derivative instruments	106	—	178	—	284
Prepaid assets and other	4,082	—	(3,795)	—	287

	5,043	2	(91)	—	4,954

PROPERTY AND EQUIPMENT, NET	12,570	—	33,259	—	45,829

OTHER ASSETS:
Intercompany receivable, net	4,156	—	(1,754)	(2,402)	—
Equity in affiliates	20,736	1,186	90	(22,012)	—
Goodwill, net	—	—	1,114	—	1,114
Deferred charges and other	371	1,003	966	(1,000)	1,340

	$42,876	$2,191	$33,584	$(25,414)	$53,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$580	$1	$2,880	$(2,402)	$1,059
Current debt	400	—	29	—	429
Asset retirement obligation	434	—	14	—	448
Derivative instruments	71	—	79	—	150
Other current liabilities	593	12	2,007	—	2,612

	2,078	13	5,009	(2,402)	4,698

LONG-TERM DEBT	6,796	647	1	—	7,444

DEFERRED CREDITS AND OTHER
NONCURRENT LIABILITIES:
Income taxes	2,723	5	4,489	—	7,217
Asset retirement obligation	956	—	2,526	—	3,482
Other	608	250	823	(1,000)	681

	4,287	255	7,838	(1,000)	11,380

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY	29,715	1,276	20,736	(22,012)	29,715

	$42,876	$2,191	$33,584	$(25,414)	$53,237

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41	$5	$249	$—	$295
Receivables, net of allowance	773	—	2,306	—	3,079
Inventories	51	—	604	—	655
Drilling advances	11	—	218	—	229
Derivative instruments	113	—	191	—	304
Prepaid assets and other	3,859	—	(3,618)	—	241

	4,848	5	(50)	—	4,803

PROPERTY AND EQUIPMENT, NET	12,262	—	33,186	—	45,448

OTHER ASSETS:
Intercompany receivable, net	3,931	—	(1,908)	(2,023)	—
Equity in affiliates	20,214	1,372	99	(21,685)	—
Goodwill, net	—	—	1,114	—	1,114
Deferred charges and other	158	1,002	526	(1,000)	686

	$41,413	$2,379	$32,967	$(24,708)	$52,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$609	$1	$2,461	$(2,023)	$1,048
Current debt	400	—	31	—	431
Asset retirement obligation	434	—	13	—	447
Derivative instruments	76	—	37	—	113
Other current liabilities	614	5	2,305	—	2,924

	2,133	6	4,847	(2,023)	4,963

LONG-TERM DEBT	6,137	647	1	—	6,785

DEFERRED CREDITS AND OTHER
NONCURRENT LIABILITIES:
Income taxes	2,622	5	4,570	—	7,197
Asset retirement obligation	936	—	2,504	—	3,440
Other	592	250	831	(1,000)	673

	4,150	255	7,905	(1,000)	11,310

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY	28,993	1,471	20,214	(21,685)	28,993

	$41,413	$2,379	$32,967	$(24,708)	$52,051

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil, and natural gas liquids. We currently have exploration and production interests in six countries: the U.S., Canada, Egypt, Australia, offshore the United Kingdom in the North Sea, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

This discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our 2011 fiscal year.

Financial Overview

A cornerstone of our strategy is balancing our portfolio through diversity of geologic risk, geographic risk, hydrocarbon mix (crude oil versus natural gas), and reserve life in order to achieve consistency in results. Continued volatility in the commodity price environment reinforces the importance of our balanced portfolio approach. Our first-quarter 2012 results reflected the benefit of our product balance, as crude oil and liquids combined represented 50 percent of our production but provided 82 percent of our $4.5 billion of oil and gas revenues. Crude oil drove 91 percent of this combined crude and liquids production and 96 percent of the related revenues. International Dated Brent crudes and sweet crude from the Gulf Coast continue to be priced at a significant premium to West Texas Intermediate (WTI)-based prices. As a result of our geographic balance, we are receiving these premium prices on approximately 75 percent of our crude oil production.

While crude oil prices remain strong, natural gas prices in North America have weakened considerably since the first quarter of 2011. Our first-quarter 2012 results were negatively impacted by a $390 million non-cash after-tax write-down of the carrying value of our Canadian proved oil and gas properties as a result of declining average natural gas prices for the 12 months ending March 31, 2012. For additional discussion on this write-down, refer to “Operating Highlights—Depreciation, Depletion and Amortization” in this Item 2. We believe weak natural gas prices in North America will continue to put pressure on gas revenues for the remainder of the year.

Balancing the 22-percent decline in North American natural gas prices from the year-ago period are our realizations on natural gas production outside of North America, where first-quarter 2012 prices averaged 17 percent higher than the comparative 2011 quarter. Over one-third of our natural gas is produced outside of North America.

Key measures of our performance for the first quarter of 2012 compared to the prior-year period are summarized below:

•

Daily production of oil, natural gas, and natural gas liquids averaged a record 769 thousand barrels of oil equivalent per day (Mboe/d) in the first quarter of 2012, up five percent compared with the first quarter of 2011.

•	Oil and gas production revenues increased 15 percent to $4.5 billion from the prior-year quarter despite falling natural gas prices, highlighting the importance of our balanced portfolio.

•	First-quarter 2012 earnings totaled $778 million, or $2.00 per diluted common share, compared with $1.1 billion, or $2.86 per share, in the first quarter of 2011.

•

Apache’s adjusted earnings, which exclude certain items impacting the comparability of results, were $1.2 billion in the first quarter, up slightly from $1.1 billion in the prior-year quarter. Adjusted earnings per common diluted share were $3.00, up from $2.90 in the prior-year quarter. Adjusted earnings is not a financial measure prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of adjusted earnings and a reconciliation of adjusted earnings to income attributable to common stock, the most directly comparable GAAP financial measure, please see “Non-GAAP Measures” in this Item 2.

•	Net cash provided by operating activities (operating cash flows or cash flows) totaled $2.0 billion, unchanged from the prior-year period despite the volatile commodity price environment.

Operating Highlights

Apache has a significant producing asset base as well as large undeveloped acreage positions, which provide capacity for continued growth through sustainable lower-risk drilling opportunities, balanced by higher-risk, higher-reward exploration. We also continue to advance several multi-year development projects. Our cash flows enable us to optimize both endeavors. Notable operating highlights for the first quarter of 2012 include:

Egypt

•

On March 26, 2012, Apache reported the approval of seven new development leases in the Faghur Basin supporting the continued active drilling program in Egypt’s Western Desert. Recent discoveries in the Faghur Basin include the Neilos-2, West Kalabsha South-1X, and the West Kalabsha North-1X, testing at a combined rate of nearly 14 thousand barrels of oil per day (Mb/d) and 13.2 million cubic feet of natural gas per day (MMcf/d).

Australia

•

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

•

In April 2012, Apache announced that an Australian subsidiary and its partners signed a heads of agreement with Chubu Electric Power Company Incorporated (Chubu) to supply liquefied natural gas (LNG) from the Chevron-operated Wheatstone project in Western Australia. The Wheatstone partners agreed to ultimately supply 1 million metric tons per annum (MTpa) of LNG for up to 20 years. Through its 13-percent share in Wheatstone, Apache’s subsidiary will supply Chubu with 0.13 MTpa, or approximately 19 MMcf/d.

United States

•

On April 30, 2012, Apache completed the acquisition of Cordillera Energy Partners III, LLC (Cordillera), a privately-held exploration and production company, in a stock and cash transaction. Cordillera’s properties include approximately 312,000 net acres in the Granite Wash, Tonkawa, Cleveland, and Marmaton plays in western Oklahoma and the Texas Panhandle. Upon completion of the acquisition on April 30, 2012, the sellers received approximately 6.3 million shares of Apache common stock and $2.5 billion in cash. The effective date of the transaction is September 1, 2011.

•

In February 2012, Apache reported that five of six initial vertical tests in the emerging Whittenburg Basin play were completed as oil producers in the Canyon Wash interval. These exploratory drilling program results further encourage the use of horizontal drilling and multi-stage fracture stimulations in the Texas Panhandle formations.

•

Also in February 2012, we commenced operations from the Deadwood Gas Plant, a 50-percent owned joint venture facility constructed and managed by Crosstex Energy, L.P. that provides processing for Apache’s Deadwood development. The facility immediately reached initial phase capacity of 19 MMcf/d upon startup. The second phase of the plant is expected to come online in the second quarter, enabling us to reach 50 MMcf/d capacity during the third quarter.

•

During the first quarter of 2012, Apache reported successful results of the Heidelberg-2 appraisal well, located in Green Canyon block 903 in the deepwater Gulf of Mexico. The well encountered approximately 250 net feet of oil pay in high-quality Miocene sands.

Notable Events

•

On April 12, 2012, the Apache-operated Grand Isle 43AA complex in our Gulf of Mexico Shelf region was shut-in as a result of an internal inspection that revealed erosion and corrosion. Approximately 5,500 barrels of oil per day (b/d) and 11,500 MMcf/d of gross production is shut-in for approximately three months pending evaluation and repairs. Apache holds a 75-percent working interest in this field.

Results of Operations

Oil and Gas Revenues

	For the Quarter Ended March 31,
	2012		2011
	$ Value	% Contribution	$ Value	% Contribution
	(In millions)		(In millions)
Oil Revenues:
United States	$1,170	33%	$918	32%
Canada	131	4%	115	4%

North America	1,301	37%	1,033	36%

Egypt	1,119	32%	1,050	36%
Australia	340	10%	331	11%
North Sea	679	19%	426	15%
Argentina	73	2%	52	2%

International	2,211	63%	1,859	64%

Total (1)	$3,512	100%	$2,892	100%

Natural Gas Revenues:
United States	$292	36%	$381	44%
Canada	198	24%	263	30%

North America	490	60%	644	74%

Egypt	130	16%	148	17%
Australia	86	11%	41	5%
North Sea	48	6%	4	0%
Argentina	57	7%	37	4%

International	321	40%	230	26%

Total (2)	$811	100%	$874	100%

Natural Gas Liquids (NGL)
Revenues:
United States	$88	66%	$78	70%
Canada	24	18%	24	21%

North America	112	84%	102	91%

Egypt	—	—	1	1%
North Sea	15	11%	—	—
Argentina	7	5%	9	8%

International	22	16%	10	9%

Total	$134	100%	$112	100%

Total Oil and Gas Revenues:
United States	$1,550	35%	$1,377	36%
Canada	353	8%	402	10%

North America	1,903	43%	1,779	46%

Egypt	1,249	28%	1,199	31%
Australia	426	9%	372	10%
North Sea	742	17%	430	11%
Argentina	137	3%	98	2%

International	2,554	57%	2,099	54%

Total	$4,457	100%	$3,878	100%

(1)	Financial derivative hedging activities decreased oil revenues for the quarters ending March 31, 2012 and 2011 by $64 million and $71 million, respectively.

(2)	Financial derivative hedging activities increased natural gas revenues for the quarters ending March 31, 2012 and 2011 by $104 million and $64 million, respectively.

Production

	For the Quarter Ended March 31,
	2012	Increase (Decrease)	2011
Oil Volume—b/d:
United States	125,928	+11%	113,723
Canada	15,582	+6%	14,704

North America	141,510	+10%	128,427

Egypt	99,490	-9%	108,876
Australia	30,398	-12%	34,720
North Sea	65,946	+40%	46,968
Argentina	9,632	0%	9,617

International	205,466	+3%	200,181

Total (1)	346,976	+6%	328,608

Natural Gas Volume—Mcf/d:
United States	817,493	-5%	858,146
Canada	636,227	-1%	642,729

North America	1,453,720	-3%	1,500,875

Egypt	376,067	+1%	371,514
Australia	224,337	+23%	182,922
North Sea	67,066	NM	1,901
Argentina	211,193	+12%	188,092

International	878,663	+18%	744,429

Total (2)	2,332,383	+4%	2,245,304

NGL Volume—b/d:
United States	22,317	+16%	19,252
Canada	6,312	-4%	6,545

North America	28,629	+11%	25,797

Egypt	—	—	228
North Sea	1,966	NM	—
Argentina	2,994	-2%	3,055

International	4,960	+51%	3,283

Total	33,589	+16%	29,080

BOE per day (3)
United States	284,493	+3%	275,999
Canada	127,932	0%	128,370

North America	412,425	+2%	404,369

Egypt	162,168	-5%	171,023
Australia	67,788	+4%	65,207
North Sea	79,090	+67%	47,285
Argentina	47,825	+9%	44,021

International	356,871	+9%	327,536

Total	769,296	+5%	731,905

(1)	Approximately 15 percent of first-quarter 2012 oil production was subject to financial derivative hedges, compared to 30 percent in 2011.
(2)	Approximately 13 percent of first-quarter 2012 gas production was subject to financial derivative hedges, compared to 16 percent in 2011.
(3)

The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the current price ratio between the two products.

Pricing

	For the Quarter Ended March 31,
	2012	Increase (Decrease)	2011
Average Oil price—Per barrel:
United States	$102.08	+14%	$89.72
Canada	92.47	+6%	87.21
North America	101.02	+13%	89.43
Egypt	123.55	+15%	107.14
Australia	122.95	+16%	105.89
North Sea	113.19	+12%	100.89
Argentina	83.03	+38%	60.36
International	118.24	+15%	103.21
Total (1)	111.22	+14%	97.83
Average Natural Gas price—Per Mcf:
United States	$3.93	-20%	$4.94
Canada	3.41	-25%	4.54
North America	3.70	-22%	4.77
Egypt	3.79	-15%	4.44
Australia	4.18	+67%	2.50
North Sea	7.97	-61%	20.34
Argentina	2.98	+37%	2.18
International	4.02	+17%	3.43
Total (2)	3.82	-12%	4.32
Average NGL Price—Per barrel:
United States	$43.51	-3%	$44.99
Canada	41.63	+4%	40.12
North America	43.09	-2%	43.76
Egypt	—	—	63.35
North Sea	84.11	NM	—
Argentina	26.20	-14%	30.51
International	49.16	+50%	32.79
Total	43.99	+3%	42.52

(1)	Reflects per-barrel decrease of $2.03 in first-quarter 2012 and $2.41 in 2011 from financial derivative hedging activities.
(2)	Reflects per-Mcf increase of $.49 in first-quarter 2012 and $.32 in 2011 from financial derivative hedging activities.

Crude Oil Revenues

Crude oil revenues for the first quarter of 2012 totaled $3.5 billion, $620 million higher than the comparative 2011 quarter, the result of a 14-percent increase in average realized prices and a six-percent increase in worldwide production. Crude oil accounted for 79 percent of oil and gas production revenues and 45 percent of worldwide production in the first quarter of 2012, compared with 75 percent and 45 percent, respectively, in the first quarter of 2011. Higher realized prices added $397 million to the increase in first-quarter 2012 revenues compared to the prior-year quarter, while higher production volumes contributed an additional $223 million.

Crude oil prices realized in the first quarter of 2012 averaged $111.22 per barrel, compared with $97.83 in the comparative prior-year quarter. International Dated Brent crudes and Heavy and Light Louisiana Sweet crudes from the Gulf Coast continue to be priced at a significant premium to WTI-based prices. We are realizing these premium prices on approximately 75 percent of our crude oil production. Our Egypt, Australia and North Sea regions, which comprise approximately 56 percent of our worldwide oil production, receive International Dated Brent pricing with first-quarter 2012 oil realizations averaging $119.97 compared with first-quarter 2011 realizations of $105.37. Our Gulf Coast regions, which comprise 19 percent of our worldwide oil production, had price realizations averaging $113.63 per barrel, an increase of 15 percent over 2011 realizations of $98.58 per barrel.

Worldwide production increased 18.4 Mb/d from the first quarter of 2011 to 347.0 Mb/d in the first quarter of 2012, primarily driven by increased production in the North Sea and the U.S. Our North Sea production increased 19.0 Mb/d on acquisitions and drilling activity. The 12.2 Mb/d increase in U.S. oil production is primarily a result of an 8.2 Mb/d increase in the Permian region on increased drilling activity. The Gulf of Mexico (GOM) onshore and offshore regions added 2.6 Mb/d on drilling and recompletion activity, largely offset by natural decline. Egypt’s gross oil production decreased one percent, while net production was down nine percent, or 9.4 Mb/d, as higher oil prices impacted our allocated volumes. Australia saw production decrease 4.3 Mb/d primarily from natural decline on the Pyrenees and Van Gogh oil fields.

Natural Gas Revenues

Gas revenues for the first quarter of 2012 totaled $811 million, down seven percent from the first quarter of 2011. A 12-percent drop in average realized prices reduced natural gas revenues $102 million as compared to the prior-year quarter, while a four-percent increase in average production added $39 million between the periods. Natural gas accounted for 18 percent of our oil and gas production revenues and 50 percent of our equivalent production during the first quarter of 2012, compared to 23 and 50 percent, respectively, for the first quarter of 2011. As a whole our international regions, which contribute approximately one-third of our worldwide gas production, benefitted from higher realized prices as compared to the prior-year quarter.

Worldwide production grew 87 MMcf/d between the periods on production increases in each of our international regions. North Sea’s daily production increased 65 MMcf/d on the Mobil North Sea acquisition. Australia’s daily gas production rose 41 MMcf/d on the fourth-quarter 2011 start-up of the Reindeer field and higher customer takes under new and existing contractual arrangements. Argentina’s production increased 23 MMcf/d on new drilling and recompletions. Egypt’s gross production grew eight percent on a continued drilling and completion program, with net production growth of one percent as gas prices impacted our allocated volumes. Total U.S. daily production decreased 41 MMcf/d, primarily on the Central region’s 49 MMcf/d decrease resulting from a property divestiture in December 2011 and natural decline. The GOM onshore and offshore regions decreased 13 MMcf/d from natural decline. The Permian region increased 13 percent, or 21.2 MMcf/d, as a result of drilling and recompletion activity on liquids-rich plays.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on relevance.

	For the Quarter Ended March 31,		For the Quarter Ended March 31,
	2012	2011	2012	2011
	(In millions)		(Per boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	$1,135	$869	$16.21	$13.19
Additional	521	—	7.45	—
Other assets	84	67	1.20	1.02
Asset retirement obligation accretion	55	37	.79	.56
Lease operating expenses	673	623	9.61	9.46
Gathering and transportation	77	76	1.10	1.16
Taxes other than income	257	164	3.67	2.49
General and administrative expenses	128	112	1.82	1.70
Merger, acquisitions & transition	6	5	.09	.08
Financing costs, net	40	45	.57	.68

Total	$2,976	$1,998	$42.51	$30.34

Depreciation, depletion and amortization (DD&A) The following table details the changes in recurring DD&A of oil and gas properties between the first quarter of 2012 and 2011:

Recurring DD&A
(In millions)
First-Quarter 2011 DD&A	$869
Volume change	69
Rate change	197

First-Quarter 2012 DD&A	$1,135

Full-cost DD&A expense of $1.1 billion increased $266 million on an absolute dollar basis: $197 million on rate and $69 million from higher volumes. The Company’s full-cost DD&A rate increased $3.02 to $16.21 per boe as costs to acquire, find and develop reserves exceeded our historical cost basis.

In addition, we recorded a $521 million ($390 million net of tax) non-cash write-down of the carrying value of our March 31, 2012, proved oil and gas property balances in Canada. Under the full-cost method of accounting, the Company is required to review the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted 10 percent, net of related tax effects. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. If natural gas prices remain depressed, additional write-downs in Canada will occur.

Lease operating expenses (LOE) Our first-quarter 2012 LOE increased $50 million from first-quarter 2011. LOE per boe was up two percent, as increased production largely offset the impact of higher costs. The rate was impacted between the first quarter of 2012 and 2011 by the items below:

Per boe
First-quarter 2011 LOE	$9.46
Non-operated costs	.46
Labor and overhead	.16
Repairs and maintenance	(.19)
Other	.32
Increased production	(.60)

First-quarter 2012 LOE	$9.61

Gathering and transportation Gathering and transportation costs totaled $77 million in the first quarter of 2012, up $1 million from the first quarter of 2011. On a per-unit basis, gathering and transportation costs of $1.10 per boe were down five percent from the prior-year quarter. The following table presents gathering and transportation costs paid by Apache directly to third-party carriers for each of the periods presented.

	For the Quarter Ended March 31,
	2012	2011
	(In millions)
Canada	$44	$45
United States	15	14
Egypt	10	10
North Sea	6	5
Argentina	2	2

Total Gathering and transportation	$77	$76

Taxes other than income Taxes other than income totaled $257 million in the first quarter of 2012, an increase of $93 million from the prior-year period. The following table presents a comparison of these expenses:

	For the Quarter Ended March 31,
	2012	2011
	(In millions)
U.K. PRT	$158	$82
Severance taxes	55	47
Ad valorem taxes	28	27
Other	16	8

Total Taxes other than income	$257	$164

The North Sea Petroleum Revenue Tax (PRT) is assessed on net receipts (revenues less qualifying operating costs and capital spending) from our fields in the United Kingdom (U.K.) North Sea. U.K. PRT was $76 million higher than the 2011 period based on a 107-percent increase in net receipts, primarily driven by the Mobil North Sea acquisition and the Nelson field purchase. Higher realized oil prices resulted in an increase of severance tax expense of $8 million when compared to the prior-year period. Severance taxes are incurred primarily on onshore properties in the U.S. and certain properties in Australia and Argentina.

General and administrative expenses General and administrative expenses (G&A) increased $16 million, or 14 percent, over the year-ago period. G&A increased seven percent on a per-unit basis as the impact of higher costs was partially offset by higher production.

Financing costs, net Financing costs incurred during the periods noted comprised the following:

	For the Quarter Ended March 31,
	2012	2011
	(In millions)
Interest expense	$108	$108
Amortization of deferred loan costs	1	1
Capitalized interest	(66)	(60)
Interest income	(3)	(4)

Financing costs, net	$40	$45

Net financing costs were down $5 million in first-quarter 2012 compared to first-quarter 2011. The decrease is primarily related to a $6 million increase in capitalized interest, the result of additional unproved balances from the Mobil North Sea acquisition.

Provision for income taxes The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, the Company recorded the income tax impact of a $521 million non-cash write-down of its Canadian proved oil and gas properties as a discrete item in the first quarter of 2012.

The 2012 first-quarter provision for income taxes decreased $30 million to $763 million, primarily the result of a 19-percent decrease in income before income taxes from first quarter 2011 to first quarter 2012. The effective income tax rate in the first quarter of 2012 was 49 percent, reflecting the impact of the $521 million Canadian non-cash write-down discussed above. Absent the write-down, the first-quarter 2012 effective rate would have been 43 percent, an increase from 41 percent in the first quarter of 2011. This difference was driven primarily by an increase in the U.K. corporate income tax rate on North Sea oil and gas profits from 50 percent to 62 percent, which was enacted in the third quarter of 2011.

Capital Resources and Liquidity

Operating cash flows are the Company’s primary source of liquidity. Apache’s cash flows, both in the short-term and the long-term, are impacted by highly volatile oil and natural gas prices. Significant deterioration in commodity prices negatively impacts our revenues, earnings and cash flows, capital spending, and potentially our liquidity if spending does not trend downward as well. Sales volumes and costs also impact cash flows; however, these historically have not been as volatile or as impactive as commodity prices in the short-term.

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

For additional information, please see Part II, Item 1A, “Risk Factors” of this Form 10-Q and Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors Related to Our Business and Operations,” in our Annual Report on Form 10-K for our 2011 fiscal year.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Quarter Ended March 31,
	2012	2011
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$2,007	$1,979
Net commercial paper and bank loan borrowings	657	19
Common and treasury stock activity	3	30
Other	2	19

	2,669	2,047

Uses of Cash and Cash Equivalents:
Capital expenditures (1)	1,967	1,696
Equity investment in BHL	439	—
Deposit related to acquisition of Cordillera	200	—
Dividends	77	76
Other	36	53

	2,719	1,825

Increase (Decrease) in cash and cash equivalents	$(50)	$222

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts differ from those discussed elsewhere in this document, which include accruals.

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

Net cash provided by operating activities for the first quarter of 2012 totaled $2.0 billion, up $28 million from the first quarter of 2011. The increase reflects the $579 million impact of higher oil and gas revenues, with higher commodity prices contributing $298 million, and a six-percent increase in daily equivalent production adding another $281 million. This increase was partially offset by the change in working capital in the first quarter of 2012 as compared to the prior-year quarter.

For a detailed discussion of commodity prices, production, and expenses, please see “Results of Operations” in this Item 2. For additional detail of changes in operating assets and liabilities, please see the statement of consolidated cash flows in the Consolidated Financial Statements set forth in Item 1 of this Quarterly Form 10-Q.

Capital Expenditures We fund exploration and development (E&D) activities primarily through operating cash flows and budget capital expenditures based on projected cash flows. We adjust our capital budget on a quarterly basis to ensure that spending is within our operating cash flows.

The following table details capital expenditures incurred for each country in which we do business.

	For the Quarter Ended March 31,
	2012	2011
	(In millions)
Exploration and Development:
United States	$794	$615
Canada	198	266

North America	992	881
Egypt	250	193
Australia	78	162
North Sea	196	210
Argentina	84	69
Other International	21	—

International	629	634

Worldwide Exploration and Development Costs	1,621	1,515

Gathering, Transmission and Processing Facilities (GTP):
United States	12	—
Canada	44	42
Egypt	17	29
Australia	172	51
Argentina	4	—

Total GTP Costs	249	122

Asset Retirement Costs	109	98
Capitalized Interest	66	60

Capital Expenditures, excluding Acquisitions	2,045	1,795
Acquisitions, including GTP	60	11

Total Capital Expenditures	$2,105	$1,806

Worldwide E&D expenditures for the first quarter of 2012 totaled $1.6 billion, 7 percent above first-quarter 2011 levels. E&D spending in North America, which was up 13 percent from the prior-year quarter, totaled 61 percent of worldwide E&D spending. U.S. E&D expenditures increased 29 percent primarily on higher drilling activity in our Permian region, particularly in the Deadwood area. E&D spending in Canada decreased 26 percent to $198 million as our drilling program has been re-focused to oil and liquids-rich plays given current North American gas prices.

E&D expenditures outside of North America remained flat as compared to first-quarter 2011 levels. E&D spending in Egypt was up $57 million on continued drilling activity across all its major basins. Australian expenditures were down $84 million, or 52 percent, as tropical cyclones and rig availability delayed exploration drilling and development activities.

We invested $249 million in GTP in the first quarter of 2012 compared to $122 million in the prior-year quarter, driven by the purchase of the Ningaloo Vision floating production storage and offloading vessel (FPSO) and expenditures for Australia’s Wheatstone LNG project.

Equity Investment in BHL On January 31, 2012, a subsidiary of Apache Energy Limited completed the acquisition of a 49-percent interest in BHL for $439 million, including working capital adjustments. The transaction was funded with debt. The investment in BHL is accounted for under the equity method of accounting, with the balance recorded as a component of “Deferred charges and other” in Apache’s consolidated balance sheet and results of operations recorded as a component of “Other” under “Revenues and Other” in the Company’s statement of consolidated operations.

Deposit Related to Acquisition of Cordillera In January 2012, the Company paid approximately $200 million as a cash deposit on the purchase of Cordillera. As of March 31, 2012, the deposit was recorded as a long-term asset on Apache’s consolidated balance sheet. On April 30, 2012, upon completion of the acquisition, the deposit was applied to the Cordillera purchase price.

Dividends During the first quarters of 2012 and 2011, Apache paid $58 million and $57 million, respectively, in dividends on its common stock. In the first quarter of 2012 and 2011, the Company also paid $19 million in dividends on its Series D Preferred Stock.

Based on strong future growth prospects and Apache’s financial position, the Board of Directors approved a 13-percent increase to $0.17 per share for the regular quarterly cash dividend on the Company’s common shares. This increase applies to the dividend on common shares payable on May 22, 2012, to stockholders of record on April 23, 2012.

Liquidity

The following table presents a summary of our key financial indicators for the periods presented:

	March 31, 2012	December 31, 2011
	(In millions, except percentages)
Cash and cash equivalents	$245	$295
Total debt	7,873	7,216
Shareholders’ equity	29,715	28,993
Available committed borrowing capacity	2,641	3,300
Floating-rate debt/total debt	8.7%	0.4%
Percent of total debt-to-capitalization	21%	20%

Cash and Cash Equivalents We had $245 million in cash and cash equivalents as of March 31, 2012, compared to $295 million at December 31, 2011. Approximately $223 million of the cash was held by foreign subsidiaries, and approximately $22 million was held by Apache Corporation and U.S. subsidiaries. The cash held by foreign subsidiaries is subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.

Debt As of March 31, 2012, outstanding debt, which consisted of notes, debentures, commercial paper, and uncommitted bank lines, totaled $7.9 billion. Current debt as of March 31, 2012, includes $400 million in 6.25-percent notes due in April 2012 and $29 million borrowed on uncommitted overdraft lines in Canada and Argentina. As of December 31, 2011, there was $31 million drawn on uncommitted overdraft lines in Argentina.

In April 2012 the Company issued $400 million principal amount of senior unsecured 1.75-percent notes maturing April 15, 2017, $1.1 billion principal amount of senior unsecured 3.25-percent notes maturing April 15, 2022, and $1.5 billion principal amount of senior unsecured 4.75-percent notes maturing April 15, 2043. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. We used the proceeds to fund the cash portion of the purchase price to acquire Cordillera, repay the $400 million in aggregate principal amount of 6.25-percent notes which matured on April 15, 2012, and for general corporate purposes.

Available committed borrowing capacity As of March 31, 2012, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $2.3 billion matures in May 2013 and $1.0 billion matures in August 2016. The facilities consist of a $1.5 billion facility, a $1.0 billion facility and a $450 million facility in the U.S., a $200 million facility in Australia, and a $150 million facility in Canada. As of March 31, 2012, available borrowing capacity under the Company’s credit facilities was $2.6 billion. The U.S. credit facilities are used to support Apache’s commercial paper program.

The Company has available a $2.95 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under U.S. committed credit facilities, which expire in 2013 and 2016. As of March 31, 2012, the Company had $659 million in commercial paper outstanding, compared with no outstanding commercial paper as of December 31, 2011.

The Company was in compliance with the terms of all credit facilities as of March 31, 2012.

Percent of total debt to capitalization The Company’s March 31, 2012 debt-to-capitalization ratio was 21 percent, up from 20 percent at December 31, 2011.

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

	For the Quarter Ended March 31,
	2012	2011
	(In millions, except per share data)
Income Attributable to Common Stock (GAAP)	$778	$1,115
Adjustments:
Canada proved property write-down, net of tax(1)	390	—
Unrealized foreign currency fluctuation impact on deferred tax expense	7	12
Merger, acquisitions & transition, net of tax (2)	3	4

Adjusted Earnings (Non-GAAP)	$1,178	$1,131

Net Income per Common Share—Diluted (GAAP)	$2.00	$2.86

Adjustments:
Canada proved property write-down, net of tax	.97	—
Unrealized foreign currency fluctuation impact on deferred tax expense	.02	.03
Merger, acquisitions & transition, net of tax	.01	.01

Adjusted Earnings Per Share—Diluted (Non-GAAP)	$3.00	$2.90

(1)

A write-down of our Canadian proved property balances of $521 million pre-tax was recorded in the first quarter of 2012, for which a tax benefit of $131 million was recognized. The tax effect was calculated utilizing the Canadian statutory rate currently in effect.

(2)

Merger, acquisitions & transition costs recorded in the first quarter of 2012 and 2011 totaled $6 million and $5 million pre-tax, for which a tax benefit of $3 million and $1 million was recognized, respectively. The tax effect was calculated utilizing the statutory rates in effect in each country where costs were incurred.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile due to unpredictable events such as economic growth or retraction, weather and political climate. Our average monthly crude oil realizations have increased 14 percent to $111.22 per barrel in the first quarter of 2012 from $97.83 per barrel in the comparable period of 2011. Our average natural gas price realizations have trended downward, decreasing 12 percent to $3.82 per Mcf from $4.32 per Mcf in the comparable period of 2011.

We periodically enter into hedging activities on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our overall exposure to oil and gas price fluctuations. In first-quarter 2012, approximately 13 percent of our natural gas and 15 percent of our crude oil production was subject to financial derivative hedges.

Apache may use futures contracts, swaps and options to hedge its commodity prices. Realized gains or losses from the Company’s price-risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not hold or issue derivative instruments for trading purposes.

On March 31, 2012, the Company had open natural gas derivative hedges in an asset position with a fair value of $409 million. A 10-percent increase in natural gas prices would reduce the fair value by approximately $22 million, while a 10-percent decrease in prices would increase the fair value by approximately $21 million. The Company also had open oil derivatives in a liability position with a fair value of $307 million. A 10-percent increase in oil prices would increase the liability by approximately $188 million, while a 10-percent decrease in prices would decrease the liability by approximately $160 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2012. See Note 3—Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements in Item 1 of this quarterly report for notional volumes and terms associated with the Company’s derivative contracts.

Interest Rate Risk

On March 31, 2012, the Company’s debt with fixed interest rates represented approximately 91 percent of total debt. As a result, the interest expense on approximately nine percent of Apache’s debt will fluctuate based on short-term interest rates. A 10-percent change in floating interest rates on floating debt balances as of March 31, 2012, would change interest expense by approximately $189,000 per quarter.

Foreign Currency Risk

The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts, and gas production is sold largely under fixed-price Australian dollar contracts. Approximately half the costs incurred for Australian operations are paid in U.S. dollars. In Canada, oil and gas prices and costs, such as equipment rentals and services, are generally denominated in Canadian dollars but heavily influenced by U.S. markets. Our North Sea production is sold under U.S. dollar contracts, and the majority of costs incurred are paid in British pounds. In Egypt, all oil and gas production is sold under U.S. dollar contracts, and the majority of the costs incurred are denominated in U.S. dollars. Argentine revenues and expenditures are largely denominated in U.S. dollars but are converted into Argentine pesos at the time of payment. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars, British pounds, and Argentine pesos are converted to U.S. dollar equivalents based on average exchange rates during the period.

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A 10-percent strengthening or weakening of the Australian dollar, Canadian dollar, British pound, and Argentine peso as of March 31, 2012, would result in a foreign currency net loss or gain, respectively, of approximately $148 million.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2011, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs and other products or services;

•	our commodity hedging arrangements;

•	the integration of acquisitions;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	the impact on our operations due to the change in government in Egypt;

•	terrorism or cyber-attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•

other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Form 10-K, other risks and uncertainties in our first-quarter 2012 earnings release, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Company’s Chairman and Chief Executive Officer, in his capacity as principal executive officer, and Thomas P. Chambers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to both Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, (filed with the SEC on February 29, 2012) and Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS

During the quarter ending March 31, 2012, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

*31.1	-	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	-	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	-	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101.INS	-	XBRL Instance Document.
*101.SCH	-	XBRL Taxonomy Schema Document.
*101.CAL	-	XBRL Calculation Linkbase Document.
*101.LAB	-	XBRL Label Linkbase Document.
*101.PRE	-	XBRL Presentation Linkbase Document.
*101.DEF	-	XBRL Definition Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION
Dated: May 8, 2012	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 8, 2012	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)