Form 10-Q
period 2012-06-30
APACHE CORP
filed 2012-08-07
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2012	391,215,367

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$3,956	$4,355	$8,413	$8,233
Other	16	(17)	95	30

	3,972	4,338	8,508	8,263

OPERATING EXPENSES:
Depreciation, depletion and amortization
Recurring	1,284	1,003	2,503	1,939
Additional	648	26	1,169	26
Asset retirement obligation accretion	57	38	112	75
Lease operating expenses	704	662	1,377	1,285
Gathering and transportation	72	73	149	149
Taxes other than income	203	255	460	419
General and administrative	132	103	260	215
Merger, acquisitions & transition	16	6	22	11
Financing costs, net	45	41	85	86

	3,161	2,207	6,137	4,205

INCOME BEFORE INCOME TAXES	811	2,131	2,371	4,058
Current income tax provision	460	576	1,185	1,219
Deferred income tax provision (benefit)	(5)	296	33	446

NET INCOME	356	1,259	1,153	2,393
Preferred stock dividends	19	19	38	38

INCOME ATTRIBUTABLE TO COMMON STOCK	$337	$1,240	$1,115	$2,355

NET INCOME PER COMMON SHARE:
Basic	$0.87	$3.23	$2.88	$6.14
Diluted	$0.86	$3.17	$2.86	$6.03
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	389	384	387	383
Diluted	390	397	403	397
DIVIDENDS DECLARED PER COMMON SHARE	$0.17	$0.15	$0.34	$0.30

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
NET INCOME	$356	$1,259	$1,153	$2,393
OTHER COMPREHENSIVE INCOME (LOSS):
Commodity cash flow hedge activity, net of tax:
Reclassification of (gain) loss on settled derivative instruments	(58)	40	(92)	36
Change in fair value of derivative instruments	111	208	112	(94)
Derivative hedge ineffectiveness reclassified into earnings	—	(3)	—	(1)

	53	245	20	(59)

COMPREHENSIVE INCOME	409	1,504	1,173	2,334
Preferred stock dividends	19	19	38	38

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$390	$1,485	$1,135	$2,296

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,153	$2,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,672	1,965
Asset retirement obligation accretion	112	75
Provision for deferred income taxes	33	446
Other	56	3
Changes in operating assets and liabilities:
Receivables	490	(355)
Inventories	24	(97)
Drilling advances	(125)	4
Deferred charges and other	(53)	(14)
Accounts payable	(113)	206
Accrued expenses	(472)	78
Deferred credits and noncurrent liabilities	22	20

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,799	4,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(3,756)	(3,170)
Additions to gas gathering, transmission and processing facilities	(442)	(269)
Acquisition of Cordillera Energy Partners III, LLC	(2,607)	—
Equity investment in Yara Pilbara Holdings Pty Limited	(439)	—
Acquisitions, other	(65)	(78)
Proceeds from sale of oil and gas properties	9	192
Other, net	(286)	(52)

NET CASH USED IN INVESTING ACTIVITIES	(7,586)	(3,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	431	(289)
Fixed rate debt borrowings	2,991	—
Payments on fixed rate debt	(400)	—
Dividends paid	(161)	(153)
Common stock activity, net	17	38
Treasury stock activity, net	2	4
Other	(27)	26

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,853	(374)

NET INCREASE IN CASH AND CASH EQUIVALENTS	66	973
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	295	134

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$361	$1,107

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$64	$72
Income taxes paid, net of refunds	1,277	894

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2012	December 31, 2011
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$361	$295
Receivables, net of allowance	2,625	3,079
Inventories	745	655
Drilling advances	356	229
Derivative instruments	232	304
Prepaid assets and other	320	241

	4,639	4,803

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	72,545	67,805
Unproved properties and properties under development, not being amortized	8,539	5,530
Gathering, transmission and processing facilities	5,623	5,175
Other	870	709

	87,577	79,219
Less: Accumulated depreciation, depletion and amortization	(37,442)	(33,771)

	50,135	45,448

OTHER ASSETS:
Goodwill	1,114	1,114
Deferred charges and other	1,329	686

	$57,217	$52,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,061	$1,048
Current debt	568	431
Current asset retirement obligation	447	447
Derivative instruments	41	113
Other current liabilities	3,004	2,924

	5,121	4,963

LONG-TERM DEBT	9,670	6,785

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	7,383	7,197
Asset retirement obligation	3,739	3,440
Other	631	673

	11,753	11,310

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, 6% Cumulative Mandatory Convertible, Series D, $1,000 per share liquidation preference, 1,265,000 shares issued and outstanding	1,227	1,227
Common stock, $0.625 par, 860,000,000 shares authorized, 392,271,262 and
385,249,885 shares issued, respectively	245	241
Paid-in capital	9,736	9,066
Retained earnings	19,484	18,500
Treasury stock, at cost, 1,073,057 and 1,132,242 shares, respectively	(30)	(32)
Accumulated other comprehensive income (loss)	11	(9)

	30,673	28,993

	$57,217	$52,051

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Unaudited)

	Series D Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(In millions)
BALANCE AT DECEMBER 31, 2010	$1,227	$240	$8,864	$14,223	$(36)	$(141)	$24,377
Net income	—	—	—	2,393	—	—	2,393
Commodity hedges, net of tax	—	—	—	—	—	(59)	(59)
Dividends:
Preferred	—	—	—	(38)	—	—	(38)
Common ($0.30 per share)	—	—	—	(115)	—	—	(115)
Common stock activity, net	—	1	19	—	—	—	20
Treasury stock activity, net	—	—	2	—	3	—	5
Compensation expense	—	—	84	—	—	—	84

BALANCE AT JUNE 30, 2011	$1,227	$241	$8,969	$16,463	$(33)	$(200)	$26,667

BALANCE AT DECEMBER 31, 2011	$1,227	$241	$9,066	$18,500	$(32)	$(9)	$28,993
Net income	—	—	—	1,153	—	—	1,153
Commodity hedges, net of tax	—	—	—	—	—	20	20
Dividends:
Preferred	—	—	—	(38)	—	—	(38)
Common ($0.34 per share)	—	—	—	(131)	—	—	(131)
Common shares issued	—	4	598	—	—	—	602
Common stock activity, net	—	—	(15)	—	—	—	(15)
Treasury stock activity, net	—	—	1	—	2	—	3
Compensation expense	—	—	86	—	—	—	86

BALANCE AT JUNE 30, 2012	$1,227	$245	$9,736	$19,484	$(30)	$11	$30,673

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2012, Apache’s significant accounting policies are consistent with those discussed in Note 1 of its consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Oil and Gas Property

The Company follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, including salaries, benefits and other internal costs directly associated with these activities, and oil and gas property acquisitions are capitalized. The net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for cash flow hedges. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. For a discussion of the calculation of estimated future net cash flows, please refer to Note 14—Supplemental Oil and Gas Disclosures in Apache’s Annual Report on Form 10-K for its 2011 fiscal year.

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. At March 31, 2012, the Company recorded a $521 million ($390 million net of tax) non-cash write-down of the carrying value of the Company’s Canadian proved oil and gas properties. At June 30, 2012, the Company recorded an additional $641 million ($480 million net of tax) non-cash write-down of the carrying value of the Company’s Canadian proved oil and gas properties. Excluding the effects of cash flow hedges in calculating the ceiling limitation, the write-down as of March 31, 2012, and June 30, 2012, would have been $656 million ($491 million net of tax) and $744 million ($557 million net of tax), respectively.

New Pronouncements Issued But Not Yet Adopted

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

2. ACQUISITIONS AND DIVESTITURES

2012 Activity

Cordillera Energy Partners

On April 30, 2012, Apache completed the acquisition of Cordillera Energy Partners III, LLC (Cordillera), a privately held exploration and production company, in a stock and cash transaction. Cordillera’s properties include approximately 312,000 net acres in the Granite Wash, Tonkawa, Cleveland, and Marmaton plays in western Oklahoma and the Texas Panhandle which are complementary to our existing holdings in our Central region. The effective date of the transaction was September 1, 2011.

Apache issued 6,272,667 shares of common stock and paid approximately $2.6 billion of cash to the sellers as consideration for the transaction, subject to normal post-closing adjustments. The cash paid at closing was funded with a portion of the proceeds from the Company’s April 2012 public note offering. For further discussion of this equity issuance and note offering, please see Note 9—Capital Stock and Note 6—Debt and Financing Costs of this Form 10-Q.

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

(In millions)
Current assets	$56
Proved properties	1,040
Unproved properties	2,288
Gathering, transmission and processing facilities	1

Total assets acquired	$3,385

Current liabilities	86
Non-current obligations	5

Total liabilities assumed	$91

Net assets acquired	$3,294

Yara Pilbara Holdings Pty Limited

On January 31, 2012, a subsidiary of Apache Energy Limited completed the acquisition of a 49-percent interest in Yara Pilbara Holdings Pty Limited (YPHL, formerly Burrup Holdings Limited) for $439 million, including working capital adjustments. The transaction was funded with debt. YPHL is the owner of an ammonia plant on the Burrup Peninsula of Western Australia. Apache has supplied gas to the plant since operations commenced in 2006. Yara Australia Pty Ltd (Yara) owns the remaining 51 percent of YPHL and will operate the plant. In addition, Apache also acquired an interest in a planned technical ammonia nitrate plant to be developed with Yara. The investment in YPHL is accounted for under the equity method of accounting, with the balance recorded as a component of “Deferred charges and other” in Apache’s consolidated balance sheet and results of operations recorded as a component of “Other” under “Revenues and Other” in the Company’s statement of consolidated operations.

2011 Activity

Mobil North Sea Limited Acquisition

On December 30, 2011, Apache completed the acquisition of Mobil North Sea Limited (Mobil North Sea). The assets acquired include: operated interests in the Beryl, Nevis, Nevis South, Skene and Buckland fields; operated interest in the Beryl/Brae gas pipeline and the SAGE gas plant; non-operated interests in the Maclure, Scott and Telford fields; and Benbecula (west of Shetlands) exploration acreage. This acquisition expands Apache’s presence in the North Sea and its portfolio of future drilling locations. The Mobil North Sea acquisition was funded with existing cash on hand.

The transaction was accounted for using the acquisition method of accounting. The following table summarizes the preliminary estimates of the assets acquired and liabilities assumed in the acquisition. The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained. These amounts will be finalized as soon as possible, but no later than one year from the acquisition date.

(In millions)
Current assets	$208
Proved properties	2,341
Unproved properties	476
Gathering, transmission and processing facilities	338
Goodwill (1)	82

Total assets acquired	$3,445

Current liabilities	148
Asset retirement obligation	517
Deferred income tax liabilities	1,533
Other long-term obligations	1

Total liabilities assumed	$2,199

Net assets acquired	$1,246

(1)

Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from assets acquired that could not be individually identified and separately recognized. Goodwill is not deductible for tax purposes.

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Objectives and Strategies

The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production. Apache manages the variability in its cash flows by occasionally entering into derivative instruments on a portion of its crude oil and natural gas production. The Company utilizes various types of derivative financial instruments, including swaps and options, to manage fluctuations in cash flows resulting from changes in commodity prices. Derivatives entered into are typically designated as cash flow hedges.

Counterparty Risk

The use of derivative instruments exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2012, Apache had derivative positions with 17 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

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

Derivative Instruments

As of June 30, 2012, Apache had the following open crude oil derivative positions:

	Fixed-Price Swaps		Collars
Production Period	Mbbls	Weighted Average Fixed Price (1)	Mbbls	Weighted Average Floor Price (1)	Weighted Average Ceiling Price (1)
2012	1,882	$74.32	5,617	$77.66	$103.08
2013	1,972	74.29	5,701	82.84	111.63
2014	76	74.50	—	—	—

(1)

Crude oil prices represent a weighted average of several contracts entered into on a per-barrel basis. Crude oil contracts are primarily settled against NYMEX WTI Cushing Index. Approximately 31 percent of 2012 collars and 58 percent of 2013 collars are settled against Dated Brent.

As of June 30, 2012, Apache had the following open natural gas derivative positions:

	Fixed-Price Swaps				Collars
Production Period	MMBtu (in 000’s)	GJ (in 000’s)	Weighted Average Fixed Price (1)		MMBtu (in 000’s)	GJ (in 000’s)	Weighted Average Floor Price (1)		Weighted Average Ceiling Price (1)
2012	23,243	—		$6.24	11,040	—		$5.54		$7.30
2012	—	22,080	C$	6.61	—	3,680	C$	6.50	C$	7.27
2013	10,095	—		$6.74	6,825	—		$5.35		$6.67
2014	1,295	—		$6.72	—	—		$—		$—

(1)

U.S. natural gas prices represent a weighted average of several contracts entered into on a per-million British thermal units (MMBtu) basis and are settled primarily against NYMEX Henry Hub and various Inside FERC indices. The Canadian gas contracts are entered into on a per-gigajoule (GJ) basis and are settled against AECO Index. The Canadian natural gas prices represent a weighted average of AECO Index prices and are shown in Canadian dollars.

Fair Value Measurements

Apache’s commodity derivative instruments consist of variable-to-fixed price commodity swaps and options. The Company uses a market approach to estimate the fair values of its derivative instruments. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s derivatives are not actively quoted in the open market but are valued utilizing commodity futures price strips for the underlying commodities, which are provided by a reputable third party. For additional information regarding fair value measurements, please see Note 11—Fair Value Measurements of our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting (1)	Carrying Amount
	(In millions)
June 30, 2012
Assets:
Commodity Derivative Instruments	$—	$277	$—	$277	$(20)	$257
Liabilities:
Commodity Derivative Instruments	—	63	—	63	(20)	43
December 31, 2011
Assets:
Commodity Derivative Instruments	$—	$428	$—	$428	$(96)	$332
Liabilities:
Commodity Derivative Instruments	—	250	—	250	(96)	154

(1)	The derivative fair values above are based on analysis of each contract on a gross basis, even where the legal right of offset exists.

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

	June 30,	December 31,
	2012	2011
	(In millions)
Current Assets: Derivative instruments	$232	$304
Other Assets: Deferred charges and other	25	28

Total Assets	$257	$332

Current Liabilities: Derivative instruments	$41	$113
Noncurrent Liabilities: Other	2	41

Total Liabilities	$43	$154

Derivative Activity Recorded in Statement of Consolidated Operations

The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	Gain (Loss) on Derivatives Recognized in Income	For the Quarter Ended June 30,		For the Six Months Ended June 30,
		2012	2011	2012	2011
		(In millions)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into operations (effective portion)	Oil and Gas Production Revenues	$78	$(53)	$119	$(47)
Gain on derivatives recognized in operations (ineffective portion and basis)	Revenues and Other: Other	$1	$4	$—	$1

Derivative Activity in Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders’ equity related to Apache’s cash flow hedges is presented in the table below:

	For the Six Months Ended June 30,
	2012		2011
	Before tax	After tax	Before tax	After tax
	(In millions)
Unrealized gain (loss) on derivatives at beginning of period	$145	$114	$(54)	$(19)
Realized amounts reclassified into earnings	(119)	(92)	47	36
Net change in derivative fair value	171	112	(119)	(94)
Ineffectiveness reclassified into earnings	—	—	(1)	(1)

Unrealized gain (loss) on derivatives at end of period	$197	$134	$(127)	$(78)

Gains and losses on existing hedges will be realized in future earnings through mid-2014, in the same period as the related sales of natural gas and crude oil production occur. Included in accumulated other comprehensive income (loss) as of June 30, 2012, is a net gain of approximately $175 million ($121 million after tax) that applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions.

4. OTHER CURRENT LIABILITIES

The following table provides detail of our other current liabilities at June 30, 2012, and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In millions)
Accrued operating expenses	$219	$221
Accrued exploration and development	1,681	1,430
Accrued compensation and benefits	130	180
Accrued interest	157	143
Accrued income taxes	472	533
Accrued United Kingdom Petroleum Revenue Tax	180	284
Other	165	133

Total Other current liabilities	$3,004	$2,924

5. ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the six-month period ended June 30, 2012:

(In millions)
Asset retirement obligation at December 31, 2011	$3,887
Liabilities incurred	210
Liabilities acquired	33
Liabilities settled	(227)
Accretion expense	112
Revisions in estimated liabilities	171

Asset retirement obligation at June 30, 2012	4,186
Less current portion	(447)

Asset retirement obligation, long-term	$3,739

6. DEBT AND FINANCING COSTS

The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt at June 30, 2012, and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Money market lines of credit	$68	$68	$31	$31
Commercial paper	393	393	—	—
Notes and debentures	9,777	11,441	7,185	8,673

Total Debt	$10,238	$11,902	$7,216	$8,704

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

In April 2012 the Company issued $400 million principal amount of senior unsecured 1.75-percent notes maturing April 15, 2017, $1.1 billion principal amount of senior unsecured 3.25-percent notes maturing April 15, 2022, and $1.5 billion principal amount of senior unsecured 4.75-percent notes maturing April 15, 2043. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The Company used the proceeds to fund the cash portion of the purchase price paid to acquire Cordillera, repay the $400 million in aggregate principal amount of 6.25-percent notes that matured on April 15, 2012, and for general corporate purposes.

As of June 30, 2012, current debt included $500 million 5.25-percent notes due within the next 12 months and $68 million borrowed on uncommitted overdraft lines in Argentina. As of December 31, 2011, there was $31 million drawn on uncommitted overdraft lines in Argentina and $400 million 6.25-percent notes outstanding that were subsequently repaid in April 2012.

On June 4, 2012, the Company entered into a new Global Credit Facility consisting of a $1.7 billion revolving syndicated bank credit facility for the U.S., a $300 million revolving syndicated bank credit facility for Australia and a $300 million revolving syndicated bank credit facility for Canada, which replaced the Company’s existing syndicated bank credit facilities that were scheduled to mature in May 2013. The new facilities are scheduled to mature on June 4, 2017. There were no changes to the Company’s $1.0 billion U.S. credit facility that matures on August 12, 2016.

The credit facilities are subject to covenants, events of default and representations and warranties that are substantially similar to those in Apache’s $1.0 billion revolving credit facility dated August 12, 2011. The facilities will be used for general corporate purposes.

In June 2012, the Company increased the size of its commercial paper program from $2.95 billion to $3.0 billion. The commercial paper program is fully supported by available borrowing capacity under committed credit facilities, which expire in 2016 and 2017. As of June 30, 2012, the Company had $393 million in commercial paper outstanding, compared with no outstanding commercial paper as of December 31, 2011.

Financing Costs

Financing costs incurred during the periods comprised the following:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Interest expense	$131	$109	$239	$217
Amortization of deferred loan costs	2	1	3	3
Capitalized interest	(85)	(63)	(151)	(124)
Interest income	(3)	(6)	(6)	(10)

Financing costs, net	$45	$41	$85	$86

7. INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, the Company recorded the income tax impact of a $521 million and $641 million non-cash write-down of its Canadian proved oil and gas properties as a discrete item in the first and second quarters of 2012, respectively.

In March 2011 the United Kingdom (U.K.) government first proposed a decrease in the tax relief attributable to decommissioning expenditures in the North Sea from 62 percent to a maximum of 50 percent. The related legislation was then introduced in Finance Bill 2012 and received Royal Assent and was enacted on July 17, 2012. As a result of the enacted legislation, the Company will record a non-recurring deferred tax charge estimated at approximately $40 million in the third quarter of 2012.

Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is in Administrative Appeals with the United States Internal Revenue Service (IRS) regarding the 2004 through 2008 tax years and under audit for the 2009 and 2010 tax years. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has an accrued liability of approximately $21 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters for which Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

In the lawsuit captioned Ardoin Limited Partnership et al. v. Meridian Resources & Exploration et al., Case No. 10-18692, in the District Court of Cameron Parish, Louisiana, prior to trial the court granted Apache’s motions to dismiss the plaintiffs’ claims against Apache. Plaintiffs then settled with the other defendant in the case, BP America, Inc. (BP). BP has demanded that Apache indemnify it for the amount of its settlement with plaintiffs, which is not material to Apache. Apache has rejected BP’s indemnity claim and, further, Apache has demanded that Wagner Oil Company (which purchased Apache’s interest in the subject property) indemnify Apache from and against BP’s claim.

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

•

The June 2009 report prepared by the inspectors appointed by the government of Western Australia under the Petroleum Pipelines Act to coordinate the final stages of the investigation into the Varanus Island gas explosion, as described in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, was published by the State government on May 24, 2012. Company subsidiaries disagree with the inspectors’ June 2009 conclusions. Two other government reports were not published by the State and are not referenced by the inspectors. The Magistrates Court in Australia subsequently ordered that both such reports could be released on the basis that the inspectors’ June 2009 report “came with some limitations” and the two other government reports “together were part and parcel if not the main reason or the only reason…certainly a significant contribution to the reason for the matter not proceeding to prosecution and trial.” In the first such report, the State’s senior investigator said in February 2009 that the prospects of a successful prosecution of Apache for failing to maintain the pipeline “would be slight.” In the second such report, the State’s lead corrosion expert concluded in July 2011 that Apache “had reasonable grounds to believe that the pipeline was in good repair” prior to the explosion.

•

In the case captioned Alcoa of Australia Limited vs. Apache Energy Limited, Apache Northwest Pty Ltd, Tap (Harriet) Pty Ltd, and Kufpec Australia Pty Ltd, Civ. 1481 of 2011, in the Supreme Court of Western Australia, on June 20, 2012, the Supreme Court struck out Alcoa’s claim that the liquidated damages provisions under two long-term contracts are unenforceable as a penalty and also struck out Alcoa’s claim for damages for breach of statutory duty.

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

Concerning the action filed by Tap (Harriet) Pty Ltd (Tap) against Burrup Fertilisers Pty Ltd et al., Civ. 2329 of 2009, in the Supreme Court of Western Australia, as more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, a Company subsidiary purchased Tap, which then modified its agreement to supply gas to the ammonia plant and resolved both Tap’s claims against Burrup Fertilisers and Burrup Fertilisers’ counterclaims against Tap in the Tap action.

Environmental Matters

As of June 30, 2012, the Company had an undiscounted reserve for environmental remediation of approximately $104 million. The Company is not aware of any environmental claims existing as of June 30, 2012, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, Apache Canada Ltd. asserted a claim against BP Canada arising out of the acquisition of certain Canadian properties under the parties’ Partnership Interest and Share Purchase and Sale Agreement dated July 20, 2010. The parties have resolved the matter on commercial terms with no material impact on the Company’s financial position, results of operations, or liquidity.

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2011 fiscal year, on May 25, 2011, a panel of the Bureau of Ocean Energy Management (BOEM) published a report dated May 23, 2011, and titled “OCS G-2580, Vermilion Block 380 Platform A, Incidents of Noncompliance.” The report concerned the BOEM’s investigation of a fire on the Vermillion 380 A platform located in the Gulf of Mexico. At the time of the incident, Mariner Energy Resources, Inc. (Mariner) operated the platform. A small amount of hydrocarbons spilled from the platform into the surrounding water as a result of the incident, and 13 workers were rescued after evacuating the platform. The BOEM concluded in its investigation that the fire was caused by Mariner’s failure to adequately maintain or operate the platform’s heater-treater in a safe condition. The BOEM also identified other safety deficiencies on the platform. On December 27, 2011, the BOEM issued several Incidents of Non-Compliance, which may provide the basis for the assessment of civil penalties against Mariner. The Company has decided to contest several of the Incidents of Non-Compliance and filed a Notice of Appeal with the BOEM on April 24, 2012. Effective November 10, 2010, Mariner was acquired by Apache. No material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2011 fiscal year.

9. CAPITAL STOCK

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share for the quarters and six-month periods ended June 30, 2012 and 2011 is presented in the table below.

	For the Quarter Ended June 30,
	2012			2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$337	389	$0.87	$1,240	384	$3.23

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	—	—		19	12
Stock options and other	—	1		—	1

Diluted:
Income attributable to common stock, including assumed conversions	$337	390	$0.86	$1,259	397	$3.17

	For the Six Months Ended June 30,
	2012			2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$1,115	387	$2.88	$2,355	383	$6.14

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	38	14		38	12
Stock options and other	—	2		—	2

Diluted:
Income attributable to common stock, including assumed conversions	$1,153	403	$2.86	$2,393	397	$6.03

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 4.4 million and 1.5 million for the quarters ending June 30, 2012 and 2011, and 3.7 million and 1.1 million for the six months ended June 30, 2012 and 2011, respectively. For the quarter ended June 30, 2012, 14.4 million shares related to the assumed conversion of the Mandatory Convertible Preferred Stock were also anti-dilutive.

Issuance of Common and Preferred Shares

On April 30, 2012, in conjunction with Apache’s acquisition of Cordillera, the Company issued 6,272,667 shares of common stock to the sellers.

Common and Preferred Stock Dividends

For the quarter and six months ended June 30, 2012, Apache paid $65 million and $123 million, respectively, in dividends on its common stock. For the quarter and six months ended June 30, 2011, Apache paid $58 million and $115 million, respectively.

For the quarter and six months ended June 30, 2012, Apache paid a total of $19 million and $38 million, respectively, in dividends on its Series D Preferred Stock. For the quarter and six months ended June 30, 2011, Apache paid a total of $19 million and $38 million, respectively.

10. BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At June 30, 2012, the Company had production in six countries: the United States, Canada, Egypt, Australia, offshore the U.K. in the North Sea, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt	Australia	North Sea	Argentina	Other International	Total
	(In millions)
For the Quarter Ended June 30, 2012
Oil and Gas Production Revenues	$1,442	$295	$1,011	$388	$694	$126	$—	$3,956

Operating Income (Loss) (1)	$526	$(671)	$672	$202	$251	$15	$(7)	$988

Other Income (Expense):
Other								16
General and administrative								(132)
Merger, acquisitions & transition								(16)
Financing costs, net								(45)

Income Before Income Taxes								$811

For the Six Months Ended June 30, 2012
Oil and Gas Production Revenues	$2,992	$648	$2,260	$814	$1,436	$263	$—	$8,413

Operating Income (Loss) (1)	$1,197	$(1,158)	$1,599	$453	$515	$44	$(7)	$2,643

Other Income (Expense):
Other								95
General and administrative								(260)
Merger, acquisitions & transition								(22)
Financing costs, net								(85)

Income Before Income Taxes								$2,371

Total Assets	$28,453	$7,932	$6,916	$5,487	$6,541	$1,810	$78	$57,217

For the Quarter Ended June 30, 2011
Oil and Gas Production Revenues	$1,560	$433	$1,201	$470	$572	$119	$—	$4,355

Operating Income (Loss) (1)	$738	$104	$893	$311	$257	$21	$(26)	$2,298

Other Income (Expense):
Other								(17)
General and administrative								(103)
Merger, acquisitions & transition								(6)
Financing costs, net								(41)

Income Before Income Taxes								$2,131

For the Six Months Ended June 30, 2011
Oil and Gas Production Revenues	$2,937	$835	$2,401	$842	$1,002	$216	$—	$8,233

Operating Income (Loss) (1)	$1,368	$182	$1,787	$536	$462	$31	$(26)	$4,340

Other Income (Expense):
Other								30
General and administrative								(215)
Merger, acquisitions & transition								(11)
Financing costs, net								(86)

Income Before Income Taxes								$4,058

Total Assets	$22,142	$8,680	$6,677	$4,272	$2,999	$1,686	$73	$46,529

(1)

Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. Canada’s operating loss for the first quarter and second quarter of 2012 includes additional depletion of $521 million and $641 million, respectively, to write-down the carrying value of oil and gas properties.

11. SUPPLEMENTAL GUARANTOR INFORMATION

In December 1999, Apache Finance Canada Corporation (Apache Finance Canada), a wholly owned subsidiary of Apache, issued approximately $300 million of publicly traded notes due in 2029. In May 2003, Apache Finance Canada issued an additional $350 million of publicly traded notes due in 2015. Both are fully and unconditionally guaranteed by Apache. The following condensed consolidating financial statements are provided as an alternative to filing separate financial statements.

Apache Finance Canada has been fully consolidated in Apache’s consolidated financial statements. As such, these condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and subsidiaries and notes thereto, of which this note is an integral part.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 30, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$982	$—	$2,974	$—	$3,956
Equity in net income (loss) of affiliates	217	(227)	59	(49)	—
Other	—	17	—	(1)	16

	1,199	(210)	3,033	(50)	3,972

OPERATING EXPENSES:
Depreciation, depletion and amortization	356	—	1,576	—	1,932
Asset retirement obligation accretion	18	—	39	—	57
Lease operating expenses	216	—	488	—	704
Gathering and transportation	11	—	61	—	72
Taxes other than income	44	—	159	—	203
General and administrative	102	—	31	(1)	132
Merger, acquisitions & transition	14	—	2	—	16
Financing costs, net	7	14	24	—	45

	768	14	2,380	(1)	3,161

INCOME (LOSS) BEFORE INCOME TAXES	431	(224)	653	(49)	811
Provision (benefit) for income taxes	75	(56)	436	—	455

NET INCOME (LOSS)	356	(168)	217	(49)	356
Preferred stock dividends	19	—	—	—	19

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$337	$(168)	$217	$(49)	$337

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$390	$(168)	$217	$(49)	$390

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 30, 2011

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,127	$—	$3,228	$—	$4,355
Equity in net income (loss) of affiliates	972	(11)	(20)	(941)	—
Other	4	(19)	(1)	(1)	(17)

	2,103	(30)	3,207	(942)	4,338

OPERATING EXPENSES:
Depreciation, depletion and amortization	315	—	714	—	1,029
Asset retirement obligation accretion	17	—	21	—	38
Lease operating expenses	213	—	449	—	662
Gathering and transportation	12	—	61	—	73
Taxes other than income	50	—	205	—	255
General and administrative	84	—	20	(1)	103
Merger, acquisitions & transition	5	—	1	—	6
Financing costs, net	34	14	(7)	—	41

	730	14	1,464	(1)	2,207

INCOME (LOSS) BEFORE INCOME TAXES	1,373	(44)	1,743	(941)	2,131
Provision (benefit) for income taxes	114	(13)	771	—	872

NET INCOME (LOSS)	1,259	(31)	972	(941)	1,259
Preferred stock dividends	19	—	—	—	19

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	1,240	(31)	972	(941)	1,240

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,485	$(31)	$972	$(941)	$1,485

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$2,040	$—	$6,373	$—	$8,413
Equity in net income (loss) of affiliates	772	(401)	105	(476)	—
Other	(1)	34	64	(2)	95

	2,811	(367)	6,542	(478)	8,508

OPERATING EXPENSES:
Depreciation, depletion and amortization	648	—	3,024	—	3,672
Asset retirement obligation accretion	37	—	75	—	112
Lease operating expenses	431	—	946	—	1,377
Gathering and transportation	23	—	126	—	149
Taxes other than income	94	—	366	—	460
General and administrative	205	—	57	(2)	260
Merger, acquisitions & transition	16	—	6	—	22
Financing costs, net	51	28	6	—	85

	1,505	28	4,606	(2)	6,137

INCOME (LOSS) BEFORE INCOME TAXES	1,306	(395)	1,936	(476)	2,371
Provision (benefit) for income taxes	153	(99)	1,164	—	1,218

NET INCOME (LOSS)	1,153	(296)	772	(476)	1,153
Preferred stock dividends	38	—	—	—	38

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,115	$(296)	$772	$(476)	$1,115

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,135	$(296)	$772	$(476)	$1,135

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2011

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$2,133	$—	$6,100	$—	$8,233
Equity in net income (loss) of affiliates	1,866	(25)	(48)	(1,793)	—
Other	5	(39)	66	(2)	30

	4,004	(64)	6,118	(1,795)	8,263

OPERATING EXPENSES:
Depreciation, depletion and amortization	615	—	1,350	—	1,965
Asset retirement obligation accretion	34	—	41	—	75
Lease operating expenses	404	—	881	—	1,285
Gathering and transportation	24	—	125	—	149
Taxes other than income	91	—	328	—	419
General and administrative	173	—	44	(2)	215
Merger, acquisitions & transition	10	—	1	—	11
Financing costs, net	71	28	(13)	—	86

	1,422	28	2,757	(2)	4,205

INCOME (LOSS) BEFORE INCOME TAXES	2,582	(92)	3,361	(1,793)	4,058
Provision (benefit) for income taxes	189	(19)	1,495	—	1,665

NET INCOME (LOSS)	2,393	(73)	1,866	(1,793)	2,393
Preferred stock dividends	38	—	—	—	38

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$2,355	$(73)	$1,866	$(1,793)	$2,355

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$2,296	$(73)	$1,866	$(1,793)	$2,296

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$908	$(59)	$3,950	$—	$4,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,328)	—	(2,428)	—	(3,756)
Additions to gas gathering, transmission and processing facilities	(25)	—	(417)	—	(442)
Acquisition of Cordillera	(2,607)	—	—	—	(2,607)
Equity investment in Burrup Holdings Limited	—	—	(439)	—	(439)
Acquisitions, other	(1)	—	(64)	—	(65)
Proceeds from sale of oil and gas properties	5	—	4	—	9
Investment in subsidiaries, net	612	—	—	(612)	—
Other	(456)	—	170	—	(286)

NET CASH USED IN INVESTING ACTIVITIES	(3,800)	—	(3,174)	(612)	(7,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	393	—	38	—	431
Intercompany borrowings	—	—	(587)	587	—
Fixed rate debt borrowings	2,991	—	—	—	2,991
Payments on fixed rate debt	(400)	—	—	—	(400)
Dividends paid	(161)	—	—	—	(161)
Common stock activity	17	55	(80)	25	17
Treasury stock activity, net	2	—	—	—	2
Other	18	—	(45)	—	(27)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,860	55	(674)	612	2,853

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32)	(4)	102	—	66

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41	5	249	—	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$1	$351	$—	$361

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2011

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,078	$(29)	$3,675	$—	$4,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(864)	—	(2,306)	—	(3,170)
Additions to gas gathering, transmission and processing facilities	—	—	(269)	—	(269)
Acquisitions, other	—	—	(78)	—	(78)
Proceeds from sales of oil and gas properties	6	—	186	—	192
Investment in subsidiaries, net	198	—	—	(198)	—
Other	(34)	—	(18)	—	(52)

NET CASH USED IN INVESTING ACTIVITIES	(694)	—	(2,485)	(198)	(3,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	(309)	—	20	—	(289)
Intercompany borrowings	—	(1)	(189)	190	—
Dividends paid	(153)	—	—	—	(153)
Common stock activity	38	30	(38)	8	38
Treasury stock activity, net	4	—	—	—	4
Other	38	—	(12)	—	26

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(382)	29	(219)	198	(374)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2	—	971	—	973

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6	—	128	—	134

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8	$—	$1,099	$—	$1,107

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9	$1	$351	$—	$361
Receivables, net of allowance	667	—	1,958	—	2,625
Inventories	64	—	681	—	745
Drilling advances	18	—	338	—	356
Derivative instruments	118	—	114	—	232
Prepaid assets and other	4,409	—	(4,089)	—	320

	5,285	1	(647)	—	4,639

PROPERTY AND EQUIPMENT, NET	16,780	—	33,355	—	50,135

OTHER ASSETS:
Intercompany receivable, net	3,344	—	(1,626)	(1,718)	—
Equity in affiliates	20,831	950	98	(21,879)	—
Goodwill, net	—	—	1,114	—	1,114
Deferred charges and other	189	1,002	1,138	(1,000)	1,329

	$46,429	$1,953	$33,432	$(24,597)	$57,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$592	$1	$2,186	$(1,718)	$1,061
Current debt	500	—	68	—	568
Asset retirement obligation	434	—	13	—	447
Derivative instruments	19	—	22	—	41
Other current liabilities	772	2	2,230	—	3,004

	2,317	3	4,519	(1,718)	5,121

LONG-TERM DEBT	9,022	647	1	—	9,670

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	2,848	5	4,530	—	7,383
Asset retirement obligation	981	—	2,758	—	3,739
Other	588	250	793	(1,000)	631

	4,417	255	8,081	(1,000)	11,753

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY	30,673	1,048	20,831	(21,879)	30,673

	$46,429	$1,953	$33,432	$(24,597)	$57,217

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41	$5	$249	$—	$295
Receivables, net of allowance	773	—	2,306	—	3,079
Inventories	51	—	604	—	655
Drilling advances	11	—	218	—	229
Derivative instruments	113	—	191	—	304
Prepaid assets and other	3,859	—	(3,618)	—	241

	4,848	5	(50)	—	4,803

PROPERTY AND EQUIPMENT, NET	12,262	—	33,186	—	45,448

OTHER ASSETS:
Intercompany receivable, net	3,931	—	(1,908)	(2,023)	—
Equity in affiliates	20,214	1,372	99	(21,685)	—
Goodwill, net	—	—	1,114	—	1,114
Deferred charges and other	158	1,002	526	(1,000)	686

	$41,413	$2,379	$32,967	$(24,708)	$52,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$609	$1	$2,461	$(2,023)	$1,048
Current debt	400	—	31	—	431
Asset retirement obligation	434	—	13	—	447
Derivative instruments	76	—	37	—	113
Other current liabilities	614	5	2,305	—	2,924

	2,133	6	4,847	(2,023)	4,963

LONG-TERM DEBT	6,137	647	1	—	6,785

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	2,622	5	4,570	—	7,197
Asset retirement obligation	936	—	2,504	—	3,440
Other	592	250	831	(1,000)	673

	4,150	255	7,905	(1,000)	11,310

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY	28,993	1,471	20,214	(21,685)	28,993

	$41,413	$2,379	$32,967	$(24,708)	$52,051

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil, and natural gas liquids. We currently have exploration and production interests in six countries: the U.S., Canada, Egypt, Australia, offshore the United Kingdom (U.K.) in the North Sea, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

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

Financial Overview

Apache’s global portfolio and hydrocarbon mix (crude oil versus natural gas) benefited our results for the second quarter of 2012, a period impacted by volatility in oil prices across the globe and depressed natural gas prices in North America.

Our operating cash flows totaled $2.8 billion in the quarter, two percent higher than the second quarter of last year despite an eight-percent decrease in our worldwide oil price realizations and a 35-percent decrease in prices realized on our North American gas production. The benefit of our long-term strategy of maintaining a portfolio balanced between liquids (crude oil and natural gas liquids) and gas was evident, with liquids accounting for half our production and over 80 percent of our oil and gas revenues for the quarter. Our global portfolio also reflects 46 percent of our equivalent production from our international operations (outside of North America), where we realized higher prices for both oil and gas production. While the prices we averaged for our North American gas dropped by a third to $3.17 per thousand cubic feet of natural gas (Mcf), the prices realized on our international gas production continued to rise, reaching a record average of $4.08 per Mcf this quarter. Approximately 37 percent of our gas production came from outside of North America, up from 33 percent in the second quarter of 2011.

Daily production averaged a record 774 thousand barrels of oil equivalent per day (Mboe/d) in the quarter, our ninth consecutive quarter of production growth. Liquids production increased five percent, and gas production was two percent higher, driven by a 14-percent increase in our international regions. North American gas production declined four percent, a result of a sharp curtailment in dry gas drilling offset by gas production associated with liquids-targeted drilling. We believe natural gas prices in North America will remain depressed in the near-term and will continue to focus our activities on oil and liquids-rich gas plays. Apache projects an increase in 2012 production between 6 percent and 9 percent from full-year 2011 production levels, after adjusting for 2011 divestitures.

Earnings totaled $337 million, or $0.86 per diluted common share, in the second quarter of 2012, compared with $1.2 billion, or $3.17 per share, in the second quarter of 2011. Earnings for the first half of 2012 totaled $1.1 billion, or $2.86 per diluted share. These earnings reflect the impact of non-cash after-tax write-downs of the carrying value of our Canadian proved oil and gas properties totaling $480 million and $390 million in the second and first quarters of 2012, respectively. For additional discussion on these write-downs, refer to “Operating Highlights—Depreciation, Depletion and Amortization” in this Item 2.

Apache’s adjusted earnings, which exclude certain items impacting the comparability of results, were $821 million in the second quarter, down from $1.3 billion in the prior-year quarter, and $2.0 billion for the first half of 2012, down from $2.4 billion in the prior-year period. Adjusted earnings is not a financial measure prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of adjusted earnings and a reconciliation of adjusted earnings to income attributable to common stock, the most directly comparable GAAP financial measure, please see “Non-GAAP Measures” in this Item 2.

Capital spending for the first half of 2012, excluding acquisitions, totaled $4.8 billion, an increase of 31 percent from 2011. The Company has also closed on acquisitions totaling $3.4 billion during the first six months of 2012. Despite over $8 billion in capital investments, we enter the second half of the year with a 25 percent debt-to-capitalization level, up from 20 percent at year-end 2011. We will continue to review our capital spending levels in light of evolving economic conditions and will adjust our budgets as management deems appropriate.

Operating Highlights

Apache has a significant producing asset base as well as large undeveloped acreage positions that provide a platform for continued growth through sustainable lower-risk drilling opportunities, balanced by higher-risk, higher-reward exploration. We are also continuing to advance several longer-term, individually significant development projects. Our cash flows enable us to optimize these endeavors. Notable operating highlights for the second quarter of 2012 include:

United States

•

During the second quarter of 2012, Permian region net production surpassed a Company milestone of 100,000 barrels of oil equivalent per day (boe/d), up 14 percent from the prior-year quarter. Over 70 percent of this production was from crude oil and natural gas liquids (NGL), reflecting the Company’s focus on liquids-rich drilling.

•

On April 30, 2012, Apache completed the acquisition of Cordillera Energy Partners III, LLC (Cordillera), a privately held exploration and production company, for approximately 6.3 million shares of Apache common stock and $2.6 billion in cash. Cordillera’s properties include approximately 312,000 net acres in the Granite Wash, Tonkawa, Cleveland, and Marmaton plays in western Oklahoma and the Texas Panhandle.

•

On June 21, 2012, Apache announced it was the apparent high bidder on 90 shelf and deep water blocks in the central Gulf of Mexico offshore lease sale held by the Bureau of Ocean Energy Management. The sum of Apache’s high bids was nearly $96 million gross.

Australia

•

In the second quarter of 2012, Apache announced that an Australian subsidiary and its partners signed heads of agreements with Chubu Electric Power Company Incorporated (Chubu) and Tohoku Electric Power Company Incorporated (Tohoku) to supply liquefied natural gas (LNG) from the Wheatstone project in Western Australia. The Wheatstone partners agreed to ultimately supply 1 million metric tons per annum (MTpa) of LNG each to Chubu and Tohoku for up to 20 years. Through its 13-percent share in Wheatstone, Apache’s subsidiary will supply Chubu and Tohoku each with 0.13 MTpa, or approximately 19 million cubic feet of natural gas per day (MMcf/d).

Egypt

•

The Company is currently operating a record 28 rigs in Egypt, drilling 68 wells during the second quarter of 2012, including 16 exploratory wells with a success rate of over 80 percent. We continue to expand into deeper drilling horizons and have made progress with our first horizontal well, where we expect test results during the third quarter.

North Sea

•

In May 2012, Apache announced that a Beryl Field extension well had initial rate of 11,625 barrels of oil per day (b/d) and 13.1 MMcf/d. A new 3-D seismic survey over the field is planned for mid-2012, the first since 1997. Apache is the operator and owns a 50-percent stake in the Beryl field through the Mobil North Sea Limited acquisition completed on December 30, 2011.

•

In May 2012, Apache commenced production from its first well in the Bacchus Field. In August, we announced a second successful horizontal well increased production from the field to 12,900 b/d. Apache has a 50-percent working interest in Bacchus, which is a subsea tie-back to Apache’s Forties Alpha platform.

Canada

•	On June 14, 2012, Apache announced the discovery of a prolific new shale play in the Liard Basin, British Columbia. The Company holds 430,000 acres with a 100-percent working interest.

New Ventures

In June 2012, Apache held an investor day highlighting several oil exploration prospects, including the following:

•	Apache has built a 580,000 net acreage position in the Mississippian Lime play in Kansas and Nebraska.

•	Apache disclosed a 300,000 net acreage position in the Williston Basin in Montana.

•

The Company plans to drill its first well in Alaska’s Cook Inlet during the second half of 2012. The Company holds approximately 1 million net acres in the Cook Inlet and is currently conducting 3-D seismic acquisitions to identify more opportunities in the area.

•	Apache expects to commence drilling its first well in Block L-8 offshore Kenya in the third quarter of 2012.

Apache will continue to evaluate each of these prospects located in new areas where Apache has yet to establish an operating region.

Notable Events

•

In May 2012, the Argentine government announced a general revocation of the tax-exempt status of oil and gas operations in the province of Tierra del Fuego, effective immediately. Apache does not expect this change to have a material impact on its consolidated financial statements.

•

In July 2012, the Argentine executive branch issued Decree No. 1277 for the Regulation of the Hydrocarbon Sovereignty Regime of the Argentine Republic (the Decree) that created, among other things, the Commission of Planning and Strategic Coordination of the National Hydrocarbon Investments Plan (the Commission). The Commission will prepare an annual National Plan on Hydrocarbon Investments, establishing the criteria and goals regarding investments in exploration, exploitation, refining, transport, and commercialization of hydrocarbons. Companies engaged in those activities are required to submit to the Commission their technical, production, and economic data and detailed annual investment plans, including detailed exploration and production and maintenance plans.

The Commission is authorized under the Decree to mandate investments, control hydrocarbon prices, and issue fines or revoke permits or concessions for failure to comply. The financial impact of this Decree on Apache’s future financial position, results of operations, and/or liquidity is not currently determinable.

Results of Operations

Oil and Gas Revenues

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$1,096	35%	$1,050	32%	$2,266	34%	$1,968	32%
Canada	115	4%	135	4%	246	4%	250	4%

North America	1,211	39%	1,185	36%	2,512	38%	2,218	36%

Egypt	888	29%	1,045	32%	2,007	30%	2,095	34%
Australia	304	10%	425	13%	644	10%	756	12%
North Sea	626	20%	567	17%	1,305	20%	993	16%
Argentina	63	2%	58	2%	136	2%	110	2%

International	1,881	61%	2,095	64%	4,092	62%	3,954	64%

Total (1)	$3,092	100%	$3,280	100%	$6,604	100%	$6,172	100%

Total Gas Revenues:
United States	$257	35%	$405	43%	$549	36%	$786	43%
Canada	163	22%	273	29%	361	23%	536	30%

North America	420	57%	678	72%	910	59%	1,322	73%

Egypt	123	17%	157	17%	253	16%	305	17%
Australia	84	11%	45	5%	170	11%	86	5%
North Sea	56	7%	5	0%	104	7%	9	0%
Argentina	57	8%	53	6%	114	7%	90	5%

International	320	43%	260	28%	641	41%	490	27%

Total (2)	$740	100%	$938	100%	$1,551	100%	$1,812	100%

Natural Gas Liquids (NGL)
Revenues:
United States	$89	72%	$105	77%	$177	68%	$183	73%
Canada	17	13%	25	18%	41	16%	49	20%

North America	106	85%	130	95%	218	84%	232	93%

Egypt	—	—	—	—	—	0%	1	0%
North Sea	12	10%	—	—	27	11%	—	—
Argentina	6	5%	7	5%	13	5%	16	7%

International	18	15%	7	5%	40	16%	17	7%

Total	$124	100%	$137	100%	$258	100%	$249	100%

Total Oil and Gas Revenues:
United States	$1,442	36%	$1,560	36%	$2,992	35%	$2,937	36%
Canada	295	8%	433	10%	648	8%	835	10%

North America	1,737	44%	1,993	46%	3,640	43%	3,772	46%

Egypt	1,011	26%	1,201	28%	2,260	27%	2,401	29%
Australia	388	10%	470	11%	814	10%	842	10%
North Sea	694	17%	572	13%	1,436	17%	1,002	12%
Argentina	126	3%	119	2%	263	3%	216	3%

International	2,219	56%	2,362	54%	4,773	57%	4,461	54%

Total	$3,956	100%	$4,355	100%	$8,413	100%	$8,233	100%

(1)

Financial derivative hedging activities decreased oil revenues $40 million and $104 million for the 2012 second quarter and six-month period ended June 30, 2012, respectively, and $148 million and $219 million for the 2011 second quarter and six-month period ended June 30, 2011, respectively.

(2)

Financial derivative hedging activities increased natural gas revenues $119 million and $223 million for the 2012 second quarter and six-month period ended June 30, 2012, respectively, and $61 million and $125 million for the 2011 second quarter and six-month period ended June 30, 2011, respectively.

Production

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Oil Volume – b/d:
United States	127,678	117,257	9%	126,803	115,499	10%
Canada	15,277	14,408	6%	15,429	14,555	6%

North America	142,955	131,665	9%	142,232	130,054	9%

Egypt	98,922	99,634	(1)%	99,206	104,230	(5)%
Australia	30,497	40,573	(25)%	30,447	37,663	(19)%
North Sea	65,996	57,364	15%	65,971	52,195	26%
Argentina	9,583	9,656	(1)%	9,608	9,636	0%

International	204,998	207,227	(1)%	205,232	203,724	1%

Total (1)	347,953	338,892	3%	347,464	333,778	4%

Natural Gas Volume – Mcf/d:
United States	844,413	880,283	(4)%	830,953	869,276	(4)%
Canada	612,064	636,718	(4)%	624,145	639,707	(2)%

North America	1,456,477	1,517,001	(4)%	1,455,098	1,508,983	(4)%

Egypt	358,985	358,870	0%	367,526	365,157	1%
Australia	211,524	179,582	18%	217,930	181,243	20%
North Sea	64,722	2,367	NM	65,894	2,135	NM
Argentina	224,289	215,203	4%	217,741	201,722	8%

International	859,520	756,022	14%	869,091	750,257	16%

Total (2)	2,315,997	2,273,023	2%	2,324,189	2,259,240	3%

Natural Gas Liquids (NGL) Volume – b/d:
United States	29,665	21,803	36%	25,991	20,534	27%
Canada	5,844	5,998	(3)%	6,078	6,270	(3)%

North America	35,509	27,801	28%	32,069	26,804	20%

Egypt	—	(24)	NM	—	101	NM
North Sea	1,957	—	NM	1,962	—	NM
Argentina	3,067	3,014	2%	3,030	3,035	0%

International	5,024	2,990	68%	4,992	3,136	59%

Total	40,533	30,791	32%	37,061	29,940	24%

BOE per day (3)
United States	298,080	285,773	4%	291,287	280,913	4%
Canada	123,131	126,526	(3)%	125,531	127,443	(2)%

North America	421,211	412,299	2%	416,818	408,356	2%

Egypt	158,752	159,422	0%	160,460	165,190	(3)%
Australia	65,751	70,503	(7)%	66,769	67,870	(2)%
North Sea	78,741	57,758	36%	78,915	52,551	50%
Argentina	50,031	48,537	3%	48,928	46,291	6%

International	353,275	336,220	5%	355,072	331,902	7%

Total	774,486	748,519	3%	771,890	740,258	4%

(1)

Approximately 15 percent of worldwide oil production was subject to financial derivative hedges for the second quarter and six-month period ended June 30, 2012, and 29 and 30 percent for the comparative 2011 second quarter and six-month periods, respectively.

(2)

Approximately 13 percent of worldwide natural gas production was subject to financial derivative hedges for the second quarter and six-month period ended June 30, 2012, and 16 percent for the comparative 2011 second quarter and six-month periods.

(3)

The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

NM	– Not meaningful.

Pricing

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Average Oil Price – Per barrel:
United States	$94.37	$98.41	(4)%	$98.20	$94.15	4%
Canada	82.35	102.42	(20)%	87.46	94.78	(8)%
North America	93.08	98.85	(6)%	97.03	94.22	3%
Egypt	98.73	115.26	(14)%	111.18	111.05	0%
Australia	109.46	115.18	(5)%	116.20	110.92	5%
North Sea	104.16	108.44	(4)%	108.67	105.06	3%
Argentina	72.69	65.58	11%	77.88	62.99	24%
International	100.86	111.04	(9)%	109.56	107.22	2%
Total (1)	97.66	106.31	(8)%	104.43	102.15	2%
Average Natural Gas Price – Per Mcf:
United States	$3.33	$5.05	(34)%	$3.63	$4.99	(27)%
Canada	2.94	4.71	(38)%	3.18	4.63	(31)%
North America	3.17	4.91	(35)%	3.44	4.84	(29)%
Egypt	3.75	4.79	(22)%	3.77	4.61	(18)%
Australia	4.41	2.74	61%	4.29	2.62	64%
North Sea	9.42	26.41	(64)%	8.68	23.72	(63)%
Argentina	2.76	2.74	1%	2.87	2.48	16%
International	4.08	3.79	8%	4.05	3.61	12%
Total (2)	3.51	4.54	(23)%	3.67	4.43	(17)%
Average NGL Price – Per barrel:
United States	$32.99	$52.91	(38)%	$37.51	$49.22	(24)%
Canada	32.07	46.63	(31)%	37.03	43.25	(14)%
North America	32.84	51.56	(36)%	37.42	47.82	(22)%
Egypt	—	43.53	NM	—	65.73	NM
North Sea	69.23	—	NM	76.69	—	NM
Argentina	21.09	27.64	(24)%	23.61	29.08	(19)%
International	39.84	27.51	45%	44.47	30.26	47%
Total	33.71	49.22	(32)%	38.37	45.98	(17)%

(1)

Reflects a per-barrel decrease of $1.25 and $1.64 from derivative activities for the 2012 second quarter and six-month period ended June 30, 2012, respectively, and a decrease of $4.80 and $3.63 from derivative activities for the comparative 2011 second quarter and six-month period, respectively.

(2)

Reflects a per-Mcf increase of $.56 and $.53 from derivative activities for the 2012 second quarter and six-month period ended June 30, 2012, respectively, and an increase of $.30 and $.31 from derivative activities for the comparative 2011 second quarter and six-month period, respectively.

NM	– Not meaningful.

Second-Quarter 2012 compared to Second-Quarter 2011

Crude Oil Revenues Crude oil revenues for the second quarter of 2012 totaled $3.1 billion, a $188 million decrease from the comparative 2011 quarter, primarily the result of an eight-percent decrease in average realized prices. Crude oil accounted for 78 percent of oil and gas production revenues and 45 percent of worldwide production in the second quarter of 2012. Lower realized prices reduced second-quarter 2012 revenues by $267 million compared to the prior-year quarter, while higher production volumes contributed $79 million.

Crude oil prices realized in the second quarter of 2012 averaged $97.66 per barrel, compared with $106.31 in the comparative prior-year quarter. International Dated Brent crudes and Heavy and Light Louisiana Sweet crudes from the Gulf Coast continue to be priced at a premium to WTI-based prices. We are realizing these premium prices on approximately 73 percent of our crude oil production. Our Egypt, Australia and North Sea regions, which comprise approximately 56 percent of our worldwide oil production, receive International Dated Brent pricing with second-quarter 2012 oil realizations averaging $102.24 compared with second-quarter 2011 realizations of $113.27. Our Gulf Coast regions, which comprise 16 percent of our worldwide oil production, had price realizations averaging $108.71 per barrel, as compared to 2011 realizations of $113.20 per barrel.

Worldwide production increased 9 thousand barrels of oil per day (Mb/d) from the second quarter of 2011 to 348 Mb/d in the second quarter of 2012, driven by increased production in the U.S. and the North Sea. In the U.S., production increased nine percent on new drilling and recompletion activity as well as acquisitions. The Permian region rose 9 Mb/d on increased drilling activity, primarily in the Deadwood, Spraberry, and Wolfcamp plays. The Central region rose 5 Mb/d on production from properties added in the Cordillera acquisition. The GOM onshore and offshore regions decreased 3 Mb/d on natural decline and facility downtime. North Sea production increased 9 Mb/d, as volumes from the newly acquired Beryl assets more than offset natural decline in the Forties field. Australia production decreased 10 Mb/d as a result of natural decline.

Natural Gas Revenues Gas revenues for the second quarter of 2012 totaled $740 million, down 21 percent from the second quarter of 2011. A two-percent increase in average production added $14 million to natural gas revenues as compared to the prior-year quarter, while a 23-percent decline in average realized prices decreased revenues by $212 million. Natural gas accounted for 19 percent of our oil and gas production revenues and 50 percent of our equivalent production. As a whole our international regions, which contribute approximately one-third of our worldwide gas production, benefitted from higher realized prices as compared to the prior-year quarter.

Worldwide production grew 43 MMcf/d between the periods on production increases in the North Sea, Australia, and Argentina. North Sea production grew 62 MMcf/d on production from the recently acquired Beryl assets. Daily production in Australia increased 32 MMcf/d on higher existing customer takes and new contracts associated with the completion of facilities at Devil Creek. Argentina’s production was up 9 MMcf/d from recompletions and new drilling, primarily associated with the country’s Gas Plus program. U.S. production decreased 36 MMcf/d on production associated with divested properties and natural decline resulting from our shift away from gas-focused drilling. Lower production was partially offset by volumes on newly acquired properties. Daily production in Canada declined 25 MMcf/d reflecting the impact of natural decline and lower drilling and recompletion activity.

Year-to-Date 2012 compared to Year-to-Date 2011

Crude Oil Revenues Crude oil revenues for the first half of 2012 totaled $6.6 billion, $432 million higher than the comparative 2011 period, the result of a two-percent increase in average realized prices and a four-percent increase in worldwide production. Crude oil accounted for 78 percent of oil and gas production revenues and 45 percent of worldwide production, compared with 75 percent and 45 percent, respectively, in the 2011 period. Higher realized prices added $137 million to the increase in revenues compared to the first half of 2012, while higher production volumes contributed an additional $295 million.

Crude oil prices realized in the first six months of 2012 averaged $104.43 per barrel, compared with $102.15 in the comparative prior-year period. Our Egypt, Australia, North Sea, and GOM regions, which comprise approximately 73 percent of our worldwide oil production averaged oil realizations of $111.15 compared with realizations of $108.59 in the 2011 period.

Worldwide production increased 14 Mb/d to 347 Mb/d in the first half of 2012, driven by increased production in the U.S. and the North Sea. In the U.S., production increased 10 percent on new drilling and recompletion activity as well as from acquisitions. The Permian region was up 8 Mb/d on increased drilling activity, primarily in the Deadwood, Spraberry, and Wolfcamp plays. The Central region was up 3 Mb/d on production from properties added in the Cordillera acquisition. Production in the GOM onshore and offshore regions was flat as drilling and recompletion activity offset natural decline. North Sea production increased 14 Mb/d, as volumes from the newly acquired Beryl assets more than offset natural decline in the Forties field. Australia production decreased 7 Mb/d as a result of natural decline. Egypt gross production was down one percent over the year-ago period while net production was down five percent.

Natural Gas Revenues Gas revenues for the first six months of 2012 totaled $1.6 billion, down 14 percent from the comparative 2011 period. A three-percent increase in average production added $52 million to natural gas revenues, while a 17-percent decrease in average realized prices reduced revenues by $313 million. Natural gas accounted for 18 percent of our oil and gas production revenues and 50 percent of our equivalent production, compared to 22 and 51 percent, respectively, for the 2011 period. As a whole our international regions, which contribute approximately one-third of our worldwide gas production, benefitted from higher realized prices as compared to the first half of 2011.

Worldwide production grew 65 MMcf/d between the periods on production increases in the North Sea, Australia, and Argentina. North Sea production grew 64 MMcf/d on production from the recently acquired Beryl assets. Daily production in Australia increased 37 MMcf/d on higher customer takes and new contracts associated with the completion of facilities at Devil Creek. Argentina’s production was up 16 MMcf/d from recompletions and new drilling, primarily associated with the country’s Gas Plus program. Daily production in the U.S. and Canada decreased 38 MMcf/d and 16 MMcf/d, respectively, as drilling and recompletion activity shifted from gas-rich to liquids-rich properties. The production decrease in the U.S. was partially offset by volumes from acquired properties.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and a per boe basis. Our discussion may reference expenses on a per boe basis, on an absolute dollar basis or both, depending on their relevance.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	$1,194	$934	$16.95	$13.72	$2,329	$1,804	$16.58	$13.46
Additional	648	26	9.19	0.38	1,169	26	8.32	0.19
Other assets	90	69	1.27	1.00	174	135	1.24	1.01
Asset retirement obligation accretion	57	38	0.80	0.57	112	75	0.80	0.56
Lease operating costs	704	662	9.99	9.72	1,377	1,285	9.80	9.59
Gathering and transportation costs	72	73	1.02	1.06	149	149	1.06	1.12
Taxes other than income	203	255	2.88	3.74	460	419	3.28	3.12
General and administrative expense	132	103	1.87	1.52	260	215	1.84	1.61
Merger, acquisitions & transition	16	6	0.23	0.08	22	11	0.16	0.09
Financing costs, net	45	41	0.64	0.60	85	86	0.60	0.64

Total	$3,161	$2,207	$44.84	$32.39	$6,137	$4,205	$43.68	$31.39

Depreciation, Depletion and Amortization (DD&A) The following table details the changes in DD&A of oil and gas properties between the second quarters and six-month periods of 2012 and 2011:

	For the Quarter Ended June 30,	For the Six Months Ended June 30,
	(In millions)	(In millions)
2011 DD&A	$934	$1,804
Volume change	45	115
Rate change	215	410

2012 DD&A	$1,194	$2,329

Oil and gas property recurring DD&A expense of $1.2 billion in the second quarter of 2012 increased $260 million compared to the prior-year quarter on an absolute dollar basis: $215 million on rate, $45 million from higher volumes. The Company’s oil and gas property recurring DD&A rate increased $3.23 to $16.95 per boe, reflecting acquisition and drilling costs that exceed our historical basis and lower proved reserve estimates on a decline in natural gas prices.

Oil and gas property recurring DD&A expense of $2.3 billion in the first half of 2012 increased $525 million compared to the prior-year period on an absolute dollar basis: $410 million on rate and $115 million from higher volumes. The Company’s oil and gas property recurring DD&A rate increased $3.12 to $16.58 per boe, reflecting acquisition and drilling costs that exceed our historical basis and lower proved reserve estimates on a decline in natural gas prices.

In addition, we recorded a $641 million ($480 million net of tax) and $521 million ($390 million net of tax) non-cash write-down of the carrying value of our proved oil and gas property balances in Canada as of June 30, 2012, and March 31, 2012, respectively. Under the full-cost method of accounting, the Company is required to review the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, net of related tax effects and discounted 10 percent. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. If natural gas prices remain depressed, additional write-downs in Canada will occur. The Company also recorded $7 million and $26 million of additional DD&A in the second quarters of 2012 and 2011, respectively, associated with impairments of new venture seismic activity in countries where Apache is pursuing exploration opportunities but has not yet established a presence.

Lease Operating Expenses (LOE) LOE increased $42 million, or six percent, and $92 million, or seven percent, on an absolute dollar basis, for the quarter and six-month period ended June 30, 2012, compared to the comparable periods of 2011. On a per unit basis, LOE increased three percent to $9.99 per boe for the second quarter of 2012, as compared to the same prior-year period, and two percent to $9.80 per boe for the first six months of 2012, as compared to the prior-year six-month period. The following table identifies changes in Apache’s LOE rate between the second quarters and six-month periods of 2011 and 2012.

For the Quarter Ended June 30,
Per boe
2011 LOE	$9.72
Acquisitions (1)	0.32
Labor and overhead	0.19
Workover costs	0.10
Repairs and maintenance	0.07
FX impact	(0.16)
Other	0.08
Other increased production	(0.33)

2012 LOE	$9.99

For the Six Months Ended June 30,
Per boe
2011 LOE	$9.59
Acquisitions (1)	0.27
Non-operated costs	0.22
Labor and overhead	0.16
Other increased production	(0.43)
Other	(0.01)

2012 LOE	$9.80

(1)	Per-unit impact of acquisitions is shown net of associated production.

Gathering and Transportation Gathering and transportation costs totaled $72 million and $149 million in the second quarter and first half of 2012, respectively, down $1 million from the second quarter of 2011 and flat compared to the first half of 2011. On a per-unit basis, gathering and transportation costs of $1.02 and $1.06 for the second quarter and first half of 2012 were down four percent and five percent, respectively. The following table presents gathering and transportation costs paid by Apache directly to third-party carriers for each of the periods presented:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Canada	$39	$41	$83	$86
U.S.	17	15	32	29
Egypt	10	8	20	18
North Sea	4	7	10	12
Argentina	2	2	4	4

Total Gathering and transportation	$72	$73	$149	$149

Taxes other than Income Taxes other than income totaled $203 million and $460 million for the second quarter and first half of 2012, a decrease of $52 million and an increase of $41 million, respectively, from the comparative prior-year periods. The following table presents a comparison of these expenses:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
U.K. PRT	$112	$155	$270	$237
Severance taxes	51	57	106	104
Ad valorem taxes	21	27	49	54
Other	19	16	35	24

Total Taxes other than income	$203	$255	$460	$419

The North Sea Petroleum Revenue Tax (PRT) is assessed on qualifying net receipts from established fields in the U.K. North Sea. For the second quarter of 2012, U.K. PRT was $43 million lower than the 2011 period based on a 17-percent decrease in net receipts, primarily driven by lower revenues. Lower realized oil and gas prices resulted in a decrease of severance and ad valorem tax expense of $6 million each. Severance taxes are incurred primarily on onshore properties in the U.S. and certain properties in Australia and Argentina. Ad valorem taxes are assessed on U.S and Canadian property values and sales.

U.K. PRT for the first six months of 2012 was $33 million higher when compared to the 2011 period based on a 27-percent increase in net receipts, primarily driven by the Mobil North Sea acquisition. For the first half of 2012, property acquisitions increased severance taxes by $2 million as compared to the first half of 2011. Ad Valorem taxes for the first half of 2012 decreased $5 million on lower realized oil and gas prices in Canada as compared to the prior-year period.

General and Administrative Expenses General and administrative expenses (G&A) for the second quarter and first half of 2012 increased $29 million and $45 million, respectively, from the comparable 2011 periods on additional expenses relating to personnel, office, and information technology costs in support of our major development projects, increased exploration activities, and acquisitions.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Interest expense	$131	$109	$239	$217
Amortization of deferred loan costs	2	1	3	2
Capitalized interest	(85)	(63)	(151)	(123)
Interest income	(3)	(6)	(6)	(10)

Financing costs, net	$45	$41	$85	$86

Net financing costs were up $4 million in the second quarter of 2012 compared to the second quarter of 2011 and down $1 million for the first six months of 2012 compared to the same 2011 period. The $22 million increase in interest expense in the second-quarter 2012 and first-half 2012 is associated with $3.0 billion of debt issued in April 2012. The $22 million and $28 million increases in capitalized interest in the second quarter of 2012 and first half of 2012, respectively, are the result of higher unproved property balances from the Mobil North Sea and Cordillera acquisitions.

Provision for Income Taxes The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, the Company recorded the income tax impact of a $521 and $641 million non-cash write-down of its Canadian proved oil and gas properties as a discrete item in the first and second quarters of 2012, respectively.

The 2012 second-quarter provision for income taxes decreased $417 million to $455 million, primarily the result of a 62-percent decrease in income before income taxes. The effective income tax rate for the second quarter of 2012 was 56 percent, reflecting the impact of a $641 million Canadian non-cash write-down discussed above. Absent the write-down and the impact of foreign currency fluctuations on deferred taxes, the second-quarter 2012 effective rate would have been 43 percent, an increase from 40 percent in the second quarter of 2011. This difference was driven primarily by an increase in the U.K. corporate income tax rate on North Sea oil and gas profits from 50 percent to 62 percent, which was enacted in the third quarter of 2011.

The 2012 first-half provision for income taxes decreased $447 million to $1.2 billion, primarily the result of a 42-percent decrease in income before income taxes. The effective income tax rate for the first-half 2012 was 51 percent, reflecting the impact of a $1.2 billion Canadian non-cash write-down discussed above. Absent the write-downs and the impact of foreign currency fluctuations on deferred taxes, the first-half 2012 effective rate would have been 43 percent, an increase from 40 percent in the first half of 2011. This difference was driven primarily by an increase in the U.K. corporate income tax rate on North Sea oil and gas profits from 50 percent to 62 percent, which was enacted in the third quarter of 2011.

In March 2011 the U.K. government first proposed a decrease in the tax relief attributable to decommissioning expenditures in the North Sea from 62 percent to a maximum of 50 percent. The related legislation was then introduced in Finance Bill 2012 and received Royal Assent and was enacted on July 17, 2012. As a result of the enacted legislation, the Company will record a non-recurring deferred tax charge estimated at approximately $40 million in the third quarter of 2012.

Capital Resources and Liquidity

Operating cash flows are the Company’s primary source of liquidity. We may also elect to utilize available committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the occasional sale of nonstrategic assets for all other liquidity and capital resource needs.

Apache’s operating cash flows, both in the short-term and the long-term, are impacted by highly volatile oil and natural gas prices. Significant deterioration in commodity prices negatively impacts our revenues, earnings and cash flows, capital spending, and potentially our liquidity if spending does not trend downward as well. Sales volumes and costs also impact cash flows; however, these historically have not been as volatile and have less impact than commodity prices in the short-term.

Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proven reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of our exploration and development activities or our ability to acquire additional reserves at reasonable costs.

We believe the liquidity and capital resource alternatives available to Apache, combined with internally generated cash flows, will be adequate to fund short-term and long-term operations, including our capital spending program, repayment of debt maturities, and any amount that may ultimately be paid in connection with contingencies.

For additional information, please see Part II, Item 1A, “Risk Factors” of this Form 10-Q and Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors Related to Our Business and Operations,” in our Annual Report on Form 10-K for our 2011 fiscal year.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Six Months Ended June 30,
	2012	2011
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$4,799	$4,724
Sale of oil and gas properties	9	192
Fixed rate debt borrowings	2,991	—
Net commercial paper and bank loan borrowings	431	—
Common stock activity and treasury stock activity	19	42
Other	3	26

	8,252	4,984

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$4,198	$3,439
Acquisitions	2,672	78
Equity investment in Yara Pilbara Holdings Pty Limited (YPHL)	439	—
Payments of fixed rate debt	400	—
Net commercial paper and bank loan repayments	—	289
Dividends	161	153
Other	316	52

	8,186	4,011

Increase in cash and cash equivalents	$66	$973

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts differ from those discussed elsewhere in this document, which include accruals.

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

Net cash provided by operating activities for the first six months of 2012 totaled $4.8 billion, up $75 million from the first six months of 2011. The increase reflects the impact of higher oil and gas revenues (up $180 million), with a four-percent increase in daily equivalent production adding approximately $397 million and lower realized commodity prices reducing revenues by $217 million. Also impacting operating cash flows was a change in working capital during the first six months of 2012.

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

Fixed Rate Debt Borrowings In April 2012 Apache issued $3 billion principal amount of senior unsecured notes. For further discussion of the note offering, please see Note 6—Debt and Financing Costs of this Form 10-Q.

Capital Expenditures We fund exploration and development (E&D) activities primarily through operating cash flows and budget capital expenditures based on projected cash flows. We routinely adjust our capital budget on a quarterly basis in response to changing market conditions and operating cash flow forecasts.

Historically, we have used a combination of operating cash flows, borrowings under lines of credit and the commercial paper program and, from time to time, issues of public debt or common stock to fund significant acquisitions.

The following table details capital expenditures for each country in which we do business:

	For the Six Months Ended June 30,
	2012	2011
	(In millions)
E&D Costs:
United States	$2,186	$1,288
Canada	295	434

North America	2,481	1,722

Egypt	510	477
Australia	253	318
North Sea	420	421
Argentina	157	158
Other International	33	27

International	1,373	1,401

Worldwide E&D Costs	3,854	3,123

Gathering, Transmission and Processing Facilities (GTP):
United States	44	—
Canada	86	84
Egypt	37	54
Australia	249	119
Argentina	9	4

Total GTP Costs	425	261

Asset Retirement Costs	383	161
Capitalized Interest	151	123

Capital Expenditures, excluding acquisitions	4,813	3,668

Acquisitions, including GTP	3,362	95
Asset Retirement Costs—Acquired	33	25

Total Capital Expenditures	$8,208	$3,788

Worldwide E&D expenditures for the first six months of 2012 totaled $3.9 billion, or 23 percent above the first six months of 2011. E&D spending in North America, which was up 44 percent, totaled 64 percent of worldwide E&D spending. U.S. E&D expenditures increased 70 percent primarily on increased drilling activity in the Permian region, particularly in the Deadwood area, and in our Central region where our active horizontal drilling program in the Granite Wash and Cleveland oil plays continued to expand. U.S. expenditures also reflect an increase in leasehold acquisition efforts where we have spent over $400 million to gain new acreage positions in several prospects, including the Mississippian Lime play in Kansas and Nebraska, the Williston Basin play in Montana and several offshore blocks in the GOM Deepwater and Shelf regions. E&D spending in Canada decreased 32 percent from the prior year period as our drilling program has been re-focused to oil and liquids-rich plays given current North American gas prices.

E&D expenditures outside of North America remained relatively flat when compared to the first six-months of 2011. E&D spending in Egypt was up $33 million on continued drilling activity across all its major basins. Australian expenditures were down $65 million, or 20 percent, as tropical cyclones and rig availability delayed exploration drilling and development activities in the first half of the year.

We invested $425 million in GTP in the first six months of 2012 compared to $261 million in the first six months of 2011. The increase is primarily related to Australia, driven by the purchase of the Ningaloo Vision floating production storage and offloading vessel (FPSO) and expenditures for the Wheatstone LNG project.

We acquired $3.4 billion of oil and gas properties in the first half of 2012 compared to $95 million in the prior-year period. Acquisitions occur as attractive opportunities arise and, therefore, vary from year to year. For information regarding our acquisitions, please see Note 2 – Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Equity Investment in YPHL On January 31, 2012, a subsidiary of Apache Energy Limited completed the acquisition of a 49-percent interest in YPHL (formerly Burrup Holdings Limited) for $439 million, including working capital adjustments. The transaction was funded with debt. The investment in YPHL is accounted for under the equity method of accounting, with the balance recorded as a component of “Deferred charges and other” in Apache’s consolidated balance sheet and results of operations recorded as a component of “Other” under “Revenues and Other” in the Company’s statement of consolidated operations.

Payments of Fixed Rate Debt During the period Apache repaid the $400 million in aggregate principal amount of 6.25-percent notes that matured on April 15, 2012.

Dividends For the six-month periods ended June 30, 2012 and 2011, the Company paid $123 million and $115 million, respectively, in dividends on its common stock. In the first six months of 2012 and 2011, the Company also paid $38 million in each of the six month periods in dividends on its Series D Preferred Stock.

Liquidity

The following table presents a summary of our key financial indicators at the dates presented:

	June 30, 2012	December 31, 2011
	(In millions of dollars, except as indicated)
Cash and cash equivalents	$361	295
Total debt	10,238	7,216
Shareholders’ equity	30,673	28,993
Available committed borrowing capacity	2,907	3,300
Floating-rate debt/total debt	5%	0.4%
Percent of total debt-to-capitalization	25%	20%

Cash and Cash Equivalents We had $361 million in cash and cash equivalents as of June 30, 2012, compared to $295 million at December 31, 2011. Approximately $336 million of the cash was held by foreign subsidiaries, with the remaining balance held by Apache Corporation and U.S. subsidiaries. The cash held by foreign subsidiaries is subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly liquid investment-grade securities with maturities of three months or less at the time of purchase.

Debt As of June 30, 2012, outstanding debt, which consisted of notes, debentures, commercial paper, and uncommitted bank lines, totaled $10.2 billion. Current debt includes $500 million 5.25-percent notes due within the next 12 months and $68 million borrowed under uncommitted overdraft lines in Argentina.

In April 2012 the Company issued $400 million principal amount of senior unsecured 1.75-percent notes maturing April 15, 2017, $1.1 billion principal amount of senior unsecured 3.25-percent notes maturing April 15, 2022, and $1.5 billion principal amount of senior unsecured 4.75-percent notes maturing April 15, 2043. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. We used the proceeds to fund the cash portion of the purchase price to acquire Cordillera, repay the $400 million in aggregate principal amount of 6.25-percent notes that matured on April 15, 2012, and for general corporate purposes.

On June 4, 2012, the Company entered into a new Global Credit Facility consisting of a $1.7 billion revolving syndicated bank credit facility for the U.S., a $300 million revolving syndicated bank credit facility for Australia, and a $300 million revolving syndicated bank credit facility for Canada, which replaced the Company’s existing syndicated bank credit facilities that were scheduled to mature in May 2013. The new facilities are scheduled to mature on June 4, 2017. There were no changes to the Company’s $1.0 billion U.S. credit facility that matures on August 12, 2016.

The credit facilities are subject to covenants, events of default and representations and warranties that are substantially similar to those in Apache’s $1.0 billion revolving credit facility dated August 12, 2011. The facilities will be used for general corporate purposes.

Available committed borrowing capacity As of June 30, 2012, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion. Available borrowing capacity under the credit facilities was $2.9 billion.

In June 2012, the Company increased the size of its commercial paper program from $2.95 billion to $3.0 billion. The commercial paper program is fully supported by available borrowing capacity under the committed credit facilities, which expire in 2016 and 2017. As of June 30, 2012, the Company had $393 million in commercial paper outstanding, compared with no outstanding commercial paper as of December 31, 2011.

The Company was in compliance with the terms of its credit facilities as of June 30, 2012.

Percent of total debt–to-capitalization The Company’s June 30, 2012 debt-to-capitalization ratio was 25 percent, up from 20 percent at December 31, 2011.

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

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except per share data)
Income Attributable to Common Stock (GAAP)	$337	$1,240	$1,115	$2,355
Adjustments:
Canada proved property write-down, net of tax(1)	480	—	870	—
Merger, acquisitions & transition, net of tax(2)	10	3	13	7
Unrealized foreign currency fluctuation impact on deferred tax expense	(6)	19	1	31

Adjusted Earnings (Non-GAAP)	$821	$1,262	$1,999	$2,393

Net Income per Common Share – Diluted (GAAP)	$0.86	$3.17	$2.86	$6.03
Adjustments:
Canada proved property write-down, net of tax(1)	1.19	—	2.16	—
Merger, acquisitions & transition, net of tax(2)	.03	.01	.03	.02
Unrealized foreign currency fluctuation impact on deferred tax expense	(.01)	.04	.01	.07

Adjusted Earnings Per Share – Diluted (Non-GAAP)	$2.07	$3.22	$5.06	$6.12

(1)

A write-down of our Canadian proved property balances of $521 million and $641 million pre-tax was recorded in the first and second quarters of 2012, for which a tax benefit of $131 million and $161 million was recognized, respectively. The tax effect was calculated utilizing the Canadian statutory rate currently in effect.

(2)

Merger, acquisitions & transition costs recorded in the second quarter of 2012 and 2011 totaled $16 million and $6 million pre-tax, for which a tax benefit of $6 million and $3 million was recognized, respectively. For the first half of 2012 and 2011, merger, acquisitions & transition costs totaled $22 million and $11 million, for which a tax benefit of $9 million and $4 million was recognized, respectively. The tax effect was calculated utilizing the statutory rates in effect in each country where costs were incurred.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather and political climate. Our average crude oil realizations have decreased eight percent to $97.66 per barrel in the second quarter of 2012 from $106.31 per barrel in the comparable period of 2011. Our average natural gas price realizations have also fallen, decreasing 23 percent to $3.51 per Mcf in the second quarter of 2012 from $4.54 per Mcf in the comparable period of 2011.

We occasionally enter into hedging activities on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. For the second quarter and first six months of 2012, approximately 13 percent of our natural gas production, and approximately 15 percent of our crude oil production was subject to financial derivative hedges in both periods.

Apache may use futures contracts, swaps and options to hedge commodity price risk. Realized gains or losses from the Company’s price-risk management activities are recognized in oil and gas production revenues when the associated production occurs. Apache does not hold or issue derivative instruments for trading purposes.

On June 30, 2012, the Company had open natural gas derivative hedges in an asset position with a fair value of $257 million. A 10-percent increase in natural gas prices would reduce the fair value by approximately $20 million, while a 10-percent decrease in prices would increase the fair value by approximately $19 million. The Company also had open oil derivatives in a liability position with a fair value of $43 million. A 10-percent increase in oil prices would increase the liability by approximately $86 million, while a 10-percent decrease in prices would move the derivatives to an asset position of $38 million. These fair value changes assume volatility based on prevailing market parameters at June 30, 2012. See Note 3—Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.

Interest Rate Risk

The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 95 percent of the Company’s debt. At June 30, 2012, total debt included $461 million of floating-rate debt. As a result, Apache’s annual interest costs will fluctuate based on short-term interest rates on approximately five percent of our total debt outstanding at June 30, 2012. The impact on cash flow of a 10-percent change in the floating interest rate based on debt balances at June 30, 2012, would be approximately $296,000 per quarter.

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

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A 10-percent strengthening or weakening of the Australian dollar, Canadian dollar, British pound, and Argentine peso as of June 30, 2012, would result in a foreign currency net loss or gain, respectively, of approximately $215 million.

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

•

other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Form 10-K, other risks and uncertainties in our second-quarter 2012 earnings release, other factors disclosed under Item 1A—Risk Factors of this Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Company’s Chairman and Chief Executive Officer, in his capacity as principal executive officer, and Thomas P. Chambers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to both Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (filed with the SEC on February 29, 2012) and Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS

Please refer to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and as noted above in Part I, Item 3 of this Form 10-Q. For the six months ended June 30, 2012, Apache notes the following updated risk factor:

Our operations involve a high degree of operational risk, particularly risk of personal injury, damage, or loss of equipment, and environmental accidents.

Our operations are subject to hazards and risks inherent in the drilling, production, and transportation of crude oil and natural gas, including:

•	well blowouts, explosions, and cratering;

•	pipeline ruptures and spills;

•	fires;

•	formations with abnormal pressures;

•	equipment malfunctions;

•	hurricanes and/or cyclones, which could affect our operations in areas such as on- and offshore the Gulf Coast and Australia, and other natural disasters; and

•	surface spillage and surface or ground water contamination from petroleum constituents or hydraulic fracturing chemical additives.

Failure or loss of equipment, as the result of equipment malfunctions, cyber-attacks, or natural disasters such as hurricanes, could result in property damages, personal injury, environmental pollution and other damages for which we could be liable. Litigation arising from a catastrophic occurrence, such as a well blowout, explosion, or fire at a location where our equipment and services are used, or ground water contamination from hydraulic fracturing chemical additives may result in substantial claims for damages. Ineffective containment of a drilling well blowout, or pipeline rupture or surface spillage and surface or ground water contamination from petroleum constituents or hydraulic fracturing chemical additives could result in extensive environmental pollution and substantial remediation expenses.

If a significant amount of our production is interrupted, our containment efforts prove to be ineffective or litigation arises as the result of a catastrophic occurrence, our cash flows, and, in turn, our results of operations could be materially and adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

*10.1	—	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, as amended and restated July 19, 2012, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan.

10.2	—	Credit Agreement, dated as of June 4, 2012, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300).

10.3	—	Credit Agreement, dated as of June 4, 2012, among Apache Canada Ltd., the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Royal Bank of Canada, as Canadian Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300).

10.4	—	Syndicated Facility Agreement, dated as of June 4, 2012, among Apache Energy Limited (ACN 009 301 964), the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Citisecurities Limited (ABN 51 008 489 610), as Australian Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300).

*31.1	—	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	—	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	—	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Schema Document.

*101.CAL	—	XBRL Calculation Linkbase Document.

*101.LAB	—	XBRL Label Linkbase Document.

*101.PRE	—	XBRL Presentation Linkbase Document.

*101.DEF	—	XBRL Definition Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated: August 7, 2012	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 7, 2012	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)