Form 10-K
period 2012-12-31
APACHE CORP
filed 2013-03-01
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  [    ]  No  [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2012	$34,382,410,237
Number of shares of registrant’s common stock outstanding as of January 31, 2013	391,758,883

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2013 annual meeting of stockholders have been incorporated by reference in Part II and Part III of this annual report on Form 10-K.

TABLE OF CONTENTS

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

General

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. We currently have exploration and production interests in six countries: the U.S., Canada, Egypt, Australia, the U.K. North Sea (North Sea), and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities. We treat all operations as one line of business.

Our common stock, par value $0.625 per share, has been listed on the New York Stock Exchange (NYSE) since 1969, on the Chicago Stock Exchange (CHX) since 1960, and on the NASDAQ National Market (NASDAQ) since 2004. On June 7, 2012, we filed certifications of our compliance with the listing standards of the NYSE and the NASDAQ, including our principal executive officer’s certification of compliance with the NYSE standards. Through our website, www.apachecorp.com, you can access, free of charge, electronic copies of the charters of the committees of our Board of Directors, other documents related to our corporate governance (including our Code of Business Conduct and Governance Principles), and documents we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Included in our annual and quarterly reports are the certifications of our principal executive officer and our principal financial officer that are required by applicable laws and regulations. Access to these electronic filings is available as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. You may also request printed copies of our committee charters or other governance documents free of charge by writing to our corporate secretary at the address on the cover of this report. Our reports filed with the SEC are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov. From time to time, we also post announcements, updates, and investor information on our website in addition to copies of all recent press releases. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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

Throughout the cycles of our industry, these strategies have underpinned our ability to deliver long-term production and reserve growth and achieve competitive returns on invested capital for the benefit of our shareholders. We have increased reserves 23 out of the last 27 years and production 32 out of the past 34 years, a testament to our consistency over the long-term.

Apache pursues opportunities for growth through exploration and development drilling, supplemented by occasional strategic acquisitions. After a three-year period of significant portfolio expansion through acquisitions, we have shifted our focus back to developing our enlarged property base. In 2012, we generated approximately $8.5 billion of cash flows from operating activities, which enabled us to have an active drilling and development program across all of our regions. As a result, we reported record production of 779 Mboe/d, up over four percent from the prior year. At the same time, we have also invested a larger portion of our capital budget on long-lead time projects than we have in the past. In 2012, we spent approximately one-quarter of our capital budget on purchasing additional leasehold acreage, obtaining seismic data, building infrastructure, and proceeding on long-lead development projects including LNG facilities. Coupled with an active drilling program and our new venture exploration efforts, these longer-term investments secure a platform for future profitable growth.

While we are focused on growth through the drill bit, we also seek acquisition opportunities that meet our criteria for risk, reward, rate of return, and growth potential. From April 2010 through the end of 2012, Apache announced several significant acquisitions, each of which fit well with our long-term growth strategy. These properties are strategically positioned with our existing infrastructure and play to the strengths that come with our operating experience. Our significant acquisitions and other transactions since 2010 are described below.

2012 Transactions

Chevron Kitimat transaction    On December 24, 2012, Chevron Canada Limited (Chevron Canada) and Apache Canada Ltd. (Apache Canada) entered into an agreement to build and operate the Kitimat LNG project. Pursuant to the agreement, each will become a 50-percent owner of the proposed Kitimat LNG plant, the Pacific Trail Pipeline, and 644,000 gross undeveloped acres in the Horn River and Liard basins. Chevron Canada will operate the LNG plant, which will be located on the northern British Columbia coast, and the pipeline; Apache Canada will operate Horn River and Liard. The transaction closed on February 8, 2013.

Central Anadarko basin acquisition    In April 2012 Apache completed the acquisition of Cordillera Energy Partners III, LLC (Cordillera), a privately held company, for $2.7 billion in cash and approximately 6.3 million shares of Apache common stock.

Yara Pilbara Holdings Pty Limited acquisition    On January 31, 2012, a subsidiary of Apache Energy Limited completed the acquisition of a 49-percent interest in Yara Pilbara Holdings Pty Limited (YPHPL, formerly Burrup Holdings Limited) for $439 million, including working capital adjustments. YPHPL is the owner of an ammonia fertilizer plant on the Burrup Peninsula of Western Australia.

2011 Transactions

North Sea acquisition    On December 30, 2011, Apache completed the acquisition of Mobil North Sea Limited (Mobil North Sea) from Exxon Mobil Corporation with cash consideration of $1.25 billion.

2010 Transactions

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

For a more in-depth discussion of our growth strategy, 2012 results, and the Company’s capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Geographic Area Overviews

We currently have exploration and production interests in six countries: the U.S., Canada, Egypt, Australia, the U.K. North Sea, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

The following table sets out a brief comparative summary of certain key 2012 data for each of our operating areas. Additional data and discussion is provided in Part II, Item 7 of this Form 10-K.

	2012 Production	Percentage of Total 2012 Production	2012 Production Revenue	12/31/12 Estimated Proved Reserves	Percentage of Total Estimated Proved Reserves	2012 Gross Wells Drilled	2012 Gross Productive Wells Drilled
	(In MMboe)		(In millions)	(In MMboe)
United States	113.5	40%	$6,226	1,424	50%	1,052	1,035
Canada	44.7	16	1,322	541	19	169	145

Total North America	158.2	56	7,548	1,965	69	1,221	1,180

Egypt	58.1	20	4,554	273	10	198	174
Australia	23.6	8	1,575	342	12	15	8
North Sea	27.4	10	2,751	170	6	21	16
Argentina	17.7	6	519	102	3	30	30
Other International	—	—	—	—	—	1	—

Total International	126.8	44	9,399	887	31	265	228

Total	285.0	100%	$16,947	2,852	100%	1,486	1,408

North America

Apache’s North American asset base primarily comprises operations in the central U.S., the Permian Basin, the Gulf Coast onshore and offshore areas of the U.S., and operations in Western Canada. In 2012, our North America assets contributed 56 percent of our production and 45 percent of our oil and gas production revenues. At year-end 2012, 69 percent of our estimated proved reserves were located in North America.

United States

Overview    We have 12.3 million gross acres across the U.S., approximately 60 percent of which is undeveloped. After expanding our portfolio over the last three years, we now hold leading positions in many attractive basins and plays within the United States. To focus our development efforts in the U.S., we have divided our assets into five distinct regions: Central, Permian, Gulf of Mexico Shelf, Gulf of Mexico Deepwater, and Gulf Coast Onshore. We also have leasehold acreage holdings in Alaska and other states where we are pursuing exploration opportunities. Our holdings in the U.S. provide a balance of hydrocarbon mix and reserve life and an opportunity for continued exploration. In 2012, 54 percent of our U.S. production and 63 percent of our U.S. year-end estimated proved reserves were oil and liquids. In addition, the reserve life of our U.S. regions ranged from 6 to 20 years with the Gulf of Mexico offshore region’s shorter-lived reserves balancing longer-lived reserves in the Central and Permian regions. In 2012, 40 percent of Apache’s equivalent production and 50 percent of Apache’s total year-end estimated proved reserves were in the U.S.

Central Region    The Central region includes more than 3,500 producing wells primarily in western Oklahoma and the Texas panhandle and controls nearly 1.9 million gross acres. The region is Apache’s first core area dating back over half a century and has historically grown through low-risk, highly predictable natural gas exploitation. Over the last three years, however, a transformation from vertical to horizontal drilling and continued price disparity between crude oil and natural gas have evolved the region from one targeting natural gas to one now targeting oil and liquids-rich gas plays. This focus resulted in liquids production growth of over 115 percent during 2011. Oil and liquids production further expanded during 2012, with oil production more than doubling and NGL production almost tripling compared to the prior year. Total region production was up 37 percent in 2012. The Central region contributed 8 percent of Apache’s 2012 equivalent production and 9 percent of total year-end proved reserves.

The primary driver of the region’s growth was an active exploration and development program where we drilled or participated in drilling 192 wells during 2012, 99 percent of which were completed as producers. A significant focus of our drilling program has been in the Anadarko basin’s Granite Wash play. The Granite Wash consists of a series of thick, multi-layered formations of low-permeability and liquids-rich sandstones. The Company’s significant acreage position in the play has generated an active drilling plan for the next several years across numerous formations, notably the Tonkawa, Marmaton, Cottage Grove, and Cleveland.

We have also been drilling Canyon Wash wells on approximately 92,000 net acres in the Whittenburg basin. During the year, we drilled and completed seven successful wells in the Canyon Wash, which averaged 30-day gross rates of approximately 675 b/d and 500 Mcf/d. These tests are an encouraging validation of this play, given the results are from vertically drilled wells.

Our drilling momentum in the Central region was further bolstered in April when the Company completed the acquisition of Cordillera, a privately held company with approximately 312,000 net acres in the heart of the Anadarko basin, nearly 18 Mboe/d of production, and estimated proved reserves of 70 MMboe. The acquisition doubled Apache’s acreage in the Granite Wash area and added a robust drilling inventory that was immediately integrated into our existing program.

The region operated an average of 18 drilling rigs during 2012 and, with a growing portfolio of drilling opportunities, plans to run an average of 29 rigs during 2013. We expect to invest approximately $1.4 billion in 2013 for drilling, recompletions, equipment upgrades, and production enhancement projects. The region will also invest in facility and transportation projects to increase takeaway capacity.

Permian Region    Our Permian region controls over 3.5 million gross acres with exposure across every major play in the Permian Basin. The region’s property and acreage base has increased substantially over the last three years through an active acquisition effort. Apache is now one of the largest operators in the Permian Basin, operating more than 12,000 wells in 152 fields, including 47 waterfloods and 7 active CO2 floods, including the Roberts Unit, which initiated CO2 injection in January 2013. In 2012, liquids production in the region was up 25 percent, contributing to a total sequential production increase of over 18 percent as a result of an active drilling program that is continuing to ramp up. We averaged running 32 rigs during the year, drilling or participating in 781 wells, and plan to run 34 rigs in 2013. The Permian region’s year-end 2012 estimated proved reserves were 800 MMboe and represented 28 percent of Apache’s total proved reserves.

A key focus area of our activity during the year continued to be the multi-zone development of the Deadwood area. Deadwood is the most active of our plays in the Midland basin, where we ran an average of

16 rigs and drilled 317 wells. Specifically, the region is primarily drilling vertical wells targeting the Wolfwood and the Fusselman zones. With additional 3-D seismic data recently acquired, our ability to target other prolific accumulations and new drilling locations has been enhanced.

The region is also building a large inventory of horizontal drilling opportunities based on success achieved over 2012, having drilled or participated in drilling 104 horizontal wells during the period. Two horizontal plays in the Midland Basin, the Wolfcamp and Cline shales, have been drilled and commercialized with multi-rig development programs moving forward. Also in the Midland Basin, we recently drilled and completed oil-producing wells in the Barnett and Deadwood shales focusing on the future potential across our large acreage position. New horizontal plays in the Mississippian Lime and Clearfork shales are planned for 2013. We recently commenced horizontal well programs in the Yeso area of New Mexico as well as in the Bone Spring and Wolfcamp plays in Texas. We also continue to achieve positive results in the Central basin with horizontal redevelopment of historically conventional fields and reservoirs. We expect to conduct greater horizontal drilling into 2013, when we project that nearly half of our rigs will be drilling horizontal wells by year-end.

Our active drilling program has resulted in production growth for the past eight sequential quarters, rising 37 percent over the past two years. Given a current inventory of over 34,000 locations, the region has a deep portfolio of drilling opportunities for multiple years. For 2013, the Permian region plans to invest approximately $2.4 billion in drilling, recompletion projects, equipment upgrades, expansion of existing facilities and equipment, and leasing activities.

Gulf Coast Regions    Our Gulf Coast assets are primarily located in and along the Gulf of Mexico, in the areas onshore and offshore Texas, Louisiana, Alabama, and Mississippi. The area is divided into three regions, which include the Gulf of Mexico Shelf, Gulf of Mexico Deepwater, and Gulf Coast Onshore.

In water depths less than 500 feet, which constitutes most of our Gulf of Mexico Shelf region, Apache is currently the largest producer and has been the largest offshore held-by-production acreage owner since 2004, holding approximately three million gross acres. The region contributed 12 percent of our worldwide production and revenue during 2012. With prolific wells, strong cash flows, and a strategic position near the petrochemical-industrial complex on the U.S. Gulf Coast, the region has consistently generated high rates of return. During 2012 the region drilled or participated in 36 wells with an 80-percent success rate, consistent with activity levels of the prior two years. In June 2012, the region also participated in the federal lease sale where we were awarded 60 blocks, opening up additional exploration and development opportunities.

In water depths greater than 500 feet, the Gulf of Mexico Deepwater region is a relatively underexplored and oil prone area that provides exposure to significant reserve and production potential. Apache’s strategic presence in the area was gained through the 2010 Mariner merger and was extended through our participation in the June 2012 federal lease sale where we were awarded 28 new leases. The Company now owns approximately 900,000 gross acres across 166 blocks as of the end of 2012. The Deepwater region contributed only 2 percent of Apache’s worldwide production in 2012; however, there are several large projects and developments underway that could spur significant growth. The non-operated Lucius project, where Apache holds an 11.7-percent working interest, is currently under development with first production projected for 2014. In addition, the large-scale non-operated Heidelberg project continues to move forward. Apache has a 12.5-percent working interest in this development with first production projected for 2016. The region also continues to increase its exploration activity. After drilling two wells in 2011, we drilled five wells in 2012 with a 60-percent success rate. Seven wells are planned for drilling in the areas in which we hold an interest during 2013.

Apache’s Gulf Coast Onshore region includes mature onshore and near-shore basins of Texas, Louisiana, and Mississippi, where it has a significant acreage position of approximately 1.4 million gross acres, including 330,000 mineral fee acres. With advancements in modern seismic imaging, horizontal drilling and completion technologies, additional opportunities continue to evolve. During the year, the region focused on drilling shallow and moderate-depth targets, increasing acreage holdings, and expanding regional 3-D seismic databases. In addition, the region continued evaluating several unconventional resource plays and deeper exploitation opportunities. The region drilled or participated in drilling 35 wells during 2012 and plans to drill or participate in approximately 39 wells in 2013.

In 2013, Apache plans to invest approximately $700 million, $400 million, and $250 million in the Gulf of Mexico Shelf, Gulf of Mexico Deepwater, and Gulf Coast Onshore regions, respectively. The capital will be spent on drilling, recompletion and development projects, equipment upgrades, production enhancement projects, and seismic and lease activities. The Company spent $435 million on abandonment activities in 2012 over the entire Gulf Coast area and expects similar activity levels in 2013.

U.S. Marketing    In general, most of our U.S. gas is sold at either monthly or daily market prices. Our natural gas is sold primarily to local distribution companies (LDCs), utilities, end-users, and integrated major oil companies. We maintain a diverse customer portfolio, which is intended to reduce the concentration of credit risk.

Apache primarily markets its U.S. crude oil to integrated major oil companies, marketing and transportation companies, and refiners. Our objective is to maximize the value of crude oil sold by identifying the best markets and most economical transportation routes available to move the product. Sales contracts are generally 30-day evergreen contracts that renew automatically until canceled by either party. These contracts provide for sales that are priced daily at prevailing market prices.

Apache’s NGL production is sold under contracts with prices based on market indices, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.

Canada

Overview    Since entering the Canadian market in 1995, Apache has continued to increase its presence in the region and now holds approximately seven million gross acres across the provinces of British Columbia, Alberta, and Saskatchewan. The region’s large acreage position provides portfolio diversification as well as significant drilling opportunity. Canada represented approximately 19 percent of Apache’s worldwide proved reserves at year-end 2012 and approximately 16 percent of 2012 worldwide production.

In 2012, Apache drilled or participated in drilling 169 wells in Canada, with a continued focus on increasing oil and liquids-rich gas production. Reservoir modeling and state-of-the-art horizontal drilling technology advanced several oil plays in the Viking, Glauconite, Dunvegan, and Sparky formations, and success with multi-stage fracture completions continues to increase the scope of oil and liquids-rich gas drilling opportunities.

Future natural gas drilling activity will be driven by market prices and the Kitimat LNG project. In December 2012, Apache announced an agreement with Chevron Canada to build and operate the Kitimat LNG project and develop shale gas resources at the Liard and Horn River basins in British Columbia. Chevron Canada and Apache Canada will each hold a 50-percent interest in the Kitimat LNG plant, the Pacific Trail Pipeline, and approximately 644,000 gross undeveloped acres in the Horn River and Liard basins. Chevron Canada will operate the LNG plant and pipeline, and Apache Canada will operate Horn River and Liard. The Kitimat plant has received all significant environmental approvals and a 20-year export license from the Canadian federal government. Although the project has not reached a final investment decision, we believe Chevron’s experience in developing LNG projects and marketing expertise will assist in moving the development forward. The transaction was completed on February 8, 2013.

In 2013, the region plans to invest approximately $680 million in drilling and development projects, equipment upgrades, production enhancement projects, seismic acquisition, and Kitimat project development. Drilling in 2013 will continue to focus on conventional oil and liquids-rich gas plays.

Marketing    Our Canadian natural gas marketing activities focus on sales to utilities, end-users, integrated major oil companies, supply aggregators, and marketers. We maintain a diverse client portfolio, which is intended to reduce the concentration of credit risk in our portfolio. To diversify our market exposure, we transport natural gas via firm transportation contracts to export border points for delivery into Washington, California, and the Chicago area. We sell the majority of our Canadian gas on a monthly basis at either first-of-the-month or daily AECO index prices.

Canadian crude oil production is sold to integrated major companies, refiners, and marketing companies based on a WTI price, adjusted for quality, transportation, and a market-reflective negotiated differential. We maximize the value of our condensate and heavier crudes by determining whether to blend the condensate into our own crude production or sell it in the market as a segregated product. The crude is transported on pipeline or truck within Western Canada to the market hubs in Alberta and Manitoba where it is sold, allowing for a more diversified group of purchasers and a higher netback price.

The region’s NGL production is sold under contracts with prices based on market indices, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.

International

Apache’s international assets are located in Egypt, Australia, offshore the U.K. in the North Sea, and Argentina. In 2012, international assets contributed 44 percent of our production and 55 percent of our oil and gas revenues. At year-end 2012, 31 percent of our estimated proved reserves were located outside North America.

Egypt

Overview    Our activity in Egypt began in 1994 with our first Qarun discovery well. Today we control 9.7 million gross acres, making Apache the largest acreage holder in Egypt’s Western Desert. Only 18 percent of our gross acreage in Egypt has been developed, with gross production of 213 Mb/d and 900 MMcf/d in 2012, or 100 Mb/d and 354 MMcf/d net to Apache. The remaining 82 percent of our acreage is undeveloped, providing us with considerable exploration and development opportunities for the future. In 2012, the region contributed 27 percent of Apache’s worldwide production revenue, 20 percent of our worldwide production, and 10 percent of our year-end 2012 estimated proved reserves. Our estimated proved reserves in Egypt are reported under the economic interest method and exclude the host country share reserves.

Our operations in Egypt are conducted pursuant to production-sharing agreements in 23 separate concessions, under which the contractor partner pays all operating and capital expenditure costs for exploration and development. Development leases within concessions generally have a 25-year life, with extensions possible for additional commercial discoveries or on a negotiated basis, and currently have expiration dates ranging from five to 25 years. A percentage of the production on development leases, usually up to 40 percent, is available to the contractor partners to recover operating and capital expenditure costs, with the balance generally allocated between the contractor partners and Egyptian General Petroleum Corporation (EGPC) on a contractually defined basis.

Historically, growth in Egypt has been driven by an ongoing drilling program, and we are one of the most active drillers in the region. Throughout 2012, we averaged running 25 rigs and drilled 188 development and injection wells and 51 exploration wells. Approximately 55 percent of our exploration wells were successful, further expanding our presence in the westernmost concessions and unlocking additional opportunities in existing plays. A key component of the region’s success has been our ability to acquire and evaluate 3-D seismic surveys that enable the region’s technical teams to consistently high-grade existing prospects and identify new targets across multiple pay horizons in the Cretaceous, Jurassic, and deeper Paleozoic reservoirs.

Heading into 2013, the region will continue an active drilling program and plans to invest approximately $1.1 billion for drilling, recompletion projects, development projects, and seismic acquisition. There are also several key infrastructure projects underway that will focus on maintaining gas deliverability and bringing additional liquids to market.

Marketing    Our gas production is sold to EGPC primarily under an industry-pricing formula, a sliding scale based on Dated Brent crude oil with a minimum of $1.50 per MMBtu and a maximum of $2.65 per MMBtu, plus an upward adjustment for liquids content. Apache previously agreed to accept the industry-pricing formula on a majority of gas sold but retained the previous gas-price formula (without an oil price cap) until the end of 2012 for up to 100 MMcf/d gross. The region averaged $3.90 per Mcf in 2012.

Oil from the Khalda Concession, the Qarun Concession, and other nearby Western Desert blocks is sold to third parties in the Mediterranean market or to EGPC when called upon to supply domestic demand. Oil sales are exported from or sold at one of two terminals on the northern coast of Egypt. Oil production that is presently sold to EGPC is sold on a spot basis priced at Brent with a monthly EGPC official differential applied.

Egypt political unrest    In February 2011, former Egyptian president Hosni Mubarak stepped down, and the Egyptian Supreme Council of the Armed Forces took power, announcing that it would remain in power until the presidential and parliamentary elections could be held. In June 2012, Mohamed Morsi of the Muslim Brotherhood’s Freedom and Justice Party was elected as Egypt’s new president. In December 2012 the people of Egypt ratified a new constitution. Under the new constitution, the government must hold elections for the lower house of parliament within 60 days. Apache’s operations, located in remote locations in the Western Desert, have not experienced production interruptions, and we have continued to receive development lease approvals for our drilling program. However, a deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, and/or forced renegotiation or modification of our existing contracts with EGPC could materially and adversely affect our business, financial condition, and results of operations.

Apache purchases multi-year political risk insurance from the Overseas Private Investment Corporation (OPIC) and other highly rated international insurers covering a portion of its investments in Egypt. In the aggregate, these insurance policies, subject to the policy terms and conditions, provide approximately $1 billion of coverage to Apache for losses arising from confiscation, nationalization, and expropriation risks, with a $263 million sub-limit for currency inconvertibility.

In addition, the Company has a separate policy with OPIC, which provides $300 million of coverage for losses arising from (1) non-payment by EGPC of arbitral awards covering amounts owed Apache on past due invoices and (2) expropriation of exportable petroleum in the event that actions taken by the government of Egypt prevent Apache from exporting our share of production. In October 2012, the Multilateral Investment Guarantee Agency (MIGA), a member of the World Bank Group, announced that it was providing $150 million in reinsurance to OPIC for the remainder of the policy term. This provision of long-term reinsurance to OPIC will allow Apache to maintain the $300 million of insurance coverage through 2024.

Australia

Overview    Apache’s holdings in Australia are focused offshore Western Australia in the Carnarvon, Exmouth, and Browse basins. We have operated in the Carnarvon basin since acquiring the gas processing facilities on Varanus Island and adjacent producing properties in 1993. Production operations are located in the Carnarvon and Exmouth basins. In total, we control approximately 7.9 million gross acres offshore Western Australia through 30 exploration permits, 17 production licenses, and 13 retention leases. Approximately 90 percent of our acreage is undeveloped, and the region continues to actively pursue additional acreage opportunities.

During 2012, the region had net production of 29 Mb/d of oil and 214 MMcf/d of natural gas, contributing 9 percent of Apache’s worldwide production revenue, 8 percent of worldwide production and 12 percent of year-end estimated proved reserves. Production compared to the prior year was 7 percent lower primarily as a result of natural decline in the Pyrenees and Van Gogh oil fields. Offsetting production declines was a full year of production from the Reindeer field. This gas is processed through the Devil Creek Gas Plant, which came online in December 2011. This plant is Western Australia’s third domestic natural gas processing hub and the first new hub to be constructed in more than 15 years. Gas from the development has been sold to a number of customers in Western Australia’s growing mining and minerals processing sectors at prices significantly higher than prior year realizations.

The region is a key component of Apache’s exploration program. During 2012, we participated in drilling 15 offshore wells, of which 10 were exploration or appraisal wells. This compares to nine wells drilled in 2011. Over the past decade, the region’s exploration activity has established a significant pipeline of projects that are expected to contribute to production growth as they are brought onstream in the coming years.

First production is projected in 2013 from four completed gas wells in the Macedon gas field. Gas will be delivered via a 60-mile pipeline to a 200 MMcf/d gas plant being built at Ashburton North in Western Australia. Apache has successfully marketed nearly all of its proved reserves in the Macedon field under long-term contracts at prices significantly higher than current realizations. We have a 29-percent non-operating working interest in the field and gas plant.

Development of the Coniston oil field project, which lies just north of the Van Gogh field, continued toward projected first production in 2014. The field will be produced via subsea completions tied back to the Floating Production Storage and Offloading Vessel (FPSO) at Van Gogh. To more effectively control the Van Gogh and Coniston field operations, development, and maintenance efforts, this FPSO (the Ningaloo Vision) was purchased from the lessor in January 2012. To accommodate production from Coniston, the FPSO is scheduled to go offline to the shipyard in early 2014 to complete required modifications.

The region will also continue development of the offshore Balnaves field, an oil accumulation located near the Brunello gas field offshore Western Australia. The project is expected to deliver initial gross production of 30 Mb/d in 2014 utilizing a leased FPSO vessel. Apache has a 65-percent working interest in the project.

Further advances were made on the region’s largest development effort, which is the Chevron-operated Wheatstone LNG project (Wheatstone) in Western Australia. The first phase of the Wheatstone project will comprise two LNG processing trains with a combined capacity of approximately 8.9 million metric tons per annum (mtpa), a domestic gas plant, and associated infrastructure. Apache has a 13-percent interest in the project and expects to invest approximately $4 billion over five years for the field and LNG facility development. Apache will supply gas to Wheatstone from its operated Julimar and Brunello complex. The 65-percent interest Julimar development project is expected to generate average net sales to Apache of approximately 140 MMcf/d of gas (equivalent to 1.07 million mtpa of LNG) at prices pegged to world oil markets, 22 MMcf/d of sales gas into the domestic market, and 3,250 barrels of condensate per day. First production is projected for the end of 2016.

These development projects require significant capital investments above those for traditional drilling programs. During 2013, the region plans to invest approximately $1.9 billion for drilling, recompletion projects, development projects, equipment upgrades, production enhancement projects, and seismic acquisition. Approximately $1.5 billion of our 2013 capital will be invested in long-lead development projects.

Marketing    Western Australia has historically had a local market for natural gas with a limited number of buyers and sellers resulting in sales under mostly long-term, fixed-price contracts, many of which contain periodic price revision clauses based on either the Australian consumer price index or a commodity linkage. As of December 31, 2012, Apache had 21 active gas contracts in Australia with expiration dates ranging from

July 2014 to December 2026. Recent increases in demand and higher development costs have increased the prices required from the local market in order to support the development of new supplies. As a result, market prices negotiated on recent contracts are substantially higher than historical levels.

We directly market all of our Australian crude oil production into Australian domestic and international markets at prices generally indexed to Dated Brent benchmark crude oil prices plus premiums, which typically result in sales well above crude sold at West Texas Intermediate (WTI)-based prices.

During 2011, advances were made on Wheatstone, with binding Sales and Purchase Agreements signed by two Asian customers for the delivery of approximately 60 percent of Apache’s net LNG offtake. In 2012, further advances were made on the Wheatstone project with the signing of two non-binding Heads of Agreements, which will take the total committed delivery volumes to over 80 percent once the final binding Sales and Purchase Agreements are signed. These binding Sales and Purchase Agreements are expected to be finalized and signed in 2013.

North Sea

Overview    Apache entered the North Sea in 2003 after acquiring an approximate 97-percent working interest in the Forties field (Forties). Since acquiring Forties, Apache has actively invested in the region, having produced and sold oil volumes in excess of the proved reserves initially recorded. This success spurred last year’s Mobil North Sea Limited (Mobil North Sea) acquisition, which provided the region with additional exploration and development opportunities across numerous fields, including operated interests in the Beryl, Nevis, Nevis South, Skene, and Buckland fields and non-operated interests in the Maclure, Scott, and Telford fields. During 2012, we also announced that the U.K. Department of Energy & Climate Change awarded the region 11 new operated licenses and 1 non-operated license, which together added approximately 613,000 gross acres to the region’s portfolio. Included in these licenses is all of the available acreage adjacent to the Beryl field plus two key licenses near the Forties field.

In 2012, the North Sea region produced 64 Mb/d of oil and 57 MMcf/d of natural gas, contributing 16 percent of Apache’s worldwide production revenue, 10 percent of worldwide production and 6 percent of year-end estimated proved reserves. The region’s production was 36 percent higher compared to the prior year on production from the recently acquired Beryl assets and an active drilling program in both the Forties and Beryl fields. Drilling in the Forties field continued to benefit from extensive 4-D seismic interpretations obtained over the last two years and has targeted many areas of bypassed oil in the mature reservoir. A 3-D seismic survey of the Beryl field commenced in early August and, when completed, will further refine our drilling plans for these acquired assets. In 2012, 21 wells were drilled in the North Sea, of which 16 were productive. Two of the highest producing wells were the Beryl B72 well, which commenced production in May at a rate of 11.6 Mb/d and 13.1 MMcf/d, and the Beryl B73 well, which was completed in September with an initial rate of 8.2 Mb/d and 5.9 MMcf/d. Apache has a 55-percent net interest in the Beryl field as of year-end.

The region also made notable progress in several key development projects during the year. In April, production from the first Bacchus field well commenced at a peak rate of 6 Mb/d; in July, a second horizontal well was brought online at a peak rate of 9 Mb/d. Combined production from the two wells has been steady at 10 Mb/d since July. Apache’s net interest is 50 percent. In September, the jacket for the Forties Alpha Satellite Platform was installed, with a topside and bridge scheduled to be delivered during the second quarter of 2013. This platform has been constructed to continue to exploit new opportunities at Forties and sits adjacent to the main Alpha platform. It will provide an additional 18 drilling slots beginning in the third quarter of 2013 along with power generation, fluid separation, gas lift compression, and oil export pumping.

In 2013, the region plans to invest approximately $900 million on a diverse set of capital projects. The region will continue to refine drilling programs associated with properties acquired in the Mobil North Sea acquisition and integrate the additional opportunities gained over the last year.

Marketing    We have traditionally sold our North Sea crude oil under both term contracts and spot cargoes. The term sales are composed of a market-based index price plus a premium, which reflects the higher market value for term arrangements. The prices received for spot cargoes are market driven and can trade at a premium or discount to the market-based index.

Natural gas from the Beryl field is processed through the SAGE gas plant operated by Apache. The gas is sold to a third party at the St. Fergus entry point of the national grid on a National Balancing Point index price basis. The condensate mix from the SAGE plant is processed further downstream. The split streams of propane and butane are sold on a monthly entitlement basis, and condensate is sold on a spot basis at the Braefoot Bay terminal using index pricing less transportation.

Argentina

Overview    We have had a continuous presence in Argentina since 2001 and have grown our holdings in the region through an active drilling program and targeted acquisitions. The region currently has active operations in the provinces of Neuquén, Rio Negro, and Tierra del Fuego. We have interests in 32 concessions, exploration permits, and other interests totaling 4.4 million gross acres in four of the main Argentine hydrocarbon basins: Neuquén, Austral, Cuyo, and Noroeste. Our concessions have varying expiration dates ranging from two years to over 15 years remaining, subject to potential extensions. Apache is currently in the process of extending our concessions in the Tierra del Fuego and Rio Negro Provinces, which are scheduled to expire between 2015 and 2017. Future investment by Apache in the Tierra del Fuego and Rio Negro Provinces will be significantly influenced by the ability to extend the present concessions.

In 2012, Argentina produced 6 percent of our worldwide production and held 4 percent of our estimated proved reserves at year-end. We continue to focus our exploration and development activities in the Neuquén basin. During the year, the region drilled or participated in drilling 28 gross wells pursuant to a development drilling program that achieved a 100-percent success rate by focusing on unconventional Gas Plus gas and shallow oil plays. Our 2012 exploration program included drilling two gross horizontal wells targeting the Vaca Muerta shale formation, where we hold 1.3 million net acres, of which 586,000 net acres are in the oil play. In 2013, the region plans to finish testing and evaluating those wells in preparation for future drilling programs.

During 2013, the region plans to invest approximately $200 million for drilling, recompletion projects, development projects, equipment upgrades, production enhancement projects, and seismic acquisition.

Marketing

Natural Gas    Apache sells its natural gas in Argentina through three pricing structures:

•

Gas Plus program: This program was instituted by the Argentine government in 2008 to encourage new gas supplies through the development of conventional and unconventional (tight sands) reserves. Under this program, Apache is allowed to sell gas from qualifying projects at prices that are above the regulated rates. During 2012, the average Gas Plus volume sold by Apache was 73.2 MMcf/d at an average price of $4.89 per Mcf. For 2013, Apache has signed contracts for total gross volumes to be sold under Gas Plus contracts of 80 MMcf/d at $5.01.

•

Government-regulated pricing: The volumes we are required to sell at regulated prices are set by the Argentine government and vary based on seasonal factors and industry category. During 2012, we realized an average price of $0.84 per Mcf on government-regulated sales.

•	Unregulated market: The majority of our remaining volumes are sold into the unregulated market. In 2012, realizations on sales in the unregulated market averaged $3.52 per Mcf.

•	The weighted average of government-regulated and unregulated sales for 2012 was $2.03 per Mcf.

Crude Oil    Our crude oil is subject to an export tax, which effectively limits the prices buyers are willing to pay for domestic sales. Domestic oil prices are currently based on $42 per barrel, plus quality adjustments and local premiums, and producers realize a gradual increase or decrease as market prices deviate from the base price.

Other Exploration

New Ventures

Apache’s global New Ventures team provides exposure to new growth opportunities by looking outside of the Company’s traditional core areas and targeting higher-risk, high-reward exploration opportunities located in frontier basins as well as new plays in more mature basins. The New Ventures group was established in 2010 with a worldwide program focused on deepwater exploration, where many of the world’s large oil discoveries have occurred over the last decade, unconventional resources in North America and elsewhere, and underexplored basins that can be developed through application of new technologies.

Apache’s 2012 activities included drilling in offshore Kenya; participating in the Suriname bid round and winning offshore block 53; establishing a presence in several known U.S. resource plays; and acquiring seismic and spudding our first well on our acreage in the Cook Inlet of Alaska. Apache’s first exploration well in Kenya, the Mbawa 1, was drilled in the third quarter of 2012, encountering approximately 170 feet of natural gas pay in three zones. We have a 50-percent interest in the block and continue to analyze the well data to determine future exploration activities. In Alaska, the New Ventures team has acquired approximately 700,000 net acres over the last two years in the Cook Inlet basin and has commenced a robust seismic study over the area to facilitate future drilling activity. Apache has also leased nearly 500,000 net acres in the Mississippian Lime play in Kansas and Nebraska and 300,000 net acres in Montana’s Williston basin. We have commenced drilling activity in both of these plays.

During 2013, we plan to invest approximately $100 million to further these projects and continue pursuing additional exploration opportunities.

Major Customers

In 2012, 2011, and 2010 purchases by Royal Dutch Shell plc and its subsidiaries accounted for 20 percent, 11 percent, and 15 percent, respectively, of the Company’s worldwide oil and gas production revenues. In 2011, purchases by the Vitol Group accounted for 13 percent of the Company’s worldwide oil and gas production revenues.

Drilling Statistics

Worldwide in 2012 we participated in drilling 1,486 gross wells, with 1,408 (95 percent) completed as producers. Historically, our drilling activities in the U.S. have generally concentrated on exploitation and extension of existing producing fields rather than exploration. As a general matter, our operations outside of the U.S. focus on a mix of exploration and development wells. In addition to our completed wells, at year-end several wells had not yet reached completion: 70 in the U.S. (55.73 net); 11 in Canada (9.00 net); 26 in Egypt (26.00 net); 2 in Australia (1.65 net); and 4 in Argentina (3.75 net).

The following table shows the results of the oil and gas wells drilled and completed for each of the last three fiscal years:

	Net Exploratory			Net Development			Total Net Wells
	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total
2012
United States	9.5	3.5	13.0	746.0	9.6	755.6	755.5	13.1	768.6
Canada	5.0	7.5	12.5	110.3	14.0	124.3	115.3	21.5	136.8
Egypt	28.0	22.5	50.5	144.4	1.0	145.4	172.4	23.5	195.9
Australia	1.9	2.7	4.6	1.3	0.7	2.0	3.2	3.4	6.6
North Sea	1.3	0.0	1.3	11.7	3.9	15.6	13.0	3.9	16.9
Argentina	2.0	0.0	2.0	23.0	0.0	23.0	25.0	0.0	25.0
Other International	0.0	0.5	0.5	0.0	0.0	0.0	0.0	0.5	0.5

Total	47.7	36.7	84.4	1,036.7	29.2	1,065.9	1,084.4	65.9	1,150.3

2011
United States	12.4	5.0	17.4	522.0	17.0	539.0	534.4	22.0	556.4
Canada	4.0	5.0	9.0	77.2	5.0	82.2	81.2	10.0	91.2
Egypt	28.2	19.8	48.0	112.6	6.0	118.6	140.8	25.8	166.6
Australia	1.0	2.3	3.3	1.0	0.0	1.0	2.0	2.3	4.3
North Sea	0.0	0.3	0.3	10.7	1.9	12.6	10.7	2.2	12.9
Argentina	4.0	1.0	5.0	29.4	0.3	29.7	33.4	1.3	34.7

Total	49.6	33.4	83.0	752.9	30.2	783.1	802.5	63.6	866.1

2010
United States	3.7	2.2	5.9	309.2	12.7	321.9	312.9	14.9	327.8
Canada	6.5	1.5	8.0	122.3	5.7	128.0	128.8	7.2	136.0
Egypt	19.4	18.5	37.9	144.8	5.5	150.3	164.2	24.0	188.2
Australia	5.5	3.4	8.9	4.5	1.3	5.8	10.0	4.7	14.7
North Sea	1.0	1.2	2.2	10.7	5.8	16.5	11.7	7.0	18.7
Argentina	1.8	2.7	4.5	43.3	0.3	43.6	45.1	3.0	48.1

Total	37.9	29.5	67.4	634.8	31.3	666.1	672.7	60.8	733.5

Productive Oil and Gas Wells

The number of productive oil and gas wells, operated and non-operated, in which we had an interest as of December 31, 2012, is set forth below:

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net
United States	13,762	9,192	5,375	3,149	19,137	12,341
Canada	2,195	997	9,065	7,744	11,260	8,741
Egypt	977	937	79	74	1,056	1,011
Australia	49	25	13	8	62	33
North Sea	151	99	23	12	174	111
Argentina	474	397	417	383	891	780

Total	17,608	11,647	14,972	11,370	32,580	23,017

Gross natural gas and crude oil wells include 1,625 wells with multiple completions.

Production, Pricing, and Lease Operating Cost Data

The following table describes, for each of the last three fiscal years, oil, NGL, and gas production volumes, average lease operating expenses per boe (including transportation costs but excluding severance and other taxes), and average sales prices for each of the countries where we have operations:

	Production			Average Lease Operating Cost per Boe	Average Sales Price
Year Ended December 31,	Oil (MMbbls)	NGLs (MMbbls)	Gas (Bcf)		Oil (Per bbl)	NGLs (Per bbl)	Gas (Per Mcf)
2012
United States	49.1	12.3	312.6	$12.83	$94.98	$32.19	$3.74
Canada	5.8	2.3	219.9	13.87	84.89	34.63	3.42
Egypt	36.5	–	129.5	7.73	110.92	–	3.90
Australia	10.6	–	78.3	9.08	115.22	–	4.55
North Sea	23.3	0.6	21.0	12.38	107.97	77.11	8.95
Argentina	3.5	1.1	78.1	10.85	75.89	21.55	2.87

Total	128.8	16.3	839.4	11.49	102.53	33.45	3.80

2011
United States	43.6	8.1	315.6	$11.80	$95.51	$48.42	$4.91
Canada	5.2	2.2	230.9	13.86	93.19	45.72	4.47
Egypt	37.9	–	133.4	7.19	109.92	–	4.66
Australia	14.0	–	67.6	7.80	111.22	–	2.69
North Sea	19.9	–	0.8	11.61	104.09	–	22.25
Argentina	3.5	1.1	77.5	9.83	68.02	27.90	2.64

Total	124.1	11.4	825.8	10.62	102.19	45.95	4.37

2010
United States	35.3	5.0	266.8	$11.40	$76.13	$41.45	$5.28
Canada	5.3	1.1	144.5	13.46	72.83	36.61	4.48
Egypt	36.2	–	136.8	5.56	79.45	–	3.62
Australia	16.7	–	72.9	6.41	77.32	–	2.24
North Sea	20.8	–	0.9	9.23	76.66	–	18.64
Argentina	3.6	1.2	67.5	7.97	57.47	27.08	1.96

Total	117.9	7.3	689.4	9.20	76.69	38.58	4.15

Gross and Net Undeveloped and Developed Acreage

The following table sets out our gross and net acreage position as of December 31, 2012, in each country where we have operations:

	Undeveloped Acreage		Developed Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres
United States	7,447,487	4,896,442	4,873,810	2,609,338
Canada	2,659,323	2,328,842	4,278,252	3,226,076
Egypt	7,934,690	5,142,158	1,800,720	1,693,216
Australia	7,058,038	3,854,352	880,467	534,665
North Sea	563,129	245,729	159,961	94,448
Argentina	4,182,067	3,106,969	221,422	188,795

Total	29,844,734	19,574,492	12,214,632	8,346,538

As of December 31, 2012, we had 5,229,947, 1,940,328, and 2,596,636 net acres scheduled to expire by December 31, 2013, 2014, and 2015, respectively, if production is not established or we take no other action to extend the terms. We strive to continue the terms of many of these licenses and concession areas through operational or administrative actions, but cannot assure that such extensions can be achieved on an economic basis or otherwise on terms agreeable to both the Company and third-parties including governments.

As of December 31, 2012, 37 percent of U.S. net undeveloped acreage and 47 percent of Canadian undeveloped acreage was held by production.

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

Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program using reliable technology establishes the reasonable certainty for the engineering analysis on which the project or program is based. Economically producible means a resource that generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. Reasonable certainty means a high degree of confidence that the quantities will be recovered. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field-tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. In estimating its proved reserves, Apache uses several different traditional methods that can be classified in three general categories: (1) performance-based methods; (2) volumetric-based methods; and (3) analogy with similar properties. Apache will, at times, utilize additional technical analysis, such as computer reservoir models, petrophysical techniques, and proprietary 3-D seismic interpretation methods, to provide additional support for more complex reservoirs. Information from this additional analysis is combined with traditional methods outlined above to enhance the certainty of our reserve estimates.

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

The following table shows proved oil, NGL, and gas reserves as of December 31, 2012, based on average commodity prices in effect on the first day of each month in 2012, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms. This table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the current price ratio between the two products.

	Oil (MMbbls)	NGL (MMbbls)	Gas (Bcf)	Total (MMboe)
Proved Developed:
United States	474	155	2,354	1,021
Canada	80	22	1,735	391
Egypt	107	–	690	222
Australia	29	–	596	128
North Sea	120	2	93	138
Argentina	16	5	365	82
Proved Undeveloped:
United States	203	61	832	403
Canada	71	12	403	150
Egypt	17	–	205	51
Australia	35	–	1,074	214
North Sea	28	–	20	32
Argentina	3	1	97	20

TOTAL PROVED	1,183	258	8,464	2,852

As of December 31, 2012, Apache had total estimated proved reserves of 1,441 MMbbls of crude oil, condensate, and NGLs and 8.5 Tcf of natural gas. Combined, these total estimated proved reserves are the energy equivalent of 2.9 billion barrels of oil or 17.1 Tcf of natural gas, of which oil represents 41 percent. As of December 31, 2012, the Company’s proved developed reserves totaled 1,982 MMboe and estimated PUD reserves totaled 870 MMboe, or approximately 30 percent of worldwide total proved reserves. Apache has elected not to disclose probable or possible reserves in this filing.

The Company’s estimates of proved reserves, proved developed reserves and PUD reserves as of December 31, 2012, 2011, and 2010, changes in estimated proved reserves during the last three years, and estimates of future net cash flows from proved reserves are contained in Note 14—Supplemental Oil and Gas Disclosures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K. Estimated future net cash flows as of December 31, 2012 and 2011, were calculated using a discount rate of 10 percent per annum, end of period costs, and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

Proved Undeveloped Reserves

The Company’s total estimated PUD reserves of 870 MMboe as of December 31, 2012, decreased by 128 MMboe from 998 MMboe of PUD reserves estimated at the end of 2011. Driven by the significant decline in North America natural gas prices, a portion of our PUD reserves fell below the threshold for economic development and were removed from our proved reserves balance. The majority of these pricing revisions were associated with dry gas development projects in Canada. During the year, Apache converted 133 MMboe of PUD reserves to proved developed reserves through development drilling activity. In North America, we converted 98 MMboe, with the remaining 35 MMboe in our international areas. We acquired 47 MMboe of PUD reserves during the year. We added 158 MMboe of new PUD reserves through extensions and discoveries and had negative revisions of 200 MMboe associated with changes in product prices and revised development plans.

During the year, a total of approximately $3.4 billion was spent on projects associated with reserves that were carried as PUD reserves at the end of 2011. A portion of our costs incurred each year relate to development projects that will be converted to proved developed reserves in future years. We spent $1.5 billion on PUD reserve development activity in North America and $1.9 billion in the international areas. Other than our Julimar/Brunello development project, which is tied to the construction schedule of the Wheatstone LNG project, with projected first production in 2016, we had no material amounts of PUD reserves that have remained undeveloped for five years or more after they were initially disclosed as PUD reserves and no material amounts of PUD reserves which are scheduled to be developed beyond five years from December 31, 2012.

Preparation of Oil and Gas Reserve Information

Apache emphasizes that its reported reserves are reasonably certain estimates which, by their very nature, are subject to revision. These estimates are reviewed throughout the year and revised either upward or downward, as warranted.

Apache’s proved reserves are estimated at the property level and compiled for reporting purposes by a centralized group of experienced reservoir engineers that is independent of the operating groups. These engineers interact with engineering and geoscience personnel in each of Apache’s operating areas and with accounting and marketing employees to obtain the necessary data for projecting future production, costs, net revenues, and ultimate recoverable reserves. All relevant data is compiled in a computer database application, to which only authorized personnel are given security access rights consistent with their assigned job function. Reserves are reviewed internally with senior management and presented to Apache’s Board of Directors in summary form on a quarterly basis. Annually, each property is reviewed in detail by our corporate and operating region engineers to ensure forecasts of operating expenses, netback prices, production trends, and development timing are reasonable.

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

The estimate of reserves disclosed in this Annual Report on Form 10-K is prepared by the Company’s internal staff, and the Company is responsible for the adequacy and accuracy of those estimates. However, the Company engages Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) to review our processes and the reasonableness of our estimates of proved hydrocarbon liquid and gas reserves. Apache selects the properties for review by Ryder Scott based primarily on relative reserve value. We also consider other factors such as geographic location, new wells drilled during the year and reserves volume. During 2012, the properties selected for each country ranged from 77 to 99 percent of the total future net cash flows discounted at 10 percent. These properties also accounted for over 86 percent of the reserves value of our international proved reserves and of the new wells drilled in each country. In addition, all fields containing five percent or more of the Company’s total proved reserves volume were included in Ryder Scott’s review. The review covered 83 percent of total proved reserves, including 86 percent of proved developed reserves and 74 percent of PUD reserves.

During 2012, 2011, and 2010, Ryder Scott’s review covered 88, 81, and 72 percent, respectively, of the Company’s worldwide estimated proved reserves value and 83, 70, and 63 percent, respectively, of the Company’s total proved reserves volume. Ryder Scott’s review of 2012 covered 81 percent of U.S., 78 percent of Canada, 64 percent of Argentina, 99 percent of Australia, 84 percent of Egypt, and 88 percent of the U.K.’s total proved reserves. Ryder Scott’s review of 2011 covered 68 percent of U.S., 69 percent of Canada, 58 percent of Argentina, 99 percent of Australia, 62 percent of Egypt, and 61 percent of the U.K.’s total proved reserves. Ryder Scott’s review of 2010 covered 59 percent of U.S., 42 percent of Canada, 64 percent of Argentina, 99 percent of Australia, 83 percent of Egypt, and 83 percent of the U.K.’s total proved reserves. We have filed Ryder Scott’s independent report as an exhibit to this Form 10-K.

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

Employees

On December 31, 2012, we had 5,976 employees.

Offices

Our principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 2012, we maintained regional exploration and/or production offices in Tulsa, Oklahoma; Houston, Texas; Midland, Texas; Calgary, Alberta; Cairo, Egypt; Perth, Western Australia; Aberdeen, Scotland; and Buenos Aires, Argentina. Apache leases all of its primary office space, with the exception of our Midland office, which we own. The current lease on our principal executive offices runs through December 31, 2018. For information regarding the Company’s obligations under its office leases, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contractual Obligations and Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

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

Remediation Plans and Procedures

Apache and its wholly owned subsidiary, Apache Deepwater LLC (ADW), developed Oil Spill Response Plans (the Plans) for their respective Gulf of Mexico operations to ensure rapid and effective responses to spill events that may occur on such entities’ operated properties as required by the Bureau of Safety and Environmental Enforcement (BSEE) 30 CFR 254.30. Annually, drills are conducted to measure and maintain the effectiveness of the Plans. These drills include the participation of spill response contractors, representatives of the Clean Gulf Associates, and representatives of governmental agencies. In the event of a spill, the CGA is the primary oil spill response association available to Apache and ADW. Apache and ADW have received approval for the Plans from BSEE. Apache and ADW personnel each review their respective Plan biennially and update where necessary.

Both Apache and ADW are members of, and Apache has an employee representative on the executive committee of, Clean Gulf Associates (CGA), a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico. CGA was created to provide a means of effectively staging response equipment and providing immediate spill response for its member companies’ operations in the Gulf of Mexico. Until December 31, 2012, CGA’s equipment was maintained by the Marine Spill Response Corporation (MSRC), a national, private, not-for-profit marine spill response organization, which is funded by grants from the Marine Preservation Association. CGA’s equipment maintained by MSRC included a high-volume open sea barge oil skimming system, 11 rigid sweeping arms, an oceangoing boom barge with 25,000 feet of offshore containment boom, a fire boom, six fast response vessels, 12 fast response skimming units, multiple shallow water skimming and recovery systems, wildlife cleaning and rehabilitation facilities, and dispersant inventory. In the event of a spill, MSRC stood ready to mobilize all of this equipment to CGA members. MSRC also handled the maintenance and mobilization of CGA non-marine equipment. Effective January 1, 2013, CGA’s marine and non-marine equipment is now maintained by the Clean Gulf Associates Service, LLC. In the event of a spill, this equipment, which is positioned at various staging points around the Gulf, is ready to be mobilized. In addition, CGA has contracted with Airborne Support Inc. to provide aircraft and dispersant capabilities for CGA member companies. In 2012, Apache incurred charges for CGA of approximately $380,000 based on a per-member fee and annual production.

In the event that CGA resources are already being utilized, other associations are available to Apache. Apache is a member of Oil Spill Response Limited (OSRL), which entitles any Apache entity worldwide to access OSRL’s service. OSRL has access to resources from the Global Response Network, a collaboration of seven major oil industry funded spill response organizations worldwide. OSRL has equipment stockpiles in Bahrain, Singapore, and Southampton that currently include approximately 153 skimmers, booms (of approximately 12,000 meters), two Hercules aircraft for equipment deployment and aerial dispersant spraying, two additional aircraft, dispersant spray systems and dispersant, floating storage tanks, all-terrain vehicles, and various other equipment. If necessary, OSRL’s resources may be, and have been, deployed to areas across the globe, including the Gulf of Mexico. In addition, in February 2012, ADW became a member of MSRC and National Response Corporation (NRC), and their resources are available to ADW for its deepwater Gulf of Mexico operations. Furthermore, the spill response resources of other organizations are also available to both Apache and ADW as non-members, albeit at a higher cost. MSRC has an extensive inventory of oil spill response equipment, independent of and in addition to CGA’s equipment. MSRC’s equipment currently includes 19 oil spill response barges with storage capacities between 12,000 and 68,000 barrels, 68 shallow water barges, over 290 skimming systems, approximately 50 self-propelled skimming vessels, 7 mobile communication suites with internet and telephone connections, as well as marine and aviation communication capabilities, various small crafts and shallow water vessels, 22,500 feet of fire boom, and 6 dispersant aircraft. MSRC has contracts in place with over 100 environmental contractors around the country, in addition to hundreds of other companies that provide support services during spill response. In the event of a spill, MSRC will activate these contractors as necessary to provide additional resources or support services requested by its customers. NRC owns a variety of equipment, currently including shallow water portable barges, boom, high capacity skimming systems, inland workboats, vacuum transfer units, and mobile communication centers. NRC has access to a vessel fleet of more than 328 offshore vessels and supply boats worldwide, as well as access to hundreds of tugs and oil barges from its tug and barge clients. The equipment and resources available to the MSRC and the NRC changes from time to time, and current information is generally available on each company’s website. In 2012, Apache’s Gulf of Mexico Deepwater region incurred charges for NRC of $12,000 based on annual production and charges for MSRC of approximately $735,000 based on annual production and total wells spud in 2012.

ADW has also retained the Helix Well Containment Group (HWCG) in conjunction with its CGA membership. HWCG is a consortium of 24 deepwater operators in the Gulf of Mexico that have worked on expanding capabilities to rapidly respond to subsea well incidents like the Deepwater Horizon incident. In June 2011, HWCG announced that it is now capable of responding to a subsea well containment incident in water depths of up to 10,000 feet. Each HWCG member company has entered into a mutual aid agreement, allowing any member to draw upon the technical expertise and resources of the group in the event of an incident. ADW’s 2012 membership dues were approximately $1 million.

In 2011, ADW also became a member of the Marine Well Containment Company (MWCC) to fulfill the government’s permit requirements for containment and oil spill response plans in deepwater Gulf of Mexico operations. In March 2012, ADW assigned its interest in MWCC to Apache Well Containment LLC, another wholly owned Apache subsidiary. MWCC is a not-for-profit, stand-alone organization whose goal is to improve capabilities for containing an underwater well control incident in the U.S. Gulf of Mexico. MWCC is currently developing a billion-dollar expanded containment system, which is expected to be available in 2013. The MWCC owns and maintains an interim containment system, which became available for use in February 2011. The interim containment system includes a subsea capping stack with the ability to shut in oil flow or to flow the oil via flexible pipes and risers to surface vessels. The system also includes subsea dispersant injection equipment, manifolds, and, through mutual aid among members, capture vessels to provide surface processing and storage. The interim system is designed to meet the BSEE requirements. It can operate in water depths up to 8,000 feet and has storage and processing capacity for up to 60,000 b/d and 120 MMcf/d. The capability of the interim containment system continues to grow as components of the expanded system are completed and delivered. The expanded system is designed to operate in 10,000 feet of water and process up to 100,000 b/d and 200 MMcf/d. Membership in MWCC is open to all companies operating in the U.S. Gulf of Mexico. Members and their affiliates have access to the interim containment system, as well as the expanded system once construction is completed. Non-members will also have access to the systems through a service agreement and fee. As of December 31, 2012, Apache’s investment in MWCC totals approximately $88 million.

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

However, we believe our diversified portfolio of core assets, which comprises large acreage positions and well-established production bases across six countries, and our balanced production mix between oil and gas, our management and incentive systems, and our experienced personnel give us a strong competitive position relative to many of our competitors who do not possess similar political, geographic, and production diversity. Our global position provides a large inventory of geologic and geographic opportunities in the six countries in which we have producing operations to which we can reallocate capital investments in response to changes in commodity prices, local business environments, and markets. It also reduces the risk that we will be materially impacted by an event in a specific area or country.

Environmental Compliance

As an owner or lessee and operator of oil and gas properties and facilities, we are subject to numerous federal, provincial, state, local, and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and require suspension or cessation of operations in affected areas. Although environmental requirements have a substantial impact upon the energy industry, as a whole, we do not believe that these requirements affect us differently, to any material degree, than other companies in our industry.

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

The U.S. and other world economies are slowly recovering from a global financial crisis and recession that began in 2008. Growth has resumed but is modest and at an unsteady rate. The continuation of current global market conditions, uncertainty or further deterioration, including the economic instability in Europe, is likely to have significant long-term effects, including a future global economic growth rate that is slower than in the years leading up to the crisis, and more volatility may occur before any sustainable growth rate is achieved. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower future economic growth rate could result in decreased demand growth for our crude oil and natural gas production as well as lower commodity prices, which would reduce our cash flows from operations and our profitability.

Crude oil and natural gas prices are volatile, and a substantial reduction in these prices could adversely affect our results and the price of our common stock.

Our revenues, operating results, and future rate of growth depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2012 ranged from a high of $109.77 per barrel to a low of $77.69 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2012 ranged from a high of $3.90 per MMBtu to a low of $1.91 per MMBtu. The market prices for crude oil and natural gas depend on factors beyond our control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

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

Failure or loss of equipment, as the result of equipment malfunctions, cyber-attacks, or natural disasters such as hurricanes, could result in property damages, personal injury, environmental pollution and other damages for which we could be liable. Litigation arising from a catastrophic occurrence, such as a well blowout, explosion, or fire at a location where our equipment and services are used, or ground water contamination from hydraulic fracturing chemical additives may result in substantial claims for damages. Ineffective containment of a drilling well blowout or pipeline rupture, or surface spillage and surface or ground water contamination from petroleum constituents or hydraulic fracturing chemical additives could result in extensive environmental pollution and substantial remediation expenses. If a significant amount of our production is interrupted, our containment efforts prove to be ineffective or litigation arises as the result of a catastrophic occurrence, our cash flows, and, in turn, our results of operations could be materially and adversely affected.

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

In response to the Deepwater Horizon incident in the U.S. Gulf of Mexico in April 2010, and as directed by the Secretary of the U.S. Department of the Interior, the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE) issued new guidelines and regulations regarding safety, environmental matters, drilling equipment, and decommissioning applicable to drilling in the Gulf of Mexico. These new regulations have imposed additional requirements with respect to development and production activities in the Gulf of Mexico and have delayed the approval of applications to drill in both deepwater and shallow-water areas.

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

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales, and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, product mix, and commodity pricing levels and others are also considered by the rating agencies. A ratings downgrade could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require the Company to post letters of credit or other forms of collateral for certain obligations.

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

In light of the extensive costs and liabilities related to the oil spill in the Gulf of Mexico in 2010, there was public speculation as to whether one or more of the BP entities could become the subject of a case or proceeding under Title 11 of the United States Code or any other relevant insolvency law or similar law (which we collectively refer to as Insolvency Laws). In the event that one or more of the BP entities were to become the subject of such a case or proceeding, a court may find that the three definitive purchase and sale agreements (the BP Purchase Agreements) we entered into in connection with our 2010 acquisition of properties from BP (the BP Properties) are executory contracts, in which case such BP entities may, subject to relevant Insolvency Laws, have the right to reject the agreements and refuse to perform their future obligations under them. In this event, our ability to enforce our rights under the BP Purchase Agreements could be adversely affected.

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

Several countries where Apache operates including Australia, Canada, and the United Kingdom either tax or assess some form of greenhouse gas (GHG) related fees on Company operations. Exposure has not been material to date, although a change in existing regulations could adversely affect our cash flows and results of operations.

In the event the predictions for rising temperatures and sea levels suggested by reports of the United Nations Intergovernmental Panel on Climate Change do transpire, we do not believe those events by themselves are likely to impact the Company’s assets or operations. However, any increase in severe weather could have a material adverse effect on our assets and operations.

The proposed U.S. federal budget for fiscal year 2014, when released, is expected to include certain provisions that, if passed, will have an adverse effect on our financial position, results of operations, and cash flows.

To date, the Office of Management and Budget has not released a summary of the proposed U.S. federal budget for fiscal year 2014. When released, it is anticipated that as a result of possible significant deficit reduction or comprehensive tax reform measures currently under consideration the proposed budget may repeal many tax incentives and deductions that are currently used by U.S. oil and gas companies and impose new taxes. These provisions include elimination of the ability to fully deduct intangible drilling costs in the year incurred; increases in the taxation of foreign source income; repeal of the manufacturing tax deduction for oil and natural gas companies; and an increase in the geological and geophysical amortization period for independent producers. Should some or all of these provisions become law, our taxes will increase, potentially significantly, which would have a negative impact on our net income and cash flows. This could also cause us to reduce our drilling activities in the U.S. Since none of these proposals have yet to be voted on or become law, we do not know the ultimate impact these proposed changes may have on our business.

Derivatives regulation included in current or proposed financial legislation and rulemaking could impede our ability to manage business and financial risks by restricting our use of derivative instruments as hedges against fluctuating commodity prices.

The Dodd-Frank Act, which was signed into law in July 2010, contains significant derivatives regulation, including a requirement that certain transactions be cleared on exchanges and a requirement to post collateral (commonly referred to as “margin”) for such transactions. The Act provides for a potential exception from these clearing and collateral requirements for commercial end-users and it includes a number of defined terms that will be used in determining how this exception applies to particular derivative transactions and the parties to those transactions. We expect to qualify as a commercial end-user. As required by the Dodd-Frank Act, the Commodities Futures and Trading Commission (CFTC) has promulgated numerous rules to define these terms. In addition, it is possible that the CFTC, in conjunction with prudential regulators, may mandate that financial counterparties entering into swap transactions with end-users must do so with credit support agreements in place, which could result in negotiated credit thresholds above which an end-user must post collateral.

We use derivative instruments with respect to a portion of our expected crude oil and natural gas production in order to reduce the impact of commodity price fluctuations and enhance the stability of cash flows to support our capital investment programs and acquisitions. Given our current investment grade status, our current derivative contracts do not require the posting of margin regardless of the size of our liability positions.

Depending on the rules and definitions adopted by the CFTC and prudential regulators, we could be required to post significant amounts of collateral with our dealer counterparties for derivative transactions. Requirements to post cash collateral could result in negative impacts on our liquidity and financial flexibility and also cause us to incur additional debt and/or reduce capital investment. In addition, the final CFTC rules may also require the counterparties to our derivative instruments to move some of their derivative activities to a separate entity, which may not be as creditworthy as the current counterparty.

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

In February 2011, the former Egyptian president Hosni Mubarak stepped down, and the Egyptian Supreme Council of the Armed Forces took power, announcing that it would remain in power until the presidential and parliamentary elections could be held. In June 2012, Mohamed Morsi of the Muslim Brotherhood’s Freedom and Justice Party was elected as Egypt’s new president. In December 2012 the people of Egypt ratified a new constitution. Under the new constitution, the government must hold elections for the lower house of parliament within 60 days. Deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, and/or forced renegotiation or modification of our existing contracts with EGPC could materially and adversely affect our business, financial condition, and results of operations. Our operations in Egypt contributed 20 percent of our 2012 production and accounted for 10 percent of our year-end estimated proved reserves. At year-end 2012, 17 percent of our estimated discounted future net cash flows and 7 percent of our net capitalized oil and gas property was attributable to Egypt.

International operations have uncertain political, economic, and other risks.

Our operations outside North America are based primarily in Egypt, Australia, the United Kingdom, and Argentina. On a barrel equivalent basis, approximately 44 percent of our 2012 production was outside North America, and approximately 31 percent of our estimated proved oil and gas reserves on December 31, 2012 were located outside North America. As a result, a significant portion of our production and resources are subject to the increased political and economic risks and other factors associated with international operations including, but not limited to:

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

In addition, continued regional conflict in the Middle East could have the following results, among others:

•	volatility in global crude prices, which could negatively impact the global economy, resulting in slower economic growth rates, which could reduce demand for our products;

•	negative impact on the world’s crude oil supply if transportation avenues are disrupted, leading to further commodity price volatility;

•	damage to or destruction of our wells, production facilities, receiving terminals, or other operating assets;

•	inability of our service equipment providers to deliver items necessary for us to conduct our operations in the Middle East; and

•	lack of availability of drilling rigs, oilfield equipment, or services if third-party providers decide to exit the region.

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

As of December 31, 2012, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under “Legal Matters” and “Environmental Matters” in Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K is incorporated herein by reference.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During 2012, Apache common stock, par value $0.625 per share, was traded on the New York and Chicago Stock Exchanges and the NASDAQ National Market under the symbol “APA.” The table below provides certain information regarding our common stock for 2012 and 2011. Prices were obtained from The New York Stock Exchange, Inc. Composite Transactions Reporting System. Per-share prices and quarterly dividends shown below have been rounded to the indicated decimal place.

	2012				2011
	Price Range		Dividends Per Share		Price Range		Dividends Per Share
	High	Low	Declared	Paid	High	Low	Declared	Paid

First Quarter	$112.09	$91.48	$0.17	$0.15	$132.50	$110.29	$0.15	$0.15
Second Quarter	102.13	77.93	0.17	0.17	134.13	114.94	0.15	0.15
Third Quarter	94.87	81.55	0.17	0.17	129.26	80.05	0.15	0.15
Fourth Quarter	89.08	74.50	0.17	0.17	105.64	73.04	0.15	0.15

The closing price of our common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for January 31, 2013 (last trading day of the month), was $83.76 per share. As of January 31, 2013, there were 391,758,883 shares of our common stock outstanding held by approximately 5,300 stockholders of record and approximately 386,000 beneficial owners.

We have paid cash dividends on our common stock for 48 consecutive years through December 31, 2012. When, and if, declared by our Board of Directors, future dividend payments will depend upon our level of earnings, financial requirements, and other relevant factors.

In 1995, under our stockholder rights plan, each of our common stockholders received a dividend of one preferred stock purchase right (a “right”) for each 2.310 outstanding shares of common stock (adjusted for subsequent stock dividends and a two-for-one stock split) that the stockholder owned. These rights were originally scheduled to expire on January 31, 2006. Effective as of that date, the rights were reset to one right per share of common stock, and the expiration was extended to January 31, 2016. Unless the rights have been previously redeemed, all shares of Apache common stock are issued with rights, which trade automatically with our shares of common stock. For a description of the rights, please refer to Note 10—Capital Stock in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Information concerning securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the proxy statement relating to the Company’s 2013 annual meeting of stockholders, which is incorporated herein by reference.

The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the appreciation of the Company’s common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and of the Dow Jones U.S. Exploration & Production Index (formerly Dow Jones Secondary Oil Stock Index) from December 31, 2007, through December 31, 2012. The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

	2007	2008	2009	2010	2011	2012
Apache Corporation	$100.00	$69.77	$97.34	$113.16	$86.43	$75.45
S & P’s Composite 500 Stock Index	100.00	63.00	79.67	91.68	93.61	108.59
DJ US Expl & Prod Index	100.00	59.88	84.17	98.26	94.14	99.62

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2012, which information has been derived from the Company’s audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company’s financial statements set forth in Part IV, Item 15 of this Form 10-K. As discussed in more detail under Item 15, 2012 numbers in the following table reflect a total of $1.9 billion ($1.4 billion net of tax) in non-cash write-downs of the carrying value of the Company’s Canadian proved oil and gas properties as of March 31, 2012, June 30, 2012, and September 30, 2012, as a result of ceiling test limitations. The 2009 numbers reflect a $2.82 billion ($1.98 billion net of tax) non-cash write-down of the carrying value of the Company’s U.S. and Canadian proved oil and gas properties as of March 31, 2009. The 2008 numbers reflect a $5.3 billion ($3.6 billion net of tax) non-cash write-down of the carrying value of the Company’s U.S., U.K. North Sea, Canadian, and Argentine proved oil and gas properties as of December 31, 2008.

	As of or for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share amounts)
Income Statement Data
Total revenues	$17,078	$16,888	$12,092	$8,615	$12,390
Income (loss) attributable to common stock	1,925	4,508	3,000	(292)	706
Net income (loss) per common share:
Basic	4.95	11.75	8.53	(0.87)	2.11
Diluted	4.92	11.47	8.46	(0.87)	2.09
Cash dividends declared per common share	0.68	0.60	0.60	0.60	0.70

Balance Sheet Data
Total assets	$60,737	$52,051	$43,425	$28,186	$29,186
Long-term debt	11,355	6,785	8,095	4,950	4,809
Shareholders’ equity	31,331	28,993	24,377	15,779	16,509
Common shares outstanding	392	384	382	336	335

For a discussion of significant acquisitions and divestitures, see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. We currently have exploration and production interests in six countries: the U.S., Canada, Egypt, Australia, the U.K. North Sea, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K, and the Risk Factors information set forth in Part I, Item 1A of this Form 10-K.

Executive Overview

Strategy

Apache’s mission is to grow a profitable global exploration and production company in a safe and environmentally responsible manner for the long-term benefit of our shareholders. Our growth strategy focuses on economic growth through drilling, acquisitions, or a combination of both, depending on cost levels, availability of acquisition opportunities, and other factors.

Apache’s long-term perspective adheres to a portfolio approach to provide diversity in terms of hydrocarbon mix (crude oil and natural gas), geologic risk, geographic risk, and reserve life in order to achieve consistency in results. Continued volatility in the commodity price environment reinforces the importance of our balanced portfolio. Our 2012 results reflected the benefit of our product balance, as combined crude oil and liquids represented 51 percent of our production but provided 81 percent of our $16.9 billion of oil and gas revenues. In addition, approximately 72 percent of our crude oil production is priced relative to Dated Brent crudes and sweet crude from the Gulf Coast, which continue to be priced at a significant premium to West Texas Intermediate (WTI)-based prices. Our results also reflected our portfolio’s geographic balance, with over one-third of our natural gas produced outside of North America. While Apache’s 2012 natural gas price realizations in North America fell 24 percent from the 2011 average, outside North America our 2012 natural gas realizations averaged 13 percent higher than the prior year.

The Company’s foundation for future growth is driven by our significant producing asset base and large undeveloped acreage positions. This allows for growth through sustainable lower-risk drilling opportunities, balanced by higher-risk, higher-reward exploration. We closely monitor drilling and acquisition cost trends in each of our core areas relative to product prices and, when appropriate, adjust our capital budgets accordingly and allocate funds to projects based on expected value. We do this through a disciplined and focused process that includes analyzing current economic conditions, projected rate of return on internally generated drilling inventories, and opportunities for tactical acquisitions or leasehold purchases that add substantial drilling prospects or, occasionally, provide access to new core areas that could enhance our portfolio. In addition, we actively seek to identify and pursue ways to control costs and maximize our cash flow from operations. Our overall approach to managing capital allocation has enabled us to consistently deliver strong cash flows, with record production and revenues in 2012.

As we pursue growth, we continually monitor the capital resources available to us to meet our future financial obligations and liquidity needs. Apache has historically utilized cash generated from our operations, available borrowing capacity under our global credit facilities, access to both debt and equity capital markets, and proceeds from the occasional sale of nonstrategic assets to meet our financial needs. Access to the equity markets and the interest cost of debt are greatly influenced by Apache’s ability to maintain both a strong balance sheet and generate ongoing operating cash flow. In 2012, we issued $5.0 billion of fixed-rate notes in the current low interest rate environment, using the proceeds from the notes to fund the Cordillera acquisition, pay down maturing debt and commercial paper balances, and for general corporate purposes. The Company’s debt-to-capitalization ratio as of December 31, 2012 was 28 percent as compared to 20 percent at December 31, 2011. We believe the liquidity and capital resource alternatives available to us, combined with internally-generated cash flows, will be adequate to fund short-term and long-term operations, including our capital spending program, repayment of debt maturities, and any amount that may ultimately be paid in connection with commitments or contingencies.

Throughout the cycles of our industry, our strategic focus on balanced portfolio growth has underpinned our ability to deliver production and reserve growth and competitive returns on invested capital for the benefit of our shareholders. Delivering successful results under this strategy is bolstered by Apache’s unique culture. A strong sense of urgency, empowerment of our employees, effective incentive systems, and an independent mindset are at the heart of how we build value.

Financial and Operating Results

For the 12-month period ending December 31, 2012, Apache reported record performances in several key metrics. Results for the year include:

•

Apache reported its fourth consecutive year of production growth, with annual daily production of oil, natural gas, and natural gas liquids averaging a record 779 Mboe/d, up 4 percent compared with 748 Mboe/d in 2011. Production in the fourth-quarter 2012 averaged 800 Mboe/d, an increase of 5 percent from the 759 Mboe/d averaged in the fourth quarter of 2011.

•	Liquids production for the year averaged a record 396 Mboe/d, an increase of 7 percent from 371 Mboe/d in 2011. Crude oil accounted for 89 percent of liquids production.

•

Oil and gas production revenues were a record $16.9 billion, up $137 million from the previous record of $16.8 billion set in 2011, reflecting a 4 percent increase in oil production from the prior year, which offset a $416 million reduction in natural gas revenues as realized prices in North America collapsed.

•

Apache reported $1.9 billion in income attributable to common stock, or $4.92 per diluted common share, down from $4.5 billion, or $11.47 per share, in 2011. Earnings for 2012 reflect the after-tax impact of oil and gas property write-downs totaling $1.4 billion and certain income tax adjustments of $344 million. For additional discussion regarding these write-downs and tax adjustments, please refer Note 1—Summary of Significant Accounting Policies—“Property and Equipment” and Note 7—Income Taxes in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

•

Apache’s adjusted earnings, which exclude certain items impacting the comparability of results, were $3.8 billion, or $9.48 per diluted common share, down from $4.7 billion, or $11.83 per share, in 2011. Adjusted earnings is not a financial measure prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of adjusted earnings and a reconciliation of adjusted earnings to income attributable to common stock, the most directly comparable GAAP financial measure, please see “Non-GAAP Measures” in this Item 7.

2013 Outlook

As we head into 2013, we believe our inventory of exploration and development projects offers numerous growth opportunities. Recent drilling successes and acquisitions of acreage positions across our portfolio have built a robust drilling inventory for the Company. With large-scale development projects currently in progress, our global allocation of capital is critical. Given the present price disparity between oil and natural gas, our near-term focus is exploiting the oil-prone and more liquids-rich gas properties in our portfolio. Our plan for 2013 also includes further development of our major oil and gas discoveries and LNG projects in Australia and Canada, which, if completed, would enable us to monetize significant gas resources at prices more closely linked to crude oil. Rate of return will drive our decision making while we continue our focus on costs and operational efficiency.

Our initial 2013 capital budget is approximately $10.5 billion. Approximately $6.4 billion is expected to be spent on projects in North America, with the remaining amount allocated across our international regions. While funds have been committed for certain 2013 exploration wells, long-lead development projects, and front-end engineering and design (FEED) studies, the majority of our drilling and development projects are discretionary and subject to acceleration, deferral, or cancellation as conditions warrant. We closely monitor commodity prices, service cost levels, regulatory impacts, and numerous other industry factors, and we typically review and revise our exploration and development budgets quarterly based on changes to actual and predicted operating cash flows.

Apache’s current capital budget is estimated to deliver an increase in 2013 production between 3 percent and 5 percent from full-year 2012 production levels. We generally do not project production impacts from weather-related shut-ins or for acquisitions or divestitures because they are specific, discrete events where occurrence and timing is unpredictable. We are, however, targeting asset sales of approximately $2.0 billion in 2013, of which $405 million was completed on February 8, 2013 with the closing of our Chevron Canada transaction.

Operational Developments

Apache pursues opportunities for growth through exploration, exploitation, and development drilling, supplemented by strategic acquisitions. In 2012, we invested over $10 billion in capital expenditures across all of our regions while also investing approximately $3.5 billion in various acquisitions.

Exploration, Exploitation, and Development Activities

Our internally-generated exploration and drilling opportunities, multi-year development projects, and recent acquisitions provide the foundation for our growth. Highlights of our 2012 drilling successes, exploration discoveries, LNG project milestones, and other opportunities for continued growth include:

International Activities

North Sea Drilling, Exploitation, and Exploration    During 2012, we drilled 21 wells, of which 16 were productive. Two of the highest producing wells were the Beryl B72 well, which commenced production in May at a rate of 11.6 Mb/d and 13.1 MMcf/d, and the Beryl B73 well, which was completed in September with an initial rate of 8.2 Mb/d and 5.9 MMcf/d. A 3-D seismic survey of the Beryl field commenced in early August, which when completed in 2013, will further refine our drilling plans for these Mobil North Sea assets acquired in 2011. We also announced during the year that the U.K. Department of Energy & Climate Change awarded the Company 11 new operated licenses and 1 non-operated license, which added approximately 613,000 gross acres to our North Sea portfolio. This award was effective January 2013 and covers areas surrounding our Beryl field plus two key licenses near the Forties field.

North Sea Satellite Platform Project    In September, the jacket of the Forties Alpha Satellite Platform was installed, with a topside and bridge scheduled to be delivered during the second quarter of 2013. This platform sits adjacent to the main Alpha Platform and will provide an additional 18 drilling slots beginning in the third quarter of 2013 along with power generation, fluid separation, gas lift compression, and oil export pumping.

Egypt Discoveries    Apache maintained an active drilling and development program throughout 2012, running an average of 25 rigs and drilling 188 development and injection wells. We also drilled 51 exploration wells with a 55 percent success rate. Our exploration program continues to benefit from the acquisition and evaluation of 3-D seismic surveys that enable the Company to high-grade existing prospects and identify new targets across multiple pay horizons in the Cretaceous, Jurassic, and deeper Paleozoic reservoirs.

Argentina Exploration    Apache focused exploration and development activities primarily in the Neuquén basin during 2012, drilling 28 development wells targeting unconventional Gas Plus gas and shallow oil plays. The region’s exploration program included drilling two wells in the Vaca Muerta shale formation. Testing and evaluation of these wells continues in preparation for future drilling opportunities.

Australia Macedon Field Development    First production is projected in 2013 from four completed gas wells in the Macedon gas field. Gas will be delivered via a 60-mile pipeline to a 200 MMcf/d gas plant being built at Ashburton North in Western Australia. Apache has successfully marketed nearly all of its proved reserves in the Macedon field under long-term contracts. We have a 29-percent non-operating working interest in the field and gas plant.

Australia Coniston Oil Field Development    The Coniston oil field development project, which lies just north of our Van Gogh field, continued toward projected first production in 2014. The field will be produced via subsea completions tied back to the Ningaloo Vision floating production storage and offloading vessel (FPSO) that services Apache’s Van Gogh oil field. To more effectively control the Van Gogh and Coniston field operations, development, and maintenance efforts, this FPSO (the Ningaloo Vision) was purchased from the previous lessor in January 2012.

Australia Balnaves Oil Development    The Company continues development of its offshore Balnaves field, an oil accumulation located in a separate reservoir within the large gas reservoirs of our Brunello gas field offshore Western Australia. The field is projected to deliver initial gross production of 30 Mb/d in 2014 through a leased FPSO. Apache has a 65-percent working interest in the operated project.

Australia Wheatstone LNG Project    During 2011, advances were made on the Chevron-operated Wheatstone LNG development project (Wheatstone) in Western Australia, with binding Sales and Purchase Agreements signed by two Asian customers for the delivery of approximately 60 percent of Apache’s net LNG offtake. In 2012, further advances were made on the project with the signing of two non-binding Heads of Agreements, which will take the total committed delivery volumes to over 80 percent once the final binding Sales and Purchase Agreements are signed. These binding Sales and Purchase Agreements are expected to be finalized and signed in 2013. The first phase of the Wheatstone project will comprise two LNG processing trains with a combined capacity of approximately 8.9 million metric tons per annum (mtpa), a domestic gas plant, and associated infrastructure. Apache has a 13-percent interest in the project and expects to invest approximately $4 billion over five years for the field and LNG facility development. Apache will supply gas to Wheatstone from its operated Julimar and Brunello complex. The 65-percent interest Julimar development project is expected to generate average net sales to Apache of approximately 140 MMcf/d of gas (equivalent to 1.07 million mtpa of LNG) at prices pegged to world oil markets, 22 MMcf/d of sales gas into the domestic market, and 3,250 barrels of condensate per day. First production is projected for the end of 2016.

North American Activities

Record Drilling Activity in U.S. Onshore Regions    For 2012, our Permian region’s active drilling program continued to set new highs for net production, averaging 108 Mboe/d, up 18 percent from the prior year. Over 72 percent of this production was from crude oil and natural gas liquids. The Central region also achieved record production on the strength of an active drilling program and the Cordillera acquisition. The region drilled over 190 wells during the year and increased production 37 percent compared to the prior year. Oil and liquids growth increased 128 percent as the Central team targeted drilling oil and liquids-rich gas plays primarily on our Granite Wash acreage. Both the Permian and Central regions have continued their active drilling programs into 2013.

United States Horizontal Drilling    Apache continues to evaluate horizontal drilling potential across our acreage positions, in both conventional and unconventional reservoirs. Nearly all of our drilling activity in the Central region is horizontal, while the Permian region continues to develop a large inventory of horizontal opportunities based on 2012 drilling success in the Cline, Atoka, and Wolfcamp shale formations in the Midland basin of Texas. Horizontal redevelopment of historically conventional fields and reservoirs in the Central basin platform in the Permian region have also yielded positive results during 2012. We anticipate a continued shift to more horizontal drilling throughout 2013.

New Venture Acreage Positions    During 2012, Apache accumulated acreage positions in several prospective basins. Our New Ventures team has built a 500,000 net acre position in the Mississippian Lime play in Kansas and Nebraska and a 300,000 net acre position in the Williston Basin in Montana. We have commenced drilling activity in both of these plays.

Gulf of Mexico Deepwater Exploration    Apache’s strategic presence in the Gulf of Mexico deepwater portfolio was gained through the 2010 Mariner merger and was extended through our participation in the June 2012 federal lease sale, where we were awarded 28 new deepwater leases. At the end of 2012, the Company held approximately 900,000 gross acres across 166 blocks. The region increased its exploration activity for 2012, having drilled or participated in five wells during 2012, as compared to only two wells in the prior year. We plan to drill or participate in drilling seven wells during 2013.

Kitimat LNG Project    In December 2012, Apache announced an agreement with Chevron Canada Limited (Chevron Canada) to build and operate the Kitimat LNG project and develop shale gas resources at the Liard and Horn River basins in British Columbia. Chevron Canada and Apache Canada will each hold a 50-percent interest in the Kitimat LNG plant, the Pacific Trail Pipeline, and approximately 644,000 gross undeveloped acres in the Horn River and Liard basins. Chevron Canada will operate the LNG plant and pipeline and Apache Canada will operate Horn River and Liard. Although the project has not reached a final investment decision, we believe Chevron’s experience in developing LNG projects and marketing expertise will assist in moving the development forward. The transaction was completed on February 8, 2013.

Merger and Acquisitions of Property and Acreage

During 2012, 2011, and 2010, we completed approximately $17 billion in acquisitions, leaving Apache poised for growth. As we head into 2013, Apache is focused on further developing our inventory of available drilling opportunities. Each of our acquisitions fits well with our long-term strategy of maintaining a balanced portfolio of core assets by adding high-quality properties with a diversity of geologic and geographic risk, product mix, and reserve life. The acquired properties impacted nine of our ten operating regions and are strategically positioned to benefit from our existing infrastructure and operating experience. For detailed information regarding our recent acquisitions, please see “Significant Acquisitions and Divestitures” in this Item 7 and Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Egypt Political Unrest

In February 2011, former Egyptian president Hosni Mubarak stepped down, and the Egyptian Supreme Council of the Armed Forces took power, announcing that it would remain in power until the presidential and parliamentary elections could be held. In June 2012, Mohamed Morsi of the Muslim Brotherhood’s Freedom and Justice Party was elected as Egypt’s new president. In December 2012 the people of Egypt ratified a new constitution. Under the new constitution, the government must hold elections for the lower house of parliament within 60 days. Apache’s operations, located in remote locations in the Western Desert, have not experienced production interruptions, and we have continued to receive development lease approvals for our drilling program. We currently plan to invest $1.1 billion in Egypt in 2013.

Our operations in Egypt contributed 20 percent of our 2012 production and accounted for 10 percent of our year-end estimated proved reserves. At year-end 2012, 17 percent of our estimated discounted future net cash flows and 7 percent of our net capitalized oil and gas property was attributable to Egypt. For further information regarding our Egypt region, please see Note 13—Business Segment Information and Note 14—Supplemental Oil and Gas Disclosures (Unaudited) in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Apache purchases multi-year political risk insurance from the Overseas Private Investment Corporation (OPIC) and other highly-rated international insurers covering a portion of its investments in Egypt. In the aggregate, these policies, subject to the policy terms and conditions, provide approximately $1 billion of coverage to Apache for losses arising from confiscation, nationalization, and expropriation risks, with a $263 million sub-limit for currency inconvertibility. In addition, the Company has a separate policy with OPIC, which provides $300 million of coverage for losses arising from (1) non-payment by Egyptian General Petroleum Corporation (EGPC) of arbitral awards covering amounts owed Apache on past due invoices and (2) expropriation of exportable petroleum in the event that actions taken by the government of Egypt prevent Apache from exporting our share of production. In October 2012, the Multilateral Investment Guarantee Agency (MIGA), a member of the World Bank Group, announced that it was providing $150 million in reinsurance to OPIC for the remainder of the policy term. This provision of long-term reinsurance to OPIC will allow Apache to maintain the $300 million of insurance coverage through 2024.

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

Argentina Tax and Royalty Claims

ENARGAS, an autonomous entity that functions under the Argentina Ministry of Economy, issued administrative orders creating a tariff charge on all fuel gas used by oil and gas producers in field operations effective December 1, 2011. The tariff charge is applicable to the operations of Company affiliates in Argentina and totaled approximately $24 million in 2012. In addition, in late 2010 and early 2011, the Province of Tierra del Fuego notified Company affiliates of its claims for additional royalty on natural gas, crude oil, and liquefied petroleum gas. The Company’s affiliates have initiated legal proceedings challenging both ENARGAS’ tariff charge and the Province’s claims for additional royalty. The Province’s claims for additional royalty on liquefied petroleum gas exports have been paid under protest by the Company’s affiliates. That payment is expected to resolve the claims for additional royalty on liquefied petroleum gas exports.

Results of Operations

Oil and Gas Revenues

	For the Year Ended December 31,
	2012		2011		2010
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$4,662	35%	$4,163	33%	$2,683	30%
Canada	492	4%	485	4%	388	4%

North America	5,154	39%	4,648	37%	3,071	34%

Egypt	4,050	31%	4,169	33%	2,875	32%
Australia	1,218	9%	1,552	12%	1,296	14%
North Sea	2,517	19%	2,072	16%	1,590	18%
Argentina	271	2%	238	2%	209	2%

International	8,056	61%	8,031	63%	5,970	66%

Total (1)	$13,210	100%	$12,679	100%	$9,041	100%

Total Gas Revenues:
United States	$1,169	37%	$1,550	43%	$1,409	49%
Canada	751	23%	1,033	29%	647	23%

North America	1,920	60%	2,583	72%	2,056	72%

Egypt	504	16%	621	17%	495	17%
Australia	357	11%	182	5%	163	6%
North Sea	188	6%	19	0%	16	0%
Argentina	224	7%	204	6%	132	5%

International	1,273	40%	1,026	28%	806	28%

Total (2)	$3,193	100%	$3,609	100%	$2,862	100%

Natural Gas Liquids (NGL) Revenues:
United States	$395	73%	$391	75%	$208	74%
Canada	79	14%	99	19%	39	14%

North America	474	87%	490	94%	247	88%

Egypt	–	–	1	0%	2	1%
North Sea	46	8%	–	–	–	–
Argentina	24	5%	31	6%	31	11%

International	70	13%	32	6%	33	12%

Total	$544	100%	$522	100%	$280	100%

Total Oil and Gas Revenues:
United States	$6,226	37%	$6,104	36%	$4,300	35%
Canada	1,322	8%	1,617	10%	1,074	9%

North America	7,548	45%	7,721	46%	5,374	44%

Egypt	4,554	27%	4,791	29%	3,372	28%
Australia	1,575	9%	1,734	10%	1,459	12%
North Sea	2,751	16%	2,091	12%	1,606	13%
Argentina	519	3%	473	3%	372	3%

International	9,399	55%	9,089	54%	6,809	56%

Total	$16,947	100%	$16,810	100%	$12,183	100%

(1)	Financial derivative hedging activities decreased 2012, 2011, and 2010 oil revenues $146 million, $379 million, and $57 million, respectively.

(2)	Financial derivative hedging activities increased 2012, 2011, and 2010 natural gas revenues $414 million, $272 million, and $222 million, respectively.

Production

	For the Year Ended December 31,
	2012	Increase (Decrease)		2011	Increase (Decrease)		2010
Oil Volume – b/d:
United States	134,123	12%		119,415	24%		96,576
Canada	15,830	11%		14,252	(2%	)	14,581

North America	149,953	12%		133,667	20%		111,157

Egypt (3)	99,756	(4%	)	103,912	5%		99,122
Australia	28,884	(24%	)	38,228	(17%	)	45,908
North Sea	63,692	17%		54,541	(4%	)	56,791
Argentina	9,741	2%		9,597	(4%	)	9,956

International	202,073	(2%	)	206,278	(3%	)	211,777

Total (1)	352,026	4%		339,945	5%		322,934

Natural Gas Volume – Mcf/d:
United States	854,099	(1%	)	864,742	18%		730,847
Canada	600,680	(5%	)	632,550	60%		396,005

North America	1,454,779	(3%	)	1,497,292	33%		1,126,852

Egypt (3)	353,738	(3%	)	365,418	(3%	)	374,858
Australia	214,013	16%		185,079	(7%	)	199,729
North Sea	57,457	NM		2,284	(4%	)	2,391
Argentina	213,464	1%		212,311	15%		184,830

International	838,672	10%		765,092	0%		761,808

Total (2)	2,293,451	1%		2,262,384	20%		1,888,660

Natural Gas Liquids (NGL) Volume – b/d:
United States	33,527	52%		22,111	60%		13,777
Canada	6,258	5%		5,958	107%		2,884

North America	39,785	42%		28,069	68%		16,661

Egypt	–	NM		49	NM		82
North Sea	1,618	NM		4	NM		–
Argentina	3,008	0%		3,018	(5%	)	3,180

International	4,626	51%		3,071	(6%	)	3,262

Total	44,411	43%		31,140	56%		19,923

BOE per day (4)
United States	310,000	9%		285,650	23%		232,161
Canada	122,201	(3%	)	125,636	51%		83,466

North America	432,201	5%		411,286	30%		315,627

Egypt	158,713	(4%	)	164,864	2%		161,680
Australia	64,552	(7%	)	69,074	(13%	)	79,196
North Sea	74,887	36%		54,925	(4%	)	57,190
Argentina	48,326	1%		48,000	9%		43,941

International	346,478	3%		336,863	(2%	)	342,007

Total	778,679	4%		748,149	14%		657,634

(1)	Approximately 13 percent of 2012 worldwide oil production was subject to financial derivative hedges, compared to 29 percent in 2011 and 12 percent in 2010.

(2)	Approximately 13 percent of 2012 worldwide natural gas production was subject to financial derivative hedges, compared to 16 percent in 2011 and 23 percent in 2010.

(3)

Gross oil production in Egypt for 2012, 2011, and 2010 was 213,112 b/d, 217,207 b/d, and 189,342 b/d, respectively. Gross natural gas production in Egypt for 2012, 2011, and 2010 was 899,972 Mcf/d, 865,485 Mcf/d, and 798,645 Mcf/d, respectively.

(4)

The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

NM – Not meaningful

Pricing

	For the Year Ended December 31,
	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
Average Oil Price – Per barrel
United States	$94.98	(1%)	$95.51	25%	$76.13
Canada	84.89	(9%)	93.19	28%	72.83
North America	93.91	(1%)	95.27	26%	75.69
Egypt	110.92	1%	109.92	38%	79.45
Australia	115.22	4%	111.22	44%	77.32
North Sea	107.97	4%	104.09	36%	76.66
Argentina	75.89	12%	68.02	18%	57.47
International	108.92	2%	106.67	38%	77.21
Total (1)	102.53	0%	102.19	33%	76.69
Average Natural Gas Price – Per Mcf:
United States	$3.74	(24%)	$4.91	(7%)	$5.28
Canada	3.42	(23%)	4.47	0%	4.48
North America	3.61	(24%)	4.72	(6%)	5.00
Egypt	3.90	(16%)	4.66	29%	3.62
Australia	4.55	69%	2.69	20%	2.24
North Sea	8.95	(60%)	22.25	19%	18.64
Argentina	2.87	9%	2.64	35%	1.96
International	4.15	13%	3.67	27%	2.90
Total (2)	3.80	(13%)	4.37	5%	4.15
Average NGL Price – Per barrel
United States	$32.19	(34%)	$48.42	17%	$41.45
Canada	34.63	(24%)	45.72	25%	36.61
North America	32.57	(32%)	47.85	18%	40.62
Egypt	–	NM	66.36	NM	69.75
North Sea	77.11	18%	65.45	NM	–
Argentina	21.55	(23%)	27.90	3%	27.08
International	40.98	43%	28.56	1%	28.15
Total	33.45	(27%)	45.95	19%	38.58

(1)	Reflects a per-barrel decrease of $1.13, $3.05, and $0.48 in 2012, 2011, and 2010, respectively, from financial derivative hedging activities.

(2)	Reflects a per-Mcf increase of $0.49, $0.33, and $0.32 in 2012, 2011, and 2010, respectively, from financial derivative hedging activities.

NM – Not meaningful

Crude Oil Prices

A substantial portion of our oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of the Company’s control. Prices we received for crude oil in 2012 were essentially flat compared to 2011, although prices varied significantly throughout the year as political unrest and economic uncertainty continued to impact market volatility.

Continued volatility in the commodity price environment reinforces the importance of our balanced portfolio approach. Crude oil prices realized in 2012 averaged $102.53 per barrel; however International Dated Brent crudes and sweet crude from the Gulf Coast continue to be priced at a significant premium to WTI-based prices. We are realizing these premium prices on approximately 72 percent of our crude oil production. Our Egypt, Australia, and North Sea regions, which comprise 55 percent of our worldwide oil production, receive International Dated Brent pricing with 2012 oil realizations averaging $110.59 per barrel compared with 2011 oil realizations averaging $108.55 per barrel. Our Gulf Coast regions, which comprise 17 percent of our worldwide oil production and receive similar premiums, had price realizations averaging $108.02 per barrel, remaining essentially flat with 2011 realizations averaging $108.26 per barrel.

While the market price received for natural gas varies among geographic areas, crude oil tends to trade within a tighter global range. With the exception of Argentina, price movements for all types and grades of crude oil generally move in the same direction. In Argentina, we currently sell our oil in the domestic market. The Argentine government imposes a sliding-scale tax on oil exports, which significantly influences prices domestic buyers are willing to pay. Domestic oil prices are currently indexed to a $42 per barrel base price, subject to quality adjustments and local premiums, and producers realize a gradual increase or decrease as market prices deviate from the base price. In Tierra del Fuego, similar pricing formulas exist; however, Apache retained the value-added tax collected from buyers, effectively increasing realized prices by 21 percent from sales made until May 2012 (when the Federal Government withdrew the benefit). As a result, 2012 oil prices realized from Tierra del Fuego production averaged $71.81 per barrel as compared to our Neuquén basin production, which averaged $77.50 per barrel.

Apache uses financial instruments to manage a portion of its exposure to fluctuations in crude oil prices, particularly in North America. In 2012, 13 percent of our oil production was subject to financial derivative hedges, reducing revenues by $146 million. In 2011, 29 percent of our oil production was subject to financial derivative hedges, reducing revenues by $379 million. For the year-end status of our derivatives, please see Note 3—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Natural Gas Prices

Natural gas, which currently has a limited global transportation system, is subject to price variances based on local supply and demand conditions. The majority of our gas sales contracts are indexed to prevailing local market prices, highlighting the importance of a geographically balanced portfolio.

Apache primarily sells natural gas into the North American market, where realized prices decreased 24 percent compared to 2011; however, approximately one-third of our natural gas is produced outside North America, where our average contracted prices rose 13 percent from 2011. Our primary markets include North America, Egypt, Australia, and Argentina. An overview of the market conditions in our primary gas-producing regions follows.

•	North America has a common market; most of our gas is sold on a monthly or daily basis at either monthly or daily market prices.

•

In Egypt, our gas is sold to EGPC, primarily under an industry pricing formula indexed to Dated Brent crude oil with a maximum gas price of $2.65 per MMBtu, plus an upward adjustment for liquids content. Under a legacy oil-indexed contract, which expired at the end of 2012, there was no price cap for our gas up to 100 MMcf/d of gross production. Overall, the region averaged $3.90 per Mcf in 2012.

•

Australia has historically had a local market with a limited number of buyers and sellers resulting in mostly long-term, fixed-price contracts that are periodically adjusted for changes in the local consumer price index. Recent increases in demand and higher development costs have increased the prices required from the local market in order to support the development of new supplies. As a result, prices received on recent contracts are substantially higher than historical levels. During 2012, the region averaged $4.55 per Mcf, a 69 percent increase over 2011 pricing.

•

Natural gas from the North Sea Beryl field is processed through the SAGE gas plant operated by Apache. The gas is sold to a third party at the St. Fergus entry point of the national grid on a National Balancing Point index price basis. The region averaged $8.95 per Mcf in 2012.

•

Argentina instituted the Gas Plus program in 2008 to encourage new gas supplies through the development of conventional and unconventional (tight sands) reserves. Under this program, Apache is allowed to sell gas from qualifying projects at prices that are above the regulated rates. During 2012, the average Gas Plus volume sold by Apache was 73.2 MMcf/d at an average price of $4.89 per Mcf. For 2013, Apache has signed contracts for total gross volumes to be sold under Gas Plus contracts of 80 MMcf/d at $5.01.

Separate from the Gas Plus program, Apache sells volumes under Argentina’s government-regulated pricing and into Argentina’s unregulated market. The volumes we are required to sell at regulated prices are set by the government and vary based on seasonal factors and industry category. During 2012, we realized an average price of $0.84 per Mcf on government-regulated sales and an average price of $3.52 per Mcf on our unregulated market sales, for a weighted average of $2.03 per Mcf on non-Gas Plus sales.

Apache uses a variety of fixed-price contracts and derivatives to manage our exposure to fluctuations in natural gas prices, primarily in North America. In 2012, 13 percent of our gas production was subject to financial derivative hedges, increasing revenues by $414 million. In 2011, 16 percent of our gas production was subject to financial derivative hedges, increasing revenues by $272 million. For the year-end status of our derivatives, please see Note 3—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K. For more specific information on marketing arrangements by country, please refer to Part I, Items 1 and 2—Business and Properties of this Form 10-K.

Crude Oil Revenues

2012 vs. 2011    During 2012, crude oil revenues totaled $13.2 billion, $531 million higher than the 2011 total of $12.7 billion, driven by a four-percent increase in worldwide production. Average daily production in 2012 was 352.0 Mb/d, with prices averaging $102.53 per barrel. Crude oil represented 78 percent of our 2012 oil and gas production revenues and 45 percent of our equivalent production, compared to 75 and 45 percent, respectively, in the prior year. Higher realized prices contributed $43 million to the increase in full-year revenues, while higher production volumes added another $488 million.

Worldwide oil production increased 12.1 Mb/d, driven by a 14.7 Mb/d increase in the U.S. The Permian region increased 9.2 Mb/d on increased drilling activity, primarily in the Deadwood, Spraberry, and Wolfcamp plays. The Central region increased 7.4 Mb/d on properties added from the Cordillera acquisition and drilling and recompletion activity across several Granite Wash formations. North Sea production increased 9.2 Mb/d primarily on volumes from the 2011 Mobil North Sea acquisition. Australia production decreased 9.3 Mb/d as a result of natural decline from our Pyrenees and Van Gogh fields. Egypt’s gross oil production decreased 2 percent, while net oil production decreased 4 percent, a product of the terms of our production sharing contracts.

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

Worldwide oil production increased 17.0 Mb/d, driven by a 22.8 Mb/d increase in the U.S. The Permian region increased 11.6 Mb/d on properties added from the BP acquisitions, the Mariner merger and drilling and recompletion activity, offset by natural decline. The Gulf of Mexico (GOM) onshore and offshore regions added 8.0 Mb/d as production from the Devon acquisition, the Mariner merger and drilling and recompletion activity was partially offset by natural decline. Central region production increased 3.2 Mb/d on an active drilling program in the Granite Wash play. Egypt’s gross oil production increased 15 percent from additional capacity at the Kalabsha oil processing facility, a successful drilling and recompletion program, and volumes acquired in the 2010 BP acquisition. Egypt’s net production increased only 5 percent, as higher oil prices impact our cost recovery volumes. Australia production decreased 7.7 Mb/d as a result of repairs to the Van Gogh FPSO vessel, natural decline, and tropical cyclones in the first quarter of 2011.

Natural Gas Revenues

2012 vs. 2011    Natural gas revenues for 2012 of $3.2 billion were $416 million lower than 2011, the result of a 13-percent decrease in realized prices partially offset by a one-percent increase in production volumes. Worldwide production rose 31.1 MMcf/d, adding $51 million to revenues. Realized prices in 2012 averaged $3.80 per Mcf, a decrease of $0.57 per Mcf, which reduced revenues by $467 million.

Worldwide gas production rose 1 percent on increases in the North Sea and Australia, partially offset by decreases in North America. North Sea daily production increased 55.2 MMcf/d, primarily as a result of the 2011 Mobil North Sea acquisition. Daily gas production in Australia increased 28.9 MMcf/d on new contracts associated with the recently completed gas processing facilities at Devil Creek. Central region rose 29.6 MMcf/d on production from the Cordillera acquisition. Daily production in Canada and the GOM onshore and offshore regions decreased 31.9 MMcf/d and 47.9 MMcf/d, respectively, as drilling and recompletion activity shifted from dry gas to liquids-rich gas properties. Egypt’s gross production was up 4 percent while net production decreased 3 percent, a product of the terms of our production sharing contracts.

2011 vs. 2010    Natural gas revenues for 2011 of $3.6 billion were $747 million higher than 2010 on a five-percent increase in realized prices and a 20-percent increase in production volumes. Realized prices in 2011 averaged $4.37 per Mcf, an increase of $0.22 per Mcf, which added $150 million to revenues. Worldwide production rose 374 MMcf/d, adding another $597 million to revenues.

Worldwide gas production rose 20 percent, driven by a 236.5 MMcf/d, or 60 percent, increase in Canada on additional volumes from properties acquired from BP and an active drilling and completion program. U.S. daily production increased 133.9 MMcf/d, or 18 percent, primarily a result of 2010 acquisition activity. GOM onshore and offshore region production rose 73.4 MMcf/d on new drilling activity and properties acquired from Devon and the Mariner merger. Permian region production increased 56.4 MMcf/d on incremental volumes from properties added from the BP acquisition and Mariner merger and on increased drilling activity. Argentina’s production increased 27 MMcf/d from drilling and recompletions. Daily gas production in Australia fell 14.7 MMcf/d on downtime from tropical cyclones and customer maintenance activities resulting in lower takes under our existing contractual arrangements. Egypt’s gross production increased 8 percent on a successful drilling program, additional gas throughput at the Obaiyed Gas Plant, and production from properties added in the BP acquisition. Net production decreased 3 percent, as higher prices impacted our cost recovery volumes.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on context.

	For the Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(In millions)			(Per boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	$4,812	$3,814	$2,861	$16.88	$13.97	$11.92
Additional	1,926	109	–	6.76	0.40	–
Other assets	371	281	222	1.30	1.03	0.92
Asset retirement obligation accretion	232	154	111	0.81	0.56	0.46
Lease operating costs	2,968	2,605	2,032	10.41	9.54	8.47
Gathering and transportation costs	303	296	178	1.08	1.08	0.73
Taxes other than income	862	899	690	3.02	3.29	2.88
General and administrative expense	531	459	380	1.86	1.68	1.58
Merger, acquisitions & transition	31	20	183	0.11	0.07	0.77
Financing costs, net	165	158	229	0.58	0.58	0.95

Total	$12,201	$8,795	$6,886	$42.81	$32.20	$28.68

Depreciation, Depletion and Amortization (DD&A)

The following table details the changes in recurring DD&A of oil and gas properties between December 31, 2010, and December 31, 2012:

Recurring DD&A
(In millions)
2010 DD&A	$2,861
Volume change	349
DD&A Rate change	604

2011 DD&A	$3,814
Volume change	231
DD&A Rate change	767

2012 DD&A	$4,812

2012 vs. 2011    Recurring full-cost depletion expense increased $998 million on an absolute dollar basis: $767 million on higher costs and $231 million from additional production. Our full-cost depletion rate increased $2.91 to $16.88 per boe as costs to acquire, find, and develop reserves, which were significantly impacted by higher oil prices, exceeded our historical cost basis. Price related reserve revisions in North America also had a negative impact on the rate.

In addition, in 2012 we recorded a non-cash write-down on the carrying value of our proved oil and gas property balances in Canada of $1.9 billion ($1.4 billion net of tax). Under the full-cost method of accounting, the Company is required to review the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, net of related tax effects and discounted 10 percent per annum and adjusted for cash flow hedges. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. The Company also recorded $28 million of additional DD&A in 2012 related to the write-off of the carrying value of our oil and gas properties in New Zealand upon exiting the country and $15 million of seismic costs incurred in countries where Apache is pursuing exploration opportunities.

2011 vs. 2010    Recurring full-cost depletion expense increased $953 million on an absolute dollar basis: $604 million on higher costs and $349 million from additional production. Our full-cost depletion rate increased $2.05 to $13.97 per boe as costs to acquire, find, and develop reserves, which were significantly impacted by higher oil prices, exceeded our historical cost basis. In 2011, additional depletion expense of $60 million was associated with the write-off of the carrying value of our Chilean oil and gas property leases relinquished during 2011, and $49 million was associated with impairments of new venture seismic activity in countries where Apache is pursuing exploration opportunities but has not yet established a presence. Other asset depreciation increased $59 million over 2010 primarily on higher other asset balances from 2010 acquisitions.

Lease Operating Expenses

Lease operating expenses (LOE) include several key components, such as: direct operating costs, repair and maintenance, and workover costs.

Direct operating costs generally trend with commodity prices and are impacted by the type of commodity produced and the location of properties (i.e., offshore, onshore, remote locations, etc.). Fluctuations in commodity prices impact operating cost elements both directly and indirectly. They directly impact costs such as power, fuel, and chemicals, which are commodity price based. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor, boats, helicopters, materials, and supplies. Oil, which contributed nearly half of our 2012 production, is inherently more expensive to produce than natural gas. Repair and maintenance costs are typically higher on offshore properties, which in 2012 accounted for all of our production in Australia and the North Sea and 83 percent of our production from the U.S. Gulf Coast regions, and in areas with remote plants and facilities. Workovers accelerate production; hence, activity generally increases with higher commodity prices. Foreign exchange rate fluctuations impact the Company’s LOE, with a weakening U.S. dollar adding to per-unit costs and a strengthening U.S. dollar lowering per-unit costs in our international regions.

The following table details the LOE rate impact by component:

For the Year Ended December 31, 2012
Per boe
2011 LOE	$9.54
Repairs and maintenance	0.39
Labor and pumper costs	0.31
Non-operated property costs	0.12
Workover costs	0.06
Other	0.10
Other decreased production	0.01
Acquisitions (1)	(0.12)

2012 LOE	$10.41

For the Year Ended December 31, 2011
Per boe
2010 LOE	$8.47
FX impact	0.23
Labor and pumper costs	0.21
Workover costs	0.18
Chemicals, power, and fuel	0.13
Transportation	0.11
Other	0.12
Other decreased production	0.11
Acquisitions (1)	(0.02)

2011 LOE	$9.54

(1)	Per-unit impact of acquisitions is shown net of associated production.

2012 vs. 2011    Our 2012 LOE increased $363 million from 2011, or 14 percent. On a per-unit basis, LOE increased 9 percent due to higher costs on the items listed above.

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

The following table presents gathering and transportation costs we paid directly to third-party carriers for each of the periods presented:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Canada	$163	$166	$75
U.S.	69	64	42
Egypt	39	34	31
North Sea	24	25	25
Argentina	8	7	5

Total Gathering and transportation	$303	$296	$178

2012 vs. 2011    Gathering and transportation costs increased $7 million from 2011. The U.S. costs for 2012 increased $5 million as compared to 2011 on increased production in the Central region, primarily resulting from our acquisition of Cordillera. Egypt’s costs were up $5 million on a higher number of sales cargoes, increased terminal fees, and higher vessel freight costs. Canada’s costs decreased $3 million from a decline in activity in the region.

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

Taxes Other Than Income

Taxes other than income primarily consist of U.K. Petroleum Revenue Tax (PRT), severance taxes on properties onshore and in state or provincial waters off the coast of the U.S., Australia, and Argentina, and ad valorem taxes on properties in the U.S. and Canada. Severance taxes are generally based on a percentage of oil and gas production revenues, while the U.K. PRT is assessed on net receipts from fields in the U.K. North Sea. We are subject to a variety of other taxes including U.S. franchise taxes, Australian Petroleum Resources Rent tax, and various Canadian taxes, including the Freehold Mineral tax, Saskatchewan Capital tax, and Saskatchewan Resources surtax. We also pay taxes on invoices and bank transactions in Argentina. The table below presents a comparison of these expenses:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
U.K. PRT	$451	$538	$422
Severance taxes	220	212	142
Ad valorem taxes	104	94	80
Other	87	55	46

Total Taxes other than income	$862	$899	$690

2012 vs. 2011    Taxes other than income were $37 million lower than 2011. U.K. PRT decreased $87 million over the comparable 2011 period as a result of a decrease in net receipts, primarily driven by lower revenues on qualifying fields during the year. Property acquisitions in 2011 and 2012 resulted in increases of $8 million and $10 million to severance and ad valorem tax expense, respectively.

2011 vs. 2010    Taxes other than income were $209 million higher than 2010. U.K. PRT increased $116 million over the comparable 2010 period as a result of an increase in net receipts, primarily driven by higher revenues. Prior-year property acquisitions and higher realized oil and gas prices resulted in a $70 million and $14 million increase to severance and ad valorem tax expense, respectively.

General and Administrative Expenses

2012 vs. 2011    General and administrative (G&A) expenses increased $72 million, or 16 percent, from 2011. On a per-unit basis, G&A expenses increased 11 percent, or $0.18 per boe: $0.12 per boe primarily relates to stock-based performance plan charges and $0.14 per boe on growth-related increases, less $0.08 on increased production.

2011 vs. 2010    G&A expenses increased $79 million, or 21 percent from 2010. On a per-unit basis, G&A expenses increased 6 percent, or $0.11 per boe: $0.07 per boe on higher insurance costs and $0.04 per boe on nonrecurring expenses.

Merger, Acquisitions & Transition Costs

In 2012, the Company recognized $31 million in merger, acquisitions, & transition costs, reflecting additional expenses related to our 2011 acquisition of Mobil North Sea Limited and expenses associated with our 2012 acquisition of Cordillera.

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

In 2010, the Company recognized $183 million in merger, acquisitions, & transition costs related to our BP and Devon acquisitions and the Mariner merger. A summary of these costs follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Separation and retention costs	$12	$12	$114
Investment banking fees	7	–	42
Other costs	12	8	27

Total Merger, acquisitions & transition costs	$31	$20	$183

Financing Costs, Net

Financing costs incurred during the period comprised the following:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Interest expense	$509	$433	$345
Amortization of deferred loan costs	7	5	17
Capitalized interest	(334)	(263)	(120)
Interest income	(17)	(17)	(13)

Total Financing costs, net	$165	$158	$229

2012 vs. 2011    Net financing costs increased $7 million from 2011. The increase is primarily related to a $76 million increase in interest expense from debt issuances during 2012, partially offset by a $71 million increase in capitalized interest resulting from additional unproved property balances associated with the significant undeveloped acreage from the Cordillera acquisition and the U.S. new ventures program.

2011 vs. 2010    Net financing costs decreased $71 million from 2010. The decrease is primarily related to a $143 million increase in capitalized interest, the result of additional unproved balances from the BP acquisitions and Mariner merger. This decrease is partially offset by an $88 million increase in interest expense from debt issuances in 2010.

Provision for Income Taxes

2012 vs. 2011    The provision for income taxes totaled $2.9 billion in 2012 compared to $3.5 billion in 2011, driven by lower income before income taxes and an increase in the effective tax rate to 59.0 percent from 43.4 percent in 2011. The 2012 effective rate reflects the tax impact from the $1.9 billion Canadian non-cash write-down, a North Sea decommissioning tax rate adjustment charge, and other tax adjustments. As part of the increase in the corporate income tax rate on North Sea oil and gas profits from 50 percent to 62 percent announced in March 2011, the U.K. government also proposed that the corporation income tax relief attributable to decommissioning expenditures in the North Sea remain at 50 percent. Related legislation was then introduced in Finance Bill 2012 and was enacted on July 17, 2012, upon receiving Royal Assent. As a result of this enacted legislation the Company recorded a non-recurring tax charge of $118 million in the third quarter of 2012. For additional information regarding income taxes, please see Note 7—Income Taxes in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

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

Significant Acquisitions and Divestitures

2012 Activity

On December 24, 2012, Apache Canada and Chevron Canada entered into an agreement pursuant to which each will become a 50-percent owner of the Kitimat LNG plant, the Pacific Trail Pipeline, and 644,000 gross undeveloped acres in the Horn River and Liard basins. Chevron Canada will operate the LNG plant, which will be located on the northern British Columbia coast, and the pipeline; Apache Canada will operate Horn River and Liard. Apache’s net proceeds from the transaction were approximately $405 million. The transaction closed on February 8, 2013. Apache originally purchased interest in the Kitimat LNG facility and the related proposed pipeline in the first quarter of 2010.

On April 30, 2012, Apache completed the acquisition of Cordillera, a privately held exploration and production company, in a stock and cash transaction. Cordillera’s properties include approximately 312,000 net acres in the Granite Wash, Tonkawa, Cleveland, and Marmaton plays in western Oklahoma and the Texas Panhandle. The effective date of the transaction was September 1, 2011. Apache issued 6,272,667 shares of common stock and paid approximately $2.7 billion of cash to the sellers as consideration for the transaction. The cash paid at closing was funded with a portion of the proceeds from the Company’s April 2012 public note offering. For further discussion of the equity issuance and note offering, please see Note 10—Capital Stock and Note 6—Debt in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K and “Liquidity” in this Item 7.

On January 31, 2012, a subsidiary of Apache Energy Limited completed the acquisition of a 49-percent interest in Yara Pilbara Holdings Pty Limited (YPHPL, formerly Burrup Holdings Limited) for $439 million, including working capital adjustments. The transaction was funded with debt. YPHPL is the owner of an ammonia plant on the Burrup Peninsula of Western Australia. Apache has supplied gas to the plant since operations commenced in 2006. Yara Australia Pty Ltd (Yara) owns the remaining 51 percent of YPHPL and operates the plant. In addition, Apache also acquired an interest in a planned technical ammonia nitrate plant to be developed with Yara and Orica Limited. The investment in YPHPL is accounted for under the equity method of accounting, with the balance recorded as a component of “Deferred charges and other” in Apache’s consolidated balance sheet and results of operations recorded as a component of “Other” under “Revenues and Other” in the Company’s statement of consolidated operations.

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

2010 Activity

In November 2010, Apache completed the acquisition of Mariner, an independent exploration and production company, in a stock and cash transaction totaling $2.7 billion. We also assumed approximately $1.7 billion of Mariner’s debt in connection with the merger. The transaction was accounted for as a business combination, with Mariner’s assets and liabilities reflected in Apache’s financial statements at fair value. Mariner’s oil and gas properties are primarily located in the Gulf of Mexico deepwater and shelf, the Permian Basin, and onshore in the Gulf Coast. The Permian Basin and Gulf of Mexico shelf assets are complementary to Apache’s existing holdings and provide an inventory of future potential drilling locations, particularly in the Spraberry and Wolfcamp formation oil plays of the Permian Basin.

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

In the second quarter of 2010, Apache completed an acquisition of oil and gas assets on the Gulf of Mexico shelf from Devon for $1.05 billion, subject to normal post-closing adjustments. The acquisition from Devon was effective January 1, 2010, and included 477,000 acres across 150 offshore blocks.

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

Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Our business, as with other extractive industries, is a depleting one in which each barrel produced must be replaced or the Company and its reserves, a critical source of future liquidity, will shrink. Cash investments are required to fund activity necessary to offset the inherent declines in production and proven crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of our exploration and development activities and our ability to acquire additional reserves at reasonable costs.

We believe the liquidity and capital resource alternatives available to Apache, combined with internally generated cash flows, will be adequate to fund short-term and long-term operations, including our capital spending program, repayment of debt maturities, and any amount that may ultimately be paid in connection with contingencies.

For additional information, please see Part I, Items 1 and 2—Business and Properties and Part I, Item 1A—Risk Factors of this Form 10-K.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the years presented:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$8,504	$9,953	$6,726
Fixed-rate debt borrowings	4,978	–	2,470
Commercial paper and bank loan borrowings, net	549	–	318
Sale of oil and gas properties	27	422	–
Proceeds from issuance of common stock	–	–	2,258
Proceeds from issuance of depositary shares	–	–	1,227
Other	–	84	106

	14,058	10,459	13,105

Uses of Cash and Cash Equivalents:
Capital expenditures (1)	$9,531	$7,078	$4,922
Acquisitions	2,918	1,813	8,360
Equity investment in Yara Pilbara Holdings Pty Limited (YPHPL)	439	–	–
Commercial paper, credit facility and bank loan repayments, net	–	925	–
Project financing repayment	–	–	350
Payments on fixed-rate notes	400	–	1,023
Dividends	332	306	226
Other	573	176	138

	14,193	10,298	15,019

Increase (decrease) in cash and cash equivalents	$(135)	$161	$(1,914)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts differ from those discussed elsewhere in this document, which include accruals.

Net Cash Provided by Operating Activities

Operating cash flows are our primary source of capital and liquidity and are impacted, both in the short-term and the long-term, by volatile oil and natural gas prices. The factors in determining operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, asset retirement obligation (ARO) accretion, and deferred income tax expense, which affect earnings but do not affect cash flows.

Net cash provided by operating activities for 2012 totaled $8.5 billion, down $1.4 billion from 2011. The decrease reflects the impact of a change in working capital during the fiscal year, higher operating costs, and higher income tax payments in 2012 as compared to the 2011 period.

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

Proceeds from Debt, Common Stock, and Share Issuance

In April 2012, the Company issued $3.0 billion principal amount of senior unsecured notes. The Company used the proceeds to fund the cash portion of the purchase price paid to acquire Cordillera, repay $400 million of notes that matured on April 15, 2012, and for general corporate purposes.

In December 2012, the Company issued $2.0 billion principal amount of senior unsecured notes to repay commercial paper borrowings and for general corporate purposes.

On July 28, 2010, in conjunction with Apache’s $6.4 billion acquisition of properties from BP, the Company issued 26.45 million shares of common stock and 25.3 million depositary shares for approximately $3.5 billion in proceeds.

On August 20, 2010, the Company issued $1.5 billion principal amount of senior unsecured notes to repay borrowings under a bridge facility and the Company’s commercial paper program that were used to finance the 2010 BP acquisitions. On December 3, 2010, the Company issued $1 billion principal amount of senior unsecured notes to redeem the outstanding public debt of $1.0 billion assumed upon completion of Apache’s acquisition of Mariner in November 2010.

For further discussion of the equity issuance and note offerings, please see Note 10—Capital Stock and Note 6—Debt in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Commercial Paper and Lines of Credit

As of December 31, 2012, Apache had $580 million in commercial paper and money market lines of credit outstanding. For further discussion of our commercial paper program, please see “Liquidity” in this Item 7 and Note 6—Debt in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Sale of Oil and Gas Properties

During 2012, Apache completed the sale of certain properties in Canada and the U.S. for $27 million. Divestitures comprised several non-strategic assets. In 2011 Apache completed the sale of certain properties in Canada and the U.S. for $422 million.

We are targeting asset sales of approximately $2.0 billion in 2013, of which $405 million was completed on February 8, 2013 with our Chevron Canada transaction.

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

Historically, we have used a combination of operating cash flows, borrowings under lines of credit and our commercial paper program and, from time to time, issues of public debt or common stock to fund significant acquisitions.

The following table details capital expenditures for each country in which we do business.

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Exploration and Development (E&D):
United States	$5,151	$2,768	$1,623
Canada	590	817	860

North America	5,741	3,585	2,483

Egypt	1,074	896	757
Australia	873	576	624
North Sea	886	823	617
Argentina	289	346	240
Other International	98	61	20

International	3,220	2,702	2,258

Worldwide Exploration and Development Costs	8,961	6,287	4,741

Gathering, Transmission, and Processing Facilities (GTP):
United States	75	27	–
Canada	172	148	159
Egypt	33	111	182
Australia	441	345	162
Argentina	16	12	3
North Sea	1	–	–

Total GTP Costs	738	643	506

Asset Retirement Costs	948	819	459

Capitalized Interest	334	263	120

Capital Expenditures, excluding acquisitions	10,981	8,012	5,826

Acquisitions, including GTP	3,543	3,189	11,557
Asset Retirement Costs – Acquired	84	592	847

Total Capital Expenditures	$14,608	$11,793	$18,230

Exploration and Development    Worldwide E&D expenditures for 2012 totaled $9 billion, or 43 percent above 2011. E&D spending in North America, which totaled 64 percent of worldwide E&D spending, was up 60 percent from the prior year on increased activity in every U.S. region. Expenditures in the U.S. reflect increased drilling activity in the Permian region, particularly in the Deadwood area, and in our Central region where our active horizontal drilling program in the Granite Wash and Cherokee plays continued to expand. U.S.

expenditures also reflect an increase in leasehold acquisition efforts where we have spent over $1 billion to gain new acreage positions in several prospects, including the Mississippian Lime play in Kansas and Nebraska, the Williston Basin play in Montana and multiple offshore blocks in the GOM Deepwater and Shelf regions. E&D spending in Canada decreased 28 percent from the prior year period as our drilling program has been re-focused to oil and liquids-rich gas plays given current North American gas prices.

E&D expenditures outside of North America increased 19 percent over 2011. Australia spending rose $297 million from increased exploration and development drilling, and Egypt was $178 million higher than the prior year on continued drilling activity across all major basins. E&D spending in the North Sea was up $63 million on Beryl field development activity, following the field’s acquisition at the end of 2011.

Gathering, Transmission and Processing Facilities    We invested $738 million in GTP in 2012 compared to $643 million in 2011. The increase is primarily related to Australia, driven by the purchase of the Ningaloo Vision FPSO and higher expenditures for the Wheatstone LNG project.

Asset Retirement Costs    During 2012, we recorded $603 million of additional future abandonment liabilities and deferred tax liabilities directly attributable to Apache’s active exploration and development capital program. An additional $345 million of abandonment costs were recognized for upward revisions to prior-year estimates of timing and costs, particularly in Australia and Canada.

Acquisitions    We acquired $3.5 billion of oil and gas properties and GTP in 2012 compared to $3.2 billion in 2011. Acquisition capital expenditures occur as attractive opportunities arise and, therefore, vary from year to year. For information regarding our acquisitions and divestitures, please see “Significant Acquisitions and Divestitures” in this Item 7 and Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

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

Payments on Fixed-Rate Notes

During the second quarter of 2012 Apache repaid the $400 million in aggregate principal amount of 6.25-percent notes that matured on April 15, 2012.

Dividends

The Company has paid cash dividends on its common stock for 48 consecutive years through 2012. Future dividend payments will depend on the Company’s level of earnings, financial requirements, and other relevant factors. Common stock dividends paid during 2012 totaled $256 million, compared with $230 million in 2011 and $206 million in 2010. The Company paid dividends on its Series D Preferred Stock totaling $76 million in 2012, compared with $76 million in 2011, and $20 million in 2010.

Based on strong future growth prospects and Apache’s financial position, in the first quarter of 2012 the Board of Directors approved a 13-percent increase to $0.17 per share for the regular quarterly cash dividend on the Company’s common shares. This increase applied to the dividend on common shares payable on May 22, 2012, to stockholders of record on April 23, 2012, and subsequent dividends paid.

In the first quarter of 2013, the Board of Directors approved a further 18-percent increase to $0.20 per share for the regular quarterly cash dividend on the Company’s common shares. This increase applies to the dividend on common shares payable on May 22, 2013, to stockholders of record on April 22, 2013.

Liquidity

	At December 31,
	2012	2011
	(In millions, except percentages)

Cash and cash equivalents	$160	$295
Total debt	12,345	7,216
Shareholders’ equity	31,331	28,993
Available committed borrowing capacity	2,811	3,300
Floating-rate debt/total debt	5%	0.4%
Percent of total debt-to-capitalization	28%	20%

Cash and Cash Equivalents

At December 31, 2012, we had $160 million in cash and cash equivalents, of which $155 million of cash was held by foreign subsidiaries, and approximately $5 million was held by U.S. subsidiaries. The cash held by foreign subsidiaries is subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly liquid, investment-grade securities with maturities of three months or less at the time of purchase. We intend to use cash from our international subsidiaries to fund international projects.

Debt

At December 31, 2012, outstanding debt, which consisted of notes, debentures, commercial paper, and uncommitted bank lines, totaled $12.3 billion. Current debt consists of $500 million of 5.25-percent debentures due in April 2013, $400 million in 6.0-percent debentures due in September 2013, and $91 million borrowed under uncommitted money market/overdraft lines of credit in the U.S., Argentina, and Canada. We have $350 million of debt maturing in 2015, $1 million maturing in 2016, $1.4 billion maturing in 2017, and the remaining $9.7 billion maturing intermittently in years 2018 through 2096.

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

In December 2012 the Company issued $1.2 billion principal amount of senior unsecured 2.625-percent notes maturing January 15, 2023 and $800 million principal amount of senior unsecured 4.25-percent notes maturing January 15, 2044. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The Company used the proceeds to pay down commercial paper and for general corporate purposes.

Available Credit Facilities

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

At the Company’s option, the interest rate for the facilities is based on a base rate, as defined, or the London Inter-bank Offered Rate (LIBOR) plus a margin determined by the Company’s senior long-term debt rating. The $1.7 billion credit facility also allows the Company to borrow under competitive auctions.

At December 31, 2012, the margin over LIBOR for committed loans was 0.875 percent on the $1.0 billion U.S. credit facility and 0.90 percent on each of the $1.7 billion U.S. credit facility, the $300 million Australian credit facility, and the $300 million Canadian credit facility. The Company also pays quarterly facility fees of 0.125 percent on the total amount of the $1.0 billion facility and 0.10 percent on the total amount of the other three facilities. The facility fees vary based upon the Company’s senior long-term debt rating.

The financial covenants of the credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. At December 31, 2012, the Company’s debt-to-capitalization ratio was 28 percent.

The negative covenants include restrictions on the Company’s ability to create liens and security interests on its assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens, and liens arising as a matter of law, such as tax and mechanics’ liens. The Company may incur liens on assets located in the U.S. and Canada of up to 5 percent of the Company’s consolidated assets, or approximately $3.0 billion as of December 31, 2012. There are no restrictions on incurring liens in countries other than the U.S. and Canada. There are also restrictions on Apache’s ability to merge with another entity, unless the Company is the surviving entity, and a restriction on its ability to guarantee debt of entities not within its consolidated group.

There are no clauses in the facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The credit facility agreements do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payments and terminate lending commitments if Apache Corporation, or any of its U.S. or Canadian subsidiaries, defaults on any direct payment obligation in excess of the stated thresholds noted in the agreements or has any unpaid, non-appealable judgment against it in excess of the stated thresholds noted in the agreements. The Company was in compliance with the terms of the credit facilities as of December 31, 2012.

There is no assurance that the financial condition of banks with lending commitments to the Company will not deteriorate. We closely monitor the ratings of the 24 banks in our bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.

Commercial Paper Program

In June 2012 the Company increased the size of its commercial paper program from $2.95 billion to $3.0 billion, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. Our 2012 weighted-average interest rate for commercial paper was 0.43 percent. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s committed credit facilities, which expire in 2016 and 2017, are available as a 100-percent backstop. As of December 31, 2012, the Company had $489 million in commercial paper outstanding.

Total Debt-to-Capitalization

The Company’s debt-to-capitalization ratio as of December 31, 2012 was 28 percent as compared to 20 percent at December 31, 2011. The increase in our debt-to-capitalization ratio is directly related to the 2012 notes issued for funding the Cordillera acquisition, to pay down commercial paper balances, and for general corporate purposes. Apache has historically utilized available committed borrowing capacity, access to both debt and equity capital markets, and proceeds from the occasional sale of nonstrategic assets for liquidity and capital resources needs.

We believe the liquidity and capital resource alternatives available to Apache, combined with internally-generated cash flows, will be adequate to fund short-term and long-term operations, including our capital spending program, repayment of debt maturities, and any amount that may ultimately be paid in connection with commitments or contingencies.

Off-Balance Sheet Arrangements

Apache enters into customary agreements in the oil and gas industry for drilling rig commitments, firm transportation agreements, and other obligations as described below in “Contractual Obligations” in this Item 7. Other than the off-balance sheet arrangements described herein, Apache does not have any off-balance sheet arrangements with unconsolidated entities that are reasonably likely to materially affect our liquidity or capital resource positions.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2012. For additional information regarding these obligations, please see Note 6—Debt and Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Contractual Obligations (1)	Note Reference	Total	2013	2014-2015	2016-2017	2018 & Beyond
	(In millions)

Debt, at face value	Note 6	$12,411	$991	$350	$1,390	$9,680
Interest payments	Note 6	11,007	533	1,035	994	8,445
Drilling rig commitments (2)	Note 8	896	602	289	3	2
Purchase obligations (3)	Note 8	2,588	1,200	1,182	184	22
Firm transportation agreements	Note 8	763	148	264	134	217
Office and related equipment	Note 8	402	49	91	96	166
Other operating lease obligations (4)	Note 8	754	209	316	205	24

Total Contractual Obligations		$28,821	$3,732	$3,527	$3,006	$18,556

(1)

This table does not include the Company’s liability for dismantlement, abandonment, and restoration costs of oil and gas properties, derivative liabilities, pension or postretirement benefit obligations, or tax reserves. For additional information regarding these liabilities, please see Notes 5, 3, 9, and 7, respectively, in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

(2)

This represents minimum future expenditures for drilling rig services. Apache’s expenditures for drilling rig services will exceed such minimum amounts to the extent Apache utilizes the drilling rigs subject to a particular contractual commitment for a period greater than the period set forth in the governing contract.

(3)

Purchase obligations represent agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed and minimum quantities to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. These include minimum commitments associated with take-or-pay contracts, hydraulic fracturing service agreements, obtaining and processing seismic data, and contractual obligations to buy or build oil and gas plants and facilities, including LNG facilities.

(4)

Other operating lease obligations pertain to other long-term exploration, development, and production activities. The Company has work-related commitments for oil and gas operations equipment, acreage maintenance commitments, FPSOs, and aircraft, among other things.

Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess settlements resulting from litigation. Apache’s management feels that it has adequately reserved for its contingent obligations, including approximately $104 million for environmental remediation and approximately $12 million for various contingent legal liabilities. For a detailed discussion of the Company’s environmental and legal contingencies, please see Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

The Company also had approximately $108 million accrued as of December 31, 2012, for an insurance contingency as a member of Oil Insurance Limited (OIL). This insurance co-op insures specific property, pollution liability, and other catastrophic risks of the Company. As part of its membership, the Company is contractually committed to pay a withdrawal premium if we elect to withdraw from OIL. Apache does not anticipate withdrawal from the insurance pool; however, the potential withdrawal premium is calculated annually based on past losses and the nature of our asset base.

Insurance Program

We maintain insurance policies that include coverage for physical damage to our assets, third party liability, workers’ compensation, employers’ liability, sudden pollution, and other risks. Our insurance coverage includes deductibles that must be met prior to recovery. Additionally, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

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

Our current insurance policies covering general liabilities provide coverage of $660 million subject to Apache’s interest. This coverage is in excess of existing policies, including, but not limited to, charterer’s liability, aircraft liability, employer’s liability, and automobile liability. Our service agreements, including drilling contracts, generally indemnify Apache for injuries and death of the service provider’s employees as well as subcontractors hired by the service provider.

Our insurance policies generally renew in January and June of each year. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable.

Apache purchases multi-year political risk insurance from the Overseas Private Investment Corporation (OPIC) and other highly rated international insurers covering its investments in Egypt. In the aggregate, these insurance policies, subject to the policy terms and conditions, provide approximately $1 billion of coverage to Apache for losses arising from confiscation, nationalization, and expropriation risks, with a $263 million sub-limit for currency inconvertibility.

In addition, the Company has a separate policy with OPIC, which provides $300 million of coverage for losses arising from (1) non-payment by EGPC of arbitral awards covering amounts owed Apache on past due invoices and (2) expropriation of exportable petroleum in the event that actions taken by the government of Egypt prevent Apache from exporting our share of production. In October 2012, the Multilateral Investment Guarantee Agency (MIGA), a member of the World Bank Group, announced that it was providing $150 million in reinsurance to OPIC for the remainder of the policy term. This provision of long-term reinsurance to OPIC will allow Apache to maintain the $300 million of insurance coverage through 2024.

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

	For the Year Ended December 31,
	2012	2011	2010
	(In millions, except per share data)

Income (Loss) Attributable to Common Stock (GAAP)	$1,925	$4,508	$3,000
Adjustments:
Canada and other oil & gas property write-down, net of tax (1)	1,427	60	–
Deferred tax adjustments	226	(75)	–
U.K. income tax adjustments	118	218	–
Commodity derivative mark-to-market, net of tax (3)	51	–	–
Merger, acquisitions & transition, net of tax (2)	19	13	120
Unrealized foreign currency fluctuation impact on deferred tax expense	1	(73)	52

Adjusted Earnings (Non-GAAP)	$3,767	$4,651	$3,172

Net Income per Common Share – Diluted (GAAP)	$4.92	$11.47	$8.46
Adjustments:
Canada and other oil & gas property write-down, net of tax (1)	3.53	0.15	–
Deferred tax adjustments	0.56	(0.19)	–
U.K. income tax adjustments	0.30	0.55	–
Commodity derivative mark-to-market, net of tax (3)	0.13	–	–
Merger, acquisitions & transition, net of tax (2)	0.04	0.03	0.33
Unrealized foreign currency fluctuation impact on deferred tax expense	–	(0.18)	0.15

Adjusted Earnings Per Share – Diluted (Non-GAAP)	$9.48	$11.83	$8.94

(1)

A non-cash write-down on the carrying value of our proved oil and gas property balances in Canada of $1.9 billion was recorded during 2012, for which a tax benefit of $474 million was recognized. The tax effect was calculated utilizing the Canadian statutory rate currently in effect.

(2)

Merger, acquisitions & transition costs recorded in 2012, 2011, and 2010, totaled $31 million, $20 million, and $183 million, respectively, for which a tax benefit of $13 million, $7 million, and $63 million was recognized, respectively. The tax effect was calculated utilizing the statutory rates in effect in each country where costs were incurred.

(3)	Commodity derivative mark-to-market losses recorded in 2012 totaled $79 million, for which a tax benefit of $28 million was recognized.

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

Reserves as of December 31, 2012, 2011, and 2010, were calculated using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

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

In estimating the fair values of assets acquired and liabilities assumed, we made various assumptions. The most significant assumptions relate to the estimated fair values assigned to proved and unproved crude oil and natural gas properties. To estimate the fair values of these properties, we prepared estimates of crude oil and natural gas reserves as described above in “Reserve Estimates” of this Item 7. Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future.

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

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather and political climate. In 2012, our average crude oil realizations have remained flat at $102.53 per barrel in 2012 compared to $102.19 per barrel in 2011. Our average natural gas price realizations decreased 13 percent in 2012 to $3.80 per Mcf from $4.37 per Mcf in 2011.

We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache typically uses futures contracts, swaps, and options to mitigate commodity price risk. In 2012 approximately 13 percent of our natural gas production and approximately 13 percent of our crude oil production was subject to financial derivative hedges, compared with 16 percent and 29 percent, respectively, in 2011.

On December 31, 2012, the Company had open natural gas derivatives in an asset position with a fair value of $48 million. A 10-percent increase in natural gas prices would reduce the fair value by approximately $5 million, while a 10-percent decrease in prices would increase the fair value by approximately $5 million. The Company also had open oil derivatives in a liability position with a fair value of $131 million. A 10-percent increase in oil prices would increase the liability by approximately $438 million, while a 10-percent decrease in prices would move the derivatives to an asset position of $296 million. These fair value changes assume volatility based on prevailing market parameters at December 31, 2012. See Note 3—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Interest Rate Risk

The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 95 percent of the Company’s debt. At December 31, 2012, total debt included $580 million of floating-rate debt. As a result, Apache’s annual interest costs will fluctuate based on short-term interest rates on approximately 5 percent of our total debt outstanding at December 31, 2012. A 10 percent change in floating interest rates on year-end floating debt balances would change annual interest expense by approximately $1.4 million.

Foreign Currency Risk

The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts, and gas production is sold under a combination of Australian dollar and U.S. dollar fixed-price contracts. Approximately half the costs incurred for Australian operations are paid in U.S. dollars. In Canada, oil and gas prices and costs, such as equipment rentals and services, are generally denominated in Canadian dollars but heavily influenced by U.S. markets. Our North Sea production is sold under U.S. dollar contracts, and the majority of costs incurred are paid in British pounds. In Egypt, all oil and gas production is sold under U.S. dollar contracts, and the majority of the costs incurred are denominated in U.S. dollars. Argentine revenues and expenditures are largely denominated in U.S. dollars but are converted into Argentine pesos at the time of payment. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars, British pounds, and Argentine pesos are converted to U.S. dollar equivalents based on average exchange rates during the period.

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A 10-percent strengthening or weakening of the Australian dollar, Canadian dollar, British pound, and Argentine peso as of December 31, 2012, would result in a foreign currency net loss or gain, respectively, of approximately $157 million.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2012, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs and other products or services;

•	our commodity derivative and hedging arrangements;

•	the integration of acquisitions;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes, including hydraulic-fracturing regulation and environmental regulation;

•	the impact on our operations due to changes in the Egyptian government;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

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

The financial statements and supplementary financial information required to be filed under this Item 8 are presented on pages F-1 through F-72 in Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements for the fiscal years ended December 31, 2012, 2011, and 2010, included in this report, have been audited by Ernst & Young LLP, registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Company’s Chairman and Chief Executive Officer, in his capacity as principal executive officer, and Thomas P. Chambers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We also made no changes in internal controls over financial reporting during the quarter ending December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the “Report of Management on Internal Control Over Financial Reporting,” included on Page F-1 in Part IV, Item 15 of this Form 10-K.

The independent auditors attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the “Report of Independent Registered Public Accounting Firm,” included on Page F-3 in Part IV, Item 15 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ending December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Nominees for Election as Directors,” “Continuing Directors,” “Executive Officers of the Company,” and “Securities Ownership and Principal Holders” in the proxy statement relating to the Company’s 2013 annual meeting of shareholders (the Proxy Statement) is incorporated herein by reference.

Code of Business Conduct

Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, we are required to adopt a code of business conduct and ethics for our directors, officers, and employees. In February 2004, the Board of Directors adopted the Code of Business Conduct (Code of Conduct), and revised it in November 2011. The revised Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access the Company’s Code of Conduct on the Governance page of the Company’s website at www.apachecorp.com. Any shareholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company’s corporate secretary at the address on the cover of this Form 10-K. Changes in and waivers to the Code of Conduct for the Company’s directors, chief executive officer and certain senior financial officers will be posted on the Company’s website within five business days and maintained for at least 12 months. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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

Amendment No. 1, dated August 2, 2010, to Agreement and Plan of Merger, dated April 14, 2010, by and among Registrant, ZMZ Acquisitions LLC, and Mariner Energy, Inc.(incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated August 2, 2010, filed on August 3, 2010, SEC File No. 001-4300) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

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

EXHIBIT NO.		DESCRIPTION

4.3	–	Form of 3.625% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.4	–	Form of 5.250% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.5	–	Form of 5.100% Notes due 2040 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated August 17, 2010, filed on August 20, 2010, SEC File No. 001-4300).

4.6	–	Form of 1.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.7	–	Form of 3.25% Note due 2022 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.8	–	Form of 4.75% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.9	–	Form of 2.625% Notes due 2023 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

4.10	–	Form of 4.250% Notes due 2044 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

4.11	–

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

4.12	–

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

EXHIBIT NO.		DESCRIPTION

4.13	–

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

4.14	–

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

4.15	–

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

4.16	–

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

4.17	–

Deposit Agreement, dated as of July 28, 2010, between Registrants and Wells Fargo Bank, N.A., as depositary, on behalf of all holders from time to time of the receipts issued there under (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).

4.18	–

Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Exhibit A to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).

4.19	–

Senior Indenture, dated May 19, 2011, between Registrant and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Corporation (incorporated by reference to Exhibit 4.14 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

EXHIBIT NO.		DESCRIPTION

4.20	–

Senior Indenture, dated May 19, 2011, among Apache Finance Pty Ltd, Apache Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Finance Pty Ltd and the related guarantees (incorporated by reference to Exhibit 4.16 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.21	–

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

4.22	–

Form of Apache Corporation November 10, 2010 First Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.23	–

Form of Apache Corporation November 10, 2010 Second Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.24	–

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

Credit Agreement, dated August 13, 2010, among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., Bank of America, N.A. and Goldman Sachs Bank USA, as Co-Syndication Agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Banc of America Securities, LLC and Goldman Sachs Bank USA, as Co-Lead Arrangers and Joint Bookrunners, and the lenders party thereto (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 16, 2010).

10.10	–

Credit Agreement, dated August 12, 2011, among Registrant, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., Bank of America, N.A., and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 18, 2011, SEC File No. 001-4300).

10.11	–

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

10.12	–

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

EXHIBIT NO.		DESCRIPTION

10.13	–

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

†10.14	–

Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

†10.15	–

First Amendment to Apache Corporation Corporate Incentive Compensation Plan A, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.16	–

Apache Corporation Corporate Incentive Compensation Plan B (Strategic Objectives Format), dated July 16, 1998 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

†10.17	–

First Amendment to Apache Corporation Corporate Incentive Compensation Plan B, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.18	–

Apache Corporation 401(k) Savings Plan, as amended and restated, dated October 28, 2010 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2010, SEC File No. 001-4300).

†10.19	–

Amendment to Apache Corporation 401(k) Savings Plan, dated December 30, 2010, effective as of November 10, 2010, except as otherwise specified (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2010, SEC File No. 001-4300).

†10.20	–

Amendment to Apache Corporation 401(k) Savings Plan, dated August 31, 2011, effective September 1, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.21	–

Amendment to Apache Corporation 401(k) Savings Plan, dated December 19, 2011, effective January 1, 2012, except as otherwise specified (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2011, SEC File No. 001-4300).

*†10.22	–	Amendment to Apache Corporation 401(k) Savings Plan, dated November 8, 2012, effective January 1, 2012.

†10.23	–

Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated July 14, 2010, except as otherwise specified (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

†10.24	–

Amendment to Apache Corporation Non-Qualified Retirement/Savings Plan of Apache Corporation, dated December 19, 2011, effective January 1, 2012 (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report Form 10-K for year ended December 31, 2011, SEC File No. 001-4300).

*†10.25	–	Amendment to Non-Qualified Retirement/Savings Plan of Apache Corporation, dated November 8, 2012, effective January 1, 2013.

†10.26	–

Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, dated November 7, 2011, effective January 1, 2012 (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, dated December 21, 2011, Reg. No. 333-178672).

*†10.27	–	Amendment to Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, dated November 8, 2012, effective January 1, 2013.

†10.28	–

Apache Corporation 2011 Omnibus Equity Compensation Plan, effective May 5, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 11, 2011, SEC File No. 001-4300).

†10.29	–

Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated May 4, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.30	–

Apache Corporation 1998 Stock Option Plan, as amended and restated May 5, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.31	–

Apache Corporation 2000 Stock Option Plan, as amended and restated May 5, 2011 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.32	–

Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated May 4, 2011 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2011, SEC File No. 001-4300).

†10.33	–

Apache Corporation 2005 Stock Option Plan, as amended and restated May 5, 2011 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on
Form 10-Q for quarter ended March 31, 2011, Commission File No. 001-4300).

†10.34	–

Apache Corporation 2005 Share Appreciation Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 001-4300).

†10.35	–

Apache Corporation 2008 Share Appreciation Program Specifications, pursuant to Apache Corporation 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).

†10.36	–

Apache Corporation Executive Restricted Stock Plan, as amended and restated November 19, 2008 (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.37	–

Apache Corporation Income Continuance Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

*†10.38	–	Apache Corporation Deferred Delivery Plan, as amended and restated February 5, 2013.

*†10.39	–	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated February 6, 2013.

*†10.40	–	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated February 6, 2013.

†10.41	–

Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007, SEC File No. 001-4300).

†10.42	–

Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, dated May 5, 2011, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.43	–

Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, as amended and restated July 19, 2012, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, SEC File No. 001-4300).

†10.44	–

Restated Employment and Consulting Agreement, dated January 15, 2009, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 15, 2009, filed January 16, 2009, SEC File No. 001-4300).

†10.45	–

Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1990, SEC File No. 001-4300).

†10.46	–

Employment Agreement between Registrant and G. Steven Farris, dated June 6, 1988, and First Amendment, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.47	–

Amended and Restated Conditional Stock Grant Agreement, dated September 15, 2005, effective January 1, 2005, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.06 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300).

†10.48	–

Restricted Stock Unit Award Agreement, dated May 8, 2008, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008, SEC File No. 001-4300).

†10.49	–

Form of Restricted Stock Unit Award Agreement, dated February 12, 2009, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 12, 2009, filed February 18, 2009, SEC File No. 001-4300).

†10.50	–

Amendment to Restricted Stock Unit Award Agreement, dated March 7, 2011, between Registrant and John A. Crum (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report Form 8-K/A filed March 8, 2011, SEC File No. 001-4300).

†10.51	–

Resignation Agreement, dated March 7, 2011 between Registrant and John A. Crum (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K/A filed March 8, 2011, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.52	–

Form of Restricted Stock Unit Award Agreement, dated November 18, 2009, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.53	–

Form of Restricted Stock Unit Grant Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.54	–

Form of Stock Option Award Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.55	–

Form of 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.56	–

Form of First Amendment, effective May 5, 2010, to 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 11, 2010, SEC File No. 001-4300).

†10.57	–

Form of Restricted Stock Unit Award Agreement, dated January 15, 2010, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.58	–

Form of 2011 Performance Program Agreement, dated January 7, 2011, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, Roger B. Plank, Michael S. Bahorich, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2011, SEC File No. 001-4300).

†10.59	–

Restricted Stock Unit Award Agreement, dated February 9, 2011, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2011, SEC File No. 001-4300).

†10.60	–

Form of 2012 Performance Program Agreement, dated January 11, 2012, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, P. Anthony Lannie, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2012, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.61	–

Form of 2013 Performance Program Agreement, dated January 9, 2013, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2012, SEC File No. 001-4300).

*12.1	–	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

14.1	–

Code of Business Conduct, as amended and restated November 15, 2011 (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2011, SEC File No. 001-4300).

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

Dated: February 28, 2013

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

Name	Title	Date

/s/ G. STEVEN FARRIS G. Steven Farris	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 28, 2013

/s/ THOMAS P. CHAMBERS Thomas P. Chambers	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2013

/s/ REBECCA A. HOYT Rebecca A. Hoyt	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 28, 2013

Name	Title	Date

/s/ RANDOLPH M. FERLIC	Director	February 28, 2013
Randolph M. Ferlic

/s/ EUGENE C. FIEDOREK	Director	February 28, 2013
Eugene C. Fiedorek

/s/ A.D. FRAZIER, JR.	Director	February 28, 2013
A. D. Frazier, Jr.

/s/ PATRICIA ALBJERG GRAHAM	Director	February 28, 2013
Patricia Albjerg Graham

/s/ SCOTT D. JOSEY	Director	February 28, 2013
Scott D. Josey

/s/ CHANSOO JOUNG	Director	February 28, 2013
Chansoo Joung

/s/ JOHN A. KOCUR	Director	February 28, 2013
John A. Kocur

/s/ GEORGE D. LAWRENCE	Director	February 28, 2013
George D. Lawrence

/s/ WILLIAM C. MONTGOMERY	Director	February 28, 2013
William C. Montgomery

/s/ RODMAN D. PATTON	Director	February 28, 2013
Rodman D. Patton

/s/ CHARLES J. PITMAN	Director	February 28, 2013
Charles J. Pitman

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apache Corporation:

We have audited the accompanying consolidated balance sheets of Apache Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apache Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apache Corporation:

We have audited Apache Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apache Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apache Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apache Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Apache Corporation and subsidiaries, and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 28, 2013

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2012	2011	2010
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$16,947	$16,810	$12,183
Other	131	78	(91)

	17,078	16,888	12,092

OPERATING EXPENSES:
Depreciation, depletion, and amortization:
Recurring	5,183	4,095	3,083
Additional	1,926	109	—
Asset retirement obligation accretion	232	154	111
Lease operating expenses	2,968	2,605	2,032
Gathering and transportation	303	296	178
Taxes other than income	862	899	690
General and administrative	531	459	380
Merger, acquisitions & transition	31	20	183
Financing costs, net	165	158	229

	12,201	8,795	6,886

INCOME BEFORE INCOME TAXES	4,877	8,093	5,206
Current income tax provision	2,199	2,263	1,222
Deferred income tax provision	677	1,246	952

NET INCOME	2,001	4,584	3,032
Preferred stock dividends	76	76	32

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,925	$4,508	$3,000

NET INCOME PER COMMON SHARE:
Basic	$4.95	$11.75	$8.53
Diluted	$4.92	$11.47	$8.46

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	389	384	352
Diluted	391	400	359

DIVIDENDS DECLARED PER COMMON SHARE	$0.68	$0.60	$0.60

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
NET INCOME	$2,001	$4,584	$3,032

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and postretirement benefit plan, net of tax	(2)	(1)	(2)
Commodity cash flow hedge activity, net of tax:
Reclassification of (gain) loss on settled derivative instruments	(199)	19	(106)
Change in fair value of derivative instruments	79	115	256
Derivative hedge ineffectiveness reclassified into earnings	—	(1)	1

	(122)	132	149

COMPREHENSIVE INCOME	1,879	4,716	3,181
Preferred stock dividends	76	76	32

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$1,803	$4,640	$3,149

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,001	$4,584	$3,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	7,109	4,204	3,083
Asset retirement obligation accretion	232	154	111
Provision for deferred income taxes	677	1,246	952
Other	226	46	190
Changes in operating assets and liabilities:
Receivables	12	(759)	(496)
Inventories	(59)	(37)	35
Drilling advances	(343)	26	(28)
Deferred charges and other	61	27	(141)
Accounts payable	(100)	241	214
Accrued expenses	(1,142)	90	(309)
Deferred credits and noncurrent liabilities	(170)	131	83

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,504	9,953	6,726

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(8,781)	(6,414)	(4,407)
Additions to gas gathering, transmission, and processing facilities	(750)	(664)	(515)
Acquisition of Cordillera Energy Partners III, LLC	(2,666)	—	—
Acquisition of Yara Pilbara Holdings Pty Limited	(439)	—	—
Acquisition of Devon properties	—	—	(1,018)
Acquisition of BP properties and facilities	—	—	(6,429)
Mariner Energy, Inc. merger	—	—	(787)
Acquisition of Mobil North Sea Limited	—	(1,246)	—
Acquisitions, other	(252)	(567)	(126)
Proceeds from sale of oil and gas properties	27	422	—
Other, net	(563)	(176)	(121)

NET CASH USED IN INVESTING ACTIVITIES	(13,424)	(8,645)	(13,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility and bank notes, net	549	(925)	(32)
Fixed rate debt borrowings	4,978	—	2,470
Payments on fixed rate debt	(400)	—	(1,023)
Proceeds from issuance of common stock	—	—	2,258
Proceeds from issuance of mandatory convertible preferred stock	—	—	1,227
Dividends paid	(332)	(306)	(226)
Other	(10)	84	89

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,785	(1,147)	4,763

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(135)	161	(1,914)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	295	134	2,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160	$295	$134

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$146	$156	$187
Income taxes paid, net of refunds	2,590	1,686	1,170

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2012	2011
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160	$295
Receivables, net of allowance	3,086	3,079
Inventories	908	655
Drilling advances	584	229
Derivative instruments	31	304
Prepaid assets and other	193	241

	4,962	4,803

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	78,383	67,805
Unproved properties and properties under development, not being amortized	8,754	5,530
Gathering, transmission, and processing facilities	5,955	5,175
Other	1,055	709

	94,147	79,219
Less: Accumulated depreciation, depletion, and amortization	(40,867)	(33,771)

	53,280	45,448

OTHER ASSETS:
Goodwill	1,289	1,114
Deferred charges and other	1,206	686

	$60,737	$52,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,092	$1,048
Current debt	990	431
Current asset retirement obligation	478	447
Derivative instruments	116	113
Other current liabilities	2,860	2,924

	5,536	4,963

LONG-TERM DEBT	11,355	6,785

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	8,024	7,197
Asset retirement obligation	4,100	3,440
Other	391	673

	12,515	11,310

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, 6% Cumulative Mandatory Convertible, Series D, $1,000 per share liquidation preference, 1,265,000 shares issued and outstanding	1,227	1,227
Common stock, $0.625 par, 860,000,000 shares authorized, 392,712,245 and 385,249,885 shares issued, respectively	245	241
Paid-in capital	9,859	9,066
Retained earnings	20,161	18,500
Treasury stock, at cost, 1,071,475 and 1,132,242 shares, respectively	(30)	(32)
Accumulated other comprehensive loss	(131)	(9)

	31,331	28,993

	$60,737	$52,051

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

	Series D Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
	(In millions)
BALANCE AT DECEMBER 31, 2009	$—	$215	$4,634	$11,437	$(217)	$(290)	$15,779
Net income	—	—	—	3,032	—	—	3,032
Postretirement, net of tax expense of $2	—	—	—	—	—	(2)	(2)
Commodity hedges, net of tax expense of $62	—	—	—	—	—	151	151
Dividends:
Preferred	—	—	—	(32)	—	—	(32)
Common ($0.60 per share)	—	—	—	(214)	—	—	(214)
Mandatory convertible preferred stock issued	1,227	—	—	—	—	—	1,227
Common stock issuance	—	24	3,969	—	170	—	4,163
Common stock activity, net	—	1	26	—	—	—	27
Treasury stock activity, net	—	—	1	—	11	—	12
Compensation expense	—	—	225	—	—	—	225
Other	—	—	9	—	—	—	9

BALANCE AT DECEMBER 31, 2010	$1,227	$240	$8,864	$14,223	$(36)	$(141)	$24,377
Net income	—	—	—	4,584	—	—	4,584
Postretirement, net of tax benefit of $7	—	—	—	—	—	(1)	(1)
Commodity hedges, net of tax expense of $66	—	—	—	—	—	133	133
Dividends:
Preferred	—	—	—	(76)	—	—	(76)
Common ($0.60 per share)	—	—	—	(231)	—	—	(231)
Common stock activity, net	—	1	35	—	—	—	36
Treasury stock activity, net	—	—	2	—	4	—	6
Compensation expense	—	—	167	—	—	—	167
Other	—	—	(2)	—	—	—	(2)

BALANCE AT DECEMBER 31, 2011	$1,227	$241	$9,066	$18,500	$(32)	$(9)	$28,993
Net income	—	—	—	2,001	—	—	2,001
Postretirement, net of income tax benefit of $5	—	—	—	—	—	(2)	(2)
Commodity hedges, net of tax benefit of $35	—	—	—	—	—	(120)	(120)
Dividends:
Preferred	—	—	—	(76)	—	—	(76)
Common ($0.68 per share)	—	—	—	(264)	—	—	(264)
Common shares issued	—	3	598	—	—	—	601
Common stock activity, net	—	1	(44)	—	—	—	(43)
Treasury stock activity, net	—	—	1	—	2	—	3
Compensation expense	—	—	238	—	—	—	238

BALANCE AT DECEMBER 31, 2012	$1,227	$245	$9,859	$20,161	$(30)	$(131)	$31,331

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Apache Corporation (Apache or the Company) is an oil and gas exploration and production company with operations in six countries: the United States (U.S.), Canada, Egypt, the United Kingdom (U.K.) North Sea, Australia, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies used by Apache and its subsidiaries reflect industry practices and conform to accounting principles generally accepted in the U.S. (GAAP). Certain reclassifications have been made to prior periods to conform to current-year presentation. Significant policies are discussed below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Apache and its subsidiaries after elimination of intercompany balances and transactions. The Company’s interest in oil and gas exploration and production ventures and partnerships are proportionately consolidated. The Company consolidates all other investments in which the Company, either through direct or indirect ownership, has more than a 50-percent voting interest.

Use of Estimates

Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Apache evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates made in preparing these financial statements include the fair value determination of acquired assets and liabilities (see Note 2 — Acquisitions and Divestitures), the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom (see Note 14 — Supplemental Oil and Gas Disclosures), the assessment of asset retirement obligations (see Note 5 — Asset Retirement Obligation), and the valuation of income taxes (see Note 7 — Income Taxes).

Fair Value Measurements

Certain assets and liabilities are reported at fair value on a recurring basis in Apache’s consolidated balance sheet. Accounting Standards Codification (ASC) 820-10-35 provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.

The valuation techniques that may be used to measure fair value include a market approach, an income approach, and a cost approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. An income approach uses valuation

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

techniques to convert future amounts to a single present amount based on current market expectations, including present value techniques, option-pricing models, and the excess earnings method. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Fair value measurements are presented in further detail in Note 3 — Derivative Instruments, Hedging Activities, Note 6 — Debt, and Note 9 — Retirement and Deferred Compensation Plans.

Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2012 and 2011, Apache had $160 million and $295 million, respectively, of cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for uncollectible accounts. The carrying amount of Apache’s accounts receivable approximates fair value because of the short-term nature of the instruments. The Company routinely assesses the collectability of all material trade and other receivables. Many of Apache’s receivables are from joint interest owners on properties Apache operates. The Company may have the ability to withhold future revenue disbursements to recover any non-payment of these joint interest billings. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2012 and 2011, the Company had an allowance for doubtful accounts of $82 million and $58 million, respectively.

Inventories

Inventories consist principally of tubular goods and equipment, stated at weighted-average cost, and oil produced but not sold, stated at the lower of cost or market.

Property and Equipment

The carrying value of Apache’s property and equipment represents the cost incurred to acquire the property and equipment, including capitalized interest. Interest costs incurred in connection with qualifying capital expenditures are capitalized and amortized in concurrence with the related assets. For business combinations, property and equipment cost is based on the fair values at the acquisition date.

Oil and Gas Property

The Company follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, including salaries, benefits, and other internal costs directly identified with these activities, and oil and gas property acquisitions are capitalized. All costs related to production, general corporate overhead, or similar activities are expensed as incurred. Apache capitalized $404 million, $335 million, and $321 million of internal costs in 2012, 2011, and 2010, respectively.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proved properties are amortized on a country-by-country basis using the units of production method (UOP). The UOP calculation, in its simplest terms, multiplies the percentage of estimated proved reserves produced each quarter by the cost of those reserves. The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion and amortization (DD&A), estimated future development costs (future costs to access and develop proved reserves), and asset retirement costs, less related salvage value.

The cost of unproved properties and properties under development are excluded from the amortization calculation until it is determined whether or not proved reserves can be assigned to such properties or until development projects are placed in service. Geological and geophysical costs not associated with specific properties are recorded to proved property immediately. Unproved properties and properties under development are reviewed for impairment at least quarterly. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan and political, economic and market conditions. In 2012, Apache’s statement of consolidated operations includes additional DD&A of $28 million related to exiting operations in New Zealand and $15 million of seismic costs incurred in countries where it has no established presence. In 2011, Apache recorded additional DD&A of $60 million related to exiting operations in Chile and $49 million of seismic costs incurred in countries where it has no established presence.

Under the full-cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for cash flow hedges. Future cash outflows associated with settling accrued asset retirement obligations are excluded from the calculation. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. See Note 14 — Supplemental Oil and Gas Disclosures for a discussion of the calculation of estimated future net cash flows.

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. During 2012, the Company recorded a $1.9 billion ($1.4 billion net of tax) non-cash write-down of the carrying value of the Company’s Canadian proved oil and gas properties. Excluding the effects of cash flow hedges in calculating the ceiling limitation, the write-down for the full year would have been higher by $135 million ($101 million net of tax). As of December 31, 2011 and 2010, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated. Cash flow hedges did not materially affect the 2011 or 2010 calculations.

Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized in income.

Gathering, Transmission, and Processing Facilities

Gathering, transmission, and processing facilities totaled $6.0 billion and $5.2 billion at December 31, 2012 and 2011, respectively. The Company assesses the carrying amount of its gathering, transmission, and processing facilities whenever events or changes in circumstances indicate that their carrying amount may not be

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverable. If the carrying amount of these facilities is less than the sum of the undiscounted cash flows, an impairment loss is recognized for the excess of the carrying value over its fair value. No impairment of gathering, transmission, and processing facilities was recognized during 2012, 2011, or 2010.

Gathering, transmission, and processing facilities, buildings, and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to 25 years. Accumulated depreciation for these assets totaled $1.9 billion and $1.5 billion at December 31, 2012 and 2011, respectively.

Asset Retirement Costs and Obligations

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

Goodwill

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. The Company assesses the carrying amount of goodwill by testing for impairment annually and when impairment indicators arise. Goodwill totaled $1.3 billion and $1.1 billion at December 31, 2012 and 2011, respectively. Goodwill of $173 million was booked in the U.S. during 2012 as a result of the acquisition of Cordillera Energy Partners III, LLC, as discussed in Note 2 — Acquisitions and Divestitures. As of December 31, 2012 and 2011, $1.0 billion and $843 million was recorded in the U.S. and $84 million and $82 million in the North Sea, respectively. As of December 31, 2012 and 2011, $103 million and $86 million were recorded in Canada and Egypt, respectively. Each country was assessed as a reporting unit, and no impairment of goodwill was recognized during 2012, 2011, or 2010.

Accounts Payable

Included in accounts payable at December 31, 2012 and 2011, are liabilities of approximately $255 million and $207 million, respectively, representing the amount by which checks issued but not presented to the Company’s banks for collection exceeded balances in applicable bank accounts.

Commitments and Contingencies

Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

Revenue Recognition and Imbalances

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Cash received relating to future revenues is deferred and recognized when all revenue recognition criteria are met.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Apache markets its own U.S. natural gas production. Since the Company’s production fluctuates because of operational issues, it is occasionally necessary to purchase third-party gas to fulfill sales obligations and commitments. Both the costs and sales proceeds of this third-party gas are reported on a net basis in oil and gas production revenues. The costs of third-party gas netted against the related sales proceeds totaled $27 million, $28 million, and $33 million, for 2012, 2011, and 2010, respectively.

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

Derivative Instruments and Hedging Activities

Apache periodically enters into derivative contracts to manage its exposure to commodity price risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps, or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

Apache accounts for its derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging,” which requires that all derivative instruments, other than those that meet the normal purchases and sales exception, be recorded on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred in other comprehensive income. Realized gains and losses from the Company’s oil and gas cash flow hedges, including terminated contracts, are generally recognized in oil and gas production revenues when the forecasted transaction occurs. Gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting are reported in current-period income as “Other” under “Revenues and Other” in the statement of consolidated operations. If at any time the likelihood of occurrence of a hedged forecasted transaction ceases to be “probable,” hedge accounting treatment will cease on a prospective basis, and all future changes in the fair value of the derivative will be recognized directly in earnings. Amounts recorded in other comprehensive income prior to the change in the likelihood of occurrence of the forecasted transaction will remain in other comprehensive income until such time as the forecasted transaction impacts earnings. If it becomes probable that the original forecasted production will not occur, then the derivative gain or loss would be reclassified from accumulated other comprehensive income into earnings immediately. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, and any ineffectiveness is immediately reported as “Other” under “Revenues and Other” in the statement of consolidated operations.

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

The Company accounts for foreign currency gains and losses in accordance with ASC Topic 830, “Foreign Currency Matters.” Foreign currency transaction gains and losses related to current taxes payable and deferred tax liabilities are recorded as components of the provision for income taxes. In 2012, the Company recorded a net tax expense of $16 million, including a current tax expense of $26 million and deferred tax benefit of $10 million. Included in deferred tax benefit for 2012 is approximately $11 million of tax benefit attributable to realized foreign currency transactions. In 2011, the Company recorded a net tax benefit of $66 million, including a current tax expense of $1 million and deferred tax benefit of $67 million. Included in deferred tax benefit for 2011 is approximately $6 million of tax expense attributable to realized foreign currency transactions. In 2010, the Company recorded net tax expense of $111 million, including a current tax expense of $2 million and deferred tax expense of $109 million. Included in deferred tax expense for 2010 is approximately $57 million of tax expense attributable to realized foreign currency transactions. For further discussion, see Note 7 — Income Taxes. All other foreign currency transaction gains and losses are reflected in “Other” under Revenues and Other in the statement of consolidated operations. The Company’s other foreign currency gains and losses netted to a gain in 2012 and 2011 of $24 million and $4 million, respectively, and a loss of $39 million in 2010.

Insurance Coverage

The Company recognizes an insurance receivable when collection of the receivable is deemed probable. Any recognition of an insurance receivable is recorded by crediting and offsetting the original charge. Any differential arising between insurance recoveries and insurance receivables is recorded as a capitalized cost or as an expense, consistent with its original treatment.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718, “Compensation — Stock Compensation.” The Company grants various types of stock-based awards including stock options, nonvested restricted stock units, and performance-based awards. Additionally, the Company also grants cash-based stock appreciation rights. These plans and related accounting policies are defined and described more fully in Note 10 — Capital Stock. Stock compensation awards granted are valued on the date of grant and are expensed, net of estimated forfeitures, over the required service period.

ASC Topic 718 also requires that benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows. The Company classified $4 million, $32 million, and $28 million as financing cash inflows in 2012, 2011, and 2010, respectively.

Treasury Stock

The Company follows the weighted-average-cost method of accounting for treasury stock transactions.

New Pronouncements Issued But Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, which increases disclosures about offsetting assets and liabilities. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (IFRS) related to the offsetting of financial instruments. The existing U.S. GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. ASU No. 2013-01, released in January 2013, offers clarification on the scope of ASU No. 2011-11 as it applies to derivatives accounted for in accordance with Topic 815. The guidance in ASU No. 2011-11 and No. 2013-01 is effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures should be applied retrospectively for all prior periods presented. The Company does not expect the adoption of this amendment to impact its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, which requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). The ASU also requires companies to report changes in AOCI balances. The guidance in ASU No. 2013-02 is effective for annual and interim periods beginning after December 15, 2012. The Company does not expect the adoption of this amendment to impact its consolidated financial statements.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    ACQUISITIONS AND DIVESTITURES

2012 Activity

Cordillera Energy Partners III, LLC Acquisition

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

Apache issued 6,272,667 shares of common stock and paid approximately $2.7 billion of cash to the sellers as consideration for the transaction. The cash paid at closing was funded with a portion of the proceeds from the Company’s April 2012 public note offering. For further discussion of this equity issuance, please see Note 10 — Capital Stock of this Form 10-K. For further discussion of the note offering, please see Note 6 — Debt and Financing Costs of this Form 10-K.

The transaction was accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the final estimates of the assets acquired and liabilities assumed in the acquisition.

(In millions)
Current assets	$39
Proved properties	1,040
Unproved properties	2,299
Gathering, transmission, and processing facilities	1
Goodwill(1)	173
Deferred tax asset	64

Total assets acquired	$3,616

Current liabilities	88
Deferred income tax liabilities	237
Other long-term obligations	5

Total liabilities assumed	$330

Net assets acquired	$3,286

(1)

Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from assets acquired that could not be individually identified and separately recognized. Goodwill is not deductible for tax purposes.

Yara Pilbara Holdings Pty Limited Acquisition

On January 31, 2012, a subsidiary of Apache Energy Limited completed the acquisition of a 49-percent interest in Yara Pilbara Holdings Pty Limited (YPHPL, formerly Burrup Holdings Limited) for $439 million, including working capital adjustments. The transaction was funded with debt. YPHPL is the owner of an ammonia plant on the Burrup Peninsula of Western Australia. Apache has supplied gas to the plant since operations commenced in 2006. Yara Australia Pty Ltd (Yara) owns the remaining 51 percent of YPHPL and operates the plant. In addition, Apache also acquired an interest in a planned technical ammonia nitrate plant to

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be developed with Yara and Orica Limited. The investment in YPHPL is accounted for under the equity method of accounting, with the balance recorded as a component of “Deferred charges and other” in Apache’s consolidated balance sheet and results of operations recorded as a component of “Other” under “Revenues and Other” in the Company’s statement of consolidated operations.

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

The transaction was accounted for using the acquisition method of accounting. The following table summarizes the final estimates of the assets acquired and liabilities assumed in the acquisition.

(In millions)
Current assets	$219
Proved properties	2,341
Unproved properties	476
Gathering, transmission, and processing facilities	338
Goodwill(1)	84

Total assets acquired	$3,458

Current liabilities	148
Asset retirement obligation	517
Deferred income tax liabilities	1,546
Other long-term obligations	1

Total liabilities assumed	$2,212

Net assets acquired	$1,246

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Mariner Energy, Inc. Merger

In November 2010, Apache acquired Mariner Energy, Inc. (Mariner), an independent exploration and production company, in a stock and cash transaction totaling $2.7 billion and assumed approximately $1.7 billion of Mariner’s debt. Mariner’s oil and gas properties are primarily located in the Gulf of Mexico deepwater and shelf, the Permian Basin, and onshore in the Gulf Coast region. The transaction was accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. There were no significant changes to the purchase price subsequent to completion of the acquisition.

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

The following table presents pro forma information for Apache as if the acquisition of properties from Devon and BP and the Mariner merger occurred on January 1, 2010:

For the Year Ended December 31, 2010
(In millions, except per share amounts)
Revenues and Other	$13,780

Net Income (Loss)	$3,364
Preferred Stock Dividends	76

Income (Loss) Attributable to Common Stock	$3,288

Net Income (Loss) per Common Share — Basic	$8.62

Net Income (Loss) per Common Share — Diluted	$8.52

The historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the acquisitions and merger and are factually supportable. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been had the acquisitions and merger been completed on January 1, 2010. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company. The unaudited pro forma consolidated results reflect the following pro forma adjustments:

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

Merger, Acquisitions & Transition Expenses

In 2012, Apache recorded $31 million of expenses reflecting additional costs related to our 2011 acquisition of Mobil North Sea Limited and expenses associated with our 2012 acquisition of Cordillera. In 2011, Apache recorded $20 million of expenses primarily for separation and other costs related to the Mariner merger and the acquisition of Mobil North Sea. In 2010, the Company recorded $183 million of expenses in connection with the acquisition of properties from BP and the Mariner merger: $114 million of separation and other costs; $42 million of investment banking fees; and $27 million of other expenses related to the transactions.

3.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Objectives and Strategies

The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production. Apache manages the variability in its cash flows by occasionally entering into derivative transactions on a portion of its crude oil and natural gas production. The Company utilizes various types of derivative financial instruments, including swaps and options, to manage fluctuations in cash flows resulting from changes in commodity prices.

Counterparty Risk

The use of derivative instruments exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

institutions, for its derivative transactions. As of December 31, 2012, Apache had derivative positions with 15 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

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

Derivative Instruments

As of December 31, 2012, Apache had the following open crude oil derivative positions:

	Fixed-Price Swaps		Collars
Production Period	Mbbls(2)	Weighted Average Fixed Price(1)	Mbbls(2)	Weighted Average Floor Price(1)	Weighted Average Ceiling Price(1)
2013	40,292	$97.31	5,701	$82.84	$111.63
2014	76	74.50	—	—	—

(1)

Crude oil prices represent a weighted average of several contracts entered into on a per-barrel basis. Crude oil contracts are primarily settled against NYMEX WTI Cushing Index and Platts Dated Brent. Approximately 50 percent of 2013 contracts are settled against Dated Brent.

(2)

For 2013, fixed-price swaps of 38,320 Mbbls have not been designated as cash flow hedges, and changes in fair value are reflected directly in earnings. All other derivative positions have been designated as cash flow hedges.

As of December 31, 2012, Apache had the following open natural gas derivative positions which have all been designated as cash flow hedges:

	Fixed-Price Swaps		Collars
Production Period	MMBtu (in 000’s)	Weighted Average Fixed Price(1)	MMBtu (in 000’s)	Weighted Average Floor Price(1)	Weighted Average Ceiling Price(1)
2013	10,095	$6.74	6,825	$5.35	$6.67
2014	1,295	$6.72	—	$—	$—

(1)	U.S. natural gas prices represent a weighted average of several contracts entered into on a per-million British thermal units (MMBtu) basis and are settled against NYMEX Henry Hub.

Fair Value Measurements

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
December 31, 2012
Assets:
Commodity Derivative Instruments	$—	$48	$—	$48	$(15)	$33
Liabilities:
Commodity Derivative Instruments	—	131	—	131	(15)	116
December 31, 2011
Assets:
Commodity Derivative Instruments	$—	$428	$—	$428	$(96)	$332
Liabilities:
Commodity Derivative Instruments	—	250	—	250	(96)	154

(1)	The derivative fair values are based on analysis of each contract on a gross basis, even where the legal right of offset exists.

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

	December 31, 2012	December 31, 2011
	(In millions)
Current Assets: Derivative instruments	$31	$304
Other Assets: Deferred charges and other	2	28

Total Assets	$33	$332

Current Liabilities: Derivative instruments	$116	$113
Noncurrent Liabilities: Other	—	41

Total Liabilities	$116	$154

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Activity Recorded in Statement of Consolidated Operations

The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	Gain (Loss) on Derivatives Recognized in Income	For the Year Ended December 31,
		2012	2011	2010
		(In millions)
Gain (loss) on cash flow hedges reclassified from accumulated other comprehensive loss	Oil and Gas Production Revenues	$268	$(13)	$165
Gain (loss) for ineffectiveness on cash flow hedges	Revenues and Other: Other	$—	$2	$(2)
Loss on derivatives not designated as cash flow hedges	Revenues and Other: Other	$(79)	$—	$—

Derivative Activity in Accumulated Other Comprehensive Income (Loss)

As of December 31, 2012, a portion of the Company’s derivative instruments were designated as cash flow hedges in accordance with ASC Topic 815. A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders’ equity related to Apache’s cash flow hedges is presented in the table below:

	For the Year Ended December 31,
	2012		2011		2010
	Before tax	After tax	Before tax	After tax	Before tax	After tax
	(In millions)
Unrealized gain (loss) on derivatives at beginning of year	$145	$114	$(54)	$(19)	$(267)	$(170)
Realized amounts reclassified into earnings	(268)	(199)	13	19	(165)	(106)
Net change in derivative fair value	113	79	188	115	376	256
Ineffectiveness reclassified into earnings	—	—	(2)	(1)	2	1

Unrealized gain (loss) on derivatives at end of period	$(10)	$(6)	$145	$114	$(54)	$(19)

Gains and losses on existing hedges will be realized in future earnings through mid-2014, in the same period as the related sales of natural gas and crude oil production. Included in accumulated other comprehensive loss as of December 31, 2012, is a net loss of approximately $12 million ($7 million after tax) that applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    OTHER CURRENT LIABILITIES

The following table provides detail of the Company’s other current liabilities at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(In millions)
Accrued operating expenses	$211	$221
Accrued exploration and development	1,792	1,430
Accrued compensation and benefits	198	180
Accrued interest	160	135
Accrued income taxes	297	533
Accrued U.K. Petroleum Revenue Tax	53	284
Other	149	141

Total Other current liabilities	$2,860	$2,924

5.    ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the years ended December 31, 2012 and 2011:

	2012	2011
	(In millions)
Asset retirement obligation at beginning of year	$3,887	$2,872
Liabilities incurred	592	419
Liabilities acquired	72	592
Liabilities settled	(550)	(549)
Accretion expense	232	154
Revisions in estimated liabilities	345	399

Asset retirement obligation at end of year	4,578	3,887
Less current portion	(478)	(447)

Asset retirement obligation, long-term	$4,100	$3,440

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

During 2012, the company recorded $592 million in abandonment liabilities resulting from Apache’s active exploration and development capital program. An additional $72 million of abandonment obligations were recognized on properties acquired during the year. An additional $345 million of abandonment costs were recognized for upward revisions to prior-year estimates of timing and costs, particularly in Australia and Canada.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities settled primarily relate to individual properties, platforms, and facilities plugged and abandoned during the period. Apache continues to have an active abandonment program that is focused in the U.S. Gulf of Mexico and Canada. The Company’s level of abandonment activity is expected to continue, and $478 million has been recorded as a current liability to reflect our estimated expenditures over the next 12 months.

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

In December 2012 the Company issued $1.2 billion principal amount of senior unsecured 2.625-percent notes maturing January 15, 2023 and $800 million principal amount of senior unsecured 4.25-percent notes maturing January 15, 2044. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The Company used the proceeds to repay commercial paper borrowings and for general corporate purposes.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the carrying value of the Company’s debt at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In millions)
U.S.:
Money market lines of credit	$13	$—
Commercial paper	489	—
6.25% notes due 2012(1)	—	400
5.25% notes due 2013(1)	500	500
6.0% notes due 2013(1)	400	400
5.625% notes due 2017(1)	500	500
1.75% notes due 2017(1)	400	—
6.9% notes due 2018(1)	400	400
7.0% notes due 2018	150	150
7.625% notes due 2019	150	150
3.625% notes due 2021(1)	500	500
3.25% notes due 2022(1)	1,100	—
2.625% notes due 2023(1)	1,200	—
7.7% notes due 2026	100	100
7.95% notes due 2026	180	180
6.0% notes due 2037(1)	1,000	1,000
5.1% notes due 2040(1)	1,500	1,500
5.25% notes due 2042(1)	500	500
4.75% notes due 2043(1)	1,500	—
4.25% notes due 2044(1)	800	—
7.375% debentures due 2047	150	150
7.625% debentures due 2096	150	150

	11,682	6,580

Subsidiary and other obligations:
Argentina overdraft lines of credit	69	31
Canada lines of credit	9	—
Apache Finance Canada 4.375% notes due 2015(1)	350	350
Notes due in 2016 and 2017	1	1
Apache Finance Canada 7.75% notes due 2029	300	300

	729	682

Debt before unamortized discount	12,411	7,262
Unamortized discount	(66)	(46)

Total debt	$12,345	$7,216

Current maturities	$(990)	$(431)

Long-term debt	$11,355	$6,785

(1)	These notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The remaining notes and debentures are not redeemable.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt maturities as of December 31, 2012, excluding discounts, are as follows:

(In millions)
2013	$991
2014	—
2015	350
2016	1
2017	1,389
Thereafter	9,680

Total Debt, excluding discounts	$12,411

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

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Money market lines of credit	$91	$91	$31	$31
Commercial paper	489	489	—	—
Notes and debentures	11,765	13,340	7,185	8,673

Total Debt	$12,345	$13,920	$7,216	$8,704

Money Market and Overdraft Lines of Credit

The Company has certain uncommitted money market and overdraft lines of credit that are used from time to time for working capital purposes. As of December 31, 2012, $91 million was drawn on facilities in the U.S., Argentina, and Canada. As of December 31, 2011, $31 million was drawn on facilities in Argentina.

Unsecured Committed Bank Credit Facilities

As of December 31, 2012, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2017. The facilities consist of a $1.7 billion facility and a $1.0 billion facility for the U.S., a $300 million facility in Australia, and a $300 million facility in Canada. As of December 31, 2012, available borrowing capacity under the Company’s credit facilities was $2.8 billion. The committed credit facilities are used to support Apache’s commercial paper program.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the Company’s option, the interest rate for the facilities is based on a base rate, as defined, or the London Inter-bank Offered Rate (LIBOR) plus a margin determined by the Company’s senior long-term debt rating. The $1.7 billion credit facility also allows the Company to borrow under competitive auctions.

At December 31, 2012, the margin over LIBOR for committed loans was 0.875 percent on the $1.0 billion U.S. credit facility and 0.90 percent on each of the $1.7 billion U.S. credit facility, the $300 million Australian credit facility, and the $300 million Canadian credit facility. The Company also pays quarterly facility fees of 0.125 percent on the total amount of the $1.0 billion U.S. facility and 0.10 percent on the total amount of the other three facilities. The facility fees vary based upon the Company’s senior long-term debt rating.

The financial covenants of the credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. At December 31, 2012, the Company’s debt-to-capitalization ratio was 28 percent.

The negative covenants include restrictions on the Company’s ability to create liens and security interests on its assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens, and liens arising as a matter of law, such as tax and mechanics’ liens. The Company may incur liens on assets located in the U.S. and Canada of up to 5 percent of the Company’s consolidated assets, or approximately $3.0 billion as of December 31, 2012. There are no restrictions on incurring liens in countries other than the U.S. and Canada. There are also restrictions on Apache’s ability to merge with another entity, unless the Company is the surviving entity, and a restriction on its ability to guarantee debt of entities not within its consolidated group.

There are no clauses in the facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The credit facility agreements do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payments and terminate lending commitments if Apache Corporation, or any of its U.S. or Canadian subsidiaries, defaults on any direct payment obligation in excess of the stated thresholds noted in the agreements or has any unpaid, non-appealable judgment against it in excess of the stated thresholds noted in the agreements.

The Company was in compliance with the terms of the credit facilities as of December 31, 2012.

Commercial Paper Program

In June 2012, the Company increased the size of its commercial paper program from $2.95 billion to $3.0 billion. This program generally enables Apache to borrow funds for up to 270 days at competitive interest rates. Apache’s 2012 weighted-average interest rate for commercial paper was 0.43 percent. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s committed credit facilities are available as a 100-percent backstop. The commercial paper program is fully supported by available borrowing capacity under committed credit facilities, which expire in 2016 and 2017. As of December 31, 2012, the Company had $489 million in commercial paper outstanding. There was no outstanding commercial paper at December 31, 2011.

Subsidiary Notes — Apache Finance Canada

Apache Finance Canada Corporation (Apache Finance Canada) has approximately $300 million of publicly-traded notes due in 2029 and an additional $350 million of publicly traded notes due in 2015 that are fully and unconditionally guaranteed by Apache.

For further discussion of subsidiary debt, please see Note 16 — Supplemental Guarantor Information.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financing Costs, Net

Financing costs incurred during the periods are composed of the following:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Interest expense	$509	$433	$345
Amortization of deferred loan costs	7	5	17
Capitalized interest	(334)	(263)	(120)
Interest income	(17)	(17)	(13)

Financing costs, net	$165	$158	$229

The Company has $66 million of debt discounts as of December 31, 2012, which will be charged to interest expense over the life of the related debt issuances. Discount amortization of $3 million, $2 million, and $2 million were recorded as interest expense in 2012, 2011, and 2010, respectively.

As of December 31, 2012 and 2011, the Company had approximately $118 million and $48 million, respectively, of unamortized deferred loan costs associated with its various debt obligations. These costs are included in deferred charges and other in the accompanying consolidated balance sheet and are being charged to financing costs and expensed over the life of the related debt issuances.

7.    INCOME TAXES

Income before income taxes is composed of the following:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
U.S.	$1,605	$2,373	$1,328
Foreign	3,272	5,720	3,878

Total	$4,877	$8,093	$5,206

The total provision for income taxes consists of the following:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Current taxes:
Federal	$(150)	$64	$25
State	—	2	4
Foreign	2,349	2,197	1,193

	2,199	2,263	1,222

Deferred taxes:
Federal	596	656	431
State	10	17	7
Foreign	71	573	514

	677	1,246	952

Total	$2,876	$3,509	$2,174

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the tax on the Company’s income before income taxes and total tax expense is shown below:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Income tax expense at U.S. statutory rate	$1,707	$2,833	$1,822
State income tax, less federal benefit	6	12	6
Taxes related to foreign operations	773	568	245
Tax credits	(4)	(15)	(8)
Non-deductible merger costs	—	—	6
Current and deferred taxes related to currency fluctuations	16	(66)	111
Increase in U.K. tax rate	118	218	—
Net change in tax contingencies	(115)	(6)	(2)
Increase in valuation allowance	355	8	12
All other, net	20	(43)	(18)

	$2,876	$3,509	$2,174

The net deferred tax liability consists of the following:

	December 31,
	2012	2011
	(In millions)
Deferred tax assets:
Deferred income	$(33)	$(89)
Federal and state net operating loss carryforwards	(932)	(236)
Foreign net operating loss carryforwards	(61)	(55)
Tax credits	(78)	(66)
Accrued expenses and liabilities	(2)	(90)

Total deferred tax assets	(1,106)	(536)
Valuation allowance	419	60

Net deferred tax assets	(687)	(476)

Deferred tax liabilities:
Other	23	21
Depreciation, depletion and amortization	8,536	7,443

Total deferred tax liabilities	8,559	7,464

Net deferred income tax liability	$7,872	$6,988

The Company has recorded a valuation allowance against the net deferred tax asset in Canada. The deferred tax position in Canada changed from a net deferred tax liability as of December 31, 2011 to a net deferred tax asset as of December 31, 2012 on $1.9 billion in non-cash ceiling test write-downs. The Company has assessed the realizability of the net deferred tax asset in Canada and has concluded that it is more likely than not that the net deferred tax asset in Canada will not be realized based on current economic conditions.

The Company has not recorded U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries, as management intends to permanently reinvest such earnings. As of December 31, 2012, the

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undistributed earnings of the foreign subsidiaries amounted to approximately $15.9 billion. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated.

On December 31, 2012, the Company had net operating losses as follows:

	December 31, 2012
	Amount	Expiration
	(In millions)
Net operating losses:
U.S. — Federal	$2,393	2027
U.S. — State	1,648	Various
Canada	6	2014
Australia	94	Indefinite
Argentina	55	2013

The Company has a federal net operating loss carryforward of $2.4 billion. Included in the federal net operating loss carryforward is $543 million of federal net operating losses related to the merger with Mariner and $183 million of federal net operating losses related to the Cordillera acquisition. The Mariner and Cordillera net operating loss carryforwards are subject to annual limitations under Section 382 of the Internal Revenue Code. The Company also had $170 million of capital loss carryforwards in Canada, which have an indefinite carryover period.

The tax benefits of carryforwards are recorded as assets to the extent that management assesses the utilization of such carryforwards to be “more likely than not.” When the future utilization of some portion of the carryforwards is determined to not meet the “more likely than not” standard, a valuation allowance is provided to reduce the tax benefits from such assets. As the Company does not believe the utilization of certain state net operating losses, Argentinian net operating losses, and Canadian capital losses to be “more likely than not,” a valuation allowance was provided to reduce the tax benefit from these deferred tax assets.

Apache accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
	(In millions)
Balance at beginning of year	$97	$110	$123
Additions based on tax positions related to the current year	—	13	(1)
Reductions for tax positions of prior years	(29)	(4)	(12)
Settlements	(65)	(22)	—

Balance at end of year	$3	$97	$110

The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Each quarter the Company assesses the amounts provided for and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties. During the years ended December 31, 2012,

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011, and 2010 the Company recorded tax expense of $5 million, $6 million, and $12 million, respectively, for interest and penalties. As of December 31, 2012 and 2011, the Company had approximately $6 million and $42 million, respectively, accrued for payment of interest and penalties.

The Company is under IRS audit for 2009 and 2010 and under audit in various states as well as in most of the Company’s foreign jurisdictions as part of its normal course of business. In 2012, the Company reached an agreement with IRS Administrative Appeals office regarding the audits of tax years 2004 through 2008. As a result of this agreement, the Company has reduced the unrecognized tax benefit by $65 million. The resolution of unagreed tax issues in the Company’s open tax years cannot be predicted with absolute certainty, and differences between what has been recorded and the eventual outcomes may occur. The Company believes that it has adequately provided for income taxes and any related interest and penalties for all open tax years.

Apache and its subsidiaries are subject to U.S. federal income tax as well as income tax in various states and foreign jurisdictions. The Company’s uncertain tax positions are related to tax years that may be subject to examination by the relevant taxing authority. Apache’s earliest open tax years in its key jurisdictions are as follows:

Jurisdiction
U.S.	2004
Canada	2008
Egypt	1998
Australia	2008
U.K.	2011
Argentina	2005

8.    COMMITMENTS AND CONTINGENCIES

Legal Matters

Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has an accrued liability of approximately $12 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Argentine Environmental Claims

In connection with the acquisition from Pioneer Natural Resources (Pioneer) in 2006, the Company acquired a subsidiary of Pioneer in Argentina (PNRA) that is involved in various administrative proceedings with environmental authorities in the Neuquén Province relating to permits for and discharges from operations in that province. In addition, PNRA was named in a lawsuit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice. The plaintiffs, a private group of landowners known

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as ASSUPA, have also named the national government and several provinces as third parties. The lawsuit alleges injury to the environment generally by the oil and gas industry. The plaintiffs principally seek from all defendants, jointly, (i) the remediation of contaminated sites, of the superficial and underground waters, and of soil that allegedly was degraded as a result of deforestation, (ii) if the remediation is not possible, payment of an indemnification for the material and moral damages claimed from defendants operating in the Neuquén basin, of which PNRA is a small portion, (iii) adoption of all the necessary measures to prevent future environmental damages, and (iv) the creation of a private restoration fund to provide coverage for remediation of potential future environmental damages. Much of the alleged damage relates to operations by the Argentine state oil company, which conducted oil and gas operations throughout Argentina prior to its privatization, which began in 1990. ASSUPA has recently asserted similar lawsuits and claims against numerous oil and gas producers relating to other geographic areas of Argentina, including claims against a Company subsidiary relating to the Austral basin. While the plaintiffs will seek to make all oil and gas companies jointly liable for each other’s actions in each of these lawsuits, Company subsidiaries will defend on an individual basis and attempt to require the plaintiffs to delineate damages by company. Company subsidiaries intend to defend each case vigorously. It is not certain exactly what the courts will do in these matters as the lawsuit relating to the Neuquén basin is the first of its kind. While it is possible Company subsidiaries may incur liabilities related to the environmental claims, no reasonable prediction can be made as the Company subsidiaries’ exposure related to these lawsuits is not currently determinable.

U.S. Royalty Litigation

In Foster v. Apache Corporation, Civil Action No. CIV-10-0573-HE, in the United States District Court for the Western District of Oklahoma, on August 20, 2012, the United States District Court for the Western District of Oklahoma denied plaintiff’s motion for class certification. The plaintiff filed a motion for reconsideration, which was denied, and has petitioned the United States Court of Appeals for the Tenth Circuit to accept an appeal of the District Court’s ruling denying class certification. Plaintiffs in the Foster case have asserted that they may seek damages of approximately $100 million. No facts have been introduced that would support that amount or any lesser amount. No specific dollar amount has been claimed. Apache intends to vigorously defend against these claims.

In Joyce Holder Trust v. Apache Corporation, Civil Action No. 4:11-cv-03872, in the United States District Court for the Southern District of Texas, Houston Division, following a class certification hearing in the United States District Court for the Southern District of Texas, the parties resolved the matter with no material impact on the Company’s financial position, results of operations, or liquidity, and with the settlement providing for denial of class certification and dismissal of the case.

Louisiana Restoration

Numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages from contamination and cleanup, regardless of the value of the underlying property. Because the Company has continuing operations in Louisiana, from time-to-time restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material, except that in a lawsuit captioned Ardoin Limited Partnership et al. v. Meridian Resources & Exploration et al., Case No.10-18692, in the District Court of Cameron Parish, Louisiana, the plaintiffs’ expert opined that the cost to restore plaintiffs’ property would be approximately $61 million. Prior to

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trial the court granted Apache’s motions to dismiss the plaintiffs’ claims against Apache. Plaintiffs then settled with the other defendant in the case, BP America, Inc. (BP). BP has demanded that Apache indemnify it for the amount of its settlement with plaintiffs, which is not material to Apache. Apache has rejected BP’s indemnity claim and, further, Apache has demanded that Wagner Oil Company (which purchased Apache’s interest in the subject property) indemnify Apache from and against BP’s claim.

In addition to the matters discussed above, in a lawsuit filed on May 4, 2010, against Phoenix Exploration Company LP (Phoenix) captioned Belle Isle, L.L.C. v. Anadarko Petroleum Corporation et al., Docket No. 121742, in the District Court of St. Mary Parish, Louisiana, plaintiff alleges that over three thousand acres of land has been contaminated by oil and gas operations. On August 31, 2011, subsidiaries of Apache acquired 75 percent of the general partner interests and 75 percent of the Class A and Class B limited partner interests in Phoenix. Plaintiff’s experts estimated the cost of remediation to be approximately $87 million, and plaintiffs claimed additional damages for canal restoration, among other things, all of which is disputed by the Company’s subsidiary. The parties have resolved the matter with no material impact on the Company’s financial position, results of operations, or liquidity, and with the settlement providing for certain limited remediation activities on the property.

The overall exposure related to these lawsuits and claims is not currently determinable. While an adverse judgment against Apache is possible, Apache intends to actively defend the cases.

Hurricane-Related Litigation

On May 27, 2011, a lawsuit captioned Comer et al. v. Murphy Oil USA, Inc. et al., Case No. 1:11-cv-220 HS0-JMR, in the United States District Court for the Southern District of Mississippi, was filed in which certain named residents of Mississippi, as plaintiffs, allege that the oil, coal, and chemical industries are responsible for global warming, which they claim caused or increased the effect of Hurricane Katrina, allegedly resulting among other things in economic losses and increased insurance premiums. Plaintiffs seek class certification, damages for losses sustained, a declaration that state law tort claims are not pre-empted by federal law, and punitive and exemplary damages. Apache is one of numerous defendants. The District Court has granted defendants’ motion to dismiss plaintiffs’ claims, and plaintiffs have appealed the decision to the United States Court of Appeals for the Fifth Circuit. The overall exposure related to this lawsuit is not currently determinable. While an adverse judgment against Apache is possible, Apache intends to vigorously defend the case. A similar action filed by Comer et al. was previously dismissed in 2011.

Australia Gas Pipeline Force Majeure

In June 2008, Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas to customers under various long-term contracts. Company subsidiaries believe that the event was a force majeure, and as a result, the subsidiaries and their joint venture participants declared force majeure under those contracts.

On December 16, 2009, a customer, Burrup Fertilisers Pty Ltd, filed a lawsuit on behalf of itself and certain of its underwriters at Lloyd’s of London and other insurers, against the Company and its subsidiaries in Texas state court, asserting claims for negligence, breach of contract, alter ego, single business enterprise, res ipsa loquitur, and gross negligence/exemplary damages. In their Harris County, Texas petition, Cause No. 2009-79834, Burrup Fertilisers and its underwriters and insurers seek to recover unspecified actual damages, cost of repair and replacement, exemplary damages, lost profits, loss of business goodwill, value of the gas lost under the Gas Supply and Purchase Agreement (GSA), interest, and court costs. The Company has filed a motion to dismiss on the ground of forum non conveniens, which is pending.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 24, 2011, another customer, Alcoa of Australia Limited (“Alcoa”) filed a lawsuit captioned Alcoa of Australia Limited vs. Apache Energy Limited, Apache Northwest Pty Ltd, Tap (Harriet) Pty Ltd, and Kufpec Australia Pty Ltd, Civ. 1481 of 2011, in the Supreme Court of Western Australia. The lawsuit concerns the interruption of deliveries of natural gas to Alcoa under two long-term contracts. Alcoa challenges the declaration of force majeure and the validity of the liquidated damages provisions in the contracts. Alcoa asserts claims based on breach of contract, statutory duties, and duty of care. Alcoa seeks approximately $158 million AUD in general damages or, alternatively, approximately $5.7 million AUD in liquidated damages. On June 20, 2012, the Supreme Court struck out Alcoa’s claim that the liquidated damages provisions under two long-term contracts are unenforceable as a penalty and also struck out Alcoa’s claim for damages for breach of statutory duty. The Company subsidiaries have filed an appeal in the Supreme Court of Western Australia Court of Appeal asking that Alcoa’s remaining tort claim for economic loss be dismissed or, alternatively, struck out. The appeal is pending.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 28, 2009, the Department of Mines and Petroleum (DMP) filed a prosecution notice in the Magistrates Court of Western Australia, charging Apache Northwest Pty Ltd and its co-licensees with failure to maintain a pipeline in good condition and repair under the Petroleum Pipelines Act 1969, Section 38(b). The maximum fine associated with the alleged offense is $50,000 AUD. The Company subsidiary does not believe that the charge has merit and vigorously pursued its defenses, resulting in the dismissal of the prosecution notice by the Magistrates Court of Western Australia on March 29, 2012.

NOPSA states in its report that an application for renewal of the pipeline license (the “pipeline license”) covering the area of the Varanus Island facility was granted in May 1985 with 21 years validity, and an application for renewal of the pipeline license was submitted to DoIR by Company subsidiaries in December 2005 and remained pending at the time NOPSA issued its report. The application by Apache Northwest, Kufpec Australia Pty Ltd, and Tap (Harriet) Pty Ltd for renewal and variation of the pipeline license covering the area of the Varanus Island facility was granted on April 19, 2011, by the DMP. The period of the pipeline license is 21 years commencing April 20, 2011.

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

On May 8, 2009, the government of Western Australia announced that the DMP will carry out “the final stage of investigations into the Varanus Island gas explosion.” Inspectors were appointed under the Petroleum Pipelines Act to coordinate the final stage of the investigations. That report, prepared by the inspectors in June 2009, was made public by the State government on May 24, 2012. Company subsidiaries disagree with the inspectors’ June 2009 conclusions. Two other government reports were not published by the State and are not

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

referenced by the inspectors. The Magistrates Court of Western Australia subsequently ordered that both such reports could be released on the basis that the inspectors’ June 2009 report “came with some limitations” and the two other government reports “together were part and parcel if not the main reason or the only reason…certainly a significant contribution to the reason for the matter not proceeding to prosecution and trial.” In the first such report, the State’s senior investigator said in February 2009 that the prospects of a successful prosecution of Apache for failing to maintain the pipeline “would be slight.” In the second such report, the State’s lead corrosion expert concluded in July 2011 that Apache “had reasonable grounds to believe that the pipeline was in good repair” prior to the explosion.

Breton Lawsuit

On October 4, 2011, plaintiffs filed suit in Breton Energy, L.L.C. et al. v. Mariner Energy Resources, Inc., et al., Case 4:11-cv-03561, in the United States District Court for the Southern District of Texas, Houston Division, seeking compensation from defendants for allegedly depriving plaintiffs of rights to hydrocarbons in a reservoir described by plaintiffs as a common reservoir in West Cameron Blocks 171 and 172 offshore Louisiana in the Gulf of Mexico. In their original petition plaintiffs named, among others, Mariner Energy, Inc. and certain of its affiliates as defendants. On December 12, 2011, plaintiffs filed an amended petition to add as defendants Apache Corporation and Apache Shelf, Inc. as successors to the Mariner interests. On September 27, 2012, the court dismissed plaintiffs’ claims on various grounds, including for failure to state a claim upon which relief may be granted, while granting plaintiffs leave to amend their complaint within 30 days. On October 29, 2012, the plaintiffs filed an amended complaint. The exposure related to the re-filed lawsuit is not currently determinable. While an adverse judgment against Apache is possible, Apache intends to actively defend the case.

Escheat Audits

The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property), has notified numerous companies, including Apache Corporation, that the State will examine its books and records and those of its subsidiaries and related entities to determine compliance with the Delaware Escheat Laws. The review is being conducted by Kelmar Associates on behalf of the State. At least 30 other states have retained their own consultants and have sent similar notifications. The scope of each state’s audit varies. The State of Delaware advises, for example, that the scope of its examination will be for the period 1981 through the present. It is possible that one or more of the State audits could extend to all 50 states. The exposure related to the audits is not currently determinable.

Burrup-Related Gas Supply Lawsuits

On May 19, 2011, a lawsuit captioned Oswal v. Apache Corporation, Cause No. 2011-30302, in the District Court of Harris County, Texas, was filed in which plaintiff Pankaj Oswal, in his personal capacity and as trustee for the Burrup Trust, asserts claims against the Company under the Australian Trade Practices Act. The Company has filed a motion to dismiss on the ground of forum non conveniens, which is pending. This lawsuit is one of a number of legal actions involving the Burrup Fertilisers Pty Ltd (Burrup Fertilisers) ammonia plant in Western Australia (the Burrup plant) founded by Oswal. Oswal’s shares, and those of his wife, together representing 65 percent of Burrup Holdings Limited (BHL, which owns Burrup Fertilisers), were offered for sale by externally-appointed administrators in Australia as a result of events of default on loans made to the Oswals by the Australia and New Zealand Banking Group Ltd (ANZ). In the Texas lawsuit, plaintiff Oswal alleges, among other things, that the Company induced him to make investments covering construction cost overruns on the ammonia plant that was completed in 2006. Plaintiff Oswal seeks damages in the amount of $491 million USD. The Company believes that the claims are without merit and intends to vigorously defend against them.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Texas lawsuit has been consolidated for certain purposes with the Burrup Fertilisers lawsuit arising from the Australia gas pipeline force majeure as described above and the consolidated action has been stayed by the trial court in Houston, Texas, pending resolution of related litigation in Australia, except that the stay of the consolidated action has been lifted partially in order for the Texas court to consider the Company’s motions to dismiss on the ground of forum non conveniens.

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

As part of the sale process described above, on January 31, 2012, a Company affiliate acquired a 49 percent interest in YPHPL, while Yara Australia Pty Ltd (Yara) increased its interest in YPHPL from 35 percent to 51 percent. Yara will operate the ammonia plant and intends to proceed with development of a technical ammonium nitrate (TAN) plant in the Burrup Peninsula region of Western Australia to be developed by a consortium including YPHPL. YPHPL share ownership continues to be the subject of ongoing litigation in Australia with third parties, including Pankaj and Radhika Oswal. A Company affiliate’s existing agreement to supply gas to the ammonia plant has been modified (with, among other things, new pricing, delivery quantities, and term). The new gas supply agreement resolves counterclaims by Burrup Fertilisers against Apache and its affiliate in the Tap action. A Company subsidiary purchased Tap, which then modified its agreement to supply gas to the ammonia plant and resolved both Tap’s claims against Burrup Fertilisers and Burrup Fertilisers’ counterclaims against Tap in the Tap action. If Kufpec does not settle the remaining claims in the Tap action, it is expected that the trial court in the Tap action will issue its ruling in respect of phase 1 of those proceedings, which was tried in September 2011 and concerned construction of the original gas supply agreement.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, the Company had an undiscounted reserve for environmental remediation of approximately $104 million. Apache is not aware of any environmental claims existing as of December 31, 2012 that have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

Apache Canada Ltd. asserted a claim against BP Canada arising out of the acquisition of certain Canadian properties under the parties’ Partnership Interest and Share Purchase and Sale Agreement dated July 20, 2010. The claim centered on Apache Canada Ltd.’s identification of Alleged Adverse Conditions, as that term is defined in the parties’ agreement, and more specifically the contention that liabilities associated with such conditions were retained by BP Canada as seller. The parties have resolved the matter on commercial terms with no material impact on the Company’s financial position, results of operations, or liquidity.

On May 25, 2011, a panel of the Bureau of Ocean Energy Management (BOEMRE, as it was then known) published a report dated May 23, 2011, and titled “OCS G-2580, Vermilion Block 380 Platform A, Incidents of Noncompliance.” The report concerned the BOEMRE’s investigation of a fire on the Vermilion 380 A platform located in the Gulf of Mexico. At the time of the incident, Mariner operated the platform. A small amount of hydrocarbons spilled from the platform into the surrounding water as a result of the incident, and 13 workers were rescued after evacuating the platform. The BOEMRE concluded in its investigation that the fire was caused by Mariner’s failure to adequately maintain or operate the platform’s heater-treater in a safe condition. The BOEMRE also identified other safety deficiencies on the platform. On December 27, 2011, the Bureau of Safety and Environmental Enforcement (BSEE, successor to BOEMRE) issued several Incidents of Non-Compliance, which may provide the basis for the assessment of civil penalties against Mariner. The Company’s subsidiary Apache Deepwater LLC, which acquired Mariner effective November 10, 2010, filed an appeal on August 31, 2012, contesting several of the Incidents of Non-Compliance. It is management’s opinion that any loss arising from this matter will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Contractual Obligations

At December 31, 2012, contractual obligations for drilling rigs, purchase obligations, firm transportation agreements, and long-term operating leases are as follows:

Net Minimum Commitments	Total	2013	2014-2015	2016-2017	2018 & Beyond
	(In millions)
Drilling rig commitments(1)	$896	$602	$289	$3	$2
Purchase obligations(2)	2,588	1,200	1,182	184	22
Firm transportation agreements(3)	763	148	264	134	217
Office and related equipment(4)	402	49	91	96	166
Other operating lease obligations(5)	754	209	316	205	24

Total Net Minimum Commitments	$5,403	$2,208	$2,142	$622	$431

(1)	Includes day-rate and other contractual agreements with third party service providers for use of drilling, completion, and workover rigs.

(2)

Includes contractual obligations to buy or build oil and gas plants and facilities, LNG facilities, seismic and drilling work program commitments, take-or-pay contracts, and hydraulic fracturing services agreements.

(3)	Relates to contractual obligations for capacity rights on third-party pipelines.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Includes office and other building rentals and related equipment leases.

(5)	Includes commitments required to retain acreage and commitments associated with floating production storage and offloading vessels (FPSOs), compressors, helicopters, and boats.

The table above includes leases for buildings, facilities, and related equipment with varying expiration dates through 2035. Net rental expense was $76 million, $64 million, and $46 million for 2012, 2011, and 2010, respectively.

9.    RETIREMENT AND DEFERRED COMPENSATION PLANS

Apache Corporation provides retirement benefits to its U.S. employees through the use of multiple plans: a 401(k) savings plan, a money purchase retirement plan, a non-qualified retirement/savings plan, and a non-qualified restorative retirement savings plan. The non-qualified restorative retirement savings plan was implemented January 1, 2012. The 401(k) savings plan provides participating employees the ability to elect to contribute up to 50 percent of eligible compensation, as defined, to the plan with the Company making matching contributions up to a maximum of 8 percent of each employee’s annual eligible compensation. In addition, the Company annually contributes 6 percent of each participating employee’s annual eligible compensation, as defined, to a money purchase retirement plan. The 401(k) savings plan and the money purchase retirement plan are subject to certain annually-adjusted, government-mandated restrictions that limit the amount of employee and Company contributions. For certain eligible employees, the Company also provides a non-qualified retirement/savings plan or a non-qualified restorative retirement savings plan that allows the deferral of up to 50 percent of each employee’s base salary, up to 75 percent of each employee’s annual bonus (that accepts employee contributions) and the Company’s matching contributions in excess of the government mandated limitations imposed in the 401(k) savings plan and money purchase retirement plan.

Vesting in the Company’s contributions in the 401(k) savings plan, the money purchase retirement plan, the non-qualified retirement savings plan and the non-qualified restorative retirement savings plan occurs at the rate of 20 percent for every completed year of employment. Upon a change in control of ownership, immediate and full vesting occurs.

Additionally, Apache Energy Limited, Apache Canada Ltd., and Apache North Sea Limited maintain separate retirement plans, as required under the laws of Australia, Canada, and the U.K., respectively.

The aggregate annual cost to Apache of all U.S. and International savings plans, the money purchase retirement plan, non-qualified retirement/savings plan, and non-qualified restorative retirement savings plan was $117 million, $93 million, and $80 million for 2012, 2011, and 2010, respectively.

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

Additionally, the Company offers postretirement medical benefits to U.S. employees who meet certain eligibility requirements. Eligible participants receive medical benefits up until the age of 65, provided the participant remits the required portion of the cost of coverage. The plan is contributory with participants’ contributions adjusted annually. The postretirement benefit plan does not cover benefit expenses once a covered participant becomes eligible for Medicare.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the benefit obligation, fair value of plan assets and funded status as of December 31, 2012, 2011, and 2010, and the underlying weighted average actuarial assumptions used for the U.K. Pension Plan and U.S. postretirement benefit plan. Apache uses a measurement date of December 31 for its pension and postretirement benefit plans.

	2012		2011		2010
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)
Change in Projected Benefit Obligation
Projected benefit obligation beginning of year	$150	$30	$136	$29	$135	$18
Service cost	5	4	5	3	5	2
Interest cost	7	1	7	1	7	1
Foreign currency exchange rate changes	7	—	(1)	—	(4)	—
Amendments	—	—	—	—	—	—
Actuarial losses (gains)	14	1	6	(2)	(1)	8
Effect of curtailment and settlements	—	—	—	—	—	—
Benefits paid	(6)	(1)	(3)	(1)	(6)	—
Retiree contributions	—	—	—	—	—	—

Projected benefit obligation at end of year	177	35	150	30	136	29

Change in Plan Assets
Fair value of plan assets at beginning of year	145	—	135	—	118	—
Actual return on plan assets	14	—	4	—	14	—
Foreign currency exchange rates	6	—	(1)	—	(3)	—
Employer contributions	11	1	10	1	12	—
Benefits paid	(6)	(1)	(3)	(1)	(6)	—
Retiree contributions	—	—	—	—	—	—

Fair value of plan assets at end of year	170	—	145	—	135	—

Funded status at end of year	$(7)	$(35)	$(5)	$(30)	$(1)	$(29)

Amounts recognized in Consolidated Balance Sheet
Current liability	—	(1)	—	(1)	—	(1)
Non-current liability	(7)	(34)	(5)	(29)	(1)	(28)

	$(7)	$(35)	$(5)	$(30)	$(1)	$(29)

Pre-tax Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Accumulated (loss)	(32)	(7)	(25)	(6)	(15)	(8)
Prior service cost	—	—	—	—	—	—
Transition asset (obligation)	—	—	—	—	—	—

	$(32)	$(7)	$(25)	$(6)	$(15)	$(8)

Weighted Average Assumptions used as of December 31
Discount rate	4.30%	3.43%	4.70%	4.04%	5.40%	4.93%
Salary increases	4.60%	N/A	4.60%	N/A	5.00%	N/A
Expected return on assets	4.70%	N/A	4.85%	N/A	6.25%	N/A
Healthcare cost trend
Initial	N/A	7.25%	N/A	7.50%	N/A	8.00%
Ultimate in 2022	N/A	5.00%	N/A	5.00%	N/A	5.00%

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, 2011, and 2010, the accumulated benefit obligation for the pension plan was $139 million, $119 million, and $107 million, respectively.

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

The U.K. Pension Plan policy is to target an ongoing funding level of 100 percent through prudent investments and includes policies and strategies such as investment goals, risk management practices, and permitted and prohibited investments. A breakout of previous allocations for plan asset holdings and the target allocation for the Company’s plan assets are summarized below:

	Target Allocation	Percentage of Plan Assets at Year-End
	2012	2012	2011
Asset Category
Equity securities:
U.K. quoted equities	17%	16%	17%
Overseas quoted equities	33%	33%	31%

Total equity securities	50%	49%	48%

Debt securities:
U.K. Government bonds	30%	30%	30%
U.K. corporate bonds	20%	20%	18%

Debt securities	50%	50%	48%

Cash	0%	1%	4%

Total	100%	100%	100%

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plan’s assets do not include any direct ownership of equity or debt securities of Apache. The fair value of plan assets is based upon unadjusted quoted prices for identical instruments in active markets, which is a Level 1 fair value measurement. See discussion of the fair value hierarchy as set forth by ASC 820-10-35 in Note 3 — Derivative Instruments And Hedging Activities. The following table presents the fair values of plan assets for each major asset category based on the nature and significant concentration of risks in plan assets at December 31, 2012:

	Fair Value Measurements Using:
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
	(In millions)
Equity securities:
U.K. quoted equities(1)	$28	$—	$—	$28
Overseas quoted equities(2)	56	—	—	56

Total equity securities	84	—	—	84

Debt securities:
U.K. Government bonds(3)	51	—	—	51
U.K. corporate bonds(4)	34	—	—	34

Total debt securities	85	—	—	85

Cash	1	—	—	1

Fair value of plan assets	$170	$—	$—	$170

(1)	This category comprises U.K. equities, which are benchmarked against the FTSE All-Share Index.

(2)

This category includes overseas equities, which comprises 85 percent global equities benchmarked against the MSCI World Index and 15 percent emerging markets benchmarked against the MSCI Emerging Markets Index, both of which have a performance target of 2 percent per annum over the benchmark over a rolling three-year period.

(3)

This category includes U.K. Government bonds: 33 percent benchmarked against iBoxx Sterling Overall Gilt Index, with a performance target of 0.75 percent per annum over the benchmark over a rolling three-year period; and 67 percent against the FTSE Actuaries Government Securities Index-Linked Over 5 Years Index.

(4)

This category comprises U.K. corporate bonds: 50 percent benchmarked against iBoxx Sterling Overall Non Gilt index with a performance target of 0.75 percent per annum over the benchmark over a rolling three-year period; and 50 percent benchmarked against the iBoxx Sterling Overall Non Gilt Index with a performance target of 0.75 percent per annum over the benchmark over a rolling five year period.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the components of the net periodic cost and the underlying weighted average actuarial assumptions used for the pension and postretirement benefit plans as of December 31, 2012, 2011, and 2010:

	2012		2011		2010
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)
Component of Net Periodic Benefit Costs
Service cost	$5	$4	$5	$3	$5	$2
Interest cost	7	1	7	1	7	1
Expected return on assets	(7)	—	(8)	—	(8)	—
Amortization of actuarial gain (loss)	1	—	—	—	1	—

Net periodic benefit cost	$6	$5	$4	$4	$5	$3

Weighted Average Assumptions used to determine Net Period Benefit Cost for the Years ended December 31
Discount rate	4.70%	4.04%	5.40%	4.93%	5.70%	5.56%
Salary increases	4.60%	N/A	5.00%	N/A	5.30%	N/A
Expected return on assets	4.85%	N/A	6.25%	N/A	6.65%	N/A
Healthcare cost trend
Initial	—	7.50%	—	8.00%	—	7.50%
Ultimate in 2017	—	5.00%	—	5.00%	—	5.00%

Assumed health care cost trend rates affect amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Postretirement Benefits
	1% Increase	1% Decrease
	(In millions)
Effect on service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	8	(6)

Apache expects to contribute approximately $5 million to its pension plan and $1 million to its postretirement benefit plan in 2013. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(In millions)
2013	$5	$1
2014	6	1
2015	7	2
2016	7	2
2017	6	3
Years 2018 – 2022	49	18

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    CAPITAL STOCK

Common Stock Outstanding

	2012	2011	2010
Balance, beginning of year	384,117,643	382,391,742	336,436,972
Shares issued for stock-based compensation plans:
Treasury shares issued	60,767	144,313	363,263
Common shares issued	1,189,693	1,581,588	1,864,498
Cordillera consideration	6,272,667	—	—
Equity offering (BP acquisitions)	—	—	26,450,000
Mariner consideration	—	—	17,277,009

Balance, end of year	391,640,770	384,117,643	382,391,742

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2012, 2011, and 2010 is presented in the table below.

	2012			2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$1,925	389	$4.95	$4,508	384	$11.75	$3,000	352	$8.53

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	$—	—		$76	14		$32	5
Stock options and other	—	2		—	2		—	2

Diluted:
Income attributable to common stock, including assumed conversions	$1,925	391	$4.92	$4,584	400	$11.47	$3,032	359	$8.46

The diluted EPS calculation excludes options and restricted shares that were anti-dilutive totaling 4.4 million, 2.5 million, and 2.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. For the year ended December 31, 2012, 14.3 million shares related to the assumed conversion of the Mandatory Convertible Preferred Stock were also anti-dilutive.

Issuance of Common Stock

On July 28, 2010, in conjunction with Apache’s acquisition of properties from BP, the Company issued 26.45 million shares of common stock at a public offering price of $88 per share. Proceeds, after underwriting discounts and before expenses, from the common stock offering totaled approximately $2.3 billion.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For further discussion of the BP acquisitions, Mariner merger, and Cordillera acquisition, please see Note 2 — Acquisitions and Divestitures.

Common Stock Dividend

The Company paid common stock dividends of $0.66 per share in 2012, and $0.60 per share in 2011 and 2010.

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

For 2012, 2011, and 2010, stock-based compensation expensed was $167 million, $113 million, and $164 million ($119 million, $73 million, and $106 million after tax), respectively. Costs related to the plans are capitalized or expensed based on the nature of each employee’s activities. A description of the Company’s stock-based compensation plans and related costs follows:

	2012	2011	2010
	(In millions)
Stock-based compensation expensed:
General and administrative	$104	$69	$98
Lease operating expenses	63	44	66
Stock-based compensation capitalized	67	42	71

	$234	$155	$235

Stock Options

As of December 31, 2012, officers and employees held options to purchase shares of the Company’s common stock under one or more of the employee stock option plans adopted in 1998, 2000, and 2005 (collectively, the Stock Option Plans), as well as the 2007 Omnibus Equity Compensation Plan (the 2007 Plan), and the 2011 Plan discussed above (together, the Omnibus Plans). New shares of Company stock will be issued for employee stock option exercises; however, under the 2000 Stock Option Plan, shares of treasury stock are

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used for employee stock option exercises to the extent treasury stock is held. Under the Stock Option Plans and the Omnibus Plans, the exercise price of each option equals the closing price of Apache’s common stock on the date of grant. Options generally become exercisable ratably over a four-year period and expire 10 years after granted. The Omnibus Plans and all of the Stock Option Plans, except for the 2000 Stock Option Plan, were submitted to and approved by the Company’s shareholders.

A summary of stock options issued and outstanding under the Stock Option Plans and the Omnibus Plans is presented in the table and narrative below:

	2012
	Shares Under Option	Weighted Average Exercise Price
	(In thousands)
Outstanding, beginning of year	6,092	$91.96
Granted	2,072	82.65
Exercised	(311)	56.15
Forfeited or expired	(280)	102.90

Outstanding, end of year(1)	7,573	90.47

Expected to vest(1)	2,900	96.23

Exercisable, end of year(1)	3,922	85.55

Available for grant, end of year	15,498

Weighted average fair value of options granted during the year	$26.41

(1)

As of December 31, 2012, the weighted average remaining contractual life for options outstanding, expected to vest, and exercisable is 6.7 years, 8.6 years, and 5.0 years, respectively. The aggregate intrinsic value of options outstanding, expected to vest, and exercisable at year-end was $19 million, $0, and $19 million, respectively. The weighted-average grant-date fair value of options granted during the years 2012, 2011, and 2010 was $26.41, $42.20, and $34.12, respectively.

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

	2012	2011	2010
Expected volatility	34.94%	34.47%	35.02%
Expected dividend yields	0.82%	0.47%	0.60%
Expected term (in years)	5.5	5.5	5.5
Risk-free rate	0.78%	1.95%	2.31%

The intrinsic value of options exercised during 2012, 2011, and 2010 was approximately $12 million, $50 million and $62 million, respectively. The cash received from exercise of options during 2012 was approximately $17 million. The Company realized an additional tax benefit of approximately $2 million for the amount of

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intrinsic value in excess of compensation cost recognized in 2012. As of December 31, 2012, the total compensation cost related to non-vested options not yet recognized was $90 million, which will be recognized over the remaining vesting period of the options.

Stock Appreciation Rights

For some non-executive employees, the Company issued stock appreciation rights (SARs) in lieu of stock options. The SARs vest ratably over four years and are settled in cash upon exercise throughout their ten-year life. In 2012, the Company issued 180,555 SARs with a weighted-average exercise price of $82.63 under the 2011 Omnibus Plan. Additionally, in 2003 and 2004 the Company issued 1,809,060 SARs with a weighted-average exercise price of $42.68 and 1,334,300 SARs with a weighted-average exercise price of $28.78, respectively, under the 2003 Stock Appreciation Rights Plan. As of December 31, 2012, a total of 583,688 SARs were outstanding, of which 413,582 were exercisable. Since SARs are cash-settled, the Company records compensation expense based on the fair value of the SARs at the end of each period. As of year-end, the weighted-average fair value of SARs outstanding was $36.20 based on the Black-Scholes valuation methodology using assumptions comparable to those discussed above. During 2012, 60,523 SARs were exercised. The aggregate of cash payments made to settle SARs was $3 million.

Restricted Stock and Restricted Stock Units

The Company has restricted stock and restricted stock unit plans for eligible employees including officers. The programs created under the Omnibus Plans have been approved by Apache’s Board of Directors. In 2012, the Company awarded 1,219,886 restricted stock units at a weighted-average per-share market price of $85.67. In 2011 and 2010, the Company awarded 887,851 and 1,143,989 restricted stock units at a weighted-average per-share market price of $124.16 and $103.88, respectively. The value of the stock issued was established by the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2012, 2011, and 2010, $74 million ($48 million after tax), $76 million ($49 million after tax), and $73 million ($47 million after tax), respectively, was charged to expense. In 2012, 2011, and 2010, $25 million, $28 million, and $28 million was capitalized, respectively. As of December 31, 2012, there was $151 million of total unrecognized compensation cost related to 2,163,564 unvested restricted stock units. The weighted-average remaining life of unvested restricted stock units is approximately 1.4 years.

The fair value of the awards vested during 2012, 2011 and 2010 was approximately $114 million, $85 million, and $69 million, respectively. A summary of restricted stock activity for the year ended December 31, 2012, is presented below.

	Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Non-vested at January 1, 2012	2,115	$109.63
Granted	1,220	85.67
Vested	(1,053)	107.76
Forfeited	(118)	102.82

Non-vested at December 31, 2012	2,164	97.34

Conditional Restricted Stock Units

To provide long-term incentives for Apache employees to deliver competitive returns to the Company’s stockholders, in January 2012, 2011, and 2010 the Company granted conditional restricted stock units to eligible

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees. The ultimate number of shares awarded from these conditional restricted stock units is based upon measurement of total shareholder return of Apache common stock as compared to a designated peer group during a three-year performance period. Should any restricted stock units be awarded at the end of the three-year performance period, 50 percent of restricted stock units awarded will immediately vest, and an additional 25 percent will vest on succeeding anniversaries of the end of the performance period. Three conditional restricted stock unit programs have been approved, as described below:

•

In November 2009 the Company’s Board of Directors approved the 2010 Performance Program, pursuant to the 2007 Plan. In January 2010 eligible employees received initial conditional restricted stock unit awards totaling 541,440 units. Based on measurement of total shareholder return relative to the designated peer group at December 31, 2012, zero shares were awarded and all unvested conditional restricted stock units were cancelled.

•

In November 2010 the Company’s Board of Directors approved the 2011 Performance Program, pursuant to the 2007 Plan. In January 2011 eligible employees received initial conditional restricted stock unit awards totaling 585,811 units. A total of 503,884 units were outstanding at December 31, 2012, from which a minimum of zero and a maximum of 1,259,710 units could be awarded.

•

In January 2012 the Company’s Board of Directors approved the 2012 Performance Program, pursuant to the 2011 Plan. In January 2012 eligible employees received initial conditional restricted stock unit awards totaling 851,985 units. A total of 802,390 units were outstanding at December 31, 2012, from which a minimum of zero and a maximum of 2,005,975 units could be awarded.

The fair value cost of the awards was estimated on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2012, 2011, and 2010, $47 million ($31 million after tax), $12 million ($8 million after tax), and $7 million ($4 million after tax), respectively, was charged to expense. During 2012, 2011, and 2010, $21 million, $5 million, and $3 million was capitalized, respectively. As of December 31, 2012, there was $72 million of total unrecognized compensation cost related to 1,306,274 unvested conditional restricted stock units. The weighted-average remaining life of the unvested conditional restricted stock units is approximately 2.4 years.

	Shares	Weighted- Average Grant- Date Fair Value(1)
	(In thousands)
Non-vested at January 1, 2012	1,019	$115.10
Granted	852	70.30
Vested	(1)	100.81
Forfeited	(564)	132.45

Non-vested at December 31, 2012	1,306	78.40

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

In January 2013 the Company’s Board of Directors approved the 2013 Performance Program, pursuant to the 2011 Plan, with terms similar to the 2012 Performance Program. Eligible employees received initial conditional restricted stock unit awards totaling 1,232,176 units, with the ultimate number of restricted stock units to be awarded ranging from zero to a maximum of 2,464,352 units.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Since 2005, two share appreciation plans have been approved. A summary of these plans is as follows:

•

On May 7, 2008, the Stock Option Plan Committee of the Company’s Board of Directors, pursuant to the 2007 Plan, approved the 2008 Share Appreciation Program with a target to increase Apache’s share price to $216 by the end of 2012 and an interim goal of $162 to be achieved by the end of 2010. The interim target of $162 was not met by the end of 2010, and the related awards were cancelled. The $216 share price target was not met by the end of 2012, and all remaining awards under the 2008 Share Appreciation Program were cancelled.

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

A summary of the number of shares contingently issuable as of December 31, 2012, 2011, and 2010 for each plan is presented in the table below:

	Shares subject to Conditional Grants
	2012	2011	2010
	(In thousands)
2008 Share Appreciation Program
Outstanding, beginning of year	1,372	1,485	2,592
Granted	—	—	25
Forfeited or cancelled	(1,372)	(113)	(1,132)

Outstanding, end of year(1)	—	1,372	1,485

Weighted-average value of grants outstanding(2)	$—	$71.28	$71.16

2005 Share Appreciation Plan
Outstanding, beginning of year	—	400	1,103
Issued(3)	—	(398)	(678)
Forfeited or cancelled	—	(2)	(25)

Outstanding, end of year	—	—	400

Weighted-average value of grants outstanding(4)	$—	$—	$21.64

(1)

Represents shares issuable upon target achievement and vesting of awards related to the $216 and $162 per share price goals of zero shares at December 31, 2012; 1,372,190 and zero shares, respectively, at December 31, 2011; and 1,485,210 and zero shares, respectively, at December 31, 2010.

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

(3)	The total fair value of these awards vested during 2011 and 2010 was approximately $9 million and $18 million, respectively.

(4)

The fair value of each Share Price Goal conditional grant is estimated as of the date of grant using a Monte Carlo simulation with the following weighted-average assumptions used for all grants made under the plan: (i) risk-free interest rate of 3.95 percent; (ii) expected volatility of 28.02 percent; and (iii) expected dividend yield of .57 percent.

The Company recognizes over the requisite service period the fair value cost determined at the grant date based on numerous assumptions, including an estimate of the likelihood that Apache’s stock price will achieve these thresholds and the expected forfeiture rate. If a price target is not met before the end of the stated achievement period, any unamortized expense must be immediately recognized. Since the $162 and $216 price targets of the 2008 Share Appreciation Program were not met prior to the end of the stated achievement periods, Apache recognized $27 million of unamortized expense and $14 million of unamortized capital costs on December 31, 2010, and $16 million of unamortized expense and $8 million of unamortized capital costs on December 31, 2012, respectively. The Company recognized total expense and capitalized costs for the 2008 Share Appreciation Program of $181 million and as of year-end 2012 had no unamortized cost remaining. As of March 2011, the Company had recognized $79 million of total expense and capitalized costs for the 2005 Share Appreciation Plan and had no unamortized costs remaining. A summary of the amounts recognized as expense and capitalized costs for each plan are detailed in the table below:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
2008 Share Appreciation Program
Compensation expense	$22	$8	$49
Compensation expense, net of tax	14	5	31
Capitalized costs	12	5	27
2005 Share Appreciation Plan
Compensation expense	—	$1	$6
Compensation expense, net of tax	—	1	4
Capitalized costs	—	1	3

Preferred Stock

The Company has 10,000,000 shares of no par preferred stock authorized, of which 25,000 shares have been designated as Series A Junior Participating Preferred Stock (the Series A Preferred Stock) and 1.265 million shares as 6.00-percent Mandatory Convertible Preferred Stock, Series D (the Series D Preferred Stock).

Series A Preferred Stock

In December 1995, the Company declared a dividend of one right (a Right) for each 2.31 shares (adjusted for subsequent stock dividends and a two-for-one stock split) of Apache common stock outstanding on January 31, 1996. Each full Right entitles the registered holder to purchase from the Company one ten-thousandth (1/10,000) of a share of Series A Preferred Stock at a price of $100 per one ten-thousandth of a share,

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to adjustment. The Rights are exercisable 10 calendar days following a public announcement that certain persons or groups have acquired 20 percent or more of the outstanding shares of Apache common stock or 10 business days following commencement of an offer for 30 percent or more of the outstanding shares of Apache’s outstanding common stock (flip-in event); each Right will become exercisable for shares of Apache’s common stock at 50 percent of the then-market price of the common stock. If a 20-percent shareholder of Apache acquires Apache, by merger or otherwise, in a transaction where Apache does not survive or in which Apache’s common stock is changed or exchanged (flip-over event), the Rights become exercisable for shares of the common stock of the Company acquiring Apache at 50 percent of the then-market price for Apache common stock. Any Rights that are or were beneficially owned by a person who has acquired 20 percent or more of the outstanding shares of Apache common stock and who engages in certain transactions or realizes the benefits of certain transactions with the Company will become void. If an offer to acquire all of the Company’s outstanding shares of common stock is determined to be fair by Apache’s board of directors, the transaction will not trigger a flip-in event or a flip-over event. The Company may also redeem the Rights at $.01 per Right at any time until 10 business days after public announcement of a flip-in event. These rights were originally scheduled to expire on January 31, 2006. Effective as of that date, the Rights were reset to one right per share of common stock and the expiration was extended to January 31, 2016. Unless the Rights have been previously redeemed, all shares of Apache common stock issued by the Company after January 31, 1996 will include Rights. Unless and until the Rights become exercisable, they will be transferred with and only with the shares of Apache common stock.

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

The Preferred Shares may be converted, at the option of the holder, into 9.164 shares, subject to adjustment, of Apache common stock at any time prior to July 15, 2013. If not converted prior to that time, each Preferred Share will automatically convert on August 1, 2013, into a minimum of 9.164 or a maximum of 11.364 shares, each subject to adjustment, of Apache common stock depending on the volume-weighted average price per share of Apache’s common stock over the ten trading day period ending on, and including, the third scheduled trading day immediately preceding the mandatory conversion. Upon conversion, a minimum of 11.6 million Apache common shares and a maximum of 14.4 million common shares will be issued.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss) consists of the following:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Currency translation adjustment(1)	$(109)	$(109)	$(109)
Unrealized gain (loss) on derivatives (Note 3)	(6)	114	(19)
Unfunded pension and postretirement benefit plan	(16)	(14)	(13)

Accumulated other comprehensive loss	$(131)	$(9)	$(141)

(1)

Currency translation adjustments resulting from translating the Canadian subsidiaries’ financial statements into U.S. dollar equivalents, prior to adoption of the U.S. dollar as their functional currency, were reported separately and accumulated in other comprehensive income (loss).

12.    MAJOR CUSTOMERS

In 2012, 2011, and 2010, purchases by Royal Dutch Shell plc and its subsidiaries accounted for 20 percent, 11 percent, and 15 percent, respectively, of the Company’s worldwide oil and gas production revenues. In 2011, purchases by the Vitol Group accounted for 13 percent of the Company’s worldwide oil and gas production revenues.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At December 31, 2012, the Company had production in six countries: the United States, Canada, Egypt, Australia, offshore the United Kingdom (U.K.) in the North Sea, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt	Australia	North Sea	Argentina	Other International	Total
	(In millions)
2012
Oil and gas production revenues	$6,226	$1,322	$4,554	$1,575	$2,751	$519	$—	$16,947
Operating Expenses:
Depreciation, depletion, and amortization
Recurring	2,056	594	925	466	914	228	—	5,183
Additional	—	1,883	—	—	—	—	43	1,926
Asset retirement obligation accretion	112	41	—	17	58	4	—	232
Lease operating expenses	1,386	458	410	215	315	184	—	2,968
Gathering and transportation	69	163	39	—	24	8	—	303
Taxes other than income	292	50	14	11	451	44	—	862

Operating Income (Loss)(1)	$2,311	$(1,867)	$3,166	$866	$989	$51	$(43)	5,473

Other Income (Expense):
Other								131
General and administrative								(531)
Merger, acquisitions & transition								(31)
Financing costs, net								(165)

Income Before Income Taxes								$4,877

Net Property and Equipment	$28,552	$6,640	$5,151	$5,312	$5,927	$1,621	$77	$53,280

Total Assets	$31,175	$7,142	$7,311	$6,280	$6,874	$1,835	$120	$60,737

Additions to Net Property and Equipment	$9,586	$1,096	$1,153	$1,581	$1,104	$337	$98	$14,955

2011
Oil and gas production revenues	$6,103	$1,617	$4,791	$1,734	$2,091	$474	$—	$16,810
Operating Expenses:
Depreciation, depletion, and amortization
Recurring	1,684	546	818	440	409	198	—	4,095
Additional	—	—	—	—	—	—	109	109
Asset retirement obligation accretion	97	26	—	10	17	4	—	154
Lease operating expenses	1,167	470	398	197	208	165	—	2,605
Gathering and transportation	64	165	35	—	25	7	—	296
Taxes other than income	259	51	13	9	539	28	—	899

Operating Income (Loss)(1)	$2,832	$359	$3,527	$1,078	$893	$72	$(109)	8,652

Other Income (Expense):
Other								78
General and administrative								(459)
Merger, acquisitions & transition								(20)
Financing costs, net								(158)

Income Before Income Taxes								$8,093

Net Property and Equipment	$21,038	$8,022	$4,923	$4,194	$5,737	$1,512	$22	$45,448

Total Assets	$23,499	$8,816	$6,656	$4,681	$6,600	$1,766	$33	$52,051

Additions to Net Property and Equipment	$3,854	$1,288	$1,015	$1,140	$4,175	$374	$73	$11,919

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Canada	Egypt	Australia	North Sea	Argentina	Other International	Total
	(In millions)
2010
Oil and gas production revenues	$4,300	$1,074	$3,372	$1,459	$1,606	$372	$—	$12,183
Operating Expenses:
Depreciation, depletion, and amortization
Recurring	1,163	294	754	408	304	160	—	3,083
Asset retirement obligation accretion	62	23	—	9	15	2	—	111
Lease operating expenses	924	334	298	185	168	123	—	2,032
Gathering and transportation	42	75	31	—	25	5	—	178
Taxes other than income	190	35	10	11	422	22	—	690

Operating Income(1)	$1,919	$313	$2,279	$846	$672	$60	$—	6,089

Other Expense:
Other								(91)
General and administrative								(380)
Merger, acquisitions & transition								(183)
Financing costs, net								(229)

Income Before Income Taxes								$5,206

Net Property and Equipment	$19,069	$7,497	$4,726	$3,495	$1,970	$1,336	$58	$38,151

Total Assets	$21,326	$8,273	$6,036	$3,831	$2,362	$1,537	$60	$43,425

Additions to Net Property and Equipment	$10,371	$5,277	$1,569	$925	$620	$274	$20	$19,056

(1)

Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. Canada’s operating loss for 2012 includes additional depletion of $1.9 billon to write-down the carrying value of oil and gas properties.

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

	United States	Canada	Egypt	Australia	North Sea	Argentina	Other International	Total
	(In millions, except per boe)
2012
Oil and gas production revenues	$6,226	$1,322	$4,554	$1,575	$2,751	$519	$—	$16,947

Operating cost:
Depreciation, depletion, and amortization
Recurring(1)	1,984	580	924	460	912	225	—	5,085
Additional	—	1,883	—	—	—	—	43	1,926
Asset retirement obligation accretion	112	41	—	17	58	4	—	232
Lease operating expenses	1,386	458	410	215	315	184	—	2,968
Gathering and transportation	69	163	39	—	24	8	—	303
Production taxes(2)	279	42	—	11	451	34	—	817
Income tax	851	(466)	1,527	262	614	22	—	2,810

	4,681	2,701	2,900	965	2,374	477	43	14,141

Results of operation	$1,545	$(1,379)	$1,654	$610	$377	$42	$(43)	$2,806

Amortization rate per boe	$17.24	$11.66	$13.81	$17.67	$32.65	$12.39	$—	$16.88

2011
Oil and gas production revenues	$6,103	$1,617	$4,791	$1,734	$2,091	$474	$—	$16,810

Operating cost:
Depreciation, depletion, and amortization
Recurring(1)	1,634	537	818	435	405	195	—	4,024
Additional	—	—	—	—	—	—	109	109
Asset retirement obligation accretion	97	26	—	10	17	4	—	154
Lease operating expenses	1,167	470	398	197	208	165	—	2,605
Gathering and transportation	64	165	35	—	25	7	—	296
Production taxes(2)	255	44	—	9	538	19	—	865
Income tax	1,025	95	1,699	325	557	29	—	3,730

	4,242	1,337	2,950	976	1,750	419	109	11,783

Results of operation	$1,861	$280	$1,841	$758	$341	$55	$(109)	$5,027

Amortization rate per boe	$15.55	$10.44	$11.63	$16.59	$20.21	$10.87	$—	$13.97

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Canada	Egypt	Australia	North Sea	Argentina	Other International	Total
	(In millions, except per boe)
2010
Oil and gas production revenues	$4,300	$1,074	$3,372	$1,459	$1,606	$372	$—	$12,183

Operating cost:
Depreciation, depletion, and amortization Recurring(1)	1,126	287	754	403	301	157	—	3,028
Asset retirement obligation accretion	62	23	—	9	15	2	—	111
Lease operating expenses	924	334	298	185	168	123	—	2,032
Gathering and transportation	42	75	31	—	25	5	—	178
Production taxes(2)	177	31	—	11	423	14	—	656
Income tax	699	82	1,099	255	337	25	—	2,497

	3,030	832	2,182	863	1,269	326	—	8,502

Results of operation	$1,270	$242	$1,190	$596	$337	$46	$—	$3,681

Amortization rate per boe	$13.23	$8.13	$11.05	$13.38	$14.42	$9.56	$—	$11.92

(1)	This amount only reflects DD&A of capitalized costs of oil and gas proved properties and, therefore, does not agree with DD&A reflected on Note 13 — Business Segment Information.

(2)	This amount only reflects amounts directly related to oil and gas producing properties and, therefore, does not agree with taxes other than income reflected on Note 13 — Business Segment Information.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Incurred in Oil and Gas Property Acquisitions, Exploration, and Development Activities

	United States	Canada	Egypt	Australia	North Sea	Argentina	Other International	Total
	(In millions)
2012
Acquisitions:
Proved	$1,076	$5	$28	$32	$110	$—	$—	$1,251
Unproved	2,329	—	—	—	26	—	—	2,355
Exploration	1,369	111	696	149	111	157	96	2,689
Development	4,465	762	394	915	837	161	2	7,536

Costs incurred(1)	$9,239	$878	$1,118	$1,096	$1,084	$318	$98	$13,831

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$215	$38	$16	$12	$24	$11	$—	$316
Asset retirement costs	473	245	—	207	89	18	—	1,032
2011
Acquisitions:
Proved	$368	$—	$(12)	$—	$2,399	$—	$—	$2,755
Unproved	116	33	2	48	476	—	13	688
Exploration	418	209	570	286	18	202	59	1,762
Development	2,832	883	344	429	941	156	2	5,587

Costs incurred(1)	$3,734	$1,125	$904	$763	$3,834	$358	$74	$10,792

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$152	$47	$18	$14	$—	$12	$—	$243
Asset retirement costs	380	228	—	125	678	—	—	1,411
2010
Acquisitions:
Proved	$5,604	$2,752	$325	$—	$—	$—	$—	$8,681
Unproved	2,497	542	145	32	—	—	—	3,216
Exploration	261	312	477	236	142	136	20	1,584
Development	1,724	611	290	496	475	131	—	3,727

Costs incurred(1)	$10,086	$4,217	$1,237	$764	$617	$267	$20	$17,208

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$52	$23	$10	$15	$—	$11	$—	$111
Asset retirement costs	1,099	98	—	93	—	16	—	1,306

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Costs

The following table sets forth the capitalized costs and associated accumulated depreciation, depletion, and amortization, including impairments, relating to the Company’s oil and gas production, exploration, and development activities:

	United States	Canada	Egypt	Australia	North Sea	Argentina	Other International	Total
	(In millions)
2012
Proved properties	$40,163	$13,477	$7,165	$6,319	$8,401	$2,706	$152	$78,383
Unproved properties	5,641	1,059	686	284	626	382	76	8,754

	45,804	14,536	7,851	6,603	9,027	3,088	228	87,137
Accumulated DD&A	(17,968)	(8,899)	(4,474)	(2,478)	(3,445)	(1,562)	(152)	(38,978)

	$27,836	$5,637	$3,377	$4,125	$5,582	$1,526	$76	$48,159

2011
Proved properties	$33,905	$12,619	$6,117	$5,183	$7,430	$2,442	$109	$67,805
Unproved properties	2,690	1,093	615	270	513	327	22	5,530

	36,595	13,712	6,732	5,453	7,943	2,769	131	73,335
Accumulated DD&A	(16,013)	(6,506)	(3,672)	(2,061)	(2,550)	(1,343)	(109)	(32,254)

	$20,582	$7,206	$3,060	$3,392	$5,393	$1,426	$22	$41,081

Costs Not Being Amortized

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2012, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2012	2011	2010	2009 and Prior
	(In millions)
Property acquisition costs	$6,998	$3,558	$981	$2,146	$313
Exploration and development	1,550	1,108	368	16	58
Capitalized interest	206	48	27	55	76

Total	$8,754	$4,714	$1,376	$2,217	$447

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

	Crude Oil, Condensate and Natural Gas Liquids							Natural Gas							Total
	(Thousands of barrels)							(Millions of cubic feet)							(Thousands
	United States	Canada	Egypt	Australia	North Sea	Argentina	Total	United States	Canada	Egypt	Australia	North Sea	Argentina	Total	barrels of oil equivalent)
Proved developed reserves:
December 31, 2009	373,010	89,222	97,787	34,662	142,022	25,985	762,688	1,785,155	1,436,151	838,000	699,963	4,851	473,145	5,237,265	1,635,565
December 31, 2010	514,537	113,993	109,657	48,072	115,705	22,458	924,422	2,284,116	2,181,615	748,573	682,763	4,144	462,206	6,363,417	1,984,991
December 31, 2011	535,741	105,102	105,840	35,725	145,743	21,940	950,091	2,215,973	2,108,801	700,866	675,618	105,028	447,132	6,253,418	1,992,327
December 31, 2012	629,345	101,691	106,746	29,053	122,073	20,852	1,009,760	2,353,587	1,734,657	690,436	596,052	93,319	365,054	5,833,105	1,981,945
Proved undeveloped reserves:
December 31, 2009	150,627	57,552	17,806	43,779	29,692	5,104	304,560	652,766	869,197	321,141	661,478	—	54,184	2,558,766	731,021
December 31, 2010	244,478	60,997	17,470	18,064	38,663	4,641	384,313	988,869	1,310,352	328,344	805,735	—	70,465	3,503,765	968,274
December 31, 2011	258,306	67,939	22,195	32,220	32,924	5,800	419,384	760,238	1,438,710	282,100	893,966	3,414	90,427	3,468,855	997,527
December 31, 2012	263,957	82,908	17,288	34,808	28,399	3,857	431,217	832,320	403,227	205,055	1,074,018	18,985	97,496	2,631,101	869,734
Total proved reserves:
Balance December 31, 2009	523,637	146,774	115,593	78,441	171,714	31,089	1,067,248	2,437,921	2,305,348	1,159,141	1,361,441	4,851	527,329	7,796,031	2,366,586
Extensions, discoveries and other additions	72,928	6,816	41,205	4,452	3,383	426	129,210	102,180	274,755	46,692	199,958	166	71,632	695,383	245,108
Purchase of minerals in-place	195,131	42,440	11,261	—	—	—	248,832	951,654	1,064,618	49,044	—	—	—	2,065,316	593,051
Revisions of previous estimates	7,597	(14,592)	(4,723)	—	—	379	(11,339)	47,989	(8,211)	(41,137)	—	—	1,173	(186)	(11,370)
Production	(40,278)	(6,375)	(36,209)	(16,757)	(20,729)	(4,795)	(125,143)	(266,759)	(144,542)	(136,823)	(72,901)	(873)	(67,463)	(689,361)	(240,037)
Sale of properties	—	(73)	—	—	—	—	(73)	—	(1)	—	—	—	—	(1)	(73)

Balance December 31, 2010	759,015	174,990	127,127	66,136	154,368	27,099	1,308,735	3,272,985	3,491,967	1,076,917	1,488,498	4,144	532,671	9,867,182	2,953,265
Extensions, discoveries and other additions	89,591	22,602	45,039	15,762	404	5,014	178,412	169,506	505,049	77,049	148,640	475	81,274	981,993	342,078
Purchase of minerals in-place	5,683	752	—	—	43,803	—	50,238	67,595	8,838	—	—	104,658	—	181,091	80,420
Revisions of previous estimates	(7,191)	(16,343)	(6,185)	—	—	232	(29,487)	(7,716)	(133,359)	(37,623)	—	—	1,107	(177,591)	(59,086)
Production	(51,658)	(7,376)	(37,946)	(13,953)	(19,908)	(4,605)	(135,446)	(315,631)	(230,880)	(133,377)	(67,554)	(835)	(77,493)	(825,770)	(273,074)
Sale of properties	(1,393)	(1,584)	—	—	—	—	(2,977)	(210,528)	(94,104)	—	—	—	—	(304,632)	(53,749)

Balance December 31, 2011	794,047	173,041	128,035	67,945	178,667	27,740	1,369,475	2,976,211	3,547,511	982,966	1,569,584	108,442	537,559	9,722,273	2,989,854
Extensions, discoveries and other additions	156,621	26,590	36,188	6,277	592	1,133	227,401	365,863	252,130	55,967	176,969	16,397	2,623	869,949	372,393
Purchase of minerals in-place	16,172	197	—	276	2,374	—	19,019	313,885	2,503	—	1,745	8,494	—	326,627	73,457
Revisions of previous estimates	(12,033)	(7,146)	(3,678)	(66)	(7,257)	502	(29,678)	(156,840)	(1,443,989)	(13,974)	101	—	496	(1,614,206)	(298,712)
Production	(61,361)	(8,083)	(36,511)	(10,571)	(23,904)	(4,666)	(145,096)	(312,600)	(219,849)	(129,468)	(78,329)	(21,029)	(78,128)	(839,403)	(284,997)
Sale of properties	(144)	—	—	—	—	—	(144)	(612)	(422)	—	—	—	—	(1,034)	(316)

Balance December 31, 2012	893,302	184,599	124,034	63,861	150,472	24,709	1,440,977	3,185,907	2,137,884	895,491	1,670,070	112,304	462,550	8,464,206	2,851,679

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2012, Apache added 73 MMboe of estimated proved reserves through purchases of minerals in-place. The Company recorded 68 MMboe in connection with the acquisition of Cordillera. Other individually insignificant acquisitions added 6 MMboe across several regions. During 2012, Apache also added 372 MMboe from extensions, discoveries and other additions. In the U.S., the Company recorded 218 MMboe primarily associated with drilling successes in the Permian and Anadarko basins, which added 104 MMboe and 77 MMboe, respectively; 23 MMboe from appraisal drilling in the deepwater Gulf of Mexico; and 14 MMboe from various drilling programs in other U.S. regions. In Canada, additions of 69 MMboe were primarily a result of drilling activity for liquids-rich gas targets in the Kaybob field area and shallow oil drilling in Brownfield and Consort field areas. Egypt contributed 46 MMboe from exploration activity in the West Kalabsha, Matruh and Ras Kanayes concessions along with continued development of the Razzak and Abu Gharadig fields and several waterflood projects in the East Bahariya concession. Australia additions of 36 MMboe were primarily from two discoveries and two appraisal wells in the Carnarvon basin offshore Western Australia. Various drilling programs in Argentina and North Sea regions combined to contribute 5 MMboe.

Approximately 15 percent of Apache’s year-end 2012 estimated proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons. These reserves are considered to be a lower tier of reserves than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. Additional capital may have to be spent to access these reserves. The capital and economic impact of production timing are reflected in this Note 14, under “Future Net Cash Flows.”

Driven by the significant decline in North America natural gas prices, a portion of our proved reserves fell below the threshold for economic development during 2012 and were removed from our proved reserves balance, resulting in negative revisions of 299 MMboe for the year.

Future Net Cash Flows

Future cash inflows as of December 31, 2012 and 2011 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

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

	United States	Canada	Egypt	Australia	North Sea	Argentina	Total
	(In millions)
2012
Cash inflows	$84,060	$20,512	$16,210	$20,823	$16,732	$3,010	$161,347
Production costs	(27,230)	(8,543)	(2,126)	(4,896)	(8,451)	(1,162)	(52,408)
Development costs	(6,768)	(2,916)	(1,756)	(2,484)	(3,053)	(248)	(17,225)
Income tax expense	(12,740)	(754)	(4,246)	(3,172)	(3,163)	(141)	(24,216)

Net cash flows	37,322	8,299	8,082	10,271	2,065	1,459	67,498
10 percent discount rate	(19,464)	(4,472)	(2,107)	(6,361)	(98)	(443)	(32,945)

Discounted future net cash flows(1)	$17,858	$3,827	$5,975	$3,910	$1,967	$1,016	$34,553

2011
Cash inflows	$85,041	$27,727	$17,092	$20,579	$19,012	$3,082	$172,533
Production costs	(25,379)	(13,142)	(2,467)	(3,588)	(8,810)	(1,190)	(54,576)
Development costs	(6,493)	(3,274)	(1,909)	(3,124)	(3,003)	(232)	(18,035)
Income tax expense	(15,351)	(972)	(4,565)	(3,455)	(4,453)	(184)	(28,980)

Net cash flows	37,818	10,339	8,151	10,412	2,746	1,476	70,942
10 percent discount rate	(20,311)	(4,956)	(2,168)	(6,624)	(493)	(443)	(34,995)

Discounted future net cash flows(1)	$17,507	$5,383	$5,983	$3,788	$2,253	$1,033	$35,947

(1)	Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $48.2 billion and $52.3 billion as of December 31, 2012 and 2011, respectively.

The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2012	2011	2010
	(In millions)
Sales, net of production costs	$(12,589)	$(13,152)	$(9,152)
Net change in prices and production costs	(1,941)	12,167	13,006
Discoveries and improved recovery, net of related costs	6,742	6,751	5,147
Change in future development costs	(935)	(2,250)	(1,637)
Previously estimated development costs incurred during the period	4,359	2,479	1,355
Revision of quantities	(4,065)	(1,475)	(1,905)
Purchases of minerals in-place	1,181	2,139	7,794
Accretion of discount	5,234	4,161	2,439
Change in income taxes	2,711	(4,303)	(4,535)
Sales of properties	(3)	(1,285)	(3)
Change in production rates and other	(2,088)	273	182

	$(1,394)	$5,505	$12,691

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
2012
Revenues and other	$4,536	$3,972	$4,179	$4,391	$17,078
Expenses	3,739	3,616	3,999	3,723	15,077

Net income	$797	$356	$180	$668	$2,001

Income attributable to common stock	$778	$337	$161	$649	$1,925

Net income per common share(1):
Basic	$2.02	$0.87	$0.41	$1.66	$4.95

Diluted	$2.00	$0.86	$0.41	$1.64	$4.92

2011
Revenues and other	$3,925	$4,338	$4,328	$4,297	$16,888
Expenses	2,791	3,079	3,326	3,108	12,304

Net income	$1,134	$1,259	$1,002	$1,189	$4,584

Income attributable to common stock	$1,115	$1,240	$983	$1,170	$4,508

Net income per common share(1):
Basic	$2.91	$3.23	$2.56	$3.05	$11.75

Diluted	$2.86	$3.17	$2.50	$2.98	$11.47

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$4,237	$—	$12,710	$—	$16,947
Equity in net income (loss) of affiliates	1,523	(737)	248	(1,034)	—
Other	(80)	69	146	(4)	131

	5,680	(668)	13,104	(1,038)	17,078

OPERATING EXPENSES:
Depreciation, depletion, and amortization	1,391	—	5,718	—	7,109
Asset retirement obligation accretion	76	—	156	—	232
Lease operating expenses	957	—	2,011	—	2,968
Gathering and transportation	51	—	252	—	303
Taxes other than income	185	—	677	—	862
General and administrative	425	—	110	(4)	531
Merger, acquisitions & transition	25	—	6	—	31
Financing costs, net	94	(20)	91	—	165

	3,204	(20)	9,021	(4)	12,201

INCOME (LOSS) BEFORE INCOME TAXES	2,476	(648)	4,083	(1,034)	4,877
Provision (benefit) for income taxes	475	(159)	2,560	—	2,876

NET INCOME (LOSS)	2,001	(489)	1,523	(1,034)	2,001
Preferred stock dividends	76	—	—	—	76

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,925	$(489)	$1,523	$(1,034)	$1,925

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,803	$(489)	$1,523	$(1,034)	$1,803

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$4,380	$—	$12,430	$—	$16,810
Equity in net income (loss) of affiliates	3,590	234	46	(3,870)	—
Other	9	125	(52)	(4)	78

	7,979	359	12,424	(3,874)	16,888

OPERATING EXPENSES:
Depreciation, depletion, and amortization	1,257	—	2,947	—	4,204
Asset retirement obligation accretion	70	—	84	—	154
Lease operating expenses	794	—	1,811	—	2,605
Gathering and transportation	51	—	245	—	296
Taxes other than income	170	—	729	—	899
General and administrative	365	—	98	(4)	459
Merger, acquisitions & transition	14	—	6	—	20
Financing costs, net	149	(18)	27	—	158

	2,870	(18)	5,947	(4)	8,795

INCOME (LOSS) BEFORE INCOME TAXES	5,109	377	6,477	(3,870)	8,093
Provision (benefit) for income taxes	525	97	2,887	—	3,509

NET INCOME (LOSS)	4,584	280	3,590	(3,870)	4,584
Preferred stock dividends	76	—	—	—	76

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$4,508	$280	$3,590	$(3,870)	$4,508

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$4,640	$280	$3,590	$(3,870)	$4,640

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$3,665	$—	$8,518	$—	$12,183
Equity in net income (loss) of affiliates	2,265	81	(7)	(2,339)	—
Other	27	(1)	(113)	(4)	(91)

	5,957	80	8,398	(2,343)	12,092

OPERATING EXPENSES:
Depreciation, depletion, and amortization	1,041	—	2,042	—	3,083
Asset retirement obligation accretion	57	—	54	—	111
Lease operating expenses	797	—	1,235	—	2,032
Gathering and transportation	42	—	136	—	178
Taxes other than income	140	—	550	—	690
General and administrative	273	—	111	(4)	380
Merger, acquisitions & transition	183	—	—	—	183
Financing costs, net	158	(19)	90	—	229

	2,691	(19)	4,218	(4)	6,886

INCOME (LOSS) BEFORE INCOME TAXES	3,266	99	4,180	(2,339)	5,206
Provision (benefit) for income taxes	234	25	1,915	—	2,174

NET INCOME (LOSS)	3,032	74	2,265	(2,339)	3,032
Preferred stock dividends	32	—	—	—	32

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$3,000	$74	$2,265	$(2,339)	$3,000

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$3,149	$74	$2,265	$(2,339)	$3,149

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,357	$(40)	$6,187	$—	$8,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(3,313)	—	(5,468)	—	(8,781)
Additions to gas gathering, transmission, and processing facilities	(48)	—	(702)	—	(750)
Acquisition of Cordillera	(2,666)	—	—	—	(2,666)
Equity investment in Yara Pilbara Holdings Pty Limited	—	—	(439)	—	(439)
Acquisitions, other	(66)	—	(186)	—	(252)
Proceeds from sale of oil and gas properties	25	—	2	—	27
Investment in subsidiaries, net	(657)	—	—	657	—
Other	(450)	—	(113)	—	(563)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,175)	—	(6,906)	657	(13,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	502	—	47	—	549
Intercompany borrowings	—	—	697	(697)	—
Fixed rate debt borrowings	4,978	—	—	—	4,978
Payments on fixed rate debt	(400)	—	—	—	(400)
Dividends paid	(332)	—	—	—	(332)
Other	29	35	(114)	40	(10)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,777	35	630	(657)	4,785

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41)	(5)	(89)	—	(135)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41	5	249	—	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$160	$—	$160

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY OPERATING ACTIVITIES	$2,191	$13	$7,749	$—	$9,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,478)	—	(4,936)	—	(6,414)
Additions to gas gathering, transmission, and processing facilities	—	—	(664)	—	(664)
Acquisition of Mobil North Sea	—	—	(1,246)	—	(1,246)
Acquisitions, other	(448)	—	(119)	—	(567)
Proceeds from sales of oil and gas properties	204	—	218	—	422
Investment in and advances to subsidiaries, net	772	—	—	(772)	—
Other	(81)	—	(95)	—	(176)

NET CASH USED IN INVESTING ACTIVITIES	(1,031)	—	(6,842)	(772)	(8,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	(927)	—	2	—	(925)
Intercompany borrowings	—	(1)	(763)	764	—
Dividends paid	(306)	—	—	—	(306)
Other	108	(7)	(25)	8	84

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,125)	(8)	(786)	772	(1,147)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35	5	121	—	161
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6	—	128	—	134

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41	$5	$249	$—	$295

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,848)	$(100)	$8,674	$—	$6,726

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,552)	—	(2,855)	—	(4,407)
Additions to gas gathering, transmission, and processing facilities	(4)	—	(511)	—	(515)
Acquisitions of Devon properties	(1,018)	—	—	—	(1,018)
Acquisitions of BP properties	—	—	(6,429)	—	(6,429)
Mariner Energy, Inc. merger	—	—	(787)	—	(787)
Acquisitions, other	—	—	(126)	—	(126)
Investment in and advances to subsidiaries, net	(2,853)	—	—	2,853	—
Other	(72)	—	(49)	—	(121)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,499)	—	(10,757)	2,853	(13,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	928	—	(960)	—	(32)
Intercompany borrowings	—	2	2,720	(2,722)	—
Fixed-rate debt borrowings	2,470	—	—	—	2,470
Payments on fixed-rate notes	—	—	(1,023)	—	(1,023)
Proceeds from issuance of common stock	2,258	—	—	—	2,258
Proceeds from issuance of mandatory convertible preferred stock	1,227	—	—	—	1,227
Dividends paid	(226)	—	—	—	(226)
Other	49	96	75	(131)	89

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,706	98	812	(2,853)	4,763

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(641)	(2)	(1,271)	—	(1,914)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	647	2	1,399	—	2,048

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6	$—	$128	$—	$134

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$160	$—	$160
Receivables, net of allowance	876	—	2,210	—	3,086
Inventories	95	—	813	—	908
Drilling advances	21	1	562	—	584
Derivative instruments	31	—	—	—	31
Prepaid assets and other	3,868	—	(3,675)	—	193

	4,891	1	70	—	4,962

PROPERTY AND EQUIPMENT, NET	18,517	—	34,763	—	53,280

OTHER ASSETS:
Intercompany receivable, net	4,628	—	(2,917)	(1,711)	—
Equity in affiliates	21,047	934	97	(22,078)	—
Goodwill, net	173	—	1,116	—	1,289
Deferred charges and other	152	1,002	1,052	(1,000)	1,206

	$49,408	$1,937	$34,181	$(24,789)	$60,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$639	$1	$2,163	$(1,711)	$1,092
Current debt	912	—	78	—	990
Asset retirement obligation	471	—	7	—	478
Derivative instruments	96	—	20	—	116
Other current liabilities	893	3	1,964	—	2,860

	3,011	4	4,232	(1,711)	5,536

LONG-TERM DEBT	10,706	647	2	—	11,355

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	2,990	5	5,029	—	8,024
Asset retirement obligation	992	—	3,108	—	4,100
Other	378	250	763	(1,000)	391

	4,360	255	8,900	(1,000)	12,515

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY	31,331	1,031	21,047	(22,078)	31,331

	$49,408	$1,937	$34,181	$(24,789)	$60,737

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41	$5	$249	$—	$295
Receivables, net of allowance	773	—	2,306	—	3,079
Inventories	51	—	604	—	655
Drilling advances	11	—	218	—	229
Derivative instruments	113	—	191	—	304
Prepaid assets and other	3,859	—	(3,618)	—	241

	4,848	5	(50)	—	4,803

PROPERTY AND EQUIPMENT, NET	12,262	—	33,186	—	45,448

OTHER ASSETS:
Intercompany receivable, net	3,931	—	(1,908)	(2,023)	—
Equity in affiliates	20,214	1,372	99	(21,685)	—
Goodwill, net	—	—	1,114	—	1,114
Deferred charges and other	158	1,002	526	(1,000)	686

	$41,413	$2,379	$32,967	$(24,708)	$52,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$609	$1	$2,461	$(2,023)	$1,048
Current debt	400	—	31	—	431
Asset retirement obligation	434	—	13	—	447
Derivative instruments	76	—	37	—	113
Other current liabilities	614	5	2,305	—	2,924

	2,133	6	4,847	(2,023)	4,963

LONG-TERM DEBT	6,137	647	1	—	6,785

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	2,622	5	4,570	—	7,197
Asset retirement obligation	936	—	2,504	—	3,440
Other	592	250	831	(1,000)	673

	4,150	255	7,905	(1,000)	11,310

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY	28,993	1,471	20,214	(21,685)	28,993

	$41,413	$2,379	$32,967	$(24,708)	$52,051

Board of Directors	Officers

G. Steven Farris(1)	G. Steven Farris
Chairman and Chief Executive Officer,	Chairman and Chief Executive Officer
Apache Corporation
Roger B. Plank
Randolph M. Ferlic, M.D.(1)(2)	President and Chief Corporate Officer
Founder and Former President,
Surgical Services of the Great Plains, P.C.	Rodney J. Eichler
President and Chief Operating Officer
Eugene C. Fiedorek(2)
Private Investor, Co-Founder and Former President	Michael S. Bahorich
and Managing Director,	Executive Vice President and Chief
EnCap Investments L.C.	Technology Officer

Thomas P. Chambers
A.D. Frazier, Jr.(3)(5)	Executive Vice President and Chief Financial Officer
President, Georgia Oak Partners
Margery M. Harris
Patricia Albjerg Graham(4)	Executive Vice President — Human Resources
Charles Warren Professor of the
History of Education Emerita,	Jon A. Jeppesen
Harvard University	Executive Vice President — Gulf of Mexico Regions

Scott D. Josey(1)	P. Anthony Lannie
Private Investor, Former Chairman	Executive Vice President and General Counsel
and Chief Executive Officer
Mariner Energy, Inc.	W. Kregg Olson
Executive Vice President — Corporate Reservoir Engineering
Chansoo Joung(2)(4)
Senior Advisor and Former Partner,	Thomas E. Voytovich
Warburg Pincus LLC	Executive Vice President — International Operations

John A. Kocur(1)(3)(4)	Matthew W. Dundrea
Attorney at Law; Former Vice Chairman of the Board,	Senior Vice President — Treasury and Administration
Apache Corporation
Robert J. Dye
George D. Lawrence(1)(3)	Senior Vice President — Global Communication and
Private Investor; Former Chief Executive Officer,	Corporate Affairs
The Phoenix Resource Companies, Inc.
Alfonso Leon
William C. Montgomery(3)(5)	Senior Vice President and Chief of Staff
Managing Director, Quantum Energy Partners
Janine J. McArdle
Rodman D. Patton(2)	Senior Vice President — Gas Monetization
Former Managing Director,
Merrill Lynch Energy Group	Sarah B. Teslik
Senior Vice President — Policy and Governance
Charles J. Pitman(4)(5)
Former Regional President — Middle East/	John R. Bedingfield
Caspian/Egypt/India, BP Amoco plc	Vice President — Worldwide Exploration and New Ventures

David L. French
Vice President — Business Development

Jon A. Graham
Vice President — Environmental, Health and Safety

Rodney A. Gryder
Vice President — Audit

Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller

Aaron S. G. Merrick
Vice President — Information Technology

Urban F. O’Brien
Vice President — Government Affairs

F. Brady Parish, Jr Vice President of Investor Relations

Jon W. Sauer Vice President — Tax

Cheri L. Peper Corporate Secretary

(1)	Executive Committee
(2)	Audit Committee
(3)	Management Development and Compensation Committee
(4)	Corporate Governance and Nominating Committee
(5)	Stock Plan Committee

Shareholder Information

Stock Data

	Price Range		Dividends per Share
	High	Low	Declared	Paid
2012
First Quarter	$112.09	$91.48	$0.17	$0.15
Second Quarter	102.13	77.93	0.17	0.17
Third Quarter	94.87	81.55	0.17	0.17
Fourth Quarter	89.08	74.50	0.17	0.17
2011
First Quarter	$132.50	$110.29	$0.15	$0.15
Second Quarter	134.13	114.94	0.15	0.15
Third Quarter	129.26	80.05	0.15	0.15
Fourth Quarter	105.64	73.04	0.15	0.15

The Company has paid cash dividends on its common stock for 48 consecutive years through December 31, 2012. Future dividend payments will depend upon the Company’s level of earnings, financial requirements and other relevant factors.

Apache common stock is listed on the New York and Chicago stock exchanges and the NASDAQ National Market (symbol APA). At December 31, 2012, the Company’s shares of common stock outstanding were held by approximately 5,300 shareholders of record and 386,000 beneficial owners. Also listed on the New York Stock Exchange are:

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

Annual Meeting

Apache will hold its annual meeting of shareholders on Thursday, May 16, 2013, at 10:00 a.m. in the Ballroom, Hilton Houston Post Oak, 2001 Post Oak Boulevard, Houston, Texas. Apache plans to web cast the annual meeting live; connect through the Apache web site: www.apachecorp.com

Stock Held in “Street Name”

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

Investor Relations

Shareholders, brokers, securities analysts, or portfolio managers seeking information about the Company are welcome to contact F. Brady Parish, Jr., Vice President of Investor Relations, at (713) 296-6472.

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

Amendment No. 1, dated August 2, 2010, to Agreement and Plan of Merger, dated April 14, 2010, by and among Registrant, ZMZ Acquisitions LLC, and Mariner Energy, Inc.(incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated August 2, 2010, filed on August 3, 2010, SEC File No. 001-4300) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

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

EXHIBIT NO.		DESCRIPTION
3.3	–

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

4.3	–	Form of 3.625% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.4	–	Form of 5.250% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.5	–	Form of 5.100% Notes due 2040 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated August 17, 2010, filed on August 20, 2010, SEC File No. 001-4300).

4.6	–	Form of 1.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.7	–	Form of 3.25% Note due 2022 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.8	–	Form of 4.75% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.9	–	Form of 2.625% Notes due 2023 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

4.10	–	Form of 4.250% Notes due 2044 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
4.11	–

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

4.12	–

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

4.13	–

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

4.14	–

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

4.15	–

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

4.16	–

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

4.17	–

Deposit Agreement, dated as of July 28, 2010, between Registrants and Wells Fargo Bank, N.A., as depositary, on behalf of all holders from time to time of the receipts issued there under (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
4.18	–

Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Exhibit A to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).

4.19	–

Senior Indenture, dated May 19, 2011, between Registrant and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Corporation (incorporated by reference to Exhibit 4.14 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.20	–

Senior Indenture, dated May 19, 2011, among Apache Finance Pty Ltd, Apache Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Finance Pty Ltd and the related guarantees (incorporated by reference to Exhibit 4.16 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.21	–

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

4.22	–

Form of Apache Corporation November 10, 2010 First Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.23	–

Form of Apache Corporation November 10, 2010 Second Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.24	–

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

Credit Agreement, dated August 13, 2010, among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., Bank of America, N.A. and Goldman Sachs Bank USA, as Co-Syndication Agents, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Banc of America Securities, LLC and Goldman Sachs Bank USA, as Co-Lead Arrangers and Joint Bookrunners, and the lenders party thereto (excluding exhibits and schedules) (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 16, 2010).

10.10	–

Credit Agreement, dated August 12, 2011, among Registrant, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., Bank of America, N.A., and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 18, 2011, SEC File No. 001-4300).

10.11	–

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

EXHIBIT NO.		DESCRIPTION
10.12	–

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

10.13	–

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

†10.14	–

Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

†10.15	–

First Amendment to Apache Corporation Corporate Incentive Compensation Plan A, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.16	–

Apache Corporation Corporate Incentive Compensation Plan B (Strategic Objectives Format), dated July 16, 1998 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

†10.17	–

First Amendment to Apache Corporation Corporate Incentive Compensation Plan B, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.18	–

Apache Corporation 401(k) Savings Plan, as amended and restated, dated October 28, 2010 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2010, SEC File No. 001-4300).

†10.19	–

Amendment to Apache Corporation 401(k) Savings Plan, dated December 30, 2010, effective as of November 10, 2010, except as otherwise specified (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2010, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.20	–

Amendment to Apache Corporation 401(k) Savings Plan, dated August 31, 2011, effective September 1, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, SEC File No. 001-4300).

†10.21	–

Amendment to Apache Corporation 401(k) Savings Plan, dated December 19, 2011, effective January 1, 2012, except as otherwise specified (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2011, SEC File No. 001-4300).

*†10.22	–	Amendment to Apache Corporation 401(k) Savings Plan, dated November 8, 2012, effective January 1, 2012.

†10.23	–

Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated July 14, 2010, except as otherwise specified (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

†10.24	–

Amendment to Apache Corporation Non-Qualified Retirement/Savings Plan of Apache Corporation, dated December 19, 2011, effective January 1, 2012 (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report Form 10-K for year ended December 31, 2011, SEC File No. 001-4300).

*†10.25	–	Amendment to Non-Qualified Retirement/Savings Plan of Apache Corporation, dated November 8, 2012, effective January 1, 2013.

†10.26	–

Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, dated November 7, 2011, effective January 1, 2012 (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, dated December 21, 2011, Reg. No. 333-178672).

*†10.27	–	Amendment to Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, dated November 8, 2012, effective January 1, 2013.

†10.28	–

Apache Corporation 2011 Omnibus Equity Compensation Plan, effective May 5, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 11, 2011, SEC File No. 001-4300).

†10.29	–

Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated May 4, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.30	–

Apache Corporation 1998 Stock Option Plan, as amended and restated May 5, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.31	–

Apache Corporation 2000 Stock Option Plan, as amended and restated May 5, 2011 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.32	–

Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated May 4, 2011 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2011, SEC File No. 001-4300).

†10.33	–

Apache Corporation 2005 Stock Option Plan, as amended and restated May 5, 2011 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on
Form 10-Q for quarter ended March 31, 2011, Commission File No. 001-4300).

†10.34	–

Apache Corporation 2005 Share Appreciation Plan, as amended and restated August 14, 2008 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Commission File No. 001-4300).

†10.35	–

Apache Corporation 2008 Share Appreciation Program Specifications, pursuant to Apache Corporation 2007 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC File No. 001-4300).

†10.36	–

Apache Corporation Executive Restricted Stock Plan, as amended and restated November 19, 2008 (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.37	–

Apache Corporation Income Continuance Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

*†10.38	–	Apache Corporation Deferred Delivery Plan, as amended and restated February 5, 2013.

*†10.39	–	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated February 6, 2013.

*†10.40	–	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated February 6, 2013.

†10.41	–

Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007, SEC File No. 001-4300).

†10.42	–

Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, dated May 5, 2011, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.43	–

Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, as amended and restated July 19, 2012, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, SEC File No. 001-4300).

†10.44	–

Restated Employment and Consulting Agreement, dated January 15, 2009, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 15, 2009, filed January 16, 2009, SEC File No. 001-4300).

†10.45	–

Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1990, SEC File No. 001-4300).

†10.46	–

Employment Agreement between Registrant and G. Steven Farris, dated June 6, 1988, and First Amendment, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.47	–

Amended and Restated Conditional Stock Grant Agreement, dated September 15, 2005, effective January 1, 2005, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.06 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, SEC File No. 001-4300).

†10.48	–

Restricted Stock Unit Award Agreement, dated May 8, 2008, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008, SEC File No. 001-4300).

†10.49	–

Form of Restricted Stock Unit Award Agreement, dated February 12, 2009, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 12, 2009, filed February 18, 2009, SEC File No. 001-4300).

†10.50	–

Amendment to Restricted Stock Unit Award Agreement, dated March 7, 2011, between Registrant and John A. Crum (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report Form 8-K/A filed March 8, 2011, SEC File No. 001-4300).

†10.51	–

Resignation Agreement, dated March 7, 2011 between Registrant and John A. Crum (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K/A filed March 8, 2011, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.52	–

Form of Restricted Stock Unit Award Agreement, dated November 18, 2009, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.53	–

Form of Restricted Stock Unit Grant Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.54	–

Form of Stock Option Award Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.55	–

Form of 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.56	–

Form of First Amendment, effective May 5, 2010, to 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 11, 2010, SEC File No. 001-4300).

†10.57	–

Form of Restricted Stock Unit Award Agreement, dated January 15, 2010, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.58	–

Form of 2011 Performance Program Agreement, dated January 7, 2011, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, Roger B. Plank, Michael S. Bahorich, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2011, SEC File No. 001-4300).

†10.59	–

Restricted Stock Unit Award Agreement, dated February 9, 2011, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2011, SEC File No. 001-4300).

†10.60	–

Form of 2012 Performance Program Agreement, dated January 11, 2012, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, P. Anthony Lannie, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2012, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.61	–

Form of 2013 Performance Program Agreement, dated January 9, 2013, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2012, SEC File No. 001-4300).

*12.1	–	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

14.1	–

Code of Business Conduct, as amended and restated November 15, 2011 (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2011, SEC File No. 001-4300).

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