Form 10-Q
period 2013-03-31
APACHE CORP
filed 2013-05-09
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2013	391,856,428

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited)

	For the Quarter Ended March 31,
	2013	2012
	(In millions, except per share data)
REVENUES AND OTHER:
Oil and gas production revenues	$4,146	$4,457
Other	(70)	79

	4,076	4,536

OPERATING EXPENSES:
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	1,265	1,135
Additional	65	521
Other assets	105	84
Asset retirement obligation accretion	65	55
Lease operating expenses	771	673
Gathering and transportation	74	77
Taxes other than income	242	257
General and administrative	116	128
Merger, acquisitions & transition	—	6
Financing costs, net	53	40

	2,756	2,976

INCOME BEFORE INCOME TAXES	1,320	1,560
Current income tax provision	497	725
Deferred income tax provision	106	38

NET INCOME	717	797
Preferred stock dividends	19	19

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$698	$778

NET INCOME PER COMMON SHARE
Basic	$1.78	$2.02
Diluted	$1.76	$2.00
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	392	385
Diluted	408	399
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.17

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	For The Quarter Ended March 31,
	2013	2012
	(In millions)
NET INCOME	$717	$797
OTHER COMPREHENSIVE LOSS:
Commodity cash flow hedge activity, net of tax:
Reclassification of (gain) loss on settled derivative instruments	6	(34)
Change in fair value of derivative instruments	(8)	1

	(2)	(33)

COMPREHENSIVE INCOME	715	764
Preferred stock dividends	19	19

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$696	$745

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Quarter Ended March 31,
	2013	2012
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$717	$797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,435	1,740
Asset retirement obligation accretion	65	55
Provision for deferred income taxes	106	38
Other	35	18
Changes in operating assets and liabilities:
Receivables	(12)	(82)
Inventories	51	67
Drilling advances	222	(136)
Deferred charges and other	(6)	(11)
Accounts payable	57	(67)
Accrued expenses	(33)	(426)
Deferred credits and noncurrent liabilities	(16)	14

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,621	2,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(2,546)	(1,705)
Additions to gas gathering, transmission, and processing facilities	(256)	(262)
Proceeds from Kitimat LNG transaction, net	405	—
Acquisition of Yara Pilbara Holdings Pty Limited	—	(439)
Acquisitions, other	(148)	(200)
Other, net	(47)	(36)

NET CASH USED IN INVESTING ACTIVITIES	(2,592)	(2,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	133	657
Dividends paid	(86)	(77)
Other	12	5

NET CASH PROVIDED BY FINANCING ACTIVITIES	59	585

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	88	(50)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	160	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$248	$245

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$62	$88
Income taxes paid, net of refunds	487	809

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2013	December 31, 2012
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$248	$160
Receivables, net of allowance	3,106	3,086
Inventories	885	908
Drilling advances	365	584
Derivative instruments	16	31
Prepaid assets and other	228	193

	4,848	4,962

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	80,631	78,383
Unproved properties and properties under development, not being amortized	8,574	8,754
Gathering, transmission and processing facilities	6,293	5,955
Other	1,078	1,055

	96,576	94,147
Less: Accumulated depreciation, depletion and amortization	(42,287)	(40,867)

	54,289	53,280

OTHER ASSETS:
Goodwill	1,369	1,289
Deferred charges and other	1,286	1,206

	$61,792	$60,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,226	$1,092
Current debt	994	990
Current asset retirement obligation	468	478
Derivative instruments	151	116
Other current liabilities	2,723	2,860

	5,562	5,536

LONG-TERM DEBT	11,485	11,355

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	8,163	8,024
Asset retirement obligation	4,197	4,100
Other	398	391

	12,758	12,515

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, 6% Cumulative Mandatory Convertible, Series D, $1,000 per share liquidation preference, 1,265,000 shares issued and outstanding	1,227	1,227
Common stock, $0.625 par, 860,000,000 shares authorized, 392,914,549 and 392,712,245 shares issued, respectively	245	245
Paid-in capital	9,897	9,859
Retained earnings	20,781	20,161
Treasury stock, at cost, 1,070,654 and 1,071,475 shares, respectively	(30)	(30)
Accumulated other comprehensive loss	(133)	(131)

	31,987	31,331

	$61,792	$60,737

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Unaudited)

	Series D Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(In millions)
BALANCE AT DECEMBER 31, 2011	$1,227	$241	$9,066	$18,500	$(32)	$(9)	$28,993
Net income	—	—	—	797	—	—	797
Commodity hedges, net of tax	—	—	—	—	—	(33)	(33)
Dividends:
Preferred	—	—	—	(19)	—	—	(19)
Common ($0.17 per share)	—	—	—	(65)	—	—	(65)
Common stock activity, net	—	—	(5)	—	—	—	(5)
Treasury stock activity, net	—	—	—	—	1	—	1
Compensation expense	—	—	46	—	—	—	46

BALANCE AT MARCH 31, 2012	$1,227	$241	$9,107	$19,213	$(31)	$(42)	$29,715

BALANCE AT DECEMBER 31, 2012	$1,227	$245	$9,859	$20,161	$(30)	$(131)	$31,331
Net income	—	—	—	717	—	—	717
Commodity hedges, net of tax	—	—	—	—	—	(2)	(2)
Dividends:
Preferred	—	—	—	(19)	—	—	(19)
Common ($0.20 per share)	—	—	—	(78)	—	—	(78)
Common stock activity, net	—	—	(8)	—	—	—	(8)
Compensation expense	—	—	46	—	—	—	46

BALANCE AT MARCH 31, 2013	$1,227	$245	$9,897	$20,781	$(30)	$(133)	$31,987

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which contains a summary of the Company’s significant accounting policies and other disclosures. Additionally, the Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-period presentation.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2013, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of its consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Oil and Gas Property

The Company follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, including salaries, benefits and other internal costs directly identified with these activities, and oil and gas property acquisitions are capitalized. The net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for designated cash flow hedges. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” (DD&A) in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. For a discussion of the calculation of estimated future net cash flows, please refer to Note 14—Supplemental Oil and Gas Disclosures in Apache’s Annual Report on Form 10-K for its 2012 fiscal year. For the three months ended March 31, 2013, the Company recorded a $65 million ($42 million net of tax) non-cash write-down of the carrying value of the Company’s Argentinian proved oil and gas properties. For the three months ended March 31, 2012, the Company recorded a $521 million ($390 million net of tax) non-cash write-down of the carrying value of the Company’s Canadian proved oil and gas properties.

New Pronouncements Issued But Not Yet Adopted

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-04, which increases disclosures for certain liability arrangements. The guidance requires an entity that is joint and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. Required disclosures include a description of the nature of the arrangement, how the liability arose, the relationship with co-obligors and the terms and conditions of the arrangement. ASU No. 2013-04 is effective for annual and interim reporting periods beginning after December 15, 2013. The Company is currently evaluating the impact of adopting this amendment on its consolidated financial statements; however, any changes will be applied retrospectively to all prior periods presented.

2. ACQUISITIONS AND DIVESTITURES

2013 Activity

Kitimat LNG Project

In February 2013, Apache completed a transaction with Chevron Canada Limited (Chevron Canada) to build and operate the Kitimat LNG project and develop shale gas resources at the Liard and Horn River basins in British Columbia. Chevron Canada and Apache Canada are now each a 50-percent owner of the Kitimat LNG plant, the Pacific Trail Pipelines Limited Partnership (PTP), and 644,000 gross undeveloped acres in the Horn River and Liard basins. As part of the transaction, Apache Canada increased its ownership in the LNG plant and PTP pipeline from 40-percent, sold portions of its existing interests in Horn River and Liard, and purchased additional interests in Horn River. Chevron Canada will operate the LNG plant and pipeline while Apache Canada will continue to operate the upstream assets. Apache’s net proceeds from the transaction were $405 million.

2012 Activity

Cordillera Energy Partners III, LLC

On April 30, 2012, Apache completed the acquisition of Cordillera Energy Partners III, LLC (Cordillera), a privately-held exploration and production company, in a stock and cash transaction. Cordillera’s properties included approximately 312,000 net acres in the Granite Wash, Tonkawa, Cleveland, and Marmaton plays in western Oklahoma and the Texas Panhandle.

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

Counterparty Risk

The use of derivative instruments exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2013, Apache had derivative positions with 16 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

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

Derivative Instruments

As of March 31, 2013, Apache had the following open crude oil derivative positions:

	Fixed-Price Swaps		Collars
Production Period	Mbbls	Weighted Average Fixed Price(1)	Mbbls	Weighted Average Floor Price (1)	Weighted Average Ceiling Price(1)
2013	1,212	74.90	4,216	82.99	111.81
2013 (2)	34,370	98.97	—	—	—
2014 (3)	76	74.50	—	—	—

(1)

Crude oil prices represent a weighted average of several contracts entered into on a per-barrel basis. Crude oil contracts are primarily settled against NYMEX WTI Cushing Index and Platts Dated Brent. Approximately 50 percent of 2013 contracts are settled against Dated Brent.

(2)

For 2013, these fixed-price swaps have not been designated as cash flow hedges, and changes in fair value are reflected directly in earnings. All other derivative positions have been designated as cash flow hedges.

(3)

Subsequent to March 31, 2013, Apache entered into additional crude oil derivatives not designated as cash flow hedges totaling 9,673 thousand barrels (Mbbls) for 2014 with a weighted average fixed price of $94.76.

As of March 31, 2013, Apache had the following open natural gas derivative positions which have all been designated as cash flow hedges:

	Fixed-Price Swaps		Collars
Production Period	MMBtu (in 000’s)	Weighted Average Fixed Price(1)	MMBtu (in 000’s)	Weighted Average Floor Price (1)	Weighted Average Ceiling Price (1)
2013 (2)	7,575	$6.73	4,575	$5.35	$6.67
2014	1,295	$6.72	—	$—	$—

(1)	U.S. natural gas prices represent a weighted average of several contracts entered into on a per-million British thermal units (MMBtu) basis and are settled against NYMEX Henry Hub.
(2)

Subsequent to March 31, 2013, Apache entered into additional natural gas derivatives not designated as cash flow hedges totaling 12,840 thousand MMBtu for 2013 with a weighted average fixed price of $4.34.

In the first quarter of 2013 Apache Canada Ltd entered into physical sales contracts to deliver 50,000 gigajoule per day of natural gas from April 2013 through October 2013 and an additional 50,000 gigajoule per day from May 2013 through December 2013. Fixed prices over the term of the sales contracts averaged C$3.42. These sales contracts were entered in the normal course of business and will be recognized in oil and gas revenues on an accrual basis.

Fair Value Measurements

Apache’s commodity derivative instruments consist of variable-to-fixed price commodity swaps and options. The fair values of the Company’s derivatives are not actively quoted in the open market. The Company uses a market approach to estimate the fair values of its derivative instruments, utilizing commodity futures price strips for the underlying commodities provided by a reputable third party.

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
		(In millions)
March 31, 2013
Assets:
Derivatives designated as cash flow hedges	$—	$29	$—	$29	$(12)	$17
Liabilities:
Derivatives designated as cash flow hedges	—	36	—	36
Derivatives not designated as cash flow hedges	—	127	—	127

Total Derivative liabilities	$—	$163	$—	$163	$(12)	$151
December 31, 2012
Assets:
Derivatives designated as cash flow hedges	$—	$48	$—	$48	$(15)	$33
Liabilities:
Derivatives designated as cash flow hedges	—	51	—	51
Derivatives not designated as cash flow hedges	—	80	—	80

Total Derivative liabilities	$—	$131	$—	$131	$(15)	$116

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.

Derivative Assets and Liabilities Recorded in the Consolidated Balance Sheet

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

	March 31, 2013	December 31, 2012
	(In millions)
Current Assets: Derivative instruments	$16	$31
Other Assets: Deferred charges and other	1	2

Total Assets	$17	$33

Current Liabilities: Derivative instruments	$151	$116

Total Liabilities	$151	$116

Derivative Activity Recorded in the Statement of Consolidated Operations

The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	Gain (Loss) on Derivatives Recognized in Income	For the Quarter Ended March 31,

		2013	2012
		(In millions)
Gain (loss) on cash flow hedges reclassified from accumulated other comprehensive loss	Oil and Gas Production Revenues	$(9)	$41
Gain (loss) for ineffectiveness on cash flow hedges	Revenues and Other: Other	$—	$(1)
Gain (loss) on derivatives not designated as cash flow hedges	Revenues and Other: Other	$(100)	$—

Derivative Activity in Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated shareholders’ equity related to Apache’s cash flow hedges is presented in the table below. Derivative activity represents all of the reclassifications out of accumulated other comprehensive income (loss) to income for the periods presented.

	For the Quarter Ended March 31,
	2013		2012
	Before tax	After tax	Before tax	After tax
	(In millions)
Unrealized gain (loss) on derivatives at beginning of period	$(10)	$(6)	$145	$114
Realized amounts reclassified into earnings	9	6	(41)	(34)
Net change in derivative fair value	(11)	(8)	(29)	1
Ineffectiveness reclassified into earnings	—	—	1	—

Unrealized gain (loss) on derivatives at end of period	$(12)	$(8)	$76	$81

Gains and losses on existing hedges will be realized in future earnings through mid-2014, in the same period as the related sales of natural gas and crude oil production occur. Included in accumulated other comprehensive loss as of March 31, 2013, is a net loss of approximately $13 million ($8 million after tax) that applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions.

4. OTHER CURRENT LIABILITIES

The following table provides detail of our other current liabilities:

	March 31, 2013	December 31, 2012
	(In millions)
Accrued operating expenses	$189	$211
Accrued exploration and development	1,595	1,792
Accrued compensation and benefits	99	198
Accrued interest	152	160
Accrued income taxes	341	297
Accrued United Kingdom Petroleum Revenue Tax	173	53
Other	174	149

Total Other current liabilities	$2,723	$2,860

5. ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the three-month period ended March 31, 2013:

(In millions)
Asset retirement obligation at December 31, 2012	$4,578
Liabilities incurred	132
Liabilities acquired	53
Liabilities settled	(163)
Accretion expense	65

Asset retirement obligation at March 31, 2013	4,665
Less current portion	(468)

Asset retirement obligation, long-term	$4,197

6. DEBT AND FINANCING COSTS

The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Uncommitted credit lines	$94	$94	$91	$91
Commercial paper	619	619	489	489
Notes and debentures	11,766	12,888	11,765	13,340

Total Debt	$12,479	$13,601	$12,345	$13,920

The Company’s debt is recorded at the carrying amount, net of unamortized discount, on its consolidated balance sheet. The carrying amount of the Company’s commercial paper and uncommitted credit facilities and overdraft lines approximates fair value because the interest rates are variable and reflective of market rates. Apache uses a market approach to determine the fair value of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).

As of March 31, 2013 and December 31, 2012, current debt included $500 million 5.25-percent notes and $400 million 6.00-percent notes due within the next 12 months. Additionally, current debt included $94 million and $91 million borrowed on uncommitted credit facilities and overdraft lines as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the Company had unsecured committed revolving credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2017. The facilities consist of a $1.7 billion facility and $1.0 billion facility for the U.S., a $300 million facility for Australia, and a $300 million facility for Canada. As of March 31, 2013, available borrowing capacity under the Company’s credit facilities was $2.7 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under our committed credit facilities. As of March 31, 2013, the Company had $619 million in commercial paper outstanding, compared with $489 million as of December 31, 2012.

Financing Costs, Net

	For the Quarter Ended March 31,
	2013	2012
	(In millions)
Interest expense	$148	$108
Amortization of deferred loan costs	2	1
Capitalized interest	(93)	(66)
Interest income	(4)	(3)

Financing costs, net	$53	$40

7. INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, the Company recorded the income tax impact of a $65 million and $521 million non-cash write-down of its Argentinian and Canadian proved oil and gas properties, respectively, as a discrete item in the first quarter of 2013 and 2012.

Additionally, the Company recorded an increase in the valuation allowances in Argentina and Canada during the first quarter of 2013 totaling $27 million and $12 million, respectively, for deferred tax assets the Company does not expect to realize.

Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is under audit with the Internal Revenue Service (IRS) for the 2009, 2010, and 2011 tax years. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

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

Argentine Environmental Claims

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, in 2006 the Company acquired a subsidiary of Pioneer Natural Resources in Argentina (PNRA) that is involved in various administrative proceedings with environmental authorities in the Neuquén Province relating to permits for and discharges from operations in that province. In addition, PNRA was named in a suit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice relating to various environmental and remediation claims. The plaintiff in that case, known as ASSUPA, in 2012 asserted similar lawsuits and claims against numerous oil and gas producers relating to other geographic areas of Argentina, including claims against a Company subsidiary relating to the Austral Basin. While it is possible that one or more of the Company’s subsidiaries may incur liabilities related to these claims, no reasonable prediction can be made as the Company’s subsidiaries’ exposure related to these lawsuits is not currently determinable. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

U.S. Royalty Litigation

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, on August 20, 2012, in Foster v. Apache Corporation, Civil Action No. CIV-10-0573-HE, in the United States District Court for the Western District of Oklahoma, the District Court denied plaintiff’s motion for class certification. The plaintiff filed a motion for reconsideration, which was also denied, and has petitioned the United States Court of Appeals for the Tenth Circuit to accept an appeal of the District Court’s ruling denying class certification. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

Louisiana Restoration

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup. No material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

Hurricane-Related Litigation

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, on May 27, 2011, in the case styled Comer et al. v. Murphy Oil USA, Inc. et al., Case No. 1:11-cv-220 HS0-JMR, in the United States District Court for the Southern District of Mississippi, the District Court granted defendants’ motion to dismiss plaintiffs’ claims, and plaintiffs have appealed the decision to the United States Court of Appeals for the Fifth Circuit. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

Australia Gas Pipeline Force Majeure

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, in 2008 Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas in Australia to customers under various long-term contracts. No material change in the status of these matters has occurred since the filing of Apache’s most recent Annual Report on Form 10-K for its 2012 fiscal year except as follows:

•

In the case captioned Alcoa of Australia Limited v. Apache Energy Limited, Apache Northwest Pty Ltd, Tap (Harriet) Pty Ltd, and Kufpec Australia Pty Ltd, Civ. 1481 of 2011, in the Supreme Court of Western Australia, on June 20, 2012, the Supreme Court struck out Alcoa’s claim that the liquidated damages provisions under two long-term contracts are unenforceable as a penalty and also struck out Alcoa’s claim for damages for breach of statutory duty. The Company subsidiaries have filed an appeal in the Supreme Court of Western Australia Court of Appeal asking that Alcoa’s remaining tort claim for economic loss be dismissed or, alternatively, struck out. The hearing on appeal took place on April 10, 2013, and the parties await the Court of Appeal’s ruling.

•

In the case captioned Burrup Fertilisers Pty Ltd v. Apache Corporation, Apache Energy Limited, and Apache Northwest Pty Ltd, Cause No. 2009-79834, in the District Court of Harris County, Texas, on March 22, 2013, Burrup Fertilisers agreed to dismiss its Texas lawsuit based on Apache Corporation’s motion to dismiss on the ground of forum non conveniens. Accordingly, the District Court entered an agreed order dismissing Burrup Fertilisers’ Texas lawsuit on the ground of forum non conveniens. By its terms, the order of dismissal does not prevent Burrup Fertilisers from re-filing its lawsuit in the civil courts of Western Australia.

•

As noted in Apache’s most recent Annual Report on Form 10-K for its 2012 fiscal year, other customers have threatened to file suit challenging the declaration of force majeure under their contracts. At least one third party that is not a customer has also threatened to file suit. In the event it is determined that the pipeline explosion was not a force majeure, Company subsidiaries believe that liquidated damages should be the extent of the damages under long-term contracts with such provisions. Approximately 90 percent of the natural gas volumes sold by Company subsidiaries under long-term contracts have liquidated damages provisions. The Company’s subsidiaries’ share of contractual liquidated damages under the long-term contracts with such provisions would not be expected to exceed $50 million AUD exclusive of interest. This is a reduction from the previous estimate of $200 million AUD. No assurance can be given that customers and/or third parties would not assert claims in excess of contractual liquidated damages, and exposure related to such claims is not currently determinable. While an adverse judgment against Company subsidiaries (and the Company, in the case of the Burrup Fertilisers lawsuit) is possible, the Company and Company subsidiaries do not believe any such claims would have merit and plan to vigorously pursue their defenses against any such claims.

Breton Lawsuit

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, on October 29, 2012, plaintiffs filed an amended complaint in Breton Energy, L.L.C. et al. v. Mariner Energy Resources, Inc., et al., Case 4:11-cv-03561, in the United States District Court for the Southern District of Texas, Houston Division, seeking compensation from defendants for allegedly depriving plaintiffs of rights to hydrocarbons in a reservoir described by plaintiffs as a common reservoir in West Cameron Blocks 171 and 172 offshore Louisiana in the Gulf of Mexico. Defendants have filed a motion to dismiss, which is pending. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

Escheat Audits

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, the State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property), has notified numerous companies, including Apache Corporation, that the State intends to examine its books and records and those of its subsidiaries and related entities to determine compliance with the Delaware Escheat Laws. The review is ongoing, and no material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

Burrup-Related Gas Supply Lawsuits

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, on May 19, 2011, a lawsuit captioned Pankaj Oswal et al. v. Apache Corporation, Cause No. 2011-30302, in the District Court of Harris County, Texas, was filed in which plaintiffs assert claims against the Company under the Australian Trade Practices Act. Following a hearing on March 22, 2013, the District Court on April 5, 2013, granted Apache Corporation’s motion to dismiss on the ground of forum non conveniens and entered an order dismissing the Texas lawsuit. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

No material change in the status of the case captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653, in the Supreme Court of Victoria, has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

Concerning the action filed by Tap (Harriet) Pty Ltd (Tap) against Burrup Fertilisers Pty Ltd et al., Civ. 2329 of 2009, in the Supreme Court of Western Australia, no material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

Environmental Matters

As of March 31, 2013, the Company had an undiscounted reserve for environmental remediation of approximately $100 million. The Company is not aware of any environmental claims existing as of March 31, 2013, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, on May 25, 2011, a panel of the Bureau of Ocean Energy Management (BOEMRE, as it was then known) published a report dated May 23, 2011, and titled “OCS G-2580, Vermilion Block 380 Platform A, Incidents of Noncompliance.” The report concerned the BOEMRE’s investigation of a fire on the Vermillion 380 A platform located in the Gulf of Mexico. Apache currently operates the platform, however, at the time of the incident Mariner Energy was the operator. On April 17, 2013, the Office of Hearings and Appeals, Interior Board of Land Appeals of the United States Department of the Interior, No. IBLA 2012-183, affirmed certain Incidents of Noncompliance issued by the Bureau of Safety and Environmental Enforcement arising out of Mariner Energy’s operation of the Vermilion 380 platform. The Company is considering its options, including but not limited to, whether to appeal this determination. Civil penalties have not yet been assessed. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

9. CAPITAL STOCK

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share for the quarters ended March 31, 2013 and 2012 is presented in the table below.

	For the Quarter Ended March 31,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$698	392	$1.78	$778	385	$2.02

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	19	14		19	12
Stock options and other	—	2		—	2

Diluted:
Income attributable to common stock, including assumed conversions	$717	408	$1.76	$797	399	$2.00

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 5.7 million and 2.9 million for the quarters ending March 31, 2013 and 2012, respectively.

Common and Preferred Stock Dividends

For the quarters ended March 31, 2013 and March 31, 2012, Apache paid $67 million and $58 million, respectively, in dividends on its common stock.

For each of the quarters ended March 31, 2013 and March 31, 2012, Apache paid $19 million in dividends on its Series D Preferred Stock.

During the first quarter of 2013, Apache’s Board of Directors approved an 18-percent increase for the regular quarterly cash dividend on the Company’s common stock to $0.20 per share. This increase applies to the dividend on common stock payable on May 22, 2013, to stockholders of record on April 22, 2013.

10.	BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At March 31, 2013, the Company had production in six countries: the United States, Canada, Egypt, Australia, the United Kingdom (U.K.) North Sea, and Argentina. Apache also pursues exploration interests in other countries that may, over time, result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt	Australia	North Sea	Argentina	Other International	Total
	(In millions)
For the Quarter Ended March 31, 2013
Oil and Gas Production Revenues	$1,677	$297	$1,009	$298	$740	$125	$—	$4,146

Operating Income (Loss) (1)	$585	$(5)	$658	$138	$246	$(63)	$—	$1,559

Other Income (Expense):
Other								(70)
General and administrative								(116)
Financing costs, net								(53)

Income Before Income Taxes								$1,320

Total Assets	$32,205	$6,935	$7,031	$6,729	$7,053	$1,729	$110	$61,792

For the Quarter Ended March 31, 2012
Oil and Gas Production Revenues	$1,550	$353	$1,249	$426	$742	$137	$—	$4,457

Operating Income (Loss) (1)	$672	$(487)	$928	$250	$264	$28	$—	$1,655

Other Income (Expense):
Other								79
General and administrative								(128)
Merger, acquisitions & transition								(6)
Financing costs, net								(40)

Income Before Income Taxes								$1,560

Total Assets	$24,209	$8,372	$6,870	$5,334	$6,591	$1,773	$88	$53,237

(1)

Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. Argentina’s operating loss for the first quarter ended March 31, 2013, includes additional depletion of $65 million to write-down the carrying value of oil and gas properties. Canada’s operating loss for the first quarter ended March 31, 2012, includes additional depletion of $521 million to write-down the carrying value of oil and gas properties.

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

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,146	$—	$3,000	$—	$4,146
Equity in net income (loss) of affiliates	610	(11)	3	(602)	—
Other	(102)	15	19	(2)	(70)

	1,654	4	3,022	(604)	4,076

OPERATING EXPENSES:
Depreciation, depletion and amortization	401	—	1,034	—	1,435
Asset retirement obligation accretion	20	—	45	—	65
Lease operating expenses	281	—	490	—	771
Gathering and transportation	14	—	60	—	74
Taxes other than income	44	—	198	—	242
General and administrative	100	—	18	(2)	116
Financing costs, net	34	14	5	—	53

	894	14	1,850	(2)	2,756

INCOME (LOSS) BEFORE INCOME TAXES	760	(10)	1,172	(602)	1,320
Provision (benefit) for income taxes	43	(2)	562	—	603

NET INCOME (LOSS)	717	(8)	610	(602)	717
Preferred stock dividends	19	—	—	—	19

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$698	$(8)	$610	$(602)	$698

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK(1)	$696	$(8)	$610	$(602)	$696

(1)

Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,058	$—	$3,399	$—	$4,457
Equity in net income (loss) of affiliates	555	(174)	46	(427)	—
Other	(1)	17	64	(1)	79

	1,612	(157)	3,509	(428)	4,536

OPERATING EXPENSES:
Depreciation, depletion and amortization	292	—	1,448	—	1,740
Asset retirement obligation accretion	19	—	36	—	55
Lease operating expenses	215	—	458	—	673
Gathering and transportation	12	—	65	—	77
Taxes other than income	50	—	207	—	257
General and administrative	99	—	30	(1)	128
Merger, acquisitions & transition	6	—	—	—	6
Financing costs, net	44	14	(18)	—	40

	737	14	2,226	(1)	2,976

INCOME (LOSS) BEFORE INCOME TAXES	875	(171)	1,283	(427)	1,560
Provision (benefit) for income taxes	78	(43)	728	—	763

NET INCOME (LOSS)	797	(128)	555	(427)	797
Preferred stock dividends	19	—	—	—	19

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$778	$(128)	$555	$(427)	$778

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK(1)	$745	$(128)	$555	$(427)	$745

(1)

Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$149	$(61)	$2,533	$—	$2,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(908)	—	(1,638)	—	(2,546)
Additions to gas gathering, transmission and processing facilities	(45)	—	(211)	—	(256)
Acquisitions, other	—	—	(148)	—	(148)
Proceeds from Kitimat LNG transaction, net	—	—	405	—	405
Investment in subsidiaries, net	770	—	—	(770)	—
Other	(44)	—	(3)	—	(47)

NET CASH USED IN INVESTING ACTIVITIES	(227)	—	(1,595)	(770)	(2,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	157	—	(24)	—	133
Intercompany borrowings	—	—	(764)	764	—
Dividends paid	(86)	—	—	—	(86)
Other	12	56	(62)	6	12

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	83	56	(850)	770	59

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5	(5)	88	—	88
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	5	155	—	160

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5	$—	$243	$—	$248

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended March 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$230	$(7)	$1,784	$—	$2,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(417)	—	(1,288)	—	(1,705)
Additions to gas gathering, transmission and processing facilities	—	—	(262)	—	(262)
Acquisition of Yara Pilbara Holdings Pty Limited	—	—	(439)	—	(439)
Acquisitions, other	(200)	—	—	—	(200)
Investment in subsidiaries, net	(210)	—	—	210	—
Other	(23)	—	(13)	—	(36)

NET CASH USED IN INVESTING ACTIVITIES	(850)	—	(2,002)	210	(2,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	657	—	—	—	657
Intercompany borrowings	—	—	225	(225)	—
Dividends paid	(77)	—	—	—	(77)
Other	10	4	(24)	15	5

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	590	4	201	(210)	585

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30)	(3)	(17)	—	(50)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41	5	249	—	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11	$2	$232	$—	$245

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5	$—	$243	$—	$248
Receivables, net of allowance	970	—	2,136	—	3,106
Inventories	87	—	798	—	885
Drilling advances	12	1	352	—	365
Derivative instruments	16	—	—	—	16
Prepaid assets and other	141	—	177	(90)	228
Intercompany receivable	4,124	—	5	(4,129)	—

	5,355	1	3,711	(4,219)	4,848

PROPERTY AND EQUIPMENT, NET	19,228	—	35,061	—	54,289

OTHER ASSETS:
Intercompany receivable	3,864	—	—	(3,864)	—
Equity in affiliates	21,664	931	86	(22,681)	—
Goodwill, net	173	—	1,196	—	1,369
Deferred charges and other	170	1,002	1,114	(1,000)	1,286

	$50,454	$1,934	$41,168	$(31,764)	$61,792

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$720	$1	$505	$—	$1,226
Current debt	940	—	54	—	994
Asset retirement obligation	471	—	(3)	—	468
Derivative instruments	140	—	11	—	151
Other current liabilities	860	14	1,944	(95)	2,723
Intercompany payable	—	—	4,124	(4,124)	—

	3,131	15	6,635	(4,219)	5,562

LONG-TERM DEBT	10,837	647	1	—	11,485

DEFERRED CREDITS AND OTHER
NONCURRENT LIABILITIES:
Intercompany payable	—	—	3,864	(3,864)	—
Income taxes	3,085	5	5,073	—	8,163
Asset retirement obligation	1,015	—	3,182	—	4,197
Other	399	250	749	(1,000)	398

	4,499	255	12,863	(4,864)	12,758

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY	31,987	1,017	21,664	(22,681)	31,987

	$50,454	$1,934	$41,168	$(31,764)	$61,792

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$160	$—	$160
Receivables, net of allowance	876	—	2,210	—	3,086
Inventories	95	—	813	—	908
Drilling advances	21	1	562	—	584
Derivative instruments	31	—	—	—	31
Prepaid assets and other	102	—	91	—	193
Intercompany receivable	3,766	—	—	(3,766)	—

	4,891	1	3,836	(3,766)	4,962

PROPERTY AND EQUIPMENT, NET	18,517	—	34,763	—	53,280

OTHER ASSETS:
Intercompany receivable	4,628	—	—	(4,628)	—
Equity in affiliates	21,047	934	97	(22,078)	—
Goodwill, net	173	—	1,116	—	1,289
Deferred charges and other	152	1,002	1,052	(1,000)	1,206

	$49,408	$1,937	$40,864	$(31,472)	$60,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$639	$1	$452	$—	$1,092
Current debt	912	—	78	—	990
Asset retirement obligation	471	—	7	—	478
Derivative instruments	96	—	20	—	116
Other current liabilities	893	3	1,964	—	2,860
Intercompany payable	—	—	3,766	(3,766)	—

	3,011	4	6,287	(3,766)	5,536

LONG-TERM DEBT	10,706	647	2	—	11,355

DEFERRED CREDITS AND OTHER
NONCURRENT LIABILITIES:
Intercompany payable	—	—	4,628	(4,628)	—
Income taxes	2,990	5	5,029	—	8,024
Asset retirement obligation	992	—	3,108	—	4,100
Other	378	250	763	(1,000)	391

	4,360	255	13,528	(5,628)	12,515

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY	31,331	1,031	21,047	(22,078)	31,331

	$49,408	$1,937	$40,864	$(31,472)	$60,737

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil, and natural gas liquids. We currently have exploration and production interests in six countries: the U.S., Canada, Egypt, Australia, the United Kingdom (U.K.) North Sea, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

This discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our 2012 fiscal year.

Financial Overview

Apache reported first-quarter 2013 earnings of $698 million, or $1.76 per diluted common share, compared with $778 million, or $2.00 per share, in the first quarter of 2012. Apache’s adjusted earnings, which exclude certain items impacting the comparability of results, were $806 million, or $2.02 per diluted common share, down from $1.2 billion, or $3.00 per share, in the prior-year quarter. Adjusted earnings is not a financial measure prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of adjusted earnings and a reconciliation of adjusted earnings to income attributable to common stock, the most directly comparable GAAP financial measure, please see “Non-GAAP Measures” in this Item 2.

Oil and gas production revenues totaled $4.1 billion, down 7 percent from our record $4.5 billion in the first quarter of 2012, reflecting decreases in crude oil and natural gas realizations of 9 percent and 3 percent, respectively, from the prior year. The deterioration of commodity prices was partially offset by a 2 percent increase in equivalent daily production to 782 thousand barrels of oil equivalent per day (Mboe/d), driven by our liquids-focused drilling program in North America. Liquids production for the quarter averaged 416 Mboe/d, an increase of 9 percent from 381 Mboe/d in the comparative 2012 quarter. Crude oil accounted for 86 percent of our liquids production and 95 percent of the related revenues, illustrating crude oil’s significance in our liquids profile.

Net cash provided by operating activities (operating cash flows or cash flows) totaled $2.6 billion for the first quarter of 2013, up 31 percent from the prior-year period despite the volatile commodity price environment. The increase primarily reflects the impact of changes in working capital during the periods, partially offset by lower earnings in 2013. With our active drilling program and large-scale development projects currently in progress, we continually monitor the capital resources available to us. Operating cash flows are the Company’s primary source of liquidity, although we may also elect to utilize available committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the occasional sale of nonstrategic assets for all other liquidity needs.

The Company has announced plans to divest approximately $4 billion of assets by year-end 2013. We intend to use initial proceeds of $2 billion to reduce debt and enhance financial flexibility. On May 9, 2013, the Company announced that it intends to use additional proceeds to repurchase approximately $2 billion of Apache common shares under a 30 million share repurchase program authorized by the Company’s Board of Directors. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. No shares have been repurchased as of the date of this filing, and the timing and amounts of any purchases will be at the discretion of Apache’s management and will depend on a variety of factors including the stock price, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares will be available for general corporate purposes.

Operational Developments

Apache has a significant producing asset base as well as large undeveloped acreage positions that provide a platform for organic growth through sustainable lower-risk drilling opportunities, balanced by higher-risk, higher-reward exploration. We are also continuing to advance several longer-term, individually significant development projects, as more fully discussed in our 2012 Annual Report on Form 10-K. Notable operational developments include:

United States

•

In the first quarter, the Central region saw production increase for the fourth consecutive quarter as we continue to ramp up activity across our nearly two million gross acres. Production was up 129 percent relative to the prior-year quarter as we realized the benefits of our active oil and liquids-rich drilling program and full integration of production from our Cordillera acquisition. During the quarter we operated an average of 25 drilling rigs, drilling 78 gross wells with 96 percent success.

•

On May 8, 2013, Apache announced results from wells drilled in the Tonkawa and Granite Wash formations of the Anadarko basin. Flow rates from the Company’s first six Granite Wash wells and first seven Tonkawa wells drilled and producing in 2013 averaged 1,495 barrels of oil equivalent per day (boe/d) and 662 boe/d, respectively, in the initial 30 days of production. These rates represent significant improvements over rates for wells drilled in the plays a year ago. The Tonkawa wells averaged over 70 percent liquids production, while the Granite Wash wells averaged over 50 percent.

•

Our active drilling program in the Permian region during the first quarter of 2013 resulted in production increases of 20 percent relative to the first quarter of 2012. Over 50 percent of the region’s production is crude oil and 17 percent is natural gas liquids (NGL), representing 21 percent of Apache’s total liquids production for the first quarter of 2013.

•

On March 20, 2013, Apache was the apparent high bidder on nine blocks on the continental shelf and five deepwater blocks in the Gulf of Mexico (GOM). In the shelf, the Company will hold a 100-percent working interest on two of the leases and a 75-percent working interest in the remaining seven. In the deepwater, where leases were acquired near existing industry discoveries, Apache will hold a 50-percent working interest in each lease.

•

First quarter 2013 U.S. production represents 44 percent of Apache’s total worldwide production, a 20-percent increase over the 37-percent share the U.S. provided in the first quarter of 2012. The strength of the U.S. drilling program in the Permian and Anadarko Basins has accelerated Apache’s U.S. production growth.

Australia

•

On March 28, 2013, Apache announced that an Australian subsidiary and its partners have signed long-term sales and purchase agreements with Chubu Electric Power Company, Inc. for liquefied natural gas (LNG) from the Chevron-operated Wheatstone project in Western Australia. The Wheatstone partners have agreed to supply 1 million metric tons per annum (mtpa) of LNG for up to 20 years. Through its 13-percent share in the Wheatstone project, an Apache subsidiary will supply 0.13 mtpa from natural gas produced at the Julimar and Brunello fields.

Egypt

•

During the quarter, the Company reported that the Amoun NE-1X discovery on the Khalda Ridge complex tested at a combined rate of 3,186 barrels of oil per day (b/d) and condensate and 11 million cubic feet of gas per day (MMcf/d) from two zones in the Jurassic-aged upper and lower Safa formations. Several additional wells in the area are planned for 2013. The planned wells’ close proximity to production facilities is expected to expedite completion and startup of production.

•

Apache announced three new discoveries in the Western Desert during the quarter, extending the Company’s production base to the northeast in the North Ras Qattara (NRQ) concession and to the southwest in the Siwa concession. The NRQ 3151-1X discovery well in the NRQ concession had the highest test-flow rate of the three discoveries at 1,625 b/d and 18.7 MMcf/d. This well established the deepest production to date in Egypt’s Western Desert. Apache has a 70-percent operated interest in the North Ras Qattara concession and is planning for appraisal drilling later in 2013.

North Sea

•

On April 30, 2013, Apache announced that its first producing well, Tonto-1, in the Tonto oil field in the U.K. North Sea came on stream at an initial rate of 10.4 Mb/d. Tonto follows Maule and Bacchus as the third new oil field brought online by Apache in the Forties area within the last three years. Each of these three developments have qualified under the U.K. government’s small field allowance system, which provides economic incentives for operators to bring these discoveries into production.

Results of Operations

Oil and Gas Revenues

Oil and gas production revenues for the first quarter of 2013 totaled $4.1 billion, a $311 million decrease from the comparative 2012 quarter. Lower realized prices reduced first-quarter 2013 revenues by $368 million, while higher production volumes increased revenues by $57 million. The table below presents revenues by region and each region’s percent contribution to total revenues for 2013 and 2012.

	For the Quarter Ended March 31,
	2013		2012
	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$1,269	39%	$1,170	33%
Canada	127	4%	131	4%

North America	1,396	43%	1,301	37%

Egypt	912	28%	1,119	32%
Australia	203	6%	340	10%
North Sea	681	21%	679	19%
Argentina	63	2%	73	2%

International	1,859	57%	2,211	63%

Total(1)	$3,255	100%	$3,512	100%

Total Gas Revenues:
United States	$288	39%	$292	36%
Canada	151	21%	198	24%

North America	439	60%	490	60%

Egypt	97	13%	130	16%
Australia	95	13%	86	11%
North Sea	50	7%	48	6%
Argentina	54	7%	57	7%

International	296	40%	321	40%

Total(2)	$735	100%	$811	100%

Total Natural Gas Liquids (NGL) Revenues:
United States	$120	77%	$88	66%
Canada	19	12%	24	18%

North America	139	89%	112	84%

North Sea	9	6%	15	11%
Argentina	8	5%	7	5%

International	17	11%	22	16%

Total	$156	100%	$134	100%

Total Oil and Gas Revenues:
United States	$1,677	41%	$1,550	35%
Canada	297	7%	353	8%

North America	1,974	48%	1,903	43%

Egypt	1,009	24%	1,249	28%
Australia	298	7%	426	9%
North Sea	740	18%	742	17%
Argentina	125	3%	137	3%

International	2,172	52%	2,554	57%

Total	$4,146	100%	$4,457	100%

(1)	Financial derivative hedging activities decreased oil revenues by $19 million and $64 million for the quarters ending March 31, 2013 and 2012, respectively.
(2)	Financial derivative hedging activities increased natural gas revenues by $10 million and $104 million for the quarters ending March 31, 2013 and 2012, respectively.

Production

The table below presents first-quarter 2013 and 2012 production and the relative increase or decrease from the prior-period.

	For the Quarter Ended March 31,
		Increase
	2013	(Decrease)	2012
Oil Volume – b/d
United States	149,263	19%	125,928
Canada	17,176	10%	15,582

North America	166,439	18%	141,510

Egypt(1)	91,315	(8%)	99,490
Australia	20,001	(34%)	30,398
North Sea	68,462	4%	65,946
Argentina	9,297	(3%)	9,632

International	189,075	(8%)	205,466

Total	355,514	2%	346,976

Natural Gas Volume – Mcf/d
United States	853,691	4%	817,493
Canada	519,175	(18%)	636,227

North America	1,372,866	(6%)	1,453,720

Egypt(1)	365,612	(3%)	376,067
Australia	214,395	(4%)	224,337
North Sea	55,032	(18%)	67,066
Argentina	188,259	(11%)	211,193

International	823,298	(6%)	878,663

Total	2,196,164	(6%)	2,332,383

NGL Volume – b/d
United States	49,299	121%	22,317
Canada	6,663	6%	6,312

North America	55,962	95%	28,629

North Sea	1,494	(24%)	1,966
Argentina	2,822	(6%)	2,994

International	4,316	(13%)	4,960

Total	60,278	79%	33,589

BOE per day(2)
United States	340,844	20%	284,493
Canada	110,368	(14%)	127,932

North America	451,212	9%	412,425

Egypt	152,250	(6%)	162,168
Australia	55,734	(18%)	67,788
North Sea	79,128	0%	79,090
Argentina	43,495	(9%)	47,825

International	330,607	(7%)	356,871

Total	781,819	2%	769,296

(1)

Gross oil production in Egypt for the first quarter of 2013 and 2012 was 199,174 b/d and 215,131 b/d, respectively. Gross natural gas production in Egypt for the first quarter of 2013 and 2012 was 914,635 Mcf/d and 910,002 Mcf/d, respectively.

(2)

The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

Pricing

The table below presents first-quarter 2013 and 2012 pricing and the relative increase or decrease from the prior-period.

	For the Quarter Ended March 31,
		Increase
	2013	(Decrease)	2012
Average Oil Price - Per barrel
United States	$94.45	(7%)	$102.08
Canada	82.33	(11%)	92.47
North America	93.20	(8%)	101.02
Egypt	110.99	(10%)	123.55
Australia	112.35	(9%)	122.95
North Sea	110.53	(2%)	113.19
Argentina	75.36	(9%)	83.03
International	109.22	(8%)	118.24
Total(1)	101.72	(9%)	111.22
Average Natural Gas Price - Per Mcf
United States	$3.75	(5%)	$3.93
Canada	3.23	(5%)	3.41
North America	3.56	(4%)	3.70
Egypt	2.95	(22%)	3.79
Australia	4.94	18%	4.18
North Sea	10.00	25%	7.97
Argentina	3.18	7%	2.98
International	3.99	(1%)	4.02
Total(2)	3.72	(3%)	3.82
Average NGL Price - Per barrel
United States	$26.96	(38%)	$43.51
Canada	32.15	(23%)	41.63
North America	27.58	(36%)	43.09
North Sea	71.16	(15%)	84.11
Argentina	30.28	16%	26.20
International	44.43	(10%)	49.16
Total	28.78	(35%)	43.99

(1)	Reflects a per-barrel decrease of $0.61 and $2.03 from derivative hedging activities for the first quarter of 2013 and 2012, respectively.
(2)	Reflects a per-Mcf increase of $0.05 and $0.49 from derivative hedging activities for the first quarter of 2013 and 2012, respectively.

Crude Oil Revenues

Crude oil revenues for the first quarter of 2013 totaled $3.3 billion, a $257 million decrease from the comparative 2012 quarter, despite increased volumes. A 9-percent decrease in average realized prices was the primary reason for the reduction. Crude oil accounted for 79 percent of oil and gas production revenues and 45 percent of worldwide production in the first quarter of 2013. Lower realized prices reduced first-quarter 2013 revenues by $300 million compared to the prior-year quarter, while higher production volumes increased revenues by $43 million.

Crude oil prices realized in the first quarter of 2013 averaged $101.72 per barrel, compared with $111.22 in the comparative prior-year quarter. International Dated Brent crudes and Heavy and Light Louisiana Sweet crudes from the Gulf Coast continue to be priced at a premium to WTI. We are realizing these premium prices on approximately 68 percent of our crude oil production. Our Egypt, Australia and North Sea regions, which comprise approximately 51 percent of our worldwide oil production, receive international Dated Brent pricing with first-quarter 2013 oil realizations averaging $110.97 compared with first-quarter 2012 realizations of $119.97. Our Gulf Coast regions, which comprise 17 percent of our worldwide oil production, had price realizations averaging $111.42 per barrel, as compared to first-quarter 2012 realizations of $113.63 per barrel.

Worldwide production increased eight thousand five hundred barrels of oil per day from the first quarter of 2012 to 355.5 thousand barrels per day (Mb/d) in the first quarter of 2013, driven by increased U.S. production, partially offset by decreased international production. Central region production in the Anadarko Basin more than tripled compared to the prior-year period, reaching 20.5 Mb/d on production from properties added in the Cordillera acquisition and increased drilling activity. Production rose 11.4 Mb/d in the Permian region on increased drilling activity, primarily in the Deadwood, Spraberry, and Wolfcamp plays. Australia production decreased 10.4 Mb/d as a result of increased cyclone activity and natural decline from our Pyrenees and Van Gogh fields. Egypt gross production decreased 7 percent from the year-ago period on natural decline while net production was down 8 percent.

Natural Gas Revenues

Gas revenues for the first quarter of 2013 totaled $735 million, down $76 million from the first quarter of 2012. A 6-percent decrease in average production reduced natural gas revenues by $54 million as compared to the prior-year quarter, while a 3-percent decline in average realized prices decreased revenues by $22 million. Natural gas accounted for 18 percent of our oil and gas production revenues and 47 percent of our equivalent production during the first quarter of 2013.

Worldwide production decreased 136.2 MMcf/d between the periods on production declines in Canada and our international regions. Daily production in Canada was down 117.1 MMcf/d reflecting the impact of natural decline and lower gas-focused drilling and recompletion activity. Production in our Gulf of Mexico regions decreased 80.4 MMcf/d on natural decline, tempered by drilling and recompletion activity. Argentina production decreased 22.9 MMcf/d primarily on natural decline and transportation capacity limitations. North Sea production decreased 12.0 MMcf/d on natural decline of Beryl field assets. Egypt gross production increased 1 percent while net production decreased 3 percent, a product of the terms of our production sharing contracts. Australia production declined 9.9 MMcf/d on lower takes under our existing contractual arrangements, driven by maintenance turnarounds at Apache and offtaker’s facilities. Central region production rose 111.2 MMcf/d on production from properties acquired in the Cordillera acquisition and increased drilling activity.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and a boe basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance.

	For the Quarter Ended March 31,
	2013	2012	2013	2012
	(In millions)		(Per boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	$1,265	$1,135	$17.98	$16.21
Additional	65	521	0.92	7.45
Other assets	105	84	1.49	1.20
Asset retirement obligation accretion	65	55	0.92	0.79
Lease operating costs	771	673	10.96	9.61
Gathering and transportation costs	74	77	1.06	1.10
Taxes other than income	242	257	3.43	3.67
General and administrative expense	116	128	1.65	1.82
Merger, acquisitions & transition	—	6	—	0.09
Financing costs, net	53	40	0.76	0.57

Total	$2,756	$2,976	$39.17	$42.51

Depreciation, Depletion and Amortization (DD&A) The following table details the changes in recurring DD&A of oil and gas properties between the first quarters of 2013 and 2012:

For the Quarter Ended March 31,
(In millions)
2012 DD&A	$1,135
Volume change	19
DD&A Rate change	111

2013 DD&A	$1,265

Oil and gas property recurring DD&A expense of $1.3 billion in the first quarter of 2013 increased $130 million compared to the prior-year quarter on an absolute dollar basis: $111 million on additional costs and $19 million from additional production. Our full-cost depletion rate increased $1.77 to $17.98 per boe as costs to acquire, find, and develop reserves, which are significantly impacted by higher oil prices, exceeded our historical cost basis.

In addition, we recorded a $65 million ($42 million net of tax) non-cash write-down on the carrying value of our March 31, 2013, proved oil and gas property balances in Argentina. In 2012 we recorded a $521 million ($390 million net of tax) non-cash write-down on the carrying value of our March 31, 2012, proved oil and gas property balances in Canada. Under the full-cost method of accounting, the Company is required to review the carrying value of its proved oil and gas properties each quarter on a country-by-

country basis. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, net of related tax effects and discounted 10 percent per annum and adjusted for cash flow hedges. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. Additional write-downs in Argentina may occur given certain operational and economic conditions including our inability to extend existing concessions with economically viable terms.

Lease Operating Expenses (LOE) LOE increased $98 million, or 15 percent, on an absolute dollar basis, for the quarter ended March 31, 2013, relative to the comparable period of 2012. On a per unit basis, LOE increased 14 percent to $10.96 per boe for the first quarter of 2013, as compared to the same prior-year period. The following table identifies changes in Apache’s LOE rate between the first quarter of 2013 and 2012.

For the Quarter Ended March 31,
Per boe
2012 LOE	$9.61
Repairs and maintenance	0.38
Workover costs	0.23
Labor and pumper costs	0.22
Non-operated property costs	0.08
Acquisitions(1)	(0.09)
Other	0.38
Other decreased production	0.15

2013 LOE	$10.96

(1)	Per-unit impact of acquisitions is shown net of associated production.

Gathering and Transportation Gathering and transportation costs totaled $74 million in the first quarter of 2013, down $3 million from the first quarter of 2012. On a per-unit basis, gathering and transportation costs of $1.06 for the first quarter of 2013 were down 4 percent from the prior-year quarter. The following table presents gathering and transportation costs paid by Apache directly to third-party carriers for each of the periods presented:

	For the Quarter Ended
	March 31,
	2013	2012
	(In millions)
Canada	$40	$44
U.S.	20	15
Egypt	9	10
North Sea	3	6
Argentina	2	2

Total Gathering and transportation	$74	$77

The U.S. costs for the first quarter of 2013 increased $5 million as compared to the same prior-year period primarily as a result of increased production in the Central region from our acquisition of Cordillera. Canada’s costs for the first quarter of 2013 decreased $4 million as compared to the same prior-year period primarily from decreased activity in the region. North Sea costs for the first quarter of 2013 decreased $3 million as compared to the prior-year period on fewer volumes transported from lower production and cost-sharing with partners in the Bacchus field, which commenced production in April 2012.

Taxes other than Income Taxes other than income totaled $242 million for the first quarter of 2013, a decrease of $15 million from the comparative prior-year period. The following table presents a comparison of these expenses:

	For the Quarter Ended
	March 31,
	2013	2012
	(In millions)
U.K. PRT	$135	$158
Severance taxes	52	55
Ad valorem taxes	33	28
Other	22	16

Total Taxes other than income	$242	$257

The North Sea Petroleum Revenue Tax (PRT) is assessed on qualifying fields in the U.K. North Sea. For the first quarter of 2013, U.K. PRT was $23 million lower than the 2012 period based on a decrease in revenues as a result of lower production on qualifying fields during the first quarter. Ad valorem tax expense increased $5 million on increased production from U.S. onshore fields.

General and Administrative Expenses General and administrative expenses (G&A) for the first quarter of 2013 decreased $12 million from the comparable 2012 period on decreased corporate costs and business development activities.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended
	March 31,
	2013	2012
	(In millions)
Interest expense	$148	$108
Amortization of deferred loan costs	2	1
Capitalized interest	(93)	(66)
Interest income	(4)	(3)

Financing costs, net	$53	$40

Net financing costs were up $13 million in the first quarter of 2013 compared to the same 2012 period. The $40 million increase in interest expense in the first quarter of 2013 is associated with $5.0 billion of debt issued in 2012. The $27 million increase in capitalized interest in the first quarter of 2013 is a direct result of higher unproved property balances from the Cordillera acquisition and U.S. leasing activities.

Provision for Income Taxes The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

The 2013 first-quarter provision for income taxes was $603 million, representing an effective income tax rate of 46 percent for the quarter compared to 49 percent during the 2012 period. The 2013 effective rate reflects the impact of valuation allowances in Canada and Argentina, and a $65 million Argentinian non-cash oil and gas property write-down. The 2012 effective rate reflects the impact of a $521 million Canadian non-cash oil and gas property write-down and foreign currency fluctuations on deferred taxes. Excluding these items, the first-quarter 2013 and 2012 effective rates would have both been 43 percent.

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

We believe the liquidity and capital resource alternatives available to Apache, combined with internally generated cash flows, will be adequate to fund short-term and long-term operations, including our capital spending program, repayment of debt maturities, and any amount that may ultimately be paid in connection with contingencies. In addition, we have announced plans to divest approximately $4 billion of assets in 2013. We intend to use initial proceeds of $2 billion to reduce debt and enhance financial flexibility. On May 9, 2013, the Company announced that it intends to use additional proceeds to repurchase approximately $2 billion of Apache common shares under a 30 million share repurchase program authorized by the Company’s Board of Directors. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. No shares have been repurchased as of the date of this filing, and the timing and amounts of any purchases will be at the discretion of Apache’s management and will depend on a variety of factors including the stock price, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares will be available for general corporate purposes.

For additional information, please see Part II, Item 1A, “Risk Factors” of this Form 10-Q and Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors Related to Our Business and Operations,” in our Annual Report on Form 10-K for our 2012 fiscal year.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Three Months Ended
	March 31,
	2013	2012
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$2,621	$2,007
Proceeds from Kitimat LNG transaction, net	405	—
Net commercial paper and bank loan borrowings	133	657
Other	12	5

	3,171	2,669

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$2,802	$1,967
Acquisition of Yara Pilbara Holdings Pty Limited (YPHPL)	—	439
Acquisitions, other	148	200
Dividends	86	77
Other	47	36

	3,083	2,719

Decrease in cash and cash equivalents	$88	$(50)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.

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

Net cash provided by operating activities for the first three months of 2013 totaled $2.6 billion, up $614 million from the first three months of 2012. The increase primarily reflects changes in working capital during the period.

For a detailed discussion of commodity prices, production, and expenses, refer to the “Results of Operations” of this Item 2. For additional detail of changes in operating assets and liabilities, see the statement of consolidated cash flows in Item 1, Financial Statements of this Form 10-Q.

Kitimat Transaction In February 2013, Apache completed a transaction with Chevron Canada Limited (Chevron Canada) to build and operate the Kitimat LNG project and develop shale gas resources at the Liard and Horn River basins in British Columbia. Chevron Canada and Apache Canada are now each a 50-percent owner of the Kitimat LNG plant, the Pacific Trail Pipelines Limited Partnership (PTP), and 644,000 gross undeveloped acres in the Horn River and Liard basins. As part of the transaction, Apache Canada increased its ownership in the LNG plant and PTP pipeline from 40-percent, sold portions of its existing interests in Horn River and Liard, and purchased additional interests in Horn River. Chevron Canada will operate the LNG plant and pipeline while Apache Canada will continue to operate the upstream assets. Apache’s net proceeds from the transaction were $405 million.

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

The following table details capital expenditures for each country in which we do business:

	For the Three Months Ended
	March 31,
	2013	2012
	(In millions)
E&D Costs:
United States	$1,269	$794
Canada	258	198

North America	1,527	992

Egypt	262	250
Australia	225	78
North Sea	177	196
Argentina	33	84
Other International	5	21

International	702	629

Worldwide E&D Costs	2,229	1,621

Gathering Transmission and Processing Facilities (GTP):
United States	18	12
Canada	30	44
Egypt	19	17
Australia	180	172
Argentina	2	4

Total GTP Costs	249	249

Asset Retirement Costs	134	109
Capitalized Interest	93	66

Capital Expenditures, excluding acquisitions	2,705	2,045

Acquisitions, including GTP	310	60
Asset Retirement Costs - Acquired	53	—

Total Capital Expenditures	$3,068	$2,105

Worldwide E&D expenditures for the first three months of 2013 totaled $2.2 billion, or 38 percent above the first three months of 2012. E&D spending in North America, which was up 54 percent, totaled 69 percent of worldwide E&D spending. Expenditures in the U.S. increased 60 percent primarily on increased drilling activity in the Permian region, particularly in the Deadwood area, and in our Central region Anadarko basin where our active horizontal drilling program in the Granite Wash and Tonkawa plays continued to expand. E&D spending in Canada increased 30 percent from the prior year period as the region has continued to target oil and liquids-rich plays.

E&D expenditures outside of North America increased 12 percent when compared to the first three-months of 2012. Australian expenditures were up $147 million as both exploration and development drilling continued with higher activity levels than the prior-year period. North Sea expenditures were down $19 million driven by decreased Beryl field development activity, while Argentina expenditures were down $51 million on decreased drilling activity.

We invested $249 million in GTP in the first three months of 2013, consistent with prior year activity, with the majority related to activities associated with the Wheatstone project in Australia.

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

Dividends For the three-month periods ended March 31, 2013 and 2012, the Company paid $67 million and $58 million, respectively, in dividends on its common stock. In each of the first three months of 2013 and 2012, the Company also paid $19 million in dividends on its Series D Preferred Stock.

During the first quarter of 2013, Apache’s Board of Directors approved an 18-percent increase for the regular quarterly cash dividend on the Company’s common stock to $0.20 per share. This increase applies to the dividend on common stock payable on May 22, 2013, to stockholders of record on April 22, 2013.

Liquidity

The following table presents a summary of our key financial indicators at the dates presented:

	March 31, 2013	December 31, 2012
	(In millions of dollars, except as indicated)
Cash and cash equivalents	$248	$160
Total debt	12,479	12,345
Shareholders’ equity	31,987	31,331
Available committed borrowing capacity	2,681	2,811
Floating-rate debt/total debt	6%	5%
Percent of total debt-to-capitalization	28%	28%

Cash and cash equivalents We had $248 million in cash and cash equivalents as of March 31, 2013, compared to $160 million at December 31, 2012. Approximately $239 million of the cash was held by foreign subsidiaries, with the remaining $9 million held by Apache Corporation and U.S. subsidiaries. The cash held by foreign subsidiaries is subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly-liquid investment grade securities with maturities of three months or less at the time of purchase.

Debt As of March 31, 2013, outstanding debt, which consisted of notes, debentures, commercial paper, and uncommitted bank lines, totaled $12.5 billion. Current debt includes $500 million 5.25-percent notes due in April 2013 and $400 million 6.00-percent notes due in September 2013 and $94 million borrowed under uncommitted credit facilities and overdraft lines in the U.S., Canada, and Argentina. The notes due in April 2013 were repaid using our commercial paper program.

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

In December 2012 the Company issued $1.2 billion principal amount of senior unsecured 2.625-percent notes maturing January 15, 2023, and $800 million principal amount of senior unsecured 4.25-percent notes maturing January 15, 2044. The notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The Company used the proceeds to pay down commercial paper and for general corporate purposes.

Available committed borrowing capacity As of March 31, 2013, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2017. The facilities consist of a $1.7 billion facility and a $1.0 billion facility in the U.S., a $300 million facility in Australia, and a $300 million facility in Canada. As of March 31, 2013, available borrowing capacity under the Company’s credit facilities was $2.7 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under committed credit facilities. As of March 31, 2013, the Company had $619 million in commercial paper outstanding, compared with $489 million in commercial paper outstanding as of December 31, 2012.

The Company was in compliance with the terms of all credit facilities as of March 31, 2013.

Percent of total debt–to-capitalization The Company’s March 31, 2013 debt-to-capitalization ratio was 28 percent, unchanged from December 31, 2012.

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

	For the Quarter Ended
	March 31,
	2013	2012
	(In millions, except per share data)
Income Attributable to Common Stock (GAAP)	$698	$778
Adjustments:
Oil & gas property write-downs, net of tax(1)	42	390
Deferred tax adjustments	39	—
Commodity derivative mark-to-market, net of tax(2)	31	—
Merger, acquisitions & transition, net of tax(3)	—	3
Unrealized foreign currency fluctuation impact on deferred tax expense	(4)	7

Adjusted Earnings (Non-GAAP)	$806	$1,178

Net Income per Common Share – Diluted (GAAP)	$1.76	$2.00
Adjustments:
Oil & gas property write-downs, net of tax(1)	0.10	0.97
Deferred tax adjustments	0.10	—
Commodity derivative mark-to-market, net of tax(2)	0.07	—
Merger, acquisitions & transition, net of tax(3)	—	0.01
Unrealized foreign currency fluctuation impact on deferred tax expense	(0.01)	0.02

Adjusted Earnings Per Share – Diluted (Non-GAAP)	$2.02	$3.00

(1)

A write-down of our Argentinian proved property balances of $65 million pre-tax was recorded in the first quarter of 2013, for which a tax benefit of $23 million was recognized. A write-down of our Canadian proved property balances of $521 million pre-tax was recorded in the first quarter of 2012, for which a tax benefit of $131 million was recognized. The tax effect was calculated utilizing the statutory rates in effect in each country.

(2)	Commodity derivative unrealized mark-to-market losses recorded in the first quarter of 2013, totaled $48 million, for which a tax benefit of $17 million was recognized.
(3)

Merger, acquisitions & transition costs recorded in the first quarter of 2012 totaled $6 million pre-tax for which a tax benefit of $3 million was recognized. The tax effect was calculated utilizing the statutory rates in effect in each country where costs were incurred.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather and political climate. Our average crude oil realizations decreased nine percent to $101.72 per barrel in the first quarter of 2013 from $111.22 per barrel in the comparable period of 2012. Our average natural gas price realizations declined 3 percent to $3.72 per Mcf from $3.82 per Mcf in the comparable period of 2012.

We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. For the first quarter of 2013, financial derivatives on commodity prices covered approximately 2 percent of our natural gas production and approximately 41 percent of our crude oil production, compared with 13 percent and 15 percent, respectively, in the first quarter of 2012. Apache does not hold or issue derivative instruments for trading purposes.

On March 31, 2013, the Company had open natural gas derivatives in an asset position with a fair value of $29 million. A 10-percent increase in natural gas prices would reduce the fair value by approximately $5 million, while a 10-percent decrease in prices would increase the fair value by approximately $5 million. The Company also had open oil derivatives in a liability position with a fair value of $163 million. A 10-percent increase in oil prices would increase the liability by approximately $389 million, while a 10-percent decrease in prices would move the derivatives to an asset position of $214 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2013. See Note 3—Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.

Interest Rate Risk

The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 94 percent of the Company’s debt. At March 31, 2013, total debt included $713 million of floating-rate debt. As a result, Apache’s annual interest costs will fluctuate based on short-term interest rates on approximately 6 percent of our total debt outstanding at March 31, 2013. The impact on cash flow of a 10-percent change in the floating interest rate based on debt balances at March 31, 2013, would be approximately $254,000 per quarter.

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

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A 10-percent strengthening or weakening of the Australian dollar, Canadian dollar, British pound, and Argentine peso as of March 31, 2013, would result in a foreign currency net loss or gain, respectively, of approximately $282 million.

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

•

other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Form 10-K, other risks and uncertainties in our first-quarter 2013 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Company’s Chairman and Chief Executive Officer, in his capacity as principal executive officer, and Thomas P. Chambers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Please refer to both Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (filed with the SEC on March 1, 2013) and Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS

During the quarter ending March 31, 2013, there were no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

APACHE CORPORATION

Dated: May 9, 2013	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 9, 2013	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)