Form 10-Q
period 2013-06-30
APACHE CORP
filed 2013-08-06
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2013	389,422,942

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$4,119	$3,956	$8,265	$8,413
Derivative instrument gains (losses), net	247	—	147	—
Other	17	16	47	95

	4,383	3,972	8,459	8,508

OPERATING EXPENSES:
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	1,311	1,194	2,576	2,329
Additional	—	648	65	1,169
Other Assets	93	90	198	174
Asset retirement obligation accretion	65	57	130	112
Lease operating expenses	829	704	1,600	1,377
Gathering and transportation	80	72	154	149
Taxes other than income	183	203	425	460
General and administrative	133	132	249	260
Merger, acquisitions & transition	—	16	—	22
Financing costs, net	51	45	104	85

	2,745	3,161	5,501	6,137

INCOME BEFORE INCOME TAXES	1,638	811	2,958	2,371
Current income tax provision	284	460	781	1,185
Deferred income tax provision (benefit)	319	(5)	425	33

NET INCOME	1,035	356	1,752	1,153
Preferred stock dividends	19	19	38	38

INCOME ATTRIBUTABLE TO COMMON STOCK	$1,016	$337	$1,714	$1,115

NET INCOME PER COMMON SHARE:
Basic	$2.59	$0.87	$4.37	$2.88
Diluted	$2.54	$0.86	$4.30	$2.86
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	392	389	392	387
Diluted	408	390	408	403
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.17	$0.40	$0.34

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
NET INCOME	$1,035	$356	$1,752	$1,153
OTHER COMPREHENSIVE INCOME:
Commodity cash flow hedge activity, net of tax:
Reclassification of (gain) loss on settled derivative instruments	8	(58)	14	(92)
Change in fair value of derivative instruments	7	111	(1)	112

	15	53	13	20

COMPREHENSIVE INCOME	1,050	409	1,765	1,173
Preferred stock dividends	19	19	38	38

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$1,031	$390	$1,727	$1,135

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,752	$1,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,839	3,672
Asset retirement obligation accretion	130	112
Provision for deferred income taxes	425	33
Other	(190)	56
Changes in operating assets and liabilities:
Receivables	142	490
Inventories	(32)	24
Drilling advances	281	(125)
Deferred charges and other	(135)	(53)
Accounts payable	190	(113)
Accrued expenses	(13)	(472)
Deferred credits and noncurrent liabilities	(9)	22

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,380	4,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(5,138)	(3,756)
Additions to gas gathering, transmission, and processing facilities	(495)	(442)
Acquisition of Cordillera Energy Partners III, LLC	—	(2,607)
Proceeds from Kitimat LNG transaction, net	405	—
Acquisition of Yara Pilbara Holdings Pty Limited	—	(439)
Acquisitions, other	(148)	(65)
Other, net	12	(277)

NET CASH USED IN INVESTING ACTIVITIES	(5,364)	(7,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	931	431
Fixed rate debt borrowings	—	2,991
Payments on fixed rate debt	(500)	(400)
Dividends paid	(183)	(161)
Treasury stock activity, net	(249)	2
Other	9	(10)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8	2,853

NET INCREASE IN CASH AND CASH EQUIVALENTS	24	66
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	160	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$184	$361

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$79	$64
Income taxes paid, net of refunds	802	1,277

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2013	December 31, 2012
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$184	$160
Receivables, net of allowance	2,914	3,086
Inventories	973	908
Drilling advances	298	584
Derivative instruments	87	31
Prepaid assets and other	302	193

	4,758	4,962

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	83,287	78,383
Unproved properties and properties under development, not being amortized	8,628	8,754
Gathering, transmission and processing facilities	6,547	5,955
Other	1,031	1,055

	99,493	94,147
Less: Accumulated depreciation, depletion and amortization	(43,672)	(40,867)

	55,821	53,280

OTHER ASSETS:
Goodwill	1,369	1,289
Deferred charges and other	1,402	1,206

	$63,350	$60,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,346	$1,092
Current debt	478	990
Current asset retirement obligation	475	478
Derivative instruments	22	116
Other current liabilities	2,837	2,860

	5,158	5,536

LONG-TERM DEBT	12,297	11,355

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	8,496	8,024
Asset retirement obligation	4,278	4,100
Other	400	391

	13,174	12,515

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, 6% Cumulative Mandatory Convertible, Series D, $1,000 per share liquidation preference, 1,265,000 shares issued and outstanding	1,227	1,227
Common stock, $0.625 par, 860,000,000 shares authorized, 393,364,730 and 392,712,245 shares issued, respectively	246	245
Paid-in capital	9,928	9,859
Retained earnings	21,718	20,161
Treasury stock, at cost, 3,983,401 and 1,071,475 shares, respectively	(280)	(30)
Accumulated other comprehensive loss	(118)	(131)

	32,721	31,331

	$63,350	$60,737

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Unaudited)

	Series D Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(In millions)
BALANCE AT DECEMBER 31, 2011	$1,227	$241	$9,066	$18,500	$(32)	$(9)	$28,993
Net income	—	—	—	1,153	—	—	1,153
Commodity hedges, net of tax	—	—	—	—	—	20	20
Dividends:
Preferred	—	—	—	(38)	—	—	(38)
Common ($0.34 per share)	—	—	—	(131)	—	—	(131)
Common shares issued	—	4	598	—	—	—	602
Common stock activity, net	—	—	(15)	—	—	—	(15)
Treasury stock activity, net	—	—	1	—	2	—	3
Compensation expense	—	—	86	—	—	—	86

BALANCE AT JUNE 30, 2012	$1,227	$245	$9,736	$19,484	$(30)	$11	$30,673

BALANCE AT DECEMBER 31, 2012	$1,227	$245	$9,859	$20,161	$(30)	$(131)	$31,331
Net income	—	—	—	1,752	—	—	1,752
Commodity hedges, net of tax	—	—	—	—	—	13	13
Dividends:
Preferred	—	—	—	(38)	—	—	(38)
Common ($0.40 per share)	—	—	—	(157)	—	—	(157)
Common stock activity, net	—	1	(18)	—	—	—	(17)
Treasury stock activity, net	—	—	—	—	(250)	—	(250)
Compensation expense	—	—	87	—	—	—	87

BALANCE AT JUNE 30, 2013	$1,227	$246	$9,928	$21,718	$(280)	$(118)	$32,721

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2013, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of its consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” (DD&A) in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. For a discussion of the calculation of estimated future net cash flows, please refer to Note 14—Supplemental Oil and Gas Disclosures in Apache’s Annual Report on Form 10-K for its 2012 fiscal year. For the six months ended June 30, 2013 and 2012, the Company recorded $65 million ($42 million net of tax) and $1.2 billion ($870 million net of tax), respectively, in non-cash write-downs of the carrying value of the Company’s Argentinian and Canadian proved oil and gas properties, respectively.

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

2. ACQUISITIONS AND DIVESTITURES

2013 Activity

Gulf of Mexico Shelf

On July 18, 2013, Apache announced that it had entered into an agreement to sell its Gulf of Mexico Shelf operations and properties to Fieldwood Energy LLC (Fieldwood), an affiliate of Riverstone Holdings. Under the terms of the agreement, Apache will receive cash proceeds of $3.75 billion and Fieldwood will assume liabilities estimated at $1.5 billion related to future abandonment of the assets (discounted asset retirement obligation as of June 30, 2013). Apache will retain a 50-percent ownership interest in all exploration blocks and in horizons below existing production in developed blocks. The effective date of the agreement is July 1, 2013, and the transaction is expected to close September 30, 2013, subject to customary regulatory approvals and closing conditions.

Kitimat LNG Project

In February 2013, Apache completed a transaction with Chevron Canada Limited (Chevron Canada) to build and operate the Kitimat LNG project and develop shale gas resources at the Liard and Horn River basins in British Columbia. Chevron Canada and Apache Canada are now each a 50-percent owner of the Kitimat LNG plant, the Pacific Trail Pipelines Limited Partnership (PTP), and 644,000 gross undeveloped acres in the Horn River and Liard basins. As part of the transaction, Apache Canada increased its ownership in the LNG plant and PTP pipeline from 40 percent, sold portions of its existing interests in Horn River and Liard, and purchased other additional interests in Horn River. Chevron Canada will operate the LNG plant and pipeline while Apache Canada will continue to operate the upstream assets. Apache’s net proceeds from the transaction were $405 million.

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

Counterparty Risk

The use of derivative instruments exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2013, Apache had derivative positions with 17 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

The Company executes commodity derivative transactions under master agreements that have netting provisions that provide for offsetting payables against receivables. In general, if a party to a derivative transaction incurs a material deterioration in its credit ratings, as defined in the applicable agreement, the other party has the right to demand the posting of collateral, demand a transfer, or terminate the arrangement. The Company’s net derivative liability position at June 30, 2013 represents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position. The Company has not provided any collateral to any of its counterparties as of June 30, 2013.

Derivative Instruments

As of June 30, 2013, Apache had the following open crude oil derivative positions:

		Fixed-Price Swaps		Collars
Production Period	Settlement Index	Mbbls	Weighted Average Fixed Price	Mbbls	Weighted Average Floor Price	Weighted Average Ceiling Price
2013 (1)	NYMEX WTI	444	$77.66	1,058	$78.48	$103.20
2013 (1)	Dated Brent	—	—	1,656	86.39	117.93
2013	NYMEX WTI	11,040	90.85	—	—	—
2013	Dated Brent	11,956	106.47	—	—	—
2014 (1)	NYMEX WTI	76	74.50	—	—	—
2014	NYMEX WTI	22,813	90.83	—	—	—
2014	Dated Brent	22,812	100.05	—	—	—

(1)	For 2013 and 2014, these fixed-price swaps and collars have been designated as cash flow hedges with unrealized gains and losses deferred in accumulated other comprehensive loss.

Subsequent to June 30, 2013, Apache entered into additional crude oil derivatives not designated as cash flow hedges totaling 4 million barrels for the fourth quarter of 2013, 8.4 million barrels for 2014, and 1.5 million barrels for 2015 at ICE Brent pricing. These derivatives were entered in connection with the Gulf of Mexico Shelf divestiture and the total position (including any potential gain or loss at that time) will be novated to Fieldwood upon close. In the event the transaction does not close, the positions will be cash settled with Fieldwood and a separate guarantee with Riverstone Holdings is in place to protect Apache from potential liability.

As of June 30, 2013, Apache had the following open natural gas derivative positions:

	Fixed-Price Swaps		Collars
Production Period	MMBtu (in 000’s)	Weighted Average Fixed Price(1)	MMBtu (in 000’s)	Weighted Average Floor Price (1)	Weighted Average Ceiling Price (1)
2013	5,034	$6.71	2,300	$5.35	$6.67
2013 (2)	44,160	4.20	—	—	—
2014	1,295	6.72	—	—	—

(1)	U.S. natural gas prices represent a weighted-average of several contracts entered into on a per-million British thermal units (MMBtu) basis and are settled primarily against NYMEX Henry Hub.
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

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
June 30, 2013
Assets:
Derivatives designated as cash flow hedges	$—	$24	$—	$24
Derivatives not designated as cash flow hedges	—	148	—	148

Total Derivative assets	$—	$172	$—	$172	$(21)	$151
Liabilities:
Derivatives designated as cash flow hedges	$—	$9	$—	$9
Derivatives not designated as cash flow hedges	—	34	—	34

Total Derivative liabilities	$—	$43	$—	$43	$(21)	$22
December 31, 2012
Assets:
Derivatives designated as cash flow hedges	$—	$48	$—	$48	$(15)	$33
Liabilities:
Derivatives designated as cash flow hedges	$—	$51	$—	$51
Derivatives not designated as cash flow hedges	—	80	—	80

Total Derivative liabilities	$—	$131	$—	$131	$(15)	$116

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.

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

	June 30, 2013	December 31, 2012
	(In millions)
Current Assets: Derivative instruments	$87	$31
Other Assets: Deferred charges and other	64	2

Total Assets	$151	$33

Current Liabilities: Derivative instruments	$22	$116

Total Liabilities	$22	$116

Derivative Activity Recorded in the Statement of Consolidated Operations

The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	Gain (Loss) on Derivatives Recognized in Income	For the Quarter Ended June 30,		For the Six Months Ended June 30,
		2013	2012	2013	2012
		(In millions)
Gain (loss) on cash flow hedges reclassified from accumulated other comprehensive loss	Oil and Gas Production Revenues	$(11)	$78	$(20)	$119
Gain (loss) for ineffectiveness on cash flow hedges	Derivative instrument gains (losses), net	$—	$—	$—	$—
Gain (loss) on derivatives not designated as cash flow hedges	Derivative instrument gains (losses), net	$247	$—	$147	$—

Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations is reflected in the statement of consolidated cash flows as a component of “Other” in “Adjustments to reconcile net income to net cash provided by operating activities.”

Derivative Activity in Accumulated Other Comprehensive Loss

A reconciliation of the components of accumulated other comprehensive loss in the statement of consolidated shareholders’ equity related to Apache’s cash flow hedges is presented in the table below. Derivative activity represents all of the reclassifications out of accumulated other comprehensive loss to income for the periods presented.

	For the Six Months Ended June 30,
	2013		2012
	Before tax	After tax	Before tax	After tax
	(In millions)
Unrealized gain (loss) on derivatives at beginning of period	$(10)	$(6)	$145	$114
Realized amounts reclassified into earnings	20	14	(119)	(92)
Net change in derivative fair value	—	(1)	171	112
Ineffectiveness reclassified into earnings	—	—	—	—

Unrealized gain on derivatives at end of period	$10	$7	$197	$134

Gains and losses on existing hedges will be realized in future earnings through 2014, in the same period as the related sales of natural gas and crude oil production occur. Included in accumulated other comprehensive loss as of June 30, 2013, is a net gain of approximately $10 million ($6 million after tax) that applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions.

4. OTHER CURRENT LIABILITIES

The following table provides detail of our other current liabilities:

	June 30, 2013	December 31, 2012
	(In millions)
Accrued operating expenses	$224	$211
Accrued exploration and development	1,573	1,792
Accrued compensation and benefits	136	198
Accrued interest	187	160
Accrued income taxes	370	297
Accrued United Kingdom Petroleum Revenue Tax	196	53
Other	151	149

Total Other current liabilities	$2,837	$2,860

5. ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the six-month period ended June 30, 2013:

(In millions)
Asset retirement obligation at December 31, 2012	$4,578
Liabilities incurred	251
Liabilities acquired	53
Liabilities settled	(270)
Accretion expense	130
Revisions in estimated liabilities	11

Asset retirement obligation at June 30, 2013	4,753
Less current portion	(475)

Asset retirement obligation, long-term	$4,278

6. DEBT AND FINANCING COSTS

The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Uncommitted credit lines	$78	$78	$91	$91
Commercial paper	1,430	1,430	489	489
Notes and debentures	11,267	11,762	11,765	13,340

Total Debt	$12,775	$13,270	$12,345	$13,920

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

During the second quarter, Apache repaid the $500 million aggregate principal amount of 5.25-percent notes that matured on April 15, 2013, by borrowing under our commercial paper program. As of June 30, 2013, current debt included $400 million 6.00-percent notes due in September 2013. Additionally, current debt included $78 million and $91 million borrowed on uncommitted credit facilities and overdraft lines as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, the Company had unsecured committed revolving credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2017. The facilities consist of a $1.7 billion facility and $1.0 billion facility for the U.S., a $300 million facility for Australia, and a $300 million facility for Canada. As of June 30, 2013, available borrowing capacity under the Company’s credit facilities was $1.9 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under our committed credit facilities. As of June 30, 2013, the Company had $1.4 billion in commercial paper outstanding, compared with $489 million as of December 31, 2012.

Financing Costs, Net

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Interest expense	$143	$131	$291	$239
Amortization of deferred loan costs	2	2	4	3
Capitalized interest	(90)	(85)	(183)	(151)
Interest income	(4)	(3)	(8)	(6)

Financing costs, net	$51	$45	$104	$85

7. INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, the Company recorded the income tax impact of a $65 million non-cash write-down of its Argentinian proved oil and gas properties as a discrete item in the first quarter of 2013. Additionally, the Company recorded the income tax impact of a $521 million and $641 million non-cash write-down of its Canadian proved oil and gas properties as a discrete item in the first and second quarters of 2012, respectively.

The Company recorded a $9 million decrease and a $16 million increase in the Argentina and Canada valuation allowances, respectively, during the second quarter of 2013 for deferred tax assets the Company does not expect to realize. During the first quarter of 2013, the Company recorded an increase in the valuation allowances in Argentina and Canada totaling $27 million and $12 million, respectively.

Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is under audit with the Internal Revenue Service (IRS) for the 2011 tax year. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has an accrued liability of approximately $16 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

U.S. Royalty Litigation

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, on August 20, 2012, in Foster v. Apache Corporation, Civil Action No. CIV-10-0573-HE, in the United States District Court for the Western District of Oklahoma, the District Court denied plaintiff’s motion for class certification. The plaintiff filed a motion for reconsideration, which was also denied, and petitioned the United States Court of Appeals for the Tenth Circuit to accept an appeal of the District Court’s ruling denying class certification. The plaintiff withdrew the petition to appeal following decisions on July 8, 2013, by the United States Court of Appeals for the Tenth Circuit to vacate District Court class certification orders in two unrelated lawsuits – Wallace B. Roderick Revocable Living Trust v. XTO Energy, Inc., No. 12-3176, and Chieftain Royalty Company v. XTO Energy, Inc., No. 12-7047. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

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

On July 24, 2013, a lawsuit was filed captioned Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East v. Tennessee Gas Pipeline Company et al., Case No. 2013-6911 in the Civil District Court for the Parish of Orleans, State of Louisiana, in which plaintiff on behalf of itself and as the board governing the levee districts of Orleans, Lake Borgne Basin, and East Jefferson alleges that Louisiana coastal lands have been damaged as a result of oil and gas industry activity, including a network of canals for access and pipelines. The plaintiff seeks damages and injunctive relief in the form of abatement and restoration based on claims of negligence, strict liability, natural servitude of drain, public nuisance, private nuisance, and breach of contract – third party beneficiary. Apache has been indiscriminately named as one of approximately 100 defendants in the lawsuit. The overall exposure related to this lawsuit is not currently determinable. While an adverse judgment against Apache might be possible, Apache intends to vigorously defend the case.

Hurricane-Related Litigation

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, on May 27, 2011, in the case styled Comer et al. v. Murphy Oil USA, Inc. et al., Case No. 1:11-cv-220 HS0-JMR, in the United States District Court for the Southern District of Mississippi, the District Court granted defendants’ motion to dismiss plaintiffs’ claims, and plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. On May 14, 2013, the United States Court of Appeals for the Fifth Circuit affirmed the District Court’s decision in case No. 12-60291. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

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

Breton Lawsuit

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, on October 29, 2012, plaintiffs filed an amended complaint in Breton Energy, L.L.C. et al. v. Mariner Energy Resources, Inc., et al., Case 4:11-cv-03561, in the United States District Court for the Southern District of Texas, Houston Division, seeking compensation from defendants for allegedly depriving plaintiffs of rights to hydrocarbons in a reservoir described by plaintiffs as a common reservoir in West Cameron Blocks 171 and 172 offshore Louisiana in the Gulf of Mexico. On May 28, 2013, the United States District Court for the Southern District of Texas dismissed the plaintiffs’ claims and entered judgment in favor of the defendants. On June 3, 2013, the plaintiffs filed a notice of appeal in the United States Court of Appeals for the Fifth Circuit. The appeal is pending. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

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

Environmental Matters

As of June 30, 2013, the Company had an undiscounted reserve for environmental remediation of approximately $98 million. The Company is not aware of any environmental claims existing as of June 30, 2013, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

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

On June 1, 2013 Apache Canada Ltd. discovered a leak of produced water from a below ground pipeline in the area of our Zama Operations in northern Alberta. The pipeline was associated with a produced water disposal well. The spill resulted in approximately 60 thousand barrels of produced water being released to the marsh land environment. The applicable government agencies were immediately notified of the event and the line was shut down. Apache Canada Ltd. is currently conducting clean up and monitoring activities in the affected area. It is communicating with appropriate parties including regulatory and First Nation representatives. Investigation of the incident is underway. While the exposure related to this incident is not currently determinable, the Company does not expect the economic impact of this incident to have a material effect on the Company’s financial position, results of operations, or liquidity.

9. CAPITAL STOCK

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share for the quarters and six-month periods ended June 30, 2013 and 2012 is presented in the table below.

	For the Quarter Ended June 30,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$1,016	392	$2.59	$337	389	$0.87

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	19	14		—	—
Stock options and other	—	2		—	1

Diluted:
Income attributable to common stock, including assumed conversions	$1,035	408	$2.54	$337	390	$0.86

	For the Six Months Ended June 30,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$1,714	392	$4.37	$1,115	387	$2.88

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	38	14		38	14
Stock options and other	—	2		—	2

Diluted:
Income attributable to common stock, including assumed conversions	$1,752	408	$4.30	$1,153	403	$2.86

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 6.7 million and 4.4 million for the quarters ending June 30, 2013 and 2012, and 7.4 million and 3.7 million for the six months ended June 30, 2013 and 2012, respectively. For the quarter ended June 30, 2012, 14.4 million shares related to the assumed conversion of the Mandatory Convertible Preferred Stock were also anti-dilutive.

Common and Preferred Stock Dividends

For the quarter and six months ended June 30, 2013, Apache paid $78 million and $145 million, respectively, in dividends on its common stock. For the quarter and six months ended June 30, 2012, Apache paid $65 million and $123 million, respectively.

For each of the quarters and six months ended June 30, 2013 and June 30, 2012, Apache paid $19 million and $38 million in dividends on its Series D Preferred Stock, respectively.

During the first quarter of 2013, Apache’s Board of Directors approved an 18-percent increase for the regular quarterly cash dividend on the Company’s common stock to $0.20 per share. This increase applied to the dividend on common stock payable on May 22, 2013, to stockholders of record on April 22, 2013.

Stock Repurchase Program

In May 2013, Apache’s Board of Directors authorized the purchase of up to 30 million shares of the Company’s common stock, valued at approximately $2 billion when first announced. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the program on June 10, 2013, with the repurchase of 2,924,271 shares at an average price of $85.47 during the month of June. The Company anticipates that further purchases will primarily be made with proceeds from asset dispositions, but the Company is not obligated to acquire any specific number of shares.

Series D Preferred Stock

On July 28, 2010, Apache issued 25.3 million depositary shares, each representing a 1/20th interest in a share of Apache’s 6.00-percent Mandatory Convertible Preferred Stock, Series D (Preferred Share), or 1.265 million Preferred Shares. Upon conversion of the outstanding Preferred Shares on August 1, 2013, 14.4 million Apache common shares were issued.

10. BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At June 30, 2013, the Company had production in six countries: the United States, Canada, Egypt, Australia, the United Kingdom (U.K.) North Sea, and Argentina. Apache also pursues exploration interests in other countries that may, over time, result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt	Australia	North Sea	Argentina	Other International	Total
	(In millions)
For the Quarter Ended June 30, 2013
Oil and Gas Production Revenues	$1,836	$329	$893	$291	$652	$118	$—	$4,119

Operating Income (Loss) (1)	$712	$14	$512	$119	$202	$(1)	$—	$1,558

Other Income (Expense):
Derivative instrument gains (losses), net								247
Other								17
General and administrative								(133)
Financing costs, net								(51)

Income Before Income Taxes								$1,638

For the Six Months Ended June 30, 2013
Oil and Gas Production Revenues	$3,513	$627	$1,902	$588	$1,392	$243	$—	$8,265

Operating Income (Loss) (1)	$1,298	$11	$1,170	$254	$448	$(64)	$—	$3,117

Other Income (Expense):
Derivative instrument gains (losses), net								147
Other								47
General and administrative								(249)
Financing costs, net								(104)

Income Before Income Taxes								$2,958

Total Assets	$33,376	$6,927	$6,951	$7,124	$7,114	$1,728	$130	$63,350

For the Quarter Ended June 30, 2012
Oil and Gas Production Revenues	$1,442	$295	$1,011	$388	$694	$126	$—	$3,956

Operating Income (Loss)(1)	$526	$(671)	$672	$202	$251	$15	$(7)	$988

Other Income (Expense):
Other								16
General and administrative								(132)
Merger, acquisitions & transition								(16)
Financing costs, net								(45)

Income Before Income Taxes								$811

For the Six Months Ended June 30, 2012
Oil and Gas Production Revenues	$2,992	$648	$2,260	$814	$1,436	$263	$—	$8,413

Operating Income (Loss) (1)	$1,197	$(1,158)	$1,599	$453	$515	$44	$(7)	$2,643

Other Income (Expense):
Other								95
General and administrative								(260)
Merger, acquisitions & transition								(22)
Financing costs, net								(85)

Income Before Income Taxes								$2,371

Total Assets	$28,453	$7,932	$6,916	$5,487	$6,541	$1,810	$78	$57,217

(1)

Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. Argentina’s operating loss for the first six months of 2013 includes additional depletion of $65 million to write-down the carrying value of oil and gas properties. Canada’s operating loss for the first quarter and second quarter of 2012 includes additional depletion of $521 million and $641 million, respectively, to write-down the carrying value of oil and gas properties.

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

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 30, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,255	$—	$2,864	$—	$4,119
Equity in net income (loss) of affiliates	718	(6)	2	(714)	—
Derivative instrument gains (losses), net	247	—	—	—	247
Other	3	15	—	(1)	17

	2,223	9	2,866	(715)	4,383

OPERATING EXPENSES:
Depreciation, depletion and amortization	470	—	934	—	1,404
Asset retirement obligation accretion	20	—	45	—	65
Lease operating expenses	267	—	562	—	829
Gathering and transportation	17	—	63	—	80
Taxes other than income	57	—	126	—	183
General and administrative	102	—	32	(1)	133
Financing costs, net	34	14	3	—	51

	967	14	1,765	(1)	2,745

INCOME (LOSS) BEFORE INCOME TAXES	1,256	(5)	1,101	(714)	1,638
Provision (benefit) for income taxes	221	(1)	383	—	603

NET INCOME (LOSS)	1,035	(4)	718	(714)	1,035
Preferred stock dividends	19	—	—	—	19

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,016	$(4)	$718	$(714)	$1,016

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$1,031	$(4)	$718	$(714)	$1,031

(1)

Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 30, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$982	$—	$2,974	$—	$3,956
Equity in net income (loss) of affiliates	217	(227)	59	(49)	—
Other	—	17	—	(1)	16

	1,199	(210)	3,033	(50)	3,972

OPERATING EXPENSES:
Depreciation, depletion and amortization	356	—	1,576	—	1,932
Asset retirement obligation accretion	18	—	39	—	57
Lease operating expenses	216	—	488	—	704
Gathering and transportation	11	—	61	—	72
Taxes other than income	44	—	159	—	203
General and administrative	102	—	31	(1)	132
Merger, acquisitions & transition	14	—	2	—	16
Financing costs, net	7	14	24	—	45

	768	14	2,380	(1)	3,161

INCOME (LOSS) BEFORE INCOME TAXES	431	(224)	653	(49)	811
Provision (benefit) for income taxes	75	(56)	436	—	455

NET INCOME (LOSS)	356	(168)	217	(49)	356
Preferred stock dividends	19	—	—	—	19

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$337	$(168)	$217	$(49)	$337

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$390	$(168)	$217	$(49)	$390

(1)

Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$2,401	$—	$5,864	$—	$8,265
Equity in net income (loss) of affiliates	1,328	(17)	5	(1,316)	—
Derivative instrument gains (losses), net	147	—	—	—	147
Other	1	30	19	(3)	47

	3,877	13	5,888	(1,319)	8,459

OPERATING EXPENSES:
Depreciation, depletion and amortization	871	—	1,968	—	2,839
Asset retirement obligation accretion	40	—	90	—	130
Lease operating expenses	548	—	1,052	—	1,600
Gathering and transportation	31	—	123	—	154
Taxes other than income	101	—	324	—	425
General and administrative	202	—	50	(3)	249
Financing costs, net	68	28	8	—	104

	1,861	28	3,615	(3)	5,501

INCOME (LOSS) BEFORE INCOME TAXES	2,016	(15)	2,273	(1,316)	2,958
Provision (benefit) for income taxes	264	(3)	945	—	1,206

NET INCOME (LOSS)	1,752	(12)	1,328	(1,316)	1,752
Preferred stock dividends	38	—	—	—	38

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,714	$(12)	$1,328	$(1,316)	$1,714

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK(1)	$1,727	$(12)	$1,328	$(1,316)	$1,727

(1)

Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$2,040	$—	$6,373	$—	$8,413
Equity in net income (loss) of affiliates	772	(401)	105	(476)	—
Other	(1)	34	64	(2)	95

	2,811	(367)	6,542	(478)	8,508

OPERATING EXPENSES:
Depreciation, depletion and amortization	648	—	3,024	—	3,672
Asset retirement obligation accretion	37	—	75	—	112
Lease operating expenses	431	—	946	—	1,377
Gathering and transportation	23	—	126	—	149
Taxes other than income	94	—	366	—	460
General and administrative	205	—	57	(2)	260
Merger, acquisitions & transition	16	—	6	—	22
Financing costs, net	51	28	6	—	85

	1,505	28	4,606	(2)	6,137

INCOME (LOSS) BEFORE INCOME TAXES	1,306	(395)	1,936	(476)	2,371
Provision (benefit) for income taxes	153	(99)	1,164	—	1,218

NET INCOME (LOSS)	1,153	(296)	772	(476)	1,153
Preferred stock dividends	38	—	—	—	38

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,115	$(296)	$772	$(476)	$1,115

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$1,135	$(296)	$772	$(476)	$1,135

(1)

Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$688	$(76)	$4,768	$—	$5,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,854)	—	(3,284)	—	(5,138)
Additions to gas gathering, transmission and processing facilities	(54)	—	(441)	—	(495)
Proceeds from Kitimat LNG transaction, net	—	—	405	—	405
Acquisitions, other	—	—	(148)	—	(148)
Investment in subsidiaries, net	1,258	—	—	(1,258)	—
Other	(58)	—	70	—	12

NET CASH USED IN INVESTING ACTIVITIES	(708)	—	(3,398)	(1,258)	(5,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	945	—	(14)	—	931
Intercompany borrowings	—	1	(1,253)	1,252	—
Payments on fixed rate debt	(500)	—	—	—	(500)
Dividends paid	(183)	—	—	—	(183)
Treasury stock activity, net	(249)	—	—	—	(249)
Other	7	75	(79)	6	9

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20	76	(1,346)	1,258	8

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	24	—	24
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	160	—	160

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$184	$—	$184

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$908	$(59)	$3,950	$—	$4,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,328)	—	(2,428)	—	(3,756)
Additions to gas gathering, transmission and processing facilities	(25)	—	(417)	—	(442)
Acquisition of Cordillera	(2,607)	—	—	—	(2,607)
Acquisition of Yara Pilbara Holdings Pty Limited	—	—	(439)	—	(439)
Acquisitions, other	(1)	—	(64)	—	(65)
Proceeds from sales of oil and gas properties	5	—	4	—	9
Investment in subsidiaries, net	612	—	—	(612)	—
Other	(456)	—	170	—	(286)

NET CASH USED IN INVESTING ACTIVITIES	(3,800)	—	(3,174)	(612)	(7,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	393	—	38	—	431
Intercompany borrowings	—	—	(587)	587	—
Fixed rate debt borrowings	2,991	—	—	—	2,991
Payments on fixed rate debt	(400)	—	—	—	(400)
Dividends paid	(161)	—	—	—	(161)
Treasury stock activity, net	2	—	—	—	2
Other	35	55	(125)	25	(10)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,860	55	(674)	612	2,853

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32)	(4)	102	—	66
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41	5	249	—	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$1	$351	$—	$361

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$184	$—	$184
Receivables, net of allowance	979	—	1,935	—	2,914
Inventories	93	—	880	—	973
Drilling advances	7	1	290	—	298
Derivative instruments	87	—	—	—	87
Prepaid assets and other	157	—	247	(102)	302
Intercompany receivable	4,503	—	—	(4,503)	—

	5,826	1	3,536	(4,605)	4,758

PROPERTY AND EQUIPMENT, NET	19,893	—	35,928	—	55,821

OTHER ASSETS:
Intercompany receivable	3,376	—	—	(3,376)	—
Equity in affiliates	22,389	938	94	(23,421)	—
Goodwill, net	173	—	1,196	—	1,369
Deferred charges and other	234	1,002	1,166	(1,000)	1,402

	$51,891	$1,941	$41,920	$(32,402)	$63,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$874	$2	$470	$—	$1,346
Current debt	417	—	61	—	478
Asset retirement obligation	471	—	4	—	475
Derivative instruments	22	—	—	—	22
Other current liabilities	957	4	1,978	(102)	2,837
Intercompany payable	—	—	4,503	(4,503)	—

	2,741	6	7,016	(4,605)	5,158

LONG-TERM DEBT	11,649	647	1	—	12,297

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	—	—	3,376	(3,376)	—
Income taxes	3,323	6	5,167	—	8,496
Asset retirement obligation	1,048	—	3,230	—	4,278
Other	409	250	741	(1,000)	400

	4,780	256	12,514	(4,376)	13,174

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY	32,721	1,032	22,389	(23,421)	32,721

	$51,891	$1,941	$41,920	$(32,402)	$63,350

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$160	$—	$160
Receivables, net of allowance	876	—	2,210	—	3,086
Inventories	95	—	813	—	908
Drilling advances	21	1	562	—	584
Derivative instruments	31	—	—	—	31
Prepaid assets and other	102	—	91	—	193
Intercompany receivable	3,766	—	—	(3,766)	—

	4,891	1	3,836	(3,766)	4,962

PROPERTY AND EQUIPMENT, NET	18,517	—	34,763	—	53,280

OTHER ASSETS:
Intercompany receivable	4,628	—	—	(4,628)	—
Equity in affiliates	21,047	934	97	(22,078)	—
Goodwill, net	173	—	1,116	—	1,289
Deferred charges and other	152	1,002	1,052	(1,000)	1,206

	$49,408	$1,937	$40,864	$(31,472)	$60,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$639	$1	$452	$—	$1,092
Current debt	912	—	78	—	990
Asset retirement obligation	471	—	7	—	478
Derivative instruments	96	—	20	—	116
Other current liabilities	893	3	1,964	—	2,860
Intercompany payable	—	—	3,766	(3,766)	—

	3,011	4	6,287	(3,766)	5,536

LONG-TERM DEBT	10,706	647	2	—	11,355

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	—	—	4,628	(4,628)	—
Income taxes	2,990	5	5,029	—	8,024
Asset retirement obligation	992	—	3,108	—	4,100
Other	378	250	763	(1,000)	391

	4,360	255	13,528	(5,628)	12,515

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY	31,331	1,031	21,047	(22,078)	31,331

	$49,408	$1,937	$40,864	$(31,472)	$60,737

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil, and natural gas liquids. The Company has exploration and production interests in six countries: the U.S., Canada, Egypt, Australia, the United Kingdom (U.K.) North Sea, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

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

Financial Overview

For the second quarter of 2013, Apache reported earnings of $1.0 billion, or $2.54 per diluted common share, compared with $337 million, or $0.86 per share, in the prior-year period. Earnings for the first half of 2013 totaled $1.7 billion, or $4.30 per diluted share. Apache’s adjusted earnings for the second quarter of 2013, which exclude certain items impacting the comparability of results, were $801 million, or $2.01 per diluted common share, down from $821 million, or $2.07 per share, in the second quarter of 2012. Adjusted earnings for the first half of 2013 totaled $1.6 billion, or $4.03 per diluted share, down from $2.0 billion or $5.06 per share in the comparable prior-year period. Adjusted earnings is not a financial measure prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of adjusted earnings and a reconciliation of adjusted earnings to income attributable to common stock, the most directly comparable GAAP financial measure, please see “Non-GAAP Measures” in this Item 2.

Underpinning earnings was a 42-percent increase in onshore North America liquids production over the prior-year quarter. This growth resulted in a 2-percent increase in worldwide production to 790 thousand barrels of oil equivalent per day (Mboe/d) and a 4-percent increase in production revenues to $4.1 billion. Worldwide liquids production for the quarter was 10 percent higher than the comparative 2012 quarter averaging 426 Mboe/d, of which 84 percent was crude oil.

The strength of our crude oil portfolio helped drive net cash provided by operating activities (operating cash flows or cash flows) which totaled $2.8 billion for the second quarter of 2013, consistent with the second quarter of 2012. Operating cash flows is a key measure for us as it provides liquidity for our active drilling program and large-scale development projects currently in progress. With our significant acquisitions over the past three years and increased production levels, the Company’s operating cash flows have been trending upward. This additional cash flow has primarily been invested in exploration and development activities, including increased drilling on our expanded acreage positions. We routinely adjust our capital budget on a quarterly basis in response to changing market conditions and operating cash flow forecasts.

Although operating cash flows are the Company’s primary source of liquidity, we may also elect to utilize available committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the occasional sale of assets for all other liquidity needs. Earlier this year, the Company announced plans to divest approximately $4 billion of assets by year-end 2013 to enhance financial flexibility and rebalance our portfolio, after several years of acquisitions, to an asset mix we believe will continue to generate strong returns, drive more predictable growth, and deliver value to our shareholders. The Company intends to use the proceeds from these divestitures to reduce debt and to repurchase Apache common shares under a 30-million share repurchase program authorized by the Company’s Board of Directors. As of the date of this filing, approximately 2.9 million shares have been repurchased. For additional information on this share repurchase program, please see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

As an important first step to our asset divestiture plan, in July 2013 Apache announced that it had entered into an agreement to sell its Gulf of Mexico Shelf operations and properties to Fieldwood Energy LLC (Fieldwood), an affiliate of Riverstone Holdings. Under the terms of the agreement, Apache will receive cash proceeds of $3.75 billion and Fieldwood will assume liabilities estimated at $1.5 billion related to future abandonment of the assets (discounted asset retirement obligation as of June 30, 2013). Apache will retain a 50-percent ownership interest in all exploration blocks and in horizons below existing production in developed blocks. The effective date of the agreement is July 1, 2013, and the transaction is expected to close September 30, 2013, subject to customary regulatory approvals and closing conditions.

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

North America

•

In the second quarter, the Central region saw production increase for the fifth consecutive quarter as we continue to deploy capital across our nearly two million gross acres in the Anadarko basin. Production was up 65 percent relative to the prior-year quarter as the result of our active oil and liquids-rich drilling program and full integration of production from our Cordillera acquisition. During the quarter we operated an average of 28 drilling rigs, drilling 87 gross wells with 100 percent success.

•

Our active drilling program in the Permian Basin during the second quarter of 2013 resulted in a production increase of 18 percent relative to the second quarter of 2012. Over 55 percent of the region’s production is crude oil and 18 percent is natural gas liquids (NGL). Combined this represents 21 percent of Apache’s total liquids production for the second quarter of 2013.

•

Second quarter 2013 U.S. production represents 45 percent of Apache’s total worldwide production, a 20-percent increase over the U.S. share in the second quarter of 2012. Focused drilling programs in the Permian Basin and Anadarko basin continue to provide momentum for Apache’s U.S. production growth.

International

•

On July 16, 2013, Apache announced its Bianchi-1 natural gas discovery located 4 miles northeast of the 2011 Zola gas discovery offshore Western Australia in the Carnarvon Basin. The well logged 367 feet of net pay in eight reservoir zones between 15,577 and 17,530 feet subsea. Apache is in the early stages of evaluating the discovery results and assessing potential commercial opportunities. Apache operates and owns a 30.25-percent working interest in the well.

•

During the second quarter of 2013, major milestones were met on the Forties Alpha Satellite Platform project in the North Sea. The bridge and topsides module were successfully delivered and installed offshore. The project is now in the final stages leading up to commissioning with drilling scheduled to commence in the third quarter of 2013. This platform is bridge-linked to the adjacent main Forties Alpha platform and provides an additional 18 drilling slots, plus power and processing capacity.

•

On August 1, 2013, Apache announced that the third development well in the Bacchus Field in the U.K. North Sea has pushed field production past 17,600 barrels of oil per day. Apache has a 50 percent interest in the field. Following the recent success at Bacchus, Apache has extended its current Forties 3D seismic survey area to cover other Jurassic development and exploration targets in Apache licenses in the Bacchus area.

•

On August 1, 2013, Apache announced seven oil and gas discoveries in four different geologic basins in Egypt’s Western Desert. In particular, the Riviera SW-1X discovery in the Abu Gharadig basin test-flowed 5,800 barrels of oil and 2.8 million cubic feet of gas per day from a Lower Bahariya sand with 24 feet of net pay. All seven discoveries have been tested and the Riviera SW-1X is already producing.

Notable Events

Egypt Political Unrest

In February 2011, former Egyptian president Hosni Mubarak stepped down, and the Egyptian Supreme Council of the Armed Forces took power, announcing that it would remain in power until presidential and parliamentary elections could be held. In June 2012, President Mohamed Morsi of the Muslim Brotherhood’s Freedom and Justice Party was elected as Egypt’s new president, and in December 2012, the people of Egypt ratified a new constitution.

In July 2013, the Egyptian military removed President Morsi from power and installed Egypt’s Chief Justice, Adly Mansour, as acting president of a temporary government, which is seeking to set a schedule for new parliamentary and presidential elections in 2014.

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

As of December 31, 2012, Apache had 2,995,771 net undeveloped acres in Egypt set to expire by year-end 2013, and 285,325 and 954,553 net undeveloped acres set to expire in 2014 and 2015, respectively. During the first six months of 2013, the Egyptian General Petroleum Corporation (EGPC) has granted six-month extensions for each of our concessions expiring during this year. We continue to seek longer term extensions but cannot assure that such extensions can be achieved on an economic basis or otherwise on terms agreeable to both the Company and EGPC. There are currently no reserves recorded on this undeveloped acreage and Apache will not make future investments in these areas unless the present concessions are extended.

Apache purchases multi-year political risk insurance from the Overseas Private Investment Corporation (OPIC) and other highly rated international insurers covering a portion of its investments in Egypt. In the aggregate, these insurance policies, subject to the policy terms and conditions, provide approximately $900 million of coverage to Apache for losses arising from confiscation, nationalization, and expropriation risks, with a $192 million sub-limit for currency inconvertibility.

In addition, Apache has a separate policy with OPIC, which provides $300 million of coverage for losses arising from (1) non-payment by EGPC of arbitral awards covering amounts owed Apache on past due invoices and (2) expropriation of exportable petroleum in the event that actions taken by the government of Egypt prevent Apache from exporting our share of production. In October 2012, the Multilateral Investment Guarantee Agency (MIGA), a member of the World Bank Group, announced that it was providing $150 million in reinsurance to OPIC for the remainder of the policy term. This provision of long-term reinsurance to OPIC will allow Apache to maintain the $300 million of insurance coverage through 2024.

Results of Operations

Oil and Gas Revenues

Oil and gas production revenues for the second quarter and first six months of 2013 totaled $4.1 billion and $8.3 billion, respectively, a $163 million increase and $148 million decrease from the comparative 2012 periods. The table below presents revenues by region and each region’s percent contribution to revenues for 2013 and 2012.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$1,390	43%	$1,096	35%	$2,659	41%	$2,266	34%
Canada	148	5%	115	4%	275	4%	246	4%

North America	1,538	48%	1,211	39%	2,934	45%	2,512	38%

Egypt	796	25%	888	29%	1,708	27%	2,007	30%
Australia	199	6%	304	10%	402	6%	644	10%
North Sea	597	19%	626	20%	1,278	20%	1,305	20%
Argentina	66	2%	63	2%	129	2%	136	2%

International	1,658	52%	1,881	61%	3,517	55%	4,092	62%

Total(1)	$3,196	100%	$3,092	100%	$6,451	100%	$6,604	100%

Total Gas Revenues:
United States	$319	41%	$257	35%	$607	41%	$549	36%
Canada	167	22%	163	22%	318	21%	361	23%

North America	486	63%	420	57%	925	62%	910	59%

Egypt	98	13%	123	17%	195	13%	253	16%
Australia	91	12%	84	11%	186	12%	170	11%
North Sea	47	6%	56	7%	97	6%	104	7%
Argentina	47	6%	57	8%	101	7%	114	7%

International	283	37%	320	43%	579	38%	641	41%

Total(2)	$769	100%	$740	100%	$1,504	100%	$1,551	100%

Natural Gas Liquids (NGL)
Revenues:
United States	$127	82%	$89	72%	$247	80%	$177	68%
Canada	15	10%	17	13%	34	11%	41	16%

North America	142	92%	106	85%	281	91%	218	84%

North Sea	8	5%	12	10%	17	5%	27	11%
Argentina	4	3%	6	5%	12	4%	13	5%

International	12	8%	18	15%	29	9%	40	16%

Total	$154	100%	$124	100%	$310	100%	$258	100%

Total Oil and Gas Revenues:
United States	$1,836	45%	$1,442	36%	$3,513	42%	$2,992	35%
Canada	330	8%	295	8%	627	8%	648	8%

North America	2,166	53%	1,737	44%	4,140	50%	3,640	43%

Egypt	894	21%	1,011	26%	1,903	23%	2,260	27%
Australia	290	7%	388	10%	588	7%	814	10%
North Sea	652	16%	694	17%	1,392	17%	1,436	17%
Argentina	117	3%	126	3%	242	3%	263	3%

International	1,953	47%	2,219	56%	4,125	50%	4,773	57%

Total	$4,119	100%	$3,956	100%	$8,265	100%	$8,413	100%

(1)

Financial derivative hedging activities decreased oil revenues $18 million and $37 million for the 2013 second quarter and six-month period, respectively, and $40 million and $104 million for the 2012 second quarter and six-month period, respectively.

(2)

Financial derivative hedging activities increased natural gas revenues $7 million and $17 million for the 2013 second quarter and six-month period, respectively, and $119 million and $223 million for the 2012 second quarter and six-month period, respectively.

Production

The table below presents the second-quarter and year-to-date 2013 and 2012 production and the relative increase or decrease from the prior-period.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Oil Volume – b/d
United States	157,298	127,678	23%	153,303	126,803	21%
Canada	18,573	15,277	22%	17,878	15,429	16%

North America	175,871	142,955	23%	171,181	142,232	20%

Egypt(1)	88,002	98,922	(11%)	89,649	99,206	(10%)
Australia	21,810	30,497	(28%)	20,911	30,447	(31%)
North Sea	63,667	65,996	(4%)	66,051	65,971	0%
Argentina	9,365	9,583	(2%)	9,331	9,608	(3%)

International	182,844	204,998	(11%)	185,942	205,232	(9%)

Total	358,715	347,953	3%	357,123	347,464	3%

Natural Gas Volume – Mcf/d
United States	860,661	844,413	2%	857,195	830,953	3%
Canada	520,797	612,064	(15%)	519,991	624,145	(17%)

North America	1,381,458	1,456,477	(5%)	1,377,186	1,455,098	(5%)

Egypt(1)	357,291	358,985	0%	361,428	367,526	(2%)
Australia	212,022	211,524	0%	213,202	217,930	(2%)
North Sea	48,411	64,722	(25%)	51,704	65,894	(22%)
Argentina	184,528	224,289	(18%)	186,383	217,741	(14%)

International	802,252	859,520	(7%)	812,717	869,091	(6%)

Total	2,183,710	2,315,997	(6%)	2,189,903	2,324,189	(6%)

NGL Volume – b/d
United States	57,018	29,665	92%	53,180	25,991	105%
Canada	6,686	5,844	14%	6,675	6,078	10%

North America	63,704	35,509	79%	59,855	32,069	87%

North Sea	1,201	1,957	(39%)	1,346	1,962	(31%)
Argentina	2,239	3,067	(27%)	2,529	3,030	(17%)

International	3,440	5,024	(32%)	3,875	4,992	(22%)

Total	67,144	40,533	66%	63,730	37,061	72%

BOE per day(2)
United States	357,759	298,080	20%	349,349	291,287	20%
Canada	112,059	123,131	(9%)	111,218	125,531	(11%)

North America	469,818	421,211	12%	460,567	416,818	10%

Egypt	147,551	158,752	(7%)	149,887	160,460	(7%)
Australia	57,147	65,751	(13%)	56,444	66,769	(15%)
North Sea	72,936	78,741	(7%)	76,015	78,915	(4%)
Argentina	42,359	50,031	(15%)	42,924	48,928	(12%)

International	319,993	353,275	(9%)	325,270	355,072	(8%)

Total	789,811	774,486	2%	785,837	771,890	2%

(1)

Gross oil production in Egypt for the second quarter and six-month period of 2013 was 193,341 b/d and 196,242 b/d, respectively. For the comparative 2012 periods gross oil production in Egypt was 214,073 b/d and 214,602 b/d, respectively. Gross natural gas production in Egypt for the second quarter and six-month period of 2013 was 901,181 Mcf/d and 907,871 Mcf/d, respectively. For the comparative 2012 periods gross natural gas production in Egypt was 894,709 Mcf/d and 902,355 Mcf/d, respectively.

(2)

The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

Pricing

The table below presents second-quarter and year-to-date 2013 and 2012 pricing and the relative increase or decrease from the prior-periods.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Average Oil Price - Per barrel
United States	$97.14	$94.37	3%	$95.84	$98.20	(2%)
Canada	87.38	82.35	6%	84.97	87.46	(3%)
North America	96.11	93.08	3%	94.70	97.03	(2%)
Egypt	99.36	98.73	1%	105.25	111.18	(5%)
Australia	100.79	109.46	(8%)	106.29	116.20	(9%)
North Sea	102.95	104.16	(1%)	106.85	108.67	(2%)
Argentina	77.74	72.69	7%	76.56	77.88	(2%)
International	99.67	100.86	(1%)	104.50	109.56	(5%)
Total(1)	97.93	97.66	0%	99.80	104.43	(4%)
Average Natural Gas Price - Per Mcf
United States	$4.07	$3.33	22%	$3.92	$3.63	8%
Canada	3.52	2.94	20%	3.37	3.18	6%
North America	3.86	3.17	22%	3.71	3.44	8%
Egypt	3.00	3.75	(20%)	2.97	3.77	(21%)
Australia	4.70	4.41	7%	4.82	4.29	12%
North Sea	10.86	9.42	15%	10.41	8.68	20%
Argentina	2.79	2.76	1%	2.99	2.87	4%
International	3.87	4.08	(5%)	3.93	4.05	(3%)
Total(2)	3.87	3.51	10%	3.79	3.67	3%
Average NGL Price - Per barrel
United States	$24.46	$32.99	(26%)	$25.61	$37.51	(32%)
Canada	24.60	32.07	(23%)	28.35	37.03	(23%)
North America	24.48	32.84	(25%)	25.92	37.42	(31%)
North Sea	70.39	69.23	2%	70.81	76.69	(8%)
Argentina	20.94	21.09	(1%)	26.12	23.61	11%
International	38.19	39.84	(4%)	41.65	44.47	(6%)
Total	25.18	33.71	(25%)	26.87	38.37	(30%)

(1)

Reflects a per-barrel decrease of $0.54 and $0.57 from derivative activities for the 2013 second quarter and six-month period, respectively, and a decrease of $1.25 and $1.64 from derivative activities for the comparative 2012 second quarter and six-month period, respectively.

(2)

Reflects a per-Mcf increase of $0.03 and $0.04 from derivative activities for the 2013 second quarter and six-month period, respectively, and an increase of $0.56 and $0.53 from derivative activities for the comparative 2012 second quarter and six-month period, respectively.

Second-Quarter 2013 compared to Second-Quarter 2012

Crude Oil Revenues Crude oil revenues for the second quarter of 2013 totaled $3.2 billion, a $104 million increase from the comparative 2012 quarter, primarily the result of a 3-percent increase in average daily production. Crude oil accounted for 78 percent of oil and gas production revenues and 45 percent of worldwide production in the second quarter of 2013. Higher production volumes increased second-quarter 2013 revenues by $96 million compared to the prior-year quarter, while slightly higher realized prices increased revenues by $8 million. Crude oil prices realized in the second quarter of 2013 averaged $97.93 per barrel, compared with $97.66 in the comparative prior-year quarter.

Worldwide production increased 11 thousand barrels of oil per day (Mb/d) to 359 Mb/d from the second quarter of last year, primarily driven by an increase in drilling activity and successful programs in the Permian Basin and Anadarko basin, partially offset by decreases in Egypt and Australia. Oil production increased 10 Mb/d in our Permian region, primarily in the Deadwood, Spraberry, and Wolfcamp plays, and 10 Mb/d in our Central region with increased activity in the Granite Wash. Net oil production in Egypt decreased 11 Mb/d as a result of natural decline and Australia’s production decreased 9 Mb/d primarily on natural decline from our Pyrenees and Van Gogh fields.

Natural Gas Revenues Gas revenues for the second quarter of 2013 totaled $769 million, up 4 percent from the second quarter of 2012. A 6-percent decrease in average production reduced natural gas revenues by $47 million as compared to the prior-year quarter, while a 10-percent increase in average realized prices increased revenues by $76 million. Natural gas accounted for 19 percent of our oil and gas production revenues and 46 percent of our equivalent production.

Apache’s drilling programs remain focused on oil and liquids-rich gas targets. As a result, our worldwide natural gas production was 132 MMcf/d lower than the second quarter of last year. Gas production declined 91 MMcf/d, 62 MMcf/d, 40 MMcf/d, and 16 MMcf/d in Canada, our Gulf of Mexico regions (Shelf and Deepwater), Argentina, and the North Sea, respectively, primarily as a result of natural decline. Production from our Gulf of Mexico regions was also negatively impacted by third-party downtime; however, the region benefited from the positive results of drilling and recompletion programs. Argentina’s production was further impacted by restricted transportation capacity. Gas production in our Central and Permian regions increased 40 MMcf/d and 12 MMcf/d, respectively, as a result of gas associated with liquids-rich drilling activity in the Anadarko basin and Permian Basin. Gas production increased 26 MMcf/d in our Gulf Coast Onshore region as a result of successful drilling and recompletion activities.

Year-to-Date 2013 compared to Year-to-Date 2012

Crude Oil Revenues Crude oil revenues for the first six months of 2013 totaled $6.5 billion, $153 million lower than the comparative 2012 period, the result of a 4-percent decline in average realized prices and partially offset by a 3-percent increase in worldwide production. Crude oil accounted for 78 percent of oil and gas production revenues and 45 percent of worldwide production for the first six months of 2013 and 2012. Lower realized prices reduced revenues by $293 million compared to the first six months of 2012, while higher production volumes added $140 million. Crude oil prices realized in the first six months of 2013 averaged $99.80 per barrel, compared with $104.43 in the comparative prior-year period.

Worldwide production increased 10 Mb/d to 357 Mb/d in the first six months of this year from the same period last year, primarily driven by an increase in drilling activity and successful programs in the Permian Basin and Anadarko basin, partially offset by production declines in Egypt and Australia. Production increased 12 Mb/d, or 130 percent, in our Central region and 11 Mb/d in our Permian region, primarily in the Deadwood, Spraberry, and Wolfcamp plays. Net production in Egypt was 10 Mb/d lower on natural decline and Australia production decreased 10 Mb/d as a result of increased cyclone activity and natural decline from our Pyrenees and Van Gogh fields.

Natural Gas Revenues Gas revenues for the first six months of 2013 totaled $1.5 billion, down 3 percent from the comparative 2012 period. A 6-percent decline in average production reduced natural gas revenues by $101 million, while a 3-percent increase in average realized prices increased revenues by $54 million. Natural gas accounted for 18 percent of our oil and gas production revenues and 46 percent of our equivalent production, compared to 18 percent and 50 percent, respectively, for the 2012 period. As a whole our North America regions, which contribute approximately two-thirds of our worldwide gas production, benefitted from higher realized prices as compared to the first six months of 2012, increasing 8 percent over year-ago levels.

Apache’s drilling programs remain focused on oil and liquids-rich gas targets. As a result, our worldwide natural gas production was 134 MMcf/d lower than the first six months of last year. Gas production declined 104 MMcf/d, 78 MMcf/d, 31 MMcf/d, 14 MMcf/d in Canada, our Gulf of Mexico Regions, Argentina, and the North Sea, respectively, primarily as a result of natural decline. Production from our Gulf of Mexico regions was also negatively impacted by third-party downtime; however, the region benefited from the positive results of drilling and recompletion programs. Argentina’s production was also negatively impacted by restricted transportation capacity. Gas production in our Central and Permian regions increased 76 MMcf/d and 9 MMcf/d, respectively, as a result of gas associated with liquids-rich drilling activity in the Anadarko basin and Permian Basin. Gas production increased 19 MMcf/d in our Gulf Coast Onshore region as a result of successful drilling and recompletion activities.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and a boe basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	$1,311	$1,194	$18.24	$16.95	$2,576	$2,329	$18.11	$16.58
Additional	—	648	—	9.19	65	1,169	0.46	8.32
Other assets	93	90	1.30	1.27	198	174	1.39	1.24
Asset retirement obligation accretion	65	57	0.91	0.80	130	112	0.91	0.80
Lease operating costs	829	704	11.54	9.99	1,600	1,377	11.25	9.80
Gathering and transportation costs	80	72	1.11	1.02	154	149	1.09	1.06
Taxes other than income	183	203	2.55	2.88	425	460	2.99	3.28
General and administrative expense	133	132	1.84	1.87	249	260	1.75	1.84
Merger, acquisitions & transition	—	16	—	0.23	—	22	—	0.16
Financing costs, net	51	45	0.71	0.64	104	85	0.73	0.60

Total	$2,745	$3,161	$38.20	$44.84	$5,501	$6,137	$38.68	$43.68

Depreciation, Depletion and Amortization (DD&A) The following table details the changes in DD&A of oil and gas properties between the second quarters and six-month periods of 2013 and 2012:

	For the Quarter Ended June 30,	For the Six Months Ended June 30,
	(In millions)	(In millions)
2012 DD&A	$1,194	$2,329
Volume change	26	46
DD&A Rate change	91	201

2013 DD&A	$1,311	$2,576

Oil and gas property recurring DD&A expense of $1.3 billion in the second quarter of 2013 increased $117 million compared to the prior-year quarter on an absolute dollar basis: $91 million on rate and $26 million from higher volumes. Oil and gas property recurring DD&A expense of $2.6 billion in the first six months of 2013 increased $247 million compared to the prior-year period on an absolute dollar basis: $201 million on rate and $46 million from higher volumes. The Company’s oil and gas property recurring DD&A rate increased $1.29 and $1.53 per boe for the second quarter and first six months of 2013, respectively, compared to the prior-year periods, reflecting acquisition and drilling costs that exceed our historical levels.

In addition, in the first quarter of 2013 we recorded a non-cash write-down on the carrying value of our proved oil and gas property balances in Argentina of $65 million ($42 million net of tax). In 2012, we recorded non-cash write-downs on the carrying value of our proved oil and gas property balances in Canada of $521 million ($390 million net of tax) and $641 million ($480 million net of tax) as of March 31, 2012 and June 30, 2012, respectively. Under the full-cost method of accounting, the Company is required to review the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, net of related tax effects and discounted 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. Additional write-downs in Argentina may occur given certain operational and economic conditions including our inability to extend existing concessions with economically viable terms. The Company had 949,589 net undeveloped acres in Argentina on concessions set to expire by year-end 2013, and 122,141 and 515,508 net undeveloped acres set to expire in 2014 and 2015, respectively. Although there are no reserves recorded on this undeveloped acreage, future investment by Apache in these areas will be significantly influenced by the ability to extend present concessions.

The Company also recorded $7 million of additional DD&A in the second quarter of 2012 associated with impairments of new venture seismic activity in countries where Apache is pursuing exploration opportunities but had not established a presence.

Lease Operating Expenses (LOE) LOE increased $125 million, or 18 percent, and $223 million, or 16 percent, on an absolute dollar basis, for the quarter and six-month period ended June 30, 2013, respectively, relative to the comparable periods of 2012. On a per unit basis, LOE increased 16 percent to $11.54 per boe for the second quarter of 2013, as compared to the same prior-year period, and 15 percent to $11.25 per boe for the first six months of 2013, as compared to the prior-year six-month period. The following table identifies changes in Apache’s LOE rate between the second quarters and six-month periods of 2013 and 2012.

For the Quarter Ended June 30,		For the Six Months Ended June 30,
	Per boe		Per boe
2012 LOE	$9.99	2012 LOE	$9.80
Repairs and maintenance	0.73	Repairs and maintenance	0.52
Power and fuel costs	0.28	Labor and overhead costs	0.24
Transportation	0.22	Power and fuel costs	0.17
Labor and overhead costs	0.19	Transportation	0.16
Non-operated property costs	0.16	Non-operated property costs	0.15
Other	0.22	Workover costs	0.10
Increased production	(0.25)	Acquisitions(1)	0.02
		Other	0.13
		Other increased production	(0.04)

2013 LOE	$11.54	2013 LOE	$11.25

(1)	Per-unit impact of acquisitions is shown net of associated production.

Gathering and Transportation Gathering and transportation costs totaled $80 million and $154 million in the second quarter and first six months of 2013, respectively, up $8 million and $5 million from the second quarter and first six months of 2012. On a per-unit basis, gathering and transportation costs of $1.11 and $1.09 for the second quarter and first six months of 2013, respectively, were up 9 percent and 3 percent, respectively. The following table presents gathering and transportation costs paid by Apache directly to third-party carriers for each of the periods presented:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Canada	$40	$39	$80	$83
U.S.	24	17	44	32
Egypt	11	10	20	20
North Sea	3	4	6	10
Argentina	2	2	4	4

Total Gathering and transportation	$80	$72	$154	$149

U.S. costs for the second quarter and first six months of 2013 increased $7 million and $12 million, respectively, as compared to the same prior-year periods primarily as a result of higher production in the Central and Permian regions from increased drilling activity. North Sea costs for the first six months of 2013 decreased $4 million as compared to the prior-year period on lower production and cost-sharing with partners in the Bacchus field, which commenced production in April 2012.

Taxes other than Income Taxes other than income totaled $183 million and $425 million for the second quarter and the first six months of 2013, respectively, a decrease of $20 million and $35 million from the comparative prior-year periods. The following table presents a comparison of these expenses:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
U.K. PRT	$72	$112	$207	$270
Severance taxes	64	51	116	106
Ad valorem taxes	26	21	59	49
Other	21	19	43	35

Total Taxes other than income	$183	$203	$425	$460

The North Sea Petroleum Revenue Tax (PRT) is assessed on qualifying fields in the U.K. North Sea. For the second quarter of 2013, U.K. PRT was $40 million lower than the 2012 period based on a decrease in revenues as a result of lower production on qualifying fields. Severance and ad valorem tax expense increased $13 million and $5 million, respectively, on increased production from U.S. onshore fields.

U.K. PRT for the first six months of 2013 was $63 million lower when compared to the 2012 period based on a decrease in revenue. For the first six months of 2013, property acquisitions and higher drilling activity increased severance taxes and ad valorem taxes each by $10 million as compared to the first six months of 2012.

General and Administrative Expenses General and administrative expenses (G&A) for the second quarter of 2013 increased $1 million from the second quarter of 2012 on an absolute basis but on a per-unit basis were down $.03 per boe on higher production. For the first half of 2013 G&A decreased $11 million on an absolute basis from the comparable 2012 period on lower personnel, office, and information technology costs, and decreased $.09 per boe on a per-unit basis.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Interest expense	$143	$131	$291	$239
Amortization of deferred loan costs	2	2	4	3
Capitalized interest	(90)	(85)	(183)	(151)
Interest income	(4)	(3)	(8)	(6)

Financing costs, net	$51	$45	$104	$85

Net financing costs were up $6 million and $19 million in the second quarter and first six months of 2013, respectively, compared to the same 2012 periods. The $12 million and $52 million increases in interest expense in the second quarter and first six months of 2013, respectively, are associated with $5.0 billion of debt issued in 2012. The $5 million and $32 million increases in capitalized interest in the second quarter of 2013 and the first six months of 2013, respectively, are a direct result of higher unproved property balances from the Cordillera acquisition and U.S. leasing activities.

Provision for Income Taxes The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, the Company recorded the income tax impact of a $65 million non-cash write-down of its Argentinian proved oil and gas properties as a discrete item in the first quarter of 2013. Additionally, the Company recorded the income tax impact of a $521 million and $641 million non-cash write-down of its Canadian proved oil and gas properties as a discrete item in the first and second quarters of 2012, respectively.

The 2013 second-quarter provision for income taxes was $603 million, representing an effective income tax rate of 37 percent for the quarter compared to 56 percent during the 2012 period. The 2013 effective rate reflects the impact of valuation allowances in Canada and Argentina and foreign currency fluctuations on deferred taxes. The 2012 effective rate reflects the impact of a $641 million Canadian non-cash oil and gas property write-down and foreign currency fluctuations on deferred taxes. Excluding these items, the second-quarter 2013 effective rate would have been 40 percent, a decrease from 43 percent in the second quarter of 2012.

The 2013 first six-months provision for income taxes was $1.2 billion, representing an effective income tax rate of 41 percent for the period compared to 51 percent during the 2012 period. The 2013 effective rate reflects the impact of valuation allowances in Canada and Argentina, a $65 million Argentinian non-cash oil and gas property write-down, and foreign currency fluctuations on deferred taxes. The 2012 effective rate reflects the impact of two quarterly Canadian non-cash write-downs discussed above and foreign currency fluctuations on deferred taxes. Excluding these items, the effective rate for the first six months of 2013 would have been 41 percent, a decrease from 43 percent in the comparative 2012 period.

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

We believe the liquidity and capital resource alternatives available to Apache, combined with internally generated cash flows, will be adequate to fund short-term and long-term operations, including our capital spending program, repayment of debt maturities, and any amount that may ultimately be paid in connection with contingencies. In addition, on May 9, 2013, we announced plans to divest approximately $4 billion of assets in 2013 to rebalance our portfolio.

Subsequently, on July 18, 2013, Apache announced that it had entered into an agreement to sell its Gulf of Mexico Shelf operations and properties to Fieldwood Energy (Fieldwood), an affiliate of Riverstone Holdings. Under the terms of the agreement, Apache will receive cash proceeds of $3.75 billion and Fieldwood will assume liabilities estimated at $1.5 billion related to future abandonment of the assets (discounted asset retirement obligation as of June 30, 2013). The effective date of the agreement is July 1, 2013, and the transaction is expected to close September 30, 2013, subject to customary regulatory approvals and closing conditions.

For additional information, please see Part II, Item 1A, “Risk Factors” of this Form 10-Q and Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors Related to Our Business and Operations,” in our Annual Report on Form 10-K for our 2012 fiscal year.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Six Months Ended June 30,
	2013	2012
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$5,380	$4,799
Net commercial paper and bank loan borrowings	931	431
Proceeds from Kitimat LNG transaction, net	405	—
Fixed rate debt borrowings	—	2,991
Other	21	30

	6,737	8,251

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$5,633	$4,198
Payments of fixed rate debt	500	400
Treasury stock activity, net	249	—
Dividends	183	161
Acquisitions	148	2,672
Equity investment in Yara Pilbara Holdings Pty Limited (YPHL)	—	439
Other	—	315

	6,713	8,185

Increase in cash and cash equivalents	$24	$66

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.

Net Cash Provided by Operating Activities Cash flows are our primary source of capital and liquidity and are impacted, both in the short-term and the long-term, by volatile oil and natural gas prices. The factors that determine operating cash flow are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, asset retirement obligation (ARO) accretion and deferred income tax expense, which affect earnings but do not affect cash flows.

Net cash provided by operating activities for the first six months of 2013 totaled $5.4 billion, up $581 million from the first six months of 2012. The increase primarily reflects changes in working capital during the period.

For a detailed discussion of commodity prices, production, and expenses, refer to the “Results of Operations” of this Item 2. For additional detail of changes in operating assets and liabilities, see the statement of consolidated cash flows in Item 1, Financial Statements of this Form 10-Q.

Kitimat Transaction In February 2013, Apache completed a transaction with Chevron Canada Limited (Chevron Canada) to build and operate the Kitimat LNG project and develop shale gas resources at the Liard and Horn River basins in British Columbia. Chevron Canada and Apache Canada are now each a 50-percent owner of the Kitimat LNG plant, the Pacific Trail Pipelines Limited Partnership (PTP), and 644,000 gross undeveloped acres in the Horn River and Liard basins. As part of the transaction, Apache Canada increased its ownership in the LNG plant and PTP pipeline from 40-percent, sold portions of its existing interests in Horn River and Liard, and purchased other additional interests in Horn River. Chevron Canada will operate the LNG plant and pipeline while Apache Canada will continue to operate the upstream assets. Apache’s net proceeds from the transaction were $405 million.

Capital Expenditures We fund exploration and development (E&D) activities primarily through operating cash flows and budget capital expenditures based on projected cash flows. With our significant acquisitions over the past three years and increased production levels, the Company’s operating cash flows have been trending upward. This additional cash flow has primarily been invested in exploration and development activities, including increased drilling on our expanded acreage positions. We routinely adjust our capital budget on a quarterly basis in response to changing market conditions and operating cash flow forecasts.

The following table details capital expenditures for each country in which we do business:

	For the Six Months Ended June 30,
	2013	2012
	(In millions)
E&D Costs:
United States	$2,682	$2,186
Canada	347	295

North America	3,029	2,481

Egypt	550	510
Australia	627	253
North Sea	430	420
Argentina	85	157
Other International	25	33

International	1,717	1,373

Worldwide E&D Costs	4,746	3,854

Gathering Transmission and Processing Facilities (GTP):
United States	50	44
Canada	56	86
Egypt	34	37
Australia	333	249
Argentina	4	9

Total GTP Costs	477	425

Asset Retirement Costs	262	383
Capitalized Interest	183	151

Capital Expenditures, excluding acquisitions	5,668	4,813

Acquisitions, including GTP	310	3,362
Asset Retirement Costs—Acquired	53	33

Total Capital Expenditures	$6,031	$8,208

Worldwide E&D expenditures for the first six months of 2013 totaled $4.7 billion, or 23 percent above the first six months of 2012. E&D spending in North America, which was up 22 percent, totaled 64 percent of worldwide E&D spending. Expenditures in the U.S. increased 23 percent primarily on increased drilling activity in the Anadarko basin and Permian Basin, where we continue to shift to more horizontal drilling. In our Central region we have increased our activity in the Whittenburg and Anadarko basins where our active horizontal drilling program in the Granite Wash and Tonkawa plays continued to expand. In the Permian Basin, we are currently running 45 rigs, of which 20 are horizontal rigs, primarily targeting the Wolfcamp shale in the Barnhart area and the Cline shale in the Deadwood area. E&D spending in Canada increased 18 percent from the prior-year period as the region has continued to target oil and liquids-rich plays across its acreage.

E&D expenditures outside of North America increased 25 percent when compared to the first six months of 2012. Australian expenditures were up $374 million as both exploration and development drilling continued with higher activity levels than the prior-year period, as development activity in the region ramped-up. E&D spending in Egypt rose $40 million as a result of infrastructure projects, while Argentina expenditures were down $72 million on decreased drilling activity.

We invested $477 million in GTP in the first six months of 2013, consistent with prior-year activity, with the majority related to activities associated with the Wheatstone LNG project in Australia.

Stock Repurchase Program In May 2013, Apache’s Board of Directors authorized the purchase of up to 30 million shares of the Company’s common stock, valued at approximately $2 billion when first announced. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the program on June 10, 2013, with the repurchase of 2,924,271 shares at an average price of $85.47 during the month of June. The Company anticipates that further purchases will primarily be made with proceeds from asset dispositions, but the Company is not obligated to acquire any specific number of shares.

Dividends For the six-month periods ended June 30, 2013 and 2012, the Company paid $145 million and $123 million, respectively, in dividends on its common stock. In each of the first six months of 2013 and 2012, the Company also paid $38 million in dividends on its Series D Preferred Stock.

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

Liquidity

The following table presents a summary of our key financial indicators at the dates presented:

	June 30, 2013	December 31, 2012
	(In millions of dollars, except as indicated)
Cash and cash equivalents	$184	$160
Total debt	12,775	12,345
Shareholders’ equity	32,721	31,331
Available committed borrowing capacity	1,870	2,811
Floating-rate debt/total debt	12%	5%
Percent of total debt-to-capitalization	28%	28%

Cash and cash equivalents We had $184 million in cash and cash equivalents as of June 30, 2013, compared to $160 million at December 31, 2012. Approximately $179 million of the cash was held by foreign subsidiaries, with the remaining $5 million held by Apache Corporation and U.S. subsidiaries. The cash held by foreign subsidiaries is subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly-liquid investment grade securities with maturities of three months or less at the time of purchase.

Debt As of June 30, 2013, outstanding debt, which consisted of notes, debentures, commercial paper, and uncommitted bank lines, totaled $12.8 billion. Current debt includes $400 million 6.00-percent notes due in September 2013 and $78 million borrowed under uncommitted credit facilities and overdraft lines in the U.S., Canada, and Argentina. The $500 million 5.25-percent notes due in April 2013 were repaid using our commercial paper program.

Available committed borrowing capacity As of June 30, 2013, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2017. The facilities consist of a $1.7 billion facility and a $1.0 billion facility in the U.S., a $300 million facility in Australia, and a $300 million facility in Canada. In July 2013, we amended our $1.0 billion U.S. credit facility to conform certain representations, covenants, and events of default to those in our $1.7 billion U.S. credit facility. The amendments did not affect the amount or repayment terms of the $1.0 billion U.S. facility. As of June 30, 2013, available borrowing capacity under the Company’s credit facilities was $1.9 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under committed credit facilities. As of June 30, 2013, the Company had $1.4 billion in commercial paper outstanding, compared with $489 million in commercial paper outstanding as of December 31, 2012.

The Company was in compliance with the terms of all credit facilities as of June 30, 2013.

Percent of total debt–to-capitalization The Company’s June 30, 2013 debt-to-capitalization ratio was 28 percent, unchanged from December 31, 2012.

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

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share data)
Income Attributable to Common Stock (GAAP)	$1,016	$337	$1,714	$1,115
Adjustments:
Deferred tax adjustments(1)	7	—	46	—
Oil & gas property write-downs, net of tax(2)	—	480	42	870
Merger, acquisitions & transition, net of tax(3)	—	10	—	13
Unrealized foreign currency fluctuation impact on deferred tax expense	(66)	(6)	(70)	1
Commodity derivative mark-to-market, net of tax(4)	(156)	—	(125)	—

Adjusted Earnings (Non-GAAP)	$801	$821	$1,607	$1,999

Net Income per Common Share – Diluted (GAAP)	$2.54	$0.86	$4.30	$2.86
Adjustments:
Deferred tax adjustments(1)	0.01	—	0.11	—
Oil & gas property write-downs, net of tax(2)	—	1.19	0.10	2.16
Merger, acquisitions & transition, net of tax(3)	—	0.03	—	0.03
Unrealized foreign currency fluctuation impact on deferred tax expense	(0.16)	(0.01)	(0.17)	0.01
Commodity derivative mark-to-market, net of tax(4)	(0.38)	—	(0.31)	—

Adjusted Earnings Per Share – Diluted (Non-GAAP)	$2.01	$2.07	$4.03	$5.06

(1)

A $9 million decrease and a $16 million increase in the valuation allowances for our Argentinian and Canadian deferred tax assets, respectively, were recorded in the second quarter of 2013. For the six-month 2013 period, net increases to the valuation allowances for our Argentinian and Canadian deferred tax assets of $18 million and $28 million were recorded, respectively.

(2)

A write-down of our Argentinian proved property balances of $65 million pre-tax was recorded in the first quarter of 2013, for which a tax benefit of $23 million was recognized. Write-downs of Canadian proved property balances of $521 million and $641 million pre-tax were recorded in the first and second quarters of 2012, respectively, for which tax benefits of $131 million and $161 million were recognized. The tax effect was calculated utilizing the statutory rates in effect in each country.

(3)

Merger, acquisitions & transition costs recorded in the second quarter and first half of 2012 totaled $16 million and $22 million, respectively, for which a tax benefit of $6 million and $9 million was recognized.

(4)

Commodity derivative unrealized mark-to-market gains recorded in the second quarter and first half of 2013 totaled $241 million and $194 million, respectively, for which a tax expense of $85 million and $69 million was recognized.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather and political climate. Our average crude oil realizations have remained flat at $97.93 per barrel in the second quarter of 2013 from $97.66 per barrel in the comparable period of 2012. Our average natural gas price realizations have risen, increasing 10 percent to $3.87 per Mcf from $3.51 per Mcf in the comparable period of 2012.

We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. For the second quarter and first six months of 2013, approximately 6 percent and 4 percent, respectively, of our natural gas production and approximately 42 percent and 41 percent, respectively, of our crude oil production was subject to financial derivatives. Apache does not hold or issue derivative instruments for trading purposes.

On June 30, 2013, the Company had open natural gas derivatives in an asset position with a fair value of $49 million. A 10-percent movement in natural gas prices would move the fair value by approximately $16 million. The Company also had open oil derivatives in an asset position with a fair value of $80 million. A 10-percent increase in oil prices would move the derivatives to a liability position of $611 million, while a 10-percent decrease in prices would increase the asset by approximately $688 million. These fair value changes assume volatility based on prevailing market parameters at June 30, 2013. See Note 3 – Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.

Interest Rate Risk

The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 88 percent of the Company’s debt. At June 30, 2013, total debt included $1.5 billion of floating-rate debt. As a result, Apache’s annual interest costs will fluctuate based on short-term interest rates on approximately 12 percent of our total debt outstanding at June 30, 2013. The impact on cash flow of a 10-percent change in the floating interest rate based on debt balances at June 30, 2013, would be approximately $363,000 per quarter.

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

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A 10-percent strengthening or weakening of the Australian dollar, Canadian dollar, British pound, and Argentine peso as of June 30, 2013, would result in a foreign currency net loss or gain, respectively, of approximately $277 million.

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

•

other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Form 10-K, other risks and uncertainties in our second-quarter 2013 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Company’s Chairman and Chief Executive Officer, in his capacity as principal executive officer, and Thomas P. Chambers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Please refer to both Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (filed with the SEC on March 1, 2013) and Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS

Please refer to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and as noted above in Part I, Item 3 of this Form 10-Q. For the six months ended June 30, 2013, Apache notes the following updated risk factor:

A deterioration of conditions in Egypt or changes in the economic and political environment in Egypt could have an adverse impact on our business.

In February 2011, the former Egyptian president Hosni Mubarak stepped down, and the Egyptian Supreme Council of the Armed Forces took power, announcing that it would remain in power until the presidential and parliamentary elections could be held. In June 2012, President Mohamed Morsi of the Muslim Brotherhood’s Freedom and Justice Party was elected as Egypt’s new president, and in December 2012 the people of Egypt ratified a new constitution. In July 2013, the Egyptian military removed President Morsi from power and installed Egypt’s Chief Justice, Adly Mansour, as acting president of a temporary government, which is seeking to set a schedule for new parliamentary and presidential elections in 2014. Deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, and/or forced renegotiation or modification of our existing contracts with EGPC could materially and adversely affect our business, financial condition, and results of operations. Our operations in Egypt contributed 19 percent of our production for the six months ended June 30, 2013, 20 percent of our 2012 production, and accounted for 10 percent of our year-end estimated proved reserves. At year-end 2012, 17 percent of our estimated discounted future net cash flows and 7 percent of our net capitalized oil and gas property was attributable to Egypt.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on shares of common stock repurchased by the Company during the quarter ended June 30, 2013:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2013	—	$—	—	—
May 1 to May 31, 2013	—	—	—	30,000,000
June 1 to June 30, 2013	2,924,271	85.47	2,924,271	27,075,729

Total	2,924,271	$85.47

(1)

On May 9, 2013, the Company announced that its Board of Directors authorized the repurchase of up to 30 million shares of the Company’s common stock. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any repurchases will be at the discretion of Apache’s management and will depend on a variety of factors, including the stock price, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares will be available for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

*10.1	–	First Amendment to Credit Agreement, dated as of July 17, 2013, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto, amending Credit Agreement, dated as of August 12, 2011, among the same parties.

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*101.INS	–	XBRL Instance Document.

*101.SCH	–	XBRL Taxonomy Schema Document.

*101.CAL	–	XBRL Calculation Linkbase Document.

*101.LAB	–	XBRL Label Linkbase Document.

*101.PRE	–	XBRL Presentation Linkbase Document.

*101.DEF	–	XBRL Definition Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated: August 6, 2013	/s/ THOMAS P. CHAMBERS

Thomas P. Chambers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2013	/s/ REBECCA A. HOYT

Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)