Form 10-Q
period 2013-09-30
APACHE CORP
filed 2013-11-08
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2013.             399,236,209

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues	$4,409	$4,141	$12,674	$12,554
Derivative instrument gains (losses), net	(422)	—	(275)	—
Other	32	38	79	133

	4,019	4,179	12,478	12,687

OPERATING EXPENSES:
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	1,330	1,206	3,906	3,535
Additional	743	729	808	1,898
Other assets	99	94	297	268
Asset retirement obligation accretion	66	60	196	172
Lease operating expenses	819	801	2,419	2,178
Gathering and transportation	83	86	237	235
Taxes other than income	185	167	610	627
General and administrative	127	124	376	384
Merger, acquisitions & transition	—	7	—	29
Financing costs, net	51	40	155	125

	3,503	3,314	9,004	9,451

INCOME BEFORE INCOME TAXES	516	865	3,474	3,236
Current income tax provision	410	544	1,191	1,729
Deferred income tax provision (benefit)	(200)	141	225	174

NET INCOME	306	180	2,058	1,333
Preferred stock dividends	6	19	44	57

INCOME ATTRIBUTABLE TO COMMON STOCK	$300	$161	$2,014	$1,276

NET INCOME PER COMMON SHARE:
Basic	$0.75	$0.41	$5.11	$3.29
Diluted	$0.75	$0.41	$5.06	$3.27
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	399	391	394	388
Diluted	401	393	407	390
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.17	$0.60	$0.51

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
NET INCOME	$306	$180	$2,058	$1,333
OTHER COMPREHENSIVE INCOME (LOSS):
Commodity cash flow hedge activity, net of tax:
Reclassification of (gain) loss on settled derivative instruments	(1)	(59)	13	(151)
Change in fair value of derivative instruments	(5)	(41)	(6)	71
Derivative hedge ineffectiveness reclassified into earnings	1	—	1	—

	(5)	(100)	8	(80)

COMPREHENSIVE INCOME	301	80	2,066	1,253
Preferred stock dividends	6	19	44	57

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$295	$61	$2,022	$1,196

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,058	$1,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	5,011	5,701
Asset retirement obligation accretion	196	172
Provision for deferred income taxes	225	174
Other	187	62
Changes in operating assets and liabilities:
Receivables	(27)	128
Inventories	(40)	29
Drilling advances	117	(334)
Deferred charges and other	(192)	(200)
Accounts payable	190	168
Accrued expenses	(394)	(814)
Deferred credits and noncurrent liabilities	27	3

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,358	6,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(7,498)	(6,387)
Additions to gas gathering, transmission, and processing facilities	(859)	(586)
Proceeds from divestiture of Gulf of Mexico Shelf properties	3,594	—
Proceeds from Kitimat LNG transaction, net	396	—
Proceeds from sale of other oil and gas properties	199	26
Acquisition of Cordillera Energy Partners III, LLC	—	(2,666)
Acquisition of Yara Pilbara Holdings Pty Limited	—	(439)
Acquisitions, other	(156)	(122)
Other, net	(10)	(386)

NET CASH USED IN INVESTING ACTIVITIES	(4,334)	(10,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	(516)	1,827
Fixed rate debt borrowings	—	2,991
Payments on fixed rate debt	(900)	(400)
Dividends paid	(280)	(246)
Treasury stock activity, net	(249)	2
Other	12	(13)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,933)	4,161

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,091	23
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	160	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,251	$318

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$185	$130
Income taxes paid, net of refunds	1,344	1,876

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2013	December 31, 2012
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,251	$160
Receivables, net of allowance	3,086	3,086
Inventories	889	908
Drilling advances	452	584
Derivative instruments	3	31
Prepaid assets and other	335	193

	6,016	4,962

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	81,111	78,383
Unproved properties and properties under development, not being amortized	8,328	8,754
Gathering, transmission and processing facilities	6,791	5,955
Other	1,071	1,055

	97,301	94,147
Less: Accumulated depreciation, depletion and amortization	(45,839)	(40,867)

	51,462	53,280

OTHER ASSETS:
Goodwill	1,369	1,289
Deferred charges and other	1,392	1,206

	$60,239	$60,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,345	$1,092
Current debt	57	990
Current asset retirement obligation	139	478
Derivative instruments	205	116
Other current liabilities	2,777	2,860

	4,523	5,536

LONG-TERM DEBT	10,868	11,355

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	8,297	8,024
Asset retirement obligation	3,123	4,100
Other	447	391

	11,867	12,515

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, 6% Cumulative Mandatory Convertible, Series D, $1,000 per share liquidation preference, 1,265,000 shares converted in 2013, 1,265,000 shares issued and outstanding in 2012	—	1,227
Common stock, $0.625 par, 860,000,000 shares authorized, 407,897,495 and 392,712,245 shares issued, respectively	255	245
Paid-in capital	11,191	9,859
Retained earnings	21,938	20,161
Treasury stock, at cost, 3,977,524 and 1,071,475 shares, respectively	(280)	(30)
Accumulated other comprehensive loss	(123)	(131)

	32,981	31,331

	$60,239	$60,737

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(Unaudited)

	Series D Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(In millions)
BALANCE AT DECEMBER 31, 2011	$1,227	$241	$9,066	$18,500	$(32)	$(9)	$28,993
Net income	—	—	—	1,333	—	—	1,333
Commodity hedges, net of tax	—	—	—	—	—	(80)	(80)
Dividends:
Preferred	—	—	—	(57)	—	—	(57)
Common ($0.51 per share)	—	—	—	(198)	—	—	(198)
Common shares issued	—	3	598	—	—	—	601
Common stock activity, net	—	1	(12)	—	—	—	(11)
Treasury stock activity, net	—	—	1	—	2	—	3
Compensation expense	—	—	130	—	—	—	130

BALANCE AT SEPTEMBER 30, 2012	$1,227	$245	$9,783	$19,578	$(30)	$(89)	$30,714

BALANCE AT DECEMBER 31, 2012	$1,227	$245	$9,859	$20,161	$(30)	$(131)	$31,331
Net income	—	—	—	2,058	—	—	2,058
Commodity hedges, net of tax	—	—	—	—	—	8	8
Dividends:
Preferred	—	—	—	(44)	—	—	(44)
Common ($0.60 per share)	—	—	—	(237)	—	—	(237)
Common shares issued	—	9	1,218	—	—	—	1,227
Common stock activity, net	—	1	(12)	—	—	—	(11)
Treasury stock activity, net	—	—	(1)	—	(250)	—	(251)
Conversion of Series D preferred stock	(1,227)	—	—	—	—	—	(1,227)
Compensation expense	—	—	135	—	—	—	135
Other	—	—	(8)	—	—	—	(8)

BALANCE AT SEPTEMBER 30, 2013	$—	$255	$11,191	$21,938	$(280)	$(123)	$32,981

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2013, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of its consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” (DD&A) in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. For a discussion of the calculation of estimated future net cash flows, please refer to Note 14—Supplemental Oil and Gas Disclosures in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

In the third quarter of 2013, the Company recorded $552 million ($356 million net of tax) and $116 million ($76 million net of tax) in non-cash write-downs of the carrying value of the Company’s U.S. and Argentinian proved oil and gas properties, respectively. Additionally, the Company recorded a write-down of its Argentinian proved property balances of $65 million ($42 million net of tax) in the first quarter of 2013. Excluding the effects of cash flow hedges in calculating the ceiling limitation, the write-down amounts would not have been materially different. Separately, in the third quarter of 2013 the Company exited operations in Kenya and recorded $75 million, ($46 million net of tax), to additional DD&A associated with the impairment of the entire carrying value of the Kenyan oil and gas property leases.

For the 2012 quarters ended March 31, June 30, and September 30, the Company recorded write-downs of its Canadian proved property balances of $521 million ($390 million net of tax), $641 million ($480 million net of tax), and $721 million ($539 million net of tax), respectively.

New Pronouncements Issued But Not Yet Adopted

In July 2013, the FASB issued ASU No. 2013-11, which requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss, or tax credit carryforward if certain criteria are met. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. ASU No. 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013. The Company is currently evaluating the impact of adopting this amendment on its consolidated financial statements, and any changes will be applied prospectively.

2. ACQUISITIONS AND DIVESTITURES

2013 Activity

Sinopec Partnership

On August 29, 2013, Apache announced a global strategic partnership with Sinopec International Petroleum Exploration and Production Corporation (Sinopec) to pursue joint upstream oil and gas projects. As the first step in this partnership, Apache will receive $3.1 billion in cash, subject to customary closing adjustments, in exchange for Sinopec gaining a 33 percent minority participation in Apache’s Egypt oil and gas business. Apache will continue to operate its Egypt upstream oil and gas business. The Egypt partnership is subject to customary governmental approvals and is expected to close during the fourth quarter of 2013, with an effective date of January 1, 2013.

Gulf of Mexico Shelf

On September 30, 2013, Apache completed the sale of its Gulf of Mexico Shelf operations and properties to Fieldwood Energy LLC (Fieldwood), an affiliate of Riverstone Holdings. Under the terms of the agreement, Apache received consideration of $3.6 billion in cash proceeds and $1.5 billion of discounted asset abandonment liabilities assumed by Fieldwood. Additionally, Apache will receive approximately $200 million associated with pending preferential right settlements expected to close in the fourth quarter. Apache has retained a 50 percent ownership interest in all exploration blocks and in horizons below existing production in developed blocks. The effective date of the agreement is July 1, 2013.

Apache’s net book value of oil and gas properties was reduced by approximately $4.3 billion of proved property costs and $632 million of unproved property costs as a result of the transaction.

Kitimat LNG Project

In February 2013, Apache completed a transaction with Chevron Canada Limited (Chevron Canada) to build and operate the Kitimat LNG project and develop shale gas resources at the Liard and Horn River basins in British Columbia. Chevron Canada and Apache Canada are now each a 50 percent owner of the Kitimat LNG plant, the Pacific Trail Pipelines Limited Partnership (PTP), and 644,000 gross undeveloped acres in the Horn River and Liard basins. As part of the transaction, Apache Canada increased its ownership in the LNG plant and PTP pipeline from 40 percent, sold portions of its existing interests in Horn River and Liard, and purchased other additional interests in Horn River. Chevron Canada will operate the LNG plant and pipeline while Apache Canada will continue to operate the upstream assets. Apache’s net proceeds from the transaction were $396 million after post-closing adjustments.

Other Activity

During the first nine months of 2013 Apache completed $199 million of other oil and gas property sales and $156 million of oil and gas property acquisitions.

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

Yara Pilbara Holdings Pty Limited

On January 31, 2012, a subsidiary of Apache Energy Limited completed the acquisition of a 49 percent interest in Yara Pilbara Holdings Pty Limited (YPHPL, formerly Burrup Holdings Limited) for $439 million, including working capital adjustments. The transaction was funded with debt. Yara Australia Pty Ltd (Yara) owns the remaining 51 percent of YPHPL and operates the plant. The investment in YPHPL is accounted for under the equity method of accounting, with the balance recorded as a component of “Deferred charges and other” in Apache’s consolidated balance sheet and results of operations recorded as a component of “Other” under “Revenues and Other” in the Company’s statement of consolidated operations.

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

Counterparty Risk

The use of derivative instruments exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of September 30, 2013, Apache had derivative positions with 17 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

The Company executes commodity derivative transactions under master agreements that have netting provisions that provide for offsetting payables against receivables. In general, if a party to a derivative transaction incurs a material deterioration in its credit ratings, as defined in the applicable agreement, the other party has the right to demand the posting of collateral, demand a transfer, or terminate the arrangement. The Company’s net derivative liability position at September 30, 2013, represents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position. The Company has not provided any collateral to any of its counterparties as of September 30, 2013.

Derivative Instruments

As of September 30, 2013, Apache had the following open crude oil derivative positions:

		Fixed-Price Swaps		Collars
Production Period	Settlement Index	Mbbls	Weighted Average Fixed Price	Mbbls	Weighted Average Floor Price	Weighted Average Ceiling Price
2013 (1)	NYMEX WTI	222	$77.66	368	$80.00	$103.64
2013 (1)	Dated Brent	—	—	828	86.39	117.93
2013	NYMEX WTI	5,520	90.85	—	—	—
2013	Dated Brent	5,978	106.47	—	—	—
2014 (1)	NYMEX WTI	76	74.50	—	—	—
2014	NYMEX WTI	22,813	90.83	—	—	—
2014	Dated Brent	22,812	100.05	—	—	—

(1)	For 2013 and 2014, these fixed-price swaps and collars have been designated as cash flow hedges with unrealized gains and losses deferred in accumulated other comprehensive loss.

As of September 30, 2013, Apache had the following open natural gas derivative positions:

		Fixed-Price Swaps
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Fixed Price
2013 (1)	NYMEX Henry Hub	2,517	$6.71
2013	NYMEX Henry Hub	22,080	4.20
2014 (1)	NYMEX Henry Hub	1,295	6.72

(1)	For 2013 and 2014, these fixed-price swaps have been designated as cash flow hedges with unrealized gains and losses deferred in accumulated other comprehensive loss.

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

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
September 30, 2013
Assets:
Derivatives designated as cash flow hedges	$—	$11	$—	$11
Derivatives not designated as cash flow hedges	—	14	—	14

Total Derivative assets	$—	$25	$—	$25	$(22)	$3
Liabilities:
Derivatives designated as cash flow hedges	$—	$8	$—	$8
Derivatives not designated as cash flow hedges	—	230	—	230

Total Derivative liabilities	$—	$238	$—	$238	$(22)	$216
December 31, 2012
Assets:
Derivatives designated as cash flow hedges	$—	$48	$—	$48	$(15)	$33
Liabilities:
Derivatives designated as cash flow hedges	$—	$51	$—	$51
Derivatives not designated as cash flow hedges	—	80	—	80

Total Derivative liabilities	$—	$131	$—	$131	$(15)	$116

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.

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

	September 30, 2013	December 31, 2012
	(In millions)
Current Assets: Derivative instruments	$3	$31
Other Assets: Deferred charges and other	—	2

Total Assets	$3	$33

Current Liabilities: Derivative instruments	$205	$116
Noncurrent Liabilities: Other	11	—

Total Liabilities	$216	$116

Derivative Activity Recorded in the Statement of Consolidated Operations

The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

		For the Quarter Ended		For the Nine Months Ended
	Gain (Loss) on Derivatives	September 30,		September 30,
	Recognized in Income	2013	2012	2013	2012
		(In millions)
Gain (loss) on cash flow hedges reclassified from accumulated other comprehensive loss	Oil and Gas Production Revenues	$2	$83	$(18)	$202
Gain (loss) for ineffectiveness on cash flow hedges	Revenues and other: Other	$(1)	$1	$(1)	$1
Gain (loss) on derivatives not designated as cash flow hedges	Derivative instrument gains (losses), net	$(422)	$—	$(275)	$—

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

	For the Nine Months Ended September 30,
	2013		2012
	Before tax	After tax	Before tax	After tax
	(In millions)
Unrealized gain (loss) on derivatives at beginning of period	$(10)	$(6)	$145	$113
Realized amounts reclassified into earnings	18	13	(202)	(151)
Net change in derivative fair value	(7)	(6)	97	71
Ineffectiveness reclassified into earnings	1	1	(1)	—

Unrealized gain on derivatives at end of period	$2	$2	$39	$33

Gains and losses on existing hedges will be realized in future earnings through 2014, in the same period as the related sales of natural gas and crude oil production occur. Included in accumulated other comprehensive loss as of September 30, 2013, is a net gain of approximately $2 million ($1 million after tax) that applies to the next 12 months; however, estimated and actual amounts are likely to vary materially as a result of changes in market conditions.

4. OTHER CURRENT LIABILITIES

The following table provides detail of our other current liabilities:

	September 30, 2013	December 31, 2012
	(In millions)
Accrued operating expenses	$248	$211
Accrued exploration and development	1,745	1,792
Accrued compensation and benefits	178	198
Accrued interest	133	160
Accrued income taxes	289	297
Other	184	202

Total Other current liabilities	$2,777	$2,860

5. ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the nine-month period ended September 30, 2013:

(In millions)
Asset retirement obligation at December 31, 2012	$4,578
Liabilities incurred	383
Liabilities acquired	53
Liabilities divested	(1,563)
Liabilities settled	(396)
Accretion expense	196
Revisions in estimated liabilities	11

Asset retirement obligation at September 30, 2013	3,262
Less current portion	(139)

Asset retirement obligation, long-term	$3,123

6. DEBT AND FINANCING COSTS

The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Uncommitted credit lines	$57	$57	$91	$91
Commercial paper	—	—	489	489
Notes and debentures	10,868	11,258	11,765	13,340

Total Debt	$10,925	$11,315	$12,345	$13,920

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

During 2013, Apache repaid the $500 million aggregate principal amount of 5.25-percent notes that matured on April 15, 2013 and the $400 million aggregate principal amount of 6.00-percent notes that matured on September 15, 2013 by borrowing under our commercial paper program.

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under our committed credit facilities. During the third quarter of 2013, the Company used proceeds from divestitures to repay all outstanding commercial paper. As of December 31, 2012, the Company had $489 million in commercial paper outstanding.

As of September 30, 2013, the Company had unsecured committed revolving credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2017. The facilities consist of a $1.7 billion facility and $1.0 billion facility for the U.S., a $300 million facility for Australia, and a $300 million facility for Canada. As of September 30, 2013, available borrowing capacity under the Company’s credit facilities was $3.3 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

As of September 30, 2013 and December 31, 2012, current debt included $57 million and $91 million, respectively, borrowed on uncommitted credit facilities and overdraft lines.

Financing Costs, Net

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Interest expense	$146	$132	$437	$371
Amortization of deferred loan costs	2	2	6	5
Capitalized interest	(93)	(90)	(276)	(241)
Interest income	(4)	(4)	(12)	(10)

Financing costs, net	$51	$40	$155	$125

7. INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, the Company recorded the income tax impact of a $552 million non-cash write-down and a $75 million non-cash impairment on its U.S. and Kenyan oil and gas properties, respectively, as discrete items for the three months ended September 30, 2013. The Company also recorded the income tax impact of $65 million and $116 million non-cash write-downs of its Argentinian proved oil and gas properties as discrete items in the first and third quarters of 2013, respectively. In 2012, the Company recorded the income tax impact of $521 million, $641 million, and $721 million non-cash write-downs of its Canadian proved oil and gas properties as discrete items in the first, second, and third quarters, respectively.

The Company recorded increases of $48 million and $10 million in the Argentina and Canada valuation allowances, respectively, during the third quarter of 2013 for deferred tax assets the Company does not expect to realize. During the first nine months of 2013, the Company recorded increases in the valuation allowances in Argentina and Canada totaling $66 million and $38 million, respectively.

Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is under audit with the Internal Revenue Service (IRS) for the 2011 and 2012 tax years. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has an accrued liability of approximately $8 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

On July 24, 2013, a lawsuit was filed captioned Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East v. Tennessee Gas Pipeline Company et al., Case No. 2013-6911 in the Civil District Court for the Parish of Orleans, State of Louisiana, in which plaintiff on behalf of itself and as the board governing the levee districts of Orleans, Lake Borgne Basin, and East Jefferson alleges that Louisiana coastal lands have been damaged as a result of oil and gas industry activity, including a network of canals for access and pipelines. The plaintiff seeks damages and injunctive relief in the form of abatement and restoration based on claims of negligence, strict liability, natural servitude of drain, public nuisance, private nuisance, and breach of contract – third party beneficiary. Apache has been indiscriminately named as one of approximately 100 defendants in the lawsuit. Defendant Chevron U.S.A., Inc. filed a notice to remove the case to the United States District Court for the Eastern District of Louisiana, civil action No. 13-5410. The overall exposure related to this lawsuit is not currently determinable. While an adverse judgment against Apache might be possible, Apache intends to vigorously defend the case.

Hurricane-Related Litigation

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, on May 27, 2011, in the case styled Comer et al. v. Murphy Oil USA, Inc. et al., Case No. 1:11-cv-220 HS0-JMR, in the United States District Court for the Southern District of Mississippi, the District Court granted defendants’ motion to dismiss plaintiffs’ claims, and plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. On May 14, 2013, the United States Court of Appeals for the Fifth Circuit affirmed the District Court’s decision in case No. 12-60291. The deadline expired for the plaintiffs to seek a review by the United States Supreme Court, and the matter is resolved. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

Australia Gas Pipeline Force Majeure

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, in 2008 Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas in Australia to customers under various long-term contracts. No material change in the status of these matters has occurred since the filing of Apache’s most recent Annual Report on Form 10-K for its 2012 fiscal year except as follows:

•	In the case captioned Alcoa of Australia Limited v. Apache Energy Limited, Apache Northwest Pty Ltd, Tap (Harriet) Pty Ltd, and Kufpec Australia Pty Ltd, Civ. 1481 of 2011, in the Supreme Court of Western Australia, on June 20, 2012, the Supreme Court struck out Alcoa’s claim that the liquidated damages provisions under two long-term contracts are unenforceable as a penalty and also struck out Alcoa’s claim for damages for breach of statutory duty. On September 17, 2013, the Western Australia Court of Appeal dismissed the Company subsidiaries’ appeal concerning Alcoa’s remaining tort claim for economic loss. On October 15, 2013, the Company subsidiaries applied to the High Court of Australia for leave to appeal. The applications for leave to appeal are pending. If the High Court does not grant leave to appeal at this time, all of the Company subsidiaries’ defenses remain intact for further proceedings at the trial court level.

•	In the case captioned Burrup Fertilisers Pty Ltd v. Apache Corporation, Apache Energy Limited, and Apache Northwest Pty Ltd, Cause No. 2009-79834, in the District Court of Harris County, Texas, on March 22, 2013, Burrup Fertilisers agreed to dismiss its Texas lawsuit based on Apache Corporation’s motion to dismiss on the ground of forum non conveniens. Accordingly, the District Court entered an agreed order dismissing Burrup Fertilisers’ Texas lawsuit on the ground of forum non conveniens. By its terms, the order of dismissal does not prevent Burrup Fertilisers from re-filing its lawsuit in the civil courts of Western Australia.

•	On October 31, 2013, a natural gas customer, Barrick (Plutonic) Limited (“Barrick”), filed a lawsuit captioned Barrick (Plutonic) Limited v. Apache Energy Limited, Apache Northwest Pty Ltd, Harriet (Onyx) Pty Ltd, and Kufpec Australia Pty Ltd, Civ. 2656 of 2013, in the Supreme Court of Western Australia. The lawsuit concerns the interruption of gas deliveries to Barrick under certain gas supply contracts. Barrick asserts tort claims against the Company’s subsidiaries and seeks approximately $19 million USD in general damages, including for alleged lost gold production at the Plutonic mine. The Company’s subsidiaries do not believe that Barrick’s claims have merit and will vigorously pursue their defenses against such claims.

•	As noted in Apache’s most recent Annual Report on Form 10-K for its 2012 fiscal year, other customers have threatened to file suit challenging the declaration of force majeure under their contracts. At least one third party that is not a customer has also threatened to file suit. In the event it is determined that the pipeline explosion was not a force majeure, Company subsidiaries believe that liquidated damages should be the extent of the damages under long-term contracts with such provisions. Approximately 90 percent of the natural gas volumes sold by Company subsidiaries under long-term contracts have liquidated damages provisions. The Company’s subsidiaries’ share of contractual liquidated damages under the long-term contracts with such provisions would not be expected to exceed $50 million AUD exclusive of interest. This is a reduction from the previous estimate of $200 million AUD. No assurance can be given that customers and/or third parties would not assert claims in excess of contractual liquidated damages, and exposure related to such claims is not currently determinable. While an adverse judgment against Company subsidiaries (and the Company, in the case of the Burrup Fertilisers lawsuit) is possible, the Company and Company subsidiaries do not believe any such claims would have merit and plan to vigorously pursue their defenses against any such claims.

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

Burrup-Related Gas Supply Lawsuits

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, on May 19, 2011, a lawsuit captioned Pankaj Oswal et al. v. Apache Corporation, Cause No. 2011-30302, in the District Court of Harris County, Texas, was filed in which plaintiffs assert claims against the Company under the Australian Trade Practices Act. Following a hearing on March 22, 2013, the District Court on April 5, 2013, granted Apache Corporation’s motion to dismiss on the ground of forum non conveniens and entered an order dismissing the Texas lawsuit. On or about October 11, 2013, a statement of claim captioned Pankaj Oswal v. Apache Corporation, No. WAD 389/2013, in the Federal Court of Australia, District of Western Australia, General Division, was filed in which plaintiff asserts claims against the Company under the Australian Trade Practices Act. The Company does not believe the lawsuit has merit and will vigorously defend against it. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

In the case captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653, in the Supreme Court of Victoria, plaintiff has filed an application seeking to amend her statement of claim in order to add parties as defendants to the proceedings, including the Company and certain of its subsidiaries. Similarly, in a companion case captioned Pankaj Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2012 01995, in the Supreme Court of Victoria, plaintiff has also filed an application seeking to amend his statement of claim in order to add parties as defendants to the proceedings, including the Company and certain of its subsidiaries. Each of the applications is opposed and will be considered by the Supreme Court of Victoria. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

Concerning the action filed by Tap (Harriet) Pty Ltd (Tap) against Burrup Fertilisers Pty Ltd et al., Civ. 2329 of 2009, in the Supreme Court of Western Australia, no material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

Environmental Matters

As of September 30, 2013, the Company had an undiscounted reserve for environmental remediation of approximately $94 million. The Company is not aware of any environmental claims existing as of September 30, 2013, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

As more fully described in Note 8 of the financial statements in Apache’s Annual Report on Form 10-K for its 2012 fiscal year, on May 25, 2011, a panel of the Bureau of Ocean Energy Management (BOEMRE, as it was then known) published a report dated May 23, 2011, and titled “OCS G-2580, Vermilion Block 380 Platform A, Incidents of Noncompliance.” The report concerned the BOEMRE’s investigation of a fire on the Vermillion 380 A platform located in the Gulf of Mexico. Apache currently operates the platform, however, at the time of the incident Mariner Energy was the operator. On April 17, 2013, the Office of Hearings and Appeals, Interior Board of Land Appeals of the United States Department of the Interior, No. IBLA 2012-183, affirmed certain Incidents of Noncompliance issued by the Bureau of Safety and Environmental Enforcement (BSEE) arising out of Mariner Energy’s operation of the Vermilion 380 platform. The Company is considering its options, including but not limited to, whether to appeal this determination. BSEE has referred the matter for a civil penalty review but no civil penalties have been assessed at this time. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2012 fiscal year.

On June 1, 2013, Apache Canada Ltd. discovered a leak of produced water from a below ground pipeline in the area of our Zama Operations in northern Alberta. The pipeline was associated with a produced water disposal well. The spill resulted in approximately 97 thousand barrels of produced water (revised from an initial estimate of 60 thousand barrels) being released to the marsh land environment. The applicable government agencies were immediately notified of the event and the line was shut down. Apache Canada Ltd. is investigating the leak, while conducting clean up and monitoring activities in the affected area and communicating with appropriate parties including regulatory and First Nation representatives. While the exposure related to this incident is not currently determinable, the Company does not expect the economic impact of this incident to have a material effect on the Company’s financial position, results of operations, or liquidity.

9. CAPITAL STOCK

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share for the quarters and nine-month periods ended September 30, 2013 and 2012 is presented in the table below.

	For the Quarter Ended September 30,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$300	399	$0.75	$161	391	$0.41

Effect of Dilutive Securities:
Stock options and other	—	2		—	2

Diluted:
Income attributable to common stock, including assumed conversions	$300	401	$0.75	$161	393	$0.41

	For the Nine Months Ended September 30,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$2,014	394	$5.11	$1,276	388	$3.29

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	44	11		—	—
Stock options and other	—	2		—	2

Diluted:
Income attributable to common stock, including assumed conversions	$2,058	407	$5.06	$1,276	390	$3.27

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 5.4 million and 5.1 million for the quarters ending September 30, 2013 and 2012, and 6.0 million and 4.1 million for the nine months ended September 30, 2013 and 2012, respectively. For the quarter ended September 30, 2013, and the quarter and nine months ended September 30, 2012, 4.8 million, 14.3 million, and 14.3 million shares, respectively, related to the assumed conversion of the Mandatory Convertible Preferred Stock were also anti-dilutive.

Common and Preferred Stock Dividends

For the quarter and nine months ended September 30, 2013, Apache paid $78 million and $223 million, respectively, in dividends on its common stock. For the quarter and nine months ended September 30, 2012, Apache paid $67 million and $189 million, respectively. During the first quarter of 2013, Apache’s Board of Directors approved an 18 percent increase for the regular quarterly cash dividend on the Company’s common stock to $0.20 per share. This increase first applied to the dividend on common stock payable on May 22, 2013, to stockholders of record on April 22, 2013.

In each of the first nine months of 2013 and 2012, the Company also paid $57 million in dividends on its Series D Preferred Stock, which was converted to common stock in August 2013.

Stock Repurchase Program

In May 2013, Apache’s Board of Directors authorized the purchase of up to 30 million shares of the Company’s common stock, valued at approximately $2 billion when first announced. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, with the repurchase of 2,924,271 shares at an average price of $85.47 during the month of June. Subsequent to the third quarter of 2013, 5,043,713 shares were repurchased at an average price of $88.73. The Company anticipates that further purchases will primarily be made with proceeds from asset dispositions, but the Company is not obligated to acquire any specific number of shares.

Series D Preferred Stock

On July 28, 2010, Apache issued 25.3 million depositary shares, each representing a 1/20th interest in a share of Apache’s 6.00-percent Mandatory Convertible Preferred Stock, Series D (Preferred Share), or 1.265 million Preferred Shares. Upon conversion of the outstanding Preferred Shares on August 1, 2013, 14.4 million Apache common shares were issued.

10. BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At September 30, 2013, the Company had production in six countries: the United States, Canada, Egypt, Australia, the United Kingdom (U.K.) North Sea, and Argentina. Apache also pursues exploration interests in other countries that may, over time, result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt	Australia	North Sea	Argentina	Other International	Total
	(In millions)
For the Quarter Ended September 30, 2013
Oil and Gas Production Revenues	$2,029	$325	$1,022	$279	$633	$121	$—	$4,409

Operating Income (Loss) (1)	$310	$4	$658	$117	$186	$(115)	$(76)	$1,084

Other Income (Expense):
Derivative instrument gains (losses), net								(422)
Other								32
General and administrative								(127)
Financing costs, net								(51)

Income Before Income Taxes								$516

For the Nine Months Ended September 30, 2013
Oil and Gas Production Revenues	$5,543	$952	$2,924	$867	$2,025	$363	$—	$12,674

Operating Income (Loss) (1)	$1,607	$17	$1,827	$373	$634	$(181)	$(76)	$4,201

Other Income (Expense):
Derivative instrument gains (losses), net								(275)
Other								79
General and administrative								(376)
Financing costs, net								(155)

Income Before Income Taxes								$3,474

Total Assets	$29,503	$7,083	$7,142	$7,567	$7,292	$1,598	$54	$60,239

For the Quarter Ended September 30, 2012
Oil and Gas Production Revenues	$1,533	$318	$1,143	$397	$624	$126	$—	$4,141

Operating Income (Loss)(1)	$495	$(744)	$781	$231	$236	$6	$(7)	$998

Other Income (Expense):
Other								38
General and administrative								(124)
Merger, acquisitions & transition								(7)
Financing costs, net								(40)

Income Before Income Taxes								$865

For the Nine Months Ended September 30, 2012
Oil and Gas Production Revenues	$4,525	$966	$3,403	$1,211	$2,060	$389	$—	$12,554

Operating Income (Loss) (1)	$1,692	$(1,903)	$2,380	$683	$752	$51	$(14)	$3,641

Other Income (Expense):
Other								133
General and administrative								(384)
Merger, acquisitions & transition								(29)
Financing costs, net								(125)

Income Before Income Taxes								$3,236

Total Assets	$29,786	$7,349	$7,208	$5,876	$6,581	$1,823	$187	$58,810

(1)	Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. The U.S. operating income includes a $552 million non-cash write-down for the quarter and nine months ended September 30, 2013. Argentina’s operating loss for the quarter and first nine months of 2013 includes additional depletion of $116 million and $181 million, respectively, to write-down the carrying value of oil and gas properties. Canada’s operating loss for the third quarter and first nine months of 2012 includes additional depletion of $721 million and $1.9 billion, respectively, to write-down the carrying value of oil and gas properties. Separately, in the third quarter of 2013 the Company exited operations in Kenya and recorded $75 million to additional DD&A associated with the impairment of the carrying value of the Kenyan oil and gas property leases.

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

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended September 30, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,374	$—	$3,035	$—	$4,409
Equity in net income (loss) of affiliates	619	(4)	3	(618)	—
Derivative instrument gains (losses), net	(422)	—	—	—	(422)
Other	2	16	15	(1)	32

	1,573	12	3,053	(619)	4,019

OPERATING EXPENSES:
Depreciation, depletion and amortization	1,041	—	1,131	—	2,172
Asset retirement obligation accretion	20	—	46	—	66
Lease operating expenses	254	—	565	—	819
Gathering and transportation	18	—	65	—	83
Taxes other than income	62	—	123	—	185
General and administrative	103	—	25	(1)	127
Financing costs, net	36	14	1	—	51

	1,534	14	1,956	(1)	3,503

INCOME (LOSS) BEFORE INCOME TAXES	39	(2)	1,097	(618)	516
Provision (benefit) for income taxes	(267)	(1)	478	—	210

NET INCOME (LOSS)	306	(1)	619	(618)	306
Preferred stock dividends	6	—	—	—	6

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$300	$(1)	$619	$(618)	$300

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$295	$(1)	$619	$(618)	$295

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended September 30, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,030	$—	$3,111	$—	$4,141
Equity in net income (loss) of affiliates	41	(271)	71	159	—
Other	—	18	21	(1)	38

	1,071	(253)	3,203	158	4,179

OPERATING EXPENSES:
Depreciation, depletion and amortization	349	—	1,680	—	2,029
Asset retirement obligation accretion	20	—	40	—	60
Lease operating expenses	277	—	524	—	801
Gathering and transportation	15	—	71	—	86
Taxes other than income	52	—	115	—	167
General and administrative	97	—	28	(1)	124
Merger, acquisitions & transition	7	—	—	—	7
Financing costs, net	20	14	6	—	40

	837	14	2,464	(1)	3,314

INCOME (LOSS) BEFORE INCOME TAXES	234	(267)	739	159	865
Provision (benefit) for income taxes	54	(67)	698	—	685

NET INCOME (LOSS)	180	(200)	41	159	180
Preferred stock dividends	19	—	—	—	19

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$161	$(200)	$41	$159	$161

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$61	$(200)	$41	$159	$61

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$3,775	$—	$8,899	$—	$12,674
Equity in net income (loss) of affiliates	1,947	(21)	8	(1,934)	—
Derivative instrument gains (losses), net	(275)	—	—	—	(275)
Other	3	46	34	(4)	79

	5,450	25	8,941	(1,938)	12,478

OPERATING EXPENSES:
Depreciation, depletion and amortization	1,912	—	3,099	—	5,011
Asset retirement obligation accretion	60	—	136	—	196
Lease operating expenses	802	—	1,617	—	2,419
Gathering and transportation	49	—	188	—	237
Taxes other than income	163	—	447	—	610
General and administrative	305	—	75	(4)	376
Financing costs, net	104	42	9	—	155

	3,395	42	5,571	(4)	9,004

INCOME (LOSS) BEFORE INCOME TAXES	2,055	(17)	3,370	(1,934)	3,474
Provision (benefit) for income taxes	(3)	(4)	1,423	—	1,416

NET INCOME (LOSS)	2,058	(13)	1,947	(1,934)	2,058
Preferred stock dividends	44	—	—	—	44

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$2,014	$(13)	$1,947	$(1,934)	$2,014

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK(1)	$2,022	$(13)	$1,947	$(1,934)	$2,022

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$3,070	$—	$9,484	$—	$12,554
Equity in net income (loss) of affiliates	813	(672)	176	(317)	—
Other	(1)	52	85	(3)	133

	3,882	(620)	9,745	(320)	12,687

OPERATING EXPENSES:
Depreciation, depletion and amortization	997	—	4,704	—	5,701
Asset retirement obligation accretion	57	—	115	—	172
Lease operating expenses	708	—	1,470	—	2,178
Gathering and transportation	38	—	197	—	235
Taxes other than income	146	—	481	—	627
General and administrative	302	—	85	(3)	384
Merger, acquisitions & transition	23	—	6	—	29
Financing costs, net	71	42	12	—	125

	2,342	42	7,070	(3)	9,451

INCOME (LOSS) BEFORE INCOME TAXES	1,540	(662)	2,675	(317)	3,236
Provision (benefit) for income taxes	207	(166)	1,862	—	1,903

NET INCOME (LOSS)	1,333	(496)	813	(317)	1,333
Preferred stock dividends	57	—	—	—	57

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,276	$(496)	$813	$(317)	$1,276

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$1,196	$(496)	$813	$(317)	$1,196

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,434	$(89)	$6,013	$—	$7,358

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(2,956)	—	(4,542)	—	(7,498)
Additions to gas gathering, transmission and processing facilities	(85)	—	(774)	—	(859)
Proceeds from divestiture of Shelf	3,594	—	—	—	3,594
Proceeds from Kitimat LNG transaction, net	—	—	396	—	396
Proceeds from sale of other oil and gas properties	—	—	199	—	199
Acquisitions, other	—	—	(156)	—	(156)
Investment in subsidiaries, net	596	—	—	(596)	—
Other	(41)	—	31	—	(10)

NET CASH USED IN INVESTING ACTIVITIES	1,108	—	(4,846)	(596)	(4,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	(502)	—	(14)	—	(516)
Intercompany borrowings	—	1	(585)	584	—
Payments on fixed rate debt	(900)	—	—	—	(900)
Dividends paid	(280)	—	—	—	(280)
Treasury stock activity, net	(249)	—	—	—	(249)
Other	17	88	(105)	12	12

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,914)	89	(704)	596	(1,933)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	628	0	463	—	1,091
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	160	—	160

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$628	$0	$623	$—	$1,251

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,755	$(86)	$4,753	$—	$6,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(2,330)	—	(4,057)	—	(6,387)
Additions to gas gathering, transmission and processing facilities	(28)	—	(558)	—	(586)
Acquisition of Cordillera	(2,666)	—	—	—	(2,666)
Acquisition of Yara Pilbara Holdings Pty Limited	—	—	(439)	—	(439)
Acquisitions, other	(56)	—	(66)	—	(122)
Proceeds from sales of oil and gas properties	20	—	6	—	26
Investment in subsidiaries, net	(541)	—	—	541	—
Other	(340)	—	(46)	—	(386)

NET CASH USED IN INVESTING ACTIVITIES	(5,941)	—	(5,160)	541	(10,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	1,792	—	35	—	1,827
Intercompany borrowings	—	—	572	(572)	—
Fixed rate debt borrowings	2,991	—	—	—	2,991
Payments on fixed rate debt	(400)	—	—	—	(400)
Dividends paid	(246)	—	—	—	(246)
Treasury stock activity, net	2	—	—	—	2
Other	38	82	(164)	31	(13)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,177	82	443	(541)	4,161

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9)	(4)	36	—	23
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41	5	249	—	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32	$1	$285	$—	$318

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$628	$—	$623	$—	$1,251
Receivables, net of allowance	1,100	—	1,986	—	3,086
Inventories	52	—	837	—	889
Drilling advances	21	1	430	—	452
Derivative instruments	3	—	—	—	3
Prepaid assets and other	158	—	177	—	335
Intercompany receivable	4,863	—	—	(4,863)	—

	6,825	1	4,053	(4,863)	6,016

PROPERTY AND EQUIPMENT, NET	15,051	—	36,411	—	51,462

OTHER ASSETS:
Intercompany receivable	4,044	—	—	(4,044)	—
Equity in affiliates	23,009	936	86	(24,031)	—
Goodwill, net	173	—	1,196	—	1,369
Deferred charges and other	167	1,002	1,223	(1,000)	1,392

	$49,269	$1,939	$42,969	$(33,938)	$60,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$866	$2	$477	$—	$1,345
Current debt	—	—	57	—	57
Asset retirement obligation	132	—	7	—	139
Derivative instruments	204	—	1	—	205
Other current liabilities	986	12	1,779	—	2,777
Intercompany payable	—	—	4,863	(4,863)	—

	2,188	14	7,184	(4,863)	4,523

LONG-TERM DEBT	10,219	648	1	—	10,868

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	—	—	4,044	(4,044)	—
Income taxes	3,074	5	5,218	—	8,297
Asset retirement obligation	338	—	2,785	—	3,123
Other	469	250	728	(1,000)	447

	3,881	255	12,775	(5,044)	11,867

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY	32,981	1,022	23,009	(24,031)	32,981

	$49,269	$1,939	$42,969	$(33,938)	$60,239

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$160	$—	$160
Receivables, net of allowance	876	—	2,210	—	3,086
Inventories	95	—	813	—	908
Drilling advances	21	1	562	—	584
Derivative instruments	31	—	—	—	31
Prepaid assets and other	102	—	91	—	193
Intercompany receivable	3,766	—	—	(3,766)	—

	4,891	1	3,836	(3,766)	4,962

PROPERTY AND EQUIPMENT, NET	18,517	—	34,763	—	53,280

OTHER ASSETS:
Intercompany receivable	4,628	—	—	(4,628)	—
Equity in affiliates	21,047	934	97	(22,078)	—
Goodwill, net	173	—	1,116	—	1,289
Deferred charges and other	152	1,002	1,052	(1,000)	1,206

	$49,408	$1,937	$40,864	$(31,472)	$60,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$639	$1	$452	$—	$1,092
Current debt	912	—	78	—	990
Asset retirement obligation	471	—	7	—	478
Derivative instruments	96	—	20	—	116
Other current liabilities	893	3	1,964	—	2,860
Intercompany payable	—	—	3,766	(3,766)	—

	3,011	4	6,287	(3,766)	5,536

LONG-TERM DEBT	10,706	647	2	—	11,355

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	—	—	4,628	(4,628)	—
Income taxes	2,990	5	5,029	—	8,024
Asset retirement obligation	992	—	3,108	—	4,100
Other	378	250	763	(1,000)	391

	4,360	255	13,528	(5,628)	12,515

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY	31,331	1,031	21,047	(22,078)	31,331

	$49,408	$1,937	$40,864	$(31,472)	$60,737

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil, and natural gas liquids. The Company has exploration and production interests in six countries: the United States (U.S.), Canada, Egypt, Australia, the United Kingdom (U.K.) North Sea, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

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

Financial Overview

For the third quarter of 2013, Apache reported earnings of $300 million, or $0.75 per common share, up from $161 million, or $0.41 per share, in the third quarter of 2012. Earnings for the first nine months of 2013 totaled $2.0 billion, or $5.06 per diluted share, compared with $1.3 billion, or $3.27 per share, in the prior-year period. Apache’s adjusted earnings for the third quarter of 2013, which exclude certain items impacting the comparability of results, were $932 million, or $2.32 per diluted common share, up from $861 million, or $2.16 per share, in the third quarter of 2012. Adjusted earnings for the first nine months of 2013 totaled $2.5 billion, or $6.35 per diluted share, down from $2.9 billion or $7.22 per share in the comparable prior-year period. Adjusted earnings is not a financial measure prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of adjusted earnings and a reconciliation of adjusted earnings to income attributable to common stock, the most directly comparable GAAP financial measure, please see “Non-GAAP Measures” in this Item 2.

Underpinning earnings was a 35 percent increase in onshore North America liquids production over the prior-year quarter, driving a 2 percent increase in worldwide production to 784 thousand barrels of oil equivalent per day (Mboe/d). Worldwide liquids production for the quarter was 9 percent higher than the comparative 2012 quarter averaging 425 Mboe/d, of which 84 percent was crude oil. Record liquids revenues of $3.7 billion contributed to a 6 percent increase in production revenues to $4.4 billion.

The strength of our crude oil portfolio helped drive net cash provided by operating activities (operating cash flows or cash flows) which totaled $2.0 billion for the third quarter of 2013, up from $1.6 billion in the third quarter of 2012. Operating cash flows is a key measure for our business, as it provides liquidity for our active drilling program and large-scale development projects currently in progress. We routinely adjust our capital budget on a quarterly basis in response to changing market conditions and operating cash flow forecasts.

Although operating cash flows are the Company’s primary source of liquidity, we may also elect to utilize available committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of assets for all other liquidity needs. Earlier this year, the Company announced plans to divest approximately $4 billion of assets by year-end 2013 to enhance financial flexibility and rebalance our portfolio to an asset mix we believe will continue to generate strong returns, drive more predictable growth, and deliver value to our shareholders. As of the date of this filing, we have completed or announced more than $7 billion in asset sales this year, as discussed in “Operational Developments” in this Item 2. The Company has used the proceeds from these divestitures to reduce debt and to repurchase Apache common shares under a 30-million share repurchase program authorized by the Company’s Board of Directors. For additional information on this share repurchase program, please see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q.

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

North America

•	In the third quarter, the Central region saw production increases for the sixth consecutive quarter as we continue to deploy capital across our nearly two million gross acres in the Anadarko basin. Production was up 31 percent relative to the prior-year quarter as the result of our active oil and liquids-rich drilling program. During the quarter we operated an average of 31 drilling rigs, drilling 91 gross wells with 98 percent success.

•	Apache operated an average of 45 rigs in the Permian Basin during the third quarter of 2013 resulting in a production increase of 18 percent relative to the third quarter of 2012. Over half of the region’s production is crude oil and 20 percent is natural gas liquids (NGL). Combined, this represents almost a quarter of Apache’s total liquids production for the third quarter of 2013.

•	Third-quarter 2013 U.S. production represents 46 percent of Apache’s total worldwide production, compared to the U.S. share of 41 percent in the third quarter of 2012. Focused drilling programs in the Permian Basin and Anadarko basin continue to provide momentum for Apache’s U.S. production growth.

•	On September 30, 2013, Apache completed the sale of its Gulf of Mexico Shelf operations and properties to Fieldwood Energy LLC (Fieldwood), an affiliate of Riverstone Holdings. Under the terms of the agreement, Apache received consideration of $3.6 billion in cash proceeds and $1.5 billion of discounted asset abandonment liabilities assumed by Fieldwood. Additionally, Apache will receive approximately $200 million associated with pending preferential right settlements expected to close in the fourth quarter. Apache has retained a 50 percent ownership interest in all exploration blocks and in horizons below existing production in developed blocks. The effective date of the agreement is July 1, 2013.

•	On September 30, Apache completed the sale of certain Alberta oil and gas assets to Ember Resources, Inc. for $199 million, subject to final closing adjustments. The assets comprise 621,000 gross acres (530,000 net acres) and more than 2,700 wells. The assets had net production of 69 million cubic feet of gas and 247 barrels of liquid hydrocarbons per day in the third quarter of 2013. The effective date of the transaction is April 1, 2013.

•	In October 2013, Apache completed two additional sales of oil and gas production properties in Canada for $112 million. The assets are located primarily in Saskatchewan and Alberta, comprising approximately 4,000 operated and 1,300 non-operated wells with third-quarter 2013 average daily production of 39 million cubic feet of natural gas and 679 barrels of oil, condensate, and natural gas liquids. The effective date of both transactions is April 1, 2013.

International

•	On August 29, 2013, Apache announced a global strategic partnership with Sinopec International Petroleum Exploration and Production Corporation (Sinopec) to pursue joint upstream oil and gas projects. As the first step in this partnership, Apache will receive $3.1 billion in cash, subject to customary closing adjustments, in exchange for Sinopec gaining a 33 percent minority participation in Apache’s Egypt oil and gas business. Apache will continue to operate its Egypt upstream oil and gas business. The Egypt partnership is subject to customary governmental approvals and is expected to close during the fourth quarter, with an effective date of January 1, 2013.

•	During the third quarter of 2013, Apache, along with operator and co-venturer BHP Billiton, officially commenced operations of the $1.5 billion Macedon natural gas facility, of which, Apache owns a 28.57 percent interest. Macedon, Western Australia’s fourth domestic gas hub, has a production capacity of 200 terajoules of natural gas per day.

•	On October 1, 2013, Apache and its Australian partners finalized agreements to sell LNG to Tohoku Electric Power Company, Inc. from the Chevron-operated Wheatstone Project in Western Australia. The Wheatstone partners have agreed to supply 0.9 million metric tons per annum of LNG for up to 20 years, which brings the total LNG supplies contracted to approximately 85 percent. Apache owns a 13 percent share in the Wheatstone Project through a subsidiary.

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

In July 2013, the Egyptian military removed President Morsi from power and installed Egypt’s Chief Justice, Adly Mansour, as acting president of a temporary government, which has announced it is seeking to schedule new parliamentary and presidential elections in early to mid-2014.

Apache’s operations, located in remote locations in the Western Desert, have not experienced production interruptions, and we have continued to receive development lease approvals for our drilling program. However, a further deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, and/or forced renegotiation or modification of our existing contracts with the Egyptian General Petroleum Corporation (EGPC) could materially and adversely affect our business, financial condition, and results of operations.

As of December 31, 2012, Apache had 2,995,771 net undeveloped acres in Egypt set to expire by year-end 2013, and 285,325 and 954,553 net undeveloped acres set to expire in 2014 and 2015, respectively. During the first nine months of 2013, EGPC granted six-month extensions for each of our concessions expiring during this year, with no material relinquishments expected prior to year-end. We continue to seek longer term extensions but cannot assure that such extensions can be achieved on an economic basis or otherwise on terms agreeable to both the Company and EGPC. There are currently no reserves recorded on this undeveloped acreage and Apache will not make future investments in these areas unless the present concessions are extended.

Apache purchases multi-year political risk insurance from the Overseas Private Investment Corporation (OPIC) and other highly rated international insurers covering a portion of its investments in Egypt. In the aggregate, these insurance policies, subject to the policy terms and conditions, provide approximately $856 million of coverage to Apache for losses arising from confiscation, nationalization, and expropriation risks, with a $149 million sub-limit for currency inconvertibility.

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

Results of Operations

Oil and Gas Revenues

Oil and gas production revenues for the third quarter and first nine months of 2013 totaled $4.4 billion and $12.7 billion, respectively, a $268 million and $120 million increase from the comparative 2012 periods. The table below presents revenues by region and each region’s percent contribution to revenues for 2013 and 2012.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$1,594	45%	$1,143	35%	$4,253	43%	$3,409	35%
Canada	166	5%	115	4%	441	4%	361	3%

North America	1,760	50%	1,258	39%	4,694	47%	3,770	38%

Egypt	925	26%	1,021	32%	2,633	26%	3,028	31%
Australia	201	6%	303	9%	603	6%	947	10%
North Sea	581	16%	571	18%	1,859	19%	1,876	19%
Argentina	71	2%	67	2%	200	2%	203	2%

International	1,778	50%	1,962	61%	5,295	53%	6,054	62%

Total(1)	$3,538	100%	$3,220	100%	$9,989	100%	$9,824	100%

Total Gas Revenues:
United States	$287	42%	$288	36%	$894	41%	$837	36%
Canada	139	20%	186	24%	457	21%	547	23%

North America	426	62%	474	60%	1,351	62%	1,384	59%

Egypt	96	14%	122	15%	291	13%	375	16%
Australia	78	11%	94	12%	264	12%	264	11%
North Sea	45	6%	44	6%	142	6%	148	7%
Argentina	47	7%	54	7%	148	7%	168	7%

International	266	38%	314	40%	845	38%	955	41%

Total(2)	$692	100%	$788	100%	$2,196	100%	$2,339	100%

Natural Gas Liquids (NGL)
Revenues:
United States	$149	83%	$102	76%	$396	81%	$279	71%
Canada	19	11%	17	13%	53	11%	58	15%

North America	168	94%	119	89%	449	92%	337	86%

North Sea	7	4%	9	7%	24	5%	36	9%
Argentina	4	2%	5	4%	16	3%	18	5%

International	11	6%	14	11%	40	8%	54	14%

Total	$179	100%	$133	100%	$489	100%	$391	100%

Total Oil and Gas Revenues:
United States	$2,030	46%	$1,533	37%	$5,543	44%	$4,525	36%
Canada	324	7%	318	8%	951	7%	966	8%

North America	2,354	53%	1,851	45%	6,494	51%	5,491	44%

Egypt	1,021	23%	1,143	28%	2,924	23%	3,403	27%
Australia	279	6%	397	9%	867	7%	1,211	10%
North Sea	633	15%	624	15%	2,025	16%	2,060	16%
Argentina	122	3%	126	3%	364	3%	389	3%

International	2,055	47%	2,290	55%	6,180	49%	7,063	56%

Total	$4,409	100%	$4,141	100%	$12,674	100%	$12,554	100%

(1)	Financial derivative hedging activities decreased oil revenues $7 million and $44 million for the 2013 third quarter and nine-month period, respectively, and $22 million and $126 million for the 2012 third quarter and nine-month period, respectively.
(2)	Financial derivative hedging activities increased natural gas revenues $9 million and $26 million for the 2013 third quarter and nine-month period, respectively, and $105 million and $328 million for the 2012 third quarter and nine-month period, respectively.

Production

The table below presents the third-quarter and year-to-date 2013 and 2012 production and the relative increase or decrease from the prior period.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Oil Volume – b/d
United States	163,690	133,001	23%	156,803	128,884	22%
Canada	18,573	15,075	23%	18,112	15,311	18%

North America	182,263	148,076	23%	174,915	144,195	21%

Egypt(1)	89,294	97,546	(8%)	89,530	98,648	(9%)
Australia	18,787	28,191	(33%)	20,195	29,690	(32%)
North Sea	57,861	57,296	1%	63,291	63,058	0%
Argentina	9,560	9,885	(3%)	9,408	9,701	(3%)

International	175,502	192,918	(9%)	182,424	201,097	(9%)

Total	357,765	340,994	5%	357,339	345,292	3%

Natural Gas Volume – Mcf/d
United States	830,423	863,433	(4%)	848,173	841,859	1%
Canada	529,402	604,442	(12%)	523,163	617,530	(15%)

North America	1,359,825	1,467,875	(7%)	1,371,336	1,459,389	(6%)

Egypt(1)	350,504	329,793	6%	357,747	354,856	1%
Australia	212,141	215,317	(1%)	212,845	217,053	(2%)
North Sea	46,971	54,478	(14%)	50,108	62,061	(19%)
Argentina	185,962	213,745	(13%)	186,241	216,399	(14%)

International	795,578	813,333	(2%)	806,941	850,369	(5%)

Total	2,155,403	2,281,208	(6%)	2,178,277	2,309,758	(6%)

NGL Volume – b/d
United States	57,510	39,076	47%	54,639	30,385	80%
Canada	7,012	6,036	16%	6,788	6,063	12%

North America	64,522	45,112	43%	61,427	36,448	69%

North Sea	1,097	1,470	(25%)	1,263	1,797	(30%)
Argentina	1,713	3,006	(43%)	2,254	3,022	(25%)

International	2,810	4,476	(37%)	3,517	4,819	(27%)

Total	67,332	49,588	36%	64,944	41,267	57%

BOE per day(2)
United States	359,604	315,982	14%	352,804	299,578	18%
Canada	113,819	121,851	(7%)	112,095	124,296	(10%)

North America	473,423	437,833	8%	464,899	423,874	10%

Egypt	147,711	152,512	(3%)	149,154	157,791	(5%)
Australia	54,144	64,078	(16%)	55,669	65,866	(15%)
North Sea	66,787	67,845	(2%)	72,905	75,198	(3%)
Argentina	42,266	48,515	(13%)	42,702	48,790	(12%)

International	310,908	332,950	(7%)	320,430	347,645	(8%)

Total	784,331	770,783	2%	785,329	771,519	2%

(1)	Gross oil production in Egypt for the third quarter and nine-month period of 2013 was 193,869 b/d and 195,442 b/d, respectively. For the comparative 2012 periods gross oil production in Egypt was 210,848 b/d and 213,342 b/d, respectively. Gross natural gas production in Egypt for the third quarter and nine-month period of 2013 was 915,965 Mcf/d and 910,599 Mcf/d, respectively. For the comparative 2012 periods gross natural gas production in Egypt was 901,181 Mcf/d and 904,129 Mcf/d, respectively.
(2)	The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

Pricing

The table below presents third-quarter and year-to-date 2013 and 2012 pricing and the relative increase or decrease from the prior periods.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Average Oil Price—Per barrel
United States	$105.82	$93.38	13%	$99.35	$96.53	3%
Canada	97.58	82.92	18%	89.33	85.96	4%
North America	104.98	92.32	14%	98.31	95.41	3%
Egypt	112.61	113.72	(1%)	107.73	112.02	(4%)
Australia	116.21	116.79	0%	109.40	116.39	(6%)
North Sea	109.33	108.44	1%	107.61	108.60	(1%)
Argentina	79.77	73.44	9%	77.66	76.36	2%
International	110.13	110.54	0%	106.32	109.87	(3%)
Total(1)	107.50	102.62	5%	102.40	103.83	(1%)
Average Natural Gas Price—Per Mcf
United States	$3.75	$3.63	3%	$3.86	$3.63	6%
Canada	2.87	3.33	(14%)	3.20	3.23	(1%)
North America	3.41	3.51	(3%)	3.61	3.46	4%
Egypt	3.01	4.04	(25%)	2.98	3.86	(23%)
Australia	3.98	4.76	(16%)	4.54	4.45	2%
North Sea	10.29	8.65	19%	10.37	8.67	20%
Argentina	2.76	2.78	(1%)	2.91	2.84	2%
International	3.64	4.21	(14%)	3.84	4.10	(6%)
Total(2)	3.49	3.76	(7%)	3.69	3.70	(0%)
Average NGL Price—Per barrel
United States	$28.25	$28.25	0%	$26.55	$33.51	(21%)
Canada	28.77	31.01	(7%)	28.49	35.02	(19%)
North America	28.30	28.62	(1%)	26.76	33.76	(21%)
North Sea	69.77	65.45	7%	70.51	73.60	(4%)
Argentina	22.19	16.25	37%	25.11	21.15	19%
International	40.77	32.41	26%	41.41	40.71	2%
Total	28.82	28.96	0%	27.56	34.57	(20%)

(1)	Reflects a per-barrel decrease of $0.22 and $0.45 from derivative hedging activities for the 2013 third quarter and nine-month period, respectively, and a decrease of $0.71 and $1.33 from derivative hedging activities for the comparative 2012 third quarter and nine-month period, respectively.
(2)	Reflects a per-Mcf increase of $0.05 and $0.04 from derivative hedging activities for the 2013 third quarter and nine-month period, respectively, and an increase of $0.50 and $0.52 from derivative hedging activities for the comparative 2012 third quarter and nine-month period, respectively.

Third-Quarter 2013 compared to Third-Quarter 2012

Crude Oil Revenues Crude oil revenues for the third quarter of 2013 totaled $3.5 billion, a $318 million increase from the comparative 2012 quarter. A 5 percent increase in average daily production increased third-quarter 2013 revenues by $165 million compared to the prior-year quarter, while 5 percent higher realized prices increased revenues by $153 million. Crude oil prices realized in the third quarter of 2013 averaged $107.50 per barrel, compared with $102.62 in the comparative prior-year quarter. Crude oil accounted for 80 percent of oil and gas production revenues and 46 percent of worldwide production in the third quarter of 2013.

Worldwide production increased 17 thousand barrels of oil per day (Mb/d) from the third quarter of last year to 358 Mb/d, primarily driven by an increase in drilling activity in the Permian Basin and Anadarko basin, partially offset by production decreases in Egypt and Australia. Oil production increased 13 Mb/d in our Permian region, primarily in the Deadwood and Wolfcamp plays, and 9 Mb/d in our Central region with increased activity across our acreage. Production from our Gulf of Mexico (Shelf and Deepwater) regions increased 7 Mb/d on lower downtime compared to the prior-year period. A greater focus on liquids-rich drilling targets increased production 3 Mb/d in Canada. Net oil production in Egypt decreased 8 Mb/d as a result of natural decline and Australia’s production decreased 9 Mb/d primarily on natural decline from our Pyrenees and Van Gogh fields.

Natural Gas Revenues Gas revenues for the third quarter of 2013 totaled $692 million, down 12 percent from the third quarter of 2012. A 6 percent decrease in average production reduced natural gas revenues by $40 million as compared to the prior-year quarter, while a 7 percent decrease in average realized prices decreased revenues by $56 million. Natural gas accounted for 16 percent of our oil and gas production revenues and 46 percent of our equivalent production.

Apache’s drilling programs remain focused on oil and liquids-rich gas targets. As a result, our worldwide natural gas production was 126 million cubic feet per day (MMcf/d) lower than the third quarter of last year. Gas production declined 75 MMcf/d, 52 MMcf/d, 28 MMcf/d, and 8 MMcf/d in Canada, our Gulf of Mexico regions (Shelf and Deepwater), Argentina, and the North Sea, respectively, primarily as a result of natural decline. Production from our Gulf of Mexico regions was also negatively impacted by third-party downtime; however, the region benefited from the positive results of drilling and recompletion programs. Gas production in our Permian region increased 10 MMcf/d as a result of gas associated with liquids-rich drilling activity in the Deadwood and Wolfcamp plays. Gas production increased 18 MMcf/d in our Gulf Coast Onshore region as a result of successful drilling and recompletion activities. Argentina’s production was further impacted by restricted transportation capacity.

Year-to-Date 2013 compared to Year-to-Date 2012

Crude Oil Revenues Crude oil revenues for the first nine months of 2013 totaled $10.0 billion, $165 million higher than the comparative 2012 period, the result of a 3 percent increase in worldwide production partially offset by a 1 percent decline in average realized prices. Crude oil accounted for 79 percent of oil and gas production revenues and 46 percent of worldwide production for the first nine months of 2013, and 78 percent of production revenues and 45 percent of worldwide production for the 2012 comparative period. Higher production volumes added $301 million compared to the first nine months of 2012, while lower realized prices reduced revenues by $136 million. Crude oil prices realized in the first nine months of 2013 averaged $102.40 per barrel, compared with $103.83 in the comparative prior-year period.

Worldwide production increased 12 Mb/d to 357 Mb/d in the first nine months of this year from the same period last year, primarily driven by an increase in drilling activity and successful programs in the Permian Basin and Anadarko basin, partially offset by production declines in Egypt and Australia. Production increased 11 Mb/d, or 92 percent, in our Central region on increased drilling activity and 11 Mb/d in our Permian region with continued focus in the Deadwood, Spraberry, and Wolfcamp plays. Net production in Egypt was 9 Mb/d lower on natural decline, and Australia production decreased 9 Mb/d as a result of natural decline from our Pyrenees and Van Gogh fields.

Natural Gas Revenues Gas revenues for the first nine months of 2013 totaled $2.2 billion, down 6 percent from the comparative 2012 period. A 6 percent decline in average production reduced natural gas revenues by $141 million, while a minimal decrease in average realized prices reduced revenues by $2 million. Natural gas accounted for 17 percent of our oil and gas production revenues and 46 percent of our equivalent production, compared to 19 percent and 50 percent, respectively, for the 2012 period.

Throughout the year, Apache’s drilling programs remained focused on oil and liquids-rich gas targets. As a result, our worldwide natural gas production was 131 MMcf/d lower than the first nine months of last year. Gas production declined 94 MMcf/d, 69 MMcf/d, 30 MMcf/d, 12 MMcf/d in Canada, our Gulf of Mexico regions, Argentina, and the North Sea, respectively, primarily as a result of natural decline. Production from our Gulf of Mexico regions was also negatively impacted by third-party downtime; however, the region benefited from the positive results of drilling and recompletion programs. Argentina’s production was also negatively impacted by restricted transportation capacity. Gas production in our Central and Permian regions increased 48 MMcf/d and 9 MMcf/d, respectively, as a result of gas associated with liquids-rich drilling activity in the Anadarko basin and Permian Basin. Gas production increased 19 MMcf/d in our Gulf Coast Onshore region as a result of successful drilling and recompletion activities.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and a boe basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	$1,330	$1,206	$18.43	$17.00	$3,906	$3,535	$18.22	$16.72
Additional	743	729	10.30	10.27	808	1,898	3.77	8.98
Other assets	99	94	1.37	1.33	297	268	1.38	1.27
Asset retirement obligation accretion	66	60	0.92	0.84	196	172	0.91	0.81
Lease operating costs	819	801	11.34	11.30	2,419	2,178	11.28	10.30
Gathering and transportation costs	83	86	1.15	1.22	237	235	1.12	1.11
Taxes other than income	185	167	2.57	2.36	610	627	2.85	2.97
General and administrative expense	127	124	1.76	1.76	376	384	1.75	1.82
Merger, acquisitions & transition	—	7	—	0.10	—	29	—	0.14
Financing costs, net	51	40	0.71	0.56	155	125	0.72	0.59

Total	$3,503	$3,314	$48.55	$46.74	$9,004	$9,451	$42.00	$44.71

Recurring Depreciation, Depletion and Amortization (DD&A) The following table details the changes in recurring DD&A of oil and gas properties between the third quarters and nine-month periods of 2013 and 2012:

	For the Quarter Ended September 30,	For the Nine Months Ended September 30,
	(In millions)	(In millions)
2012 DD&A	$1,206	$3,535
Volume change	27	73
DD&A rate change	97	298

2013 DD&A	$1,330	$3,906

Oil and gas property recurring DD&A expense of $1.3 billion in the third quarter of 2013 increased $124 million compared to the prior-year quarter on an absolute dollar basis: $97 million on rate and $27 million from higher volumes. Oil and gas property recurring DD&A expense of $3.9 billion in the first nine months of 2013 increased $371 million compared to the prior-year period on an absolute dollar basis: $298 million on rate and $73 million from higher volumes. The Company’s oil and gas property recurring DD&A rate increased $1.43 and $1.50 per boe for the third quarter and first nine months of 2013, respectively, compared to the prior-year periods, reflecting acquisition and drilling costs that exceed our historical levels.

Additional DD&A Under the full-cost method of accounting, the Company is required to review the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, net of related tax effects and discounted 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Additional DD&A” in the statement of consolidated operations.

In the third quarter of 2013, the Company recorded $552 million ($356 million net of tax) and $116 million ($76 million net of tax) in non-cash write-downs of the carrying value of the Company’s U.S. and Argentinian proved oil and gas properties, respectively. Additionally, we recorded a write-down of our Argentinian proved property balances of $65 million ($42 million net of tax) in the first quarter of 2013. Separately, in the third quarter of 2013 the Company exited operations in Kenya and recorded $75 million ($46 million net of tax) to additional DD&A associated with the impairment of the carrying value of the Kenyan oil and gas property leases.

For the 2012 quarters ended March 31, June 30, and September 30, the Company recorded write-downs of Canadian proved property balances of $521 million ($390 million net of tax), $641 million ($480 million net of tax), and $721 million ($539 million net of tax), respectively.

Additional write-downs in Argentina may occur given certain operational and economic conditions including our inability to extend existing concessions with economically viable terms. Future investment by Apache in producing areas will be significantly influenced by the ability to extend present concessions. Future investment in undeveloped areas will also be significantly influenced by our ability to extend present concessions, with 949,589 net undeveloped acres in Argentina on concessions set to expire by year-end 2013. There are no reserves recorded on this acreage.

Lease Operating Expenses (LOE) LOE increased $18 million, or 2 percent, for the quarter, and $241 million, or 11 percent, for the nine month period, on an absolute dollar basis relative to the comparable periods of 2012. On a per unit basis, LOE was relatively flat at $11.34 per boe for the third quarter of 2013, as compared to the same prior-year period, and increased 10 percent to $11.28 per boe for the first nine months of 2013, as compared to the prior-year nine-month period. The following table identifies changes in Apache’s LOE rate between the third quarters and nine-month periods of 2013 and 2012.

For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	Per boe		Per boe
2012 LOE	$11.30	2012 LOE	$10.30
Transportation	0.34	Repairs and maintenance	0.22
Power and fuel costs	0.21	Transportation	0.21
Labor and overhead costs	0.15	Power and fuel costs	0.19
Non-operated property costs	0.10	Labor and overhead costs	0.17
Workover costs	(0.28)	Non-operated property costs	0.13
Repairs and maintenance	(0.35)	Chemicals	0.04
Other	0.07	Other	0.22
Increased production	(0.20)	Increased production	(0.20)

2013 LOE	$11.34	2013 LOE	$11.28

Gathering and Transportation Gathering and transportation costs totaled $83 million and $237 million in the third quarter and first nine months of 2013, respectively, down $3 million and up $2 million from the third quarter and first nine months of 2012, respectively. The following table presents gathering and transportation costs paid by Apache directly to third-party carriers for each of the periods presented:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Canada	$38	$38	$118	$121
U.S.	23	20	67	52
Egypt	11	9	31	29
North Sea	9	18	15	28
Argentina	2	1	6	5

Total Gathering and transportation	$83	$86	$237	$235

U.S. costs for the third quarter and first nine months of 2013 increased $3 million and $15 million, respectively, as compared to the same prior-year periods primarily as a result of higher production in the Central and Permian regions from increased drilling activity. North Sea costs for the third quarter and first nine months of 2013 decreased $9 million and $13 million, respectively, as compared to the prior-year period on lower production and cost-sharing with partners in the Bacchus field, which commenced production in April 2012.

Taxes other than Income Taxes other than income totaled $185 million and $610 million for the third quarter and the first nine months of 2013, respectively, an increase of $18 million and a decrease of $17 million from the comparative prior-year periods. The following table presents a comparison of these expenses:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
U.K. PRT	$66	$62	$273	$332
Severance taxes	73	56	189	162
Ad valorem taxes	29	26	88	75
Other	17	23	60	58

Total Taxes other than income	$185	$167	$610	$627

For the third quarter of 2013, severance and ad valorem tax expense increased $17 million and $3 million, respectively, on increased production from U.S. onshore fields. The North Sea Petroleum Revenue Tax (PRT) is assessed on qualifying fields in the U.K. North Sea. U.K. PRT was $4 million higher than the 2012 period based on an increase in revenues as a result of higher production on qualifying fields.

U.K. PRT for the first nine months of 2013 was $59 million lower when compared to the 2012 period based on a decrease in production revenue. For the first nine months of 2013, property acquisitions and higher drilling activity increased severance taxes and ad valorem taxes by $27 million and $13 million, respectively, as compared to the first nine months of 2012.

General and Administrative Expenses General and administrative expenses (G&A) for the third quarter of 2013 increased $3 million from the third quarter of 2012 on an absolute basis but were flat on a per-unit basis on higher production. For the first nine months of 2013 G&A decreased $8 million on an absolute basis from the comparable 2012 period on lower personnel, office, and information technology costs, and decreased $.07 per boe on a per-unit basis.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Interest expense	$146	$132	$437	$371
Amortization of deferred loan costs	2	2	6	5
Capitalized interest	(93)	(90)	(276)	(241)
Interest income	(4)	(4)	(12)	(10)

Financing costs, net	$51	$40	$155	$125

Net financing costs were up $11 million and $30 million in the third quarter and first nine months of 2013, respectively, compared to the same 2012 periods. The $14 million and $66 million increases in interest expense in the third quarter and first nine months of 2013, respectively, are primarily associated with $5.0 billion of debt issued in 2012. The $3 million and $35 million increases in capitalized interest in the third quarter of 2013 and the first nine months of 2013, respectively, are a direct result of higher unproved property balances from the Cordillera acquisition and U.S. leasing activities.

Provision for Income Taxes The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, the Company recorded the income tax impact of a $552 million non-cash write-down and a $75 million non-cash impairment on its U.S. and Kenyan oil and gas properties, respectively, as discrete items for the three months ended September 30, 2013. The Company also recorded the income tax impact of $65 million and $116 million non-cash write-downs of its Argentinian proved oil and gas properties as discrete items in the first and third quarters of 2013, respectively. In 2012, the Company recorded the income tax impact of $521 million, $641 million, and $721 million non-cash write-downs of its Canadian proved oil and gas properties as discrete items in the first, second, and third quarters, respectively.

The 2013 third-quarter provision for income taxes was $210 million, representing an effective income tax rate of 41 percent for the quarter compared to 79 percent during the 2012 period. The 2013 third quarter effective rate reflects the impact of the U.S. and Kenyan non-cash oil and gas property write-downs, deferred tax adjustments, and foreign currency fluctuations on deferred taxes. The 2012 third quarter effective rate reflects the impact of a $721 million Canadian non-cash oil and gas property write-down, a $118 million North Sea decommissioning tax rate adjustment, and foreign currency fluctuations on deferred taxes. Excluding these items, the third-quarter 2013 effective rate would have been 42 percent, a decrease from 45 percent in the third quarter of 2012.

The 2013 first nine-months provision for income taxes was $1.4 billion, representing an effective income tax rate of 41 percent for the period compared to 59 percent during the 2012 period. The 2013 effective rate reflects U.S. and Kenyan non-cash oil and gas property write-downs and foreign currency fluctuations on deferred taxes. The 2012 effective rate reflects the impact of Canadian non-cash write-downs, a North Sea decommissioning tax rate adjustment, and foreign currency fluctuations on deferred taxes. Excluding these items, the effective rate for the first nine months of 2013 would have been 42 percent, a decrease from 43 percent in the comparative 2012 period.

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

In May 2013, we announced plans to divest approximately $4 billion of assets in 2013 to rebalance our portfolio and strengthen our balance sheet. We have subsequently entered into and/or completed the following material transactions:

•	On September 30, 2013, Apache completed the sale of its Gulf of Mexico Shelf operations and properties to Fieldwood Energy LLC (Fieldwood), an affiliate of Riverstone Holdings. Under the terms of the agreement, Apache received consideration of $3.6 billion in cash proceeds and $1.5 billion of discounted asset abandonment liabilities assumed by Fieldwood. Additionally, Apache will receive approximately $200 million associated with pending preferential right settlements expected to close in the fourth quarter. Apache has retained a 50 percent ownership interest in all exploration blocks and in horizons below existing production in developed blocks. The effective date of the agreement is July 1, 2013.

•	Also on September 30, Apache completed the sale of certain Alberta oil and gas assets to Ember Resources, Inc. for $199 million, subject to final closing adjustments. The assets comprise 621,000 gross acres (530,000 net acres) and more than 2,700 wells. The assets had net production of 69 million cubic feet of gas and 247 barrels of liquid hydrocarbons per day in the third quarter of 2013. The effective date of the transaction is April 1, 2013.

•	In October 2013, Apache completed two additional sales of oil and gas production properties in Canada for $112 million. The assets are located primarily in Saskatchewan and Alberta, comprising approximately 4,000 operated and 1,300 non-operated wells with third-quarter 2013 average daily production of 39 million cubic feet of natural gas and 679 barrels of oil, condensate, and natural gas liquids. The effective date of both transactions is April 1, 2013.

•	In August 2013, Apache announced the launch of a global strategic partnership with Sinopec International Petroleum Exploration and Production Corporation (Sinopec) to pursue joint upstream oil and gas projects. As the first step in this partnership, Apache will receive $3.1 billion in cash, subject to customary closing adjustments, in exchange for Sinopec gaining a 33 percent minority participation in Apache’s Egypt oil and gas business. Apache will continue to operate its Egypt upstream oil and gas business. The Egypt partnership is subject to customary governmental approvals and is expected to close during the fourth quarter, with an effective date of January 1, 2013.

For additional information, please see Part II, Item 1A, “Risk Factors” of this Form 10-Q and Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors Related to Our Business and Operations,” in our Annual Report on Form 10-K for our 2012 fiscal year.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Nine Months Ended
	September 30,
	2013	2012
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$7,358	$6,422
Proceeds from divestiture of Gulf of Mexico Shelf properties	3,594	—
Fixed rate debt borrowings	—	2,991
Net commercial paper and bank loan borrowings	—	1,827
Proceeds from Kitimat LNG transaction, net	396	—
Sale of other oil and gas properties	199	26
Other	12	2

	11,559	11,268

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$8,357	$6,973
Acquisitions	156	2,788
Payments of fixed rate debt	900	400
Net commercial paper and bank loan repayments	516	—
Dividends	280	246
Treasury stock activity, net	249	—
Equity investment in Yara Pilbara Holdings Pty Limited (YPHL)	—	439
Other	10	399

	10,468	11,245

Increase in cash and cash equivalents	$1,091	$23

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.

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

Net cash provided by operating activities for the first nine months of 2013 totaled $7.4 billion, up $936 million from the first nine months of 2012. The increase primarily reflects comparative changes in working capital during the periods.

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

The following table details capital expenditures for each country in which we do business:

	For the Nine Months Ended
	September 30,
	2013	2012
	(In millions)
E&D Costs:
United States	$4,171	$3,608
Canada	502	459

North America	4,673	4,067

Egypt	813	809
Australia	911	518
North Sea	647	703
Argentina	145	222
Other International	28	84

International	2,544	2,336

Worldwide E&D Costs	7,217	6,403

Gathering Transmission and Processing Facilities (GTP):
United States	120	57
Canada	111	138
Egypt	57	15
Australia	534	338
Argentina	7	12

Total GTP Costs	829	560

Asset Retirement Costs	394	556
Capitalized Interest	276	241

Capital Expenditures, excluding acquisitions	8,716	7,760

Acquisitions, including GTP	318	3,421
Asset Retirement Costs—Acquired	53	33

Total Capital Expenditures	$9,087	$11,214

Worldwide E&D expenditures for the first nine months of 2013 totaled $7.2 billion, or 13 percent above the first nine months of 2012. E&D spending in North America, which was up 15 percent, totaled 65 percent of worldwide E&D spending. Expenditures in the U.S. increased 16 percent primarily on increased drilling activity in the Anadarko basin and Permian Basin, where we continue to shift to more horizontal drilling. In our Central region we have increased our activity in the Whittenburg and Anadarko basins where our active horizontal drilling program in the Granite Wash and Tonkawa plays continued to expand. In the Permian Basin, we averaged operating 45 rigs during the quarter, of which 20 are drilling horizontal wells, primarily targeting the Wolfcamp shale in the Barnhart area and the Cline shale in the Deadwood area. E&D spending in Canada increased 9 percent from the prior-year period as the region has continued to target oil and liquids-rich plays across its acreage.

E&D expenditures outside of North America increased 9 percent when compared to the first nine months of 2012. Australian expenditures were up $393 million as both exploration and development drilling continued with higher activity levels than the prior-year period. Argentina expenditures were down $77 million on decreased drilling activity. E&D drilling in Egypt was essentially flat compared to prior year; however, the region is drilling several horizontal wells in 2013 and expects to expand these efforts in coming years.

We invested $829 million in GTP in the first nine months of 2013, a 48 percent increase over prior-year activity, with the majority related to activities associated with the Wheatstone LNG project in Australia.

Dividends For the nine-month periods ended September 30, 2013 and 2012, the Company paid $223 million and $189 million, respectively, in dividends on its common stock. In each of the first nine months of 2013 and 2012, the Company also paid $57 million in dividends on its Series D Preferred Stock, which was converted to common stock in August 2013.

Treasury Stock Activity, Net In May 2013, Apache’s Board of Directors authorized the purchase of up to 30 million shares of the Company’s common stock, valued at approximately $2 billion when first announced. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, with the repurchase of 2,924,271 shares at an average price of $85.47 during the month of June. Additionally, subsequent to the third quarter of 2013, 5,043,713 shares were repurchased at an average price of $88.73. The Company anticipates that further purchases will primarily be made with proceeds from asset dispositions, but the Company is not obligated to acquire any specific number of shares.

Liquidity

The following table presents a summary of our key financial indicators at the dates presented:

	September 30,	December 31,
	2013	2012
	(In millions of dollars, except as indicated)
Cash and cash equivalents	$1,251	$160
Total debt	10,925	12,345
Shareholders’ equity	32,981	31,331
Available committed borrowing capacity	3,300	2,811
Floating-rate debt/total debt	1%	5%
Percent of total debt-to-capitalization	25%	28%

Cash and cash equivalents We had $1.3 billion in cash and cash equivalents as of September 30, 2013, compared to $160 million at December 31, 2012. Approximately $614 million of the cash was held by foreign subsidiaries, with the remaining $637 million held by Apache Corporation and U.S. subsidiaries. The cash held by foreign subsidiaries may be subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly liquid investment grade securities with maturities of three months or less at the time of purchase.

Debt As of September 30, 2013, outstanding debt, which consisted of notes, debentures, and uncommitted bank lines, totaled $10.9 billion. Current debt included $57 million borrowed under uncommitted credit facilities and overdraft lines in Canada and Argentina. The $500 million 5.25-percent notes due in April 2013 and $400 million 6.00-percent notes due in September 2013 were repaid using our commercial paper program.

Available committed borrowing capacity As of September 30, 2013, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2017. The facilities consist of a $1.7 billion facility and a $1.0 billion facility in the U.S., a $300 million facility in Australia, and a $300 million facility in Canada. In July 2013, we amended our $1.0 billion U.S. credit facility to conform certain representations, covenants, and events of default to those in our $1.7 billion U.S. credit facility. The amendments did not affect the amount or repayment terms of the $1.0 billion U.S. facility. As of September 30, 2013, available borrowing capacity under the Company’s credit facilities was $3.3 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under committed credit facilities. During the third quarter of 2013, the Company used proceeds from divestitures to repay all outstanding commercial paper. At December 31, 2012, the Company had $489 million in commercial paper outstanding.

The Company was in compliance with the terms of all credit facilities as of September 30, 2013.

Percent of total debt-to-capitalization The Company’s September 30, 2013 debt-to-capitalization ratio was 25 percent, down from 28 percent at December 31, 2012.

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

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share data)
Income Attributable to Common Stock (GAAP)	$300	$161	$2,014	$1,276
Adjustments:
Oil & gas property write-downs, net of tax(1)	478	539	520	1,409
Commodity derivative mark-to-market, net of tax(2)	213	—	88	—
Deferred tax adjustments	(31)	—	15	—
North Sea decommissioning tax rate adjustment	—	118	—	118
Merger, acquisitions & transition, net of tax(3)	—	4	—	17
Unrealized foreign currency fluctuation impact on deferred tax expense	(28)	39	(98)	40

Adjusted Earnings (Non-GAAP)	$932	$861	$2,539	$2,860

Net Income per Common Share – Diluted (GAAP)	$0.75	$0.41	$5.06	$3.27
Adjustments:
Oil & gas property write-downs, net of tax(1)	1.18	1.33	1.28	3.49
Commodity derivative mark-to-market, net of tax(2)	0.53	—	0.22	—
Deferred tax adjustments	(0.07)	—	0.03	—
North Sea decommissioning tax rate adjustment	—	0.30	—	0.30
Merger, acquisitions & transition, net of tax(3)	—	0.02	—	0.05
Unrealized foreign currency fluctuation impact on deferred tax expense	(0.07)	0.10	(0.24)	0.11

Adjusted Earnings Per Share – Diluted (Non-GAAP)	$2.32	$2.16	$6.35	$7.22

(1)	Write-downs of our U.S. and Argentinian proved property balances of $552 million and $116 million pre-tax, respectively, were recorded in the third quarter of 2013, for which tax benefits of $196 million and $40 million, respectively, were recognized. We also recorded a $75 million pre-tax impairment of our Kenyan oil and gas property leases, for which a tax benefit of $29 million was recognized. Additionally, a write-down of our Argentinian proved property balances of $65 million pre-tax was recorded in the first quarter of 2013, for which a tax benefit of $23 million was recognized. In the third quarter and first nine months of 2012, write-downs of Canadian proved property balances of $721 million and $1.9 billion pre-tax were recorded, respectively, for which tax benefits of $182 million and $474 million, respectively, were recognized. The tax effect was calculated utilizing the statutory rates in effect in each country.
(2)	Commodity derivative unrealized mark-to-market losses recorded in the third quarter and first nine months of 2013 totaled $331 million and $137 million, respectively, for which tax benefits of $118 million and $49 million were recognized.
(3)	Merger, acquisitions & transition costs recorded in the third quarter and first nine months of 2012 totaled $7 million and $29 million, respectively, for which tax benefits of $3 million and $12 million were recognized.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, and political climate. Our average crude oil realizations have increased to $107.50 per barrel in the third quarter of 2013 from $102.62 per barrel in the comparable period of 2012. Our average natural gas price realizations have fallen, decreasing 10 percent to $3.49 per Mcf in the third quarter of 2013 from $3.76 per Mcf in the comparable period of 2012.

We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. For the third quarter and first nine months of 2013, approximately 13 percent and 7 percent, respectively, of our natural gas production and approximately 40 percent and 41 percent, respectively, of our crude oil production was subject to financial derivatives. Apache does not hold or issue derivative instruments for trading purposes.

On September 30, 2013, the Company had open natural gas derivatives in an asset position with a fair value of $25 million. A 10 percent movement in natural gas prices would move the fair value by approximately $6 million. The Company also had open oil derivatives in a liability position with a fair value of $238 million. A 10 percent increase in oil prices would increase the liability by approximately $607 million, while a 10 percent decrease in prices would move the derivatives to an asset position of $365 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2013. See Note 3—Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.

Interest Rate Risk

The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 99 percent of the Company’s debt. At September 30, 2013, total debt included $57 million of floating-rate debt. As a result, Apache’s annual interest costs will fluctuate based on short-term interest rates on approximately 1 percent of our total debt outstanding at September 30, 2013. The impact on cash flow of a 10 percent change in the floating interest rate based on debt balances at September 30, 2013, would be approximately $242,000 per quarter.

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

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $238 million would result from a 10 percent weakening or strengthening, respectively, in the Australian dollar, Canadian dollar, British pound, and Argentine peso as of September 30, 2013.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2012, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs, and other products or services;

•	our commodity hedging arrangements;

•	the integration of acquisitions;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	the impact on our operations from changes in the Egyptian government;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•	other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Form 10-K, other risks and uncertainties in our third-quarter 2013 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Company’s Chairman and Chief Executive Officer, in his capacity as principal executive officer, and Thomas P. Chambers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Please refer to both Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (filed with the SEC on March 1, 2013) and Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS

Please refer to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and as noted above in Part I, Item 3 of this Form 10-Q. For the nine months ended September 30, 2013, Apache notes the following updated risk factor:

A deterioration of conditions in Egypt or changes in the economic and political environment in Egypt could have an adverse impact on our business.

In February 2011, the former Egyptian president Hosni Mubarak stepped down, and the Egyptian Supreme Council of the Armed Forces took power, announcing that it would remain in power until the presidential and parliamentary elections could be held. In June 2012, President Mohamed Morsi of the Muslim Brotherhood’s Freedom and Justice Party was elected as Egypt’s new president, and in December 2012 the people of Egypt ratified a new constitution. In July 2013, the Egyptian military removed President Morsi from power and installed Egypt’s Chief Justice, Adly Mansour, as acting president of a temporary government, which is seeking to set a schedule for new parliamentary and presidential elections in 2014. Deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, and/or forced renegotiation or modification of our existing contracts with EGPC could materially and adversely affect our business, financial condition, and results of operations. Our operations in Egypt contributed 19 percent of our production for the nine months ended September 30, 2013, 20 percent of our 2012 production, and accounted for 10 percent of our year-end estimated proved reserves. At year-end 2012, 17 percent of our estimated discounted future net cash flows and 7 percent of our net capitalized oil and gas property was attributable to Egypt.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on shares of common stock repurchased by the Company during the quarter ended September 30, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2013	—	$—	—	27,075,729
August 1 to August 31, 2013	—	—	—	27,075,729
September 1 to September 30, 2013	—	—	—	27,075,729

Total	—	$—

(1)	On May 9, 2013, the Company announced that its Board of Directors authorized the repurchase of up to 30 million shares of the Company’s common stock. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any repurchases will be at the discretion of Apache’s management and will depend on a variety of factors, including the stock price, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares will be available for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

*10.1 –	Amendment to Apache Corporation 401(k) Savings Plan, dated October 25, 2013.

*10.2 –	Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated September 16, 2013.

*10.3 –	Apache Corporation 2005 Stock Option Plan, as amended and restated September 16, 2013.

*31.1 –	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2 –	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1 –	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*101.INS –	XBRL Instance Document.

*101.SCH –	XBRL Taxonomy Schema Document.

*101.CAL –	XBRL Calculation Linkbase Document.

*101.LAB –	XBRL Label Linkbase Document.

*101.PRE –	XBRL Presentation Linkbase Document.

*101.DEF –	XBRL Definition Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated: November 8, 2013	/s/ THOMAS P. CHAMBERS
Thomas P. Chambers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 8, 2013	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)