Form 10-K
period 2013-12-31
APACHE CORP
filed 2014-02-28
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2013	$32,641,836,810
Number of shares of registrant’s common stock outstanding as of January 31, 2014	394,724,983

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2014 annual meeting of stockholders have been incorporated by reference in Part II and Part III of this annual report on Form 10-K.

DESCRIPTION

i

DEFINITIONS

All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. As used in this document:

“3-D” means three-dimensional.

“4-D” means four-dimensional.

“b/d” means barrels of oil or natural gas liquids per day.

“bbl” or “bbls” means barrel or barrels of oil.

“bcf” means billion cubic feet of natural gas.

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

“Tcf” means trillion cubic feet of natural gas.

“U.K.” means United Kingdom.

“U.S.” means United States.

With respect to information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

ii

PART I

ITEMS 1 AND 2. BUSINESS	AND PROPERTIES

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates, and projections as of the date of this filing. These statements by their nature are subject to risks, uncertainties, and assumptions and are influenced by various factors. As a consequence, actual results may differ materially from those expressed in the forward-looking statements. See the risk factors set forth in Item 1A of this Form 10-K and Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Forward-Looking Statements and Risk of this Form 10-K.

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

Our common stock, par value $0.625 per share, has been listed on the New York Stock Exchange (NYSE) since 1969, on the Chicago Stock Exchange (CHX) since 1960, and on the NASDAQ National Market (NASDAQ) since 2004. On June 5, 2013, we filed certifications of our compliance with the listing standards of the NYSE and the NASDAQ, including our principal executive officer’s certification of compliance with the NYSE standards. Through our website, www.apachecorp.com, you can access, free of charge, electronic copies of the charters of the committees of our Board of Directors, other documents related to our corporate governance (including our Code of Business Conduct and Governance Principles), and documents we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Included in our annual and quarterly reports are the certifications of our principal executive officer and our principal financial officer that are required by applicable laws and regulations. Access to these electronic filings is available as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. You may also request printed copies of our committee charters or other governance documents free of charge by writing to our corporate secretary at the address on the cover of this report. Our reports filed with the SEC are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov. From time to time, we also post announcements, updates, and investor information on our website in addition to copies of all recent press releases. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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

Growth Strategy

Apache’s mission is to grow a profitable global exploration and production company in a safe and environmentally responsible manner for the long-term benefit of our shareholders. Apache’s long-term perspective has many dimensions, which are centered on the following core strategic components:

•	diverse portfolio of core assets

•	conservative capital structure

•	rate of return focus

Throughout the cycles of our industry, these strategies have underpinned our ability to deliver long-term production and reserve growth and achieve competitive returns on invested capital for the benefit of our shareholders. We have increased reserves 23 out of the last 28 years and production 32 out of the past 35 years, a testament to our consistency over the long-term.

Apache pursues growth opportunities through exploration and development drilling, supplemented by occasional strategic acquisitions and portfolio highgrading through asset divestitures. At the end of 2012 and the beginning of 2013, Apache undertook a strategic review of our portfolio with the ultimate goal of keeping the right mix of assets that generate strong returns and excess cash flow and drive more predictable production growth to create shareholder value. In May 2013, Apache announced that it would divest approximately $4 billion in assets and use the proceeds to pay down debt and repurchase Apache common shares. Apache surpassed these goals, divesting approximately $7 billion of assets, paying down $2.6 billion in debt, and repurchasing $1 billion in Apache common shares during 2013. Significant transactions since announcing our strategic repositioning initiatives include:

•	Argentina Divestiture On February 12, 2014, Apache subsidiaries announced an agreement to sell all of its operations in Argentina to YPF Sociedad Anónima (YPF) for cash consideration of $800 million plus the assumption of $52 million of bank debt. The transaction is expected to close in the first quarter of 2014.

•	Egypt Sinopec Partnership On November 14, 2013, Apache announced the completion of the sale of a one-third minority participation in its Egypt oil and gas business to a subsidiary of Sinopec International Petroleum Exploration and Production Corporation (Sinopec). Apache received cash consideration of $2.95 billion. This noncontrolling interest is recorded separately in the Company’s financial statements.

•	Gulf of Mexico Shelf Divestiture On September 30, 2013, Apache completed the sale of its Gulf of Mexico Shelf operations and properties to Fieldwood Energy LLC (Fieldwood), an affiliate of Riverstone Holdings. Under the terms of the agreement, Apache received cash consideration of $3.7 billion, and Fieldwood assumed $1.5 billion of discounted asset abandonment liabilities. Additionally, Apache retained 50 percent of its ownership interest in both exploration blocks and in horizons below production in developed blocks, and access to existing infrastructure.

•	Canadian Divestitures In the third and fourth quarters of 2013, Apache completed three separate divestitures of oil and gas producing properties in Canada for total cash consideration of $326 million before customary post-closing adjustments.

Our growth portfolio going forward will be centered on (i) increasing onshore North American liquids production that provides for more predictable and attractive rates of return, (ii) generating excess cash flow from our international operations, and (iii) continuing longer-term growth initiatives, which include our Wheatstone and Kitimat LNG projects. In 2013, we demonstrated the effectiveness of our transition towards North American Onshore liquids growth, with all four of our onshore North American regions increasing liquids production and by replacing more than our worldwide production through our exploration and development activities.

For a more in-depth discussion of our growth strategy, 2013 results, and the Company’s capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Geographic Area Overviews

During 2013, we had exploration and production interests in six countries: the U.S., Canada, Egypt, Australia, the U.K. North Sea, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

The following table sets out a brief comparative summary of certain key 2013 data for each of our operating areas. Additional data and discussion is provided in Part II, Item 7 of this Form 10-K.

	Production	Percentage of Total Production	Production Revenue	Year-End Estimated Proved Reserves	Percentage of Total Estimated Proved Reserves	Gross Wells Drilled	Gross Productive Wells Drilled
	(In MMboe)		(In millions)	(In MMboe)
United States	121.1	44%	$6,902	1,347	51%	1,179	1,148
Canada	39.2	14	1,224	462	17	143	135

Total North America	160.3	58	8,126	1,809	68	1,322	1,283

Egypt(1)	54.4	19	3,917	271	10	210	181
Australia	20.6	7	1,140	326	12	12	11
North Sea	26.8	10	2,728	150	6	19	17
Argentina	15.6	6	491	90	4	28	28

Total International	117.4	42	8,276	837	32	269	237

Total	277.7	100%	$16,402	2,646	100%	1,591	1,520

(1)	Includes production volumes, revenues, and reserves attributable to a noncontrolling interest in Egypt.

North America

Apache’s North American asset base primarily comprises operations in the Permian Basin, the Anadarko basin in western Oklahoma and the Texas Panhandle, Gulf Coast onshore and offshore areas of the U.S., and in Western Canada. We also have leasehold acreage holdings in the Cook Inlet of Alaska and other areas where we are pursuing exploration opportunities. Over the past several years, the Company has acquired significant acreage positions in many attractive basins and plays across North America. This extensive portfolio expansion phase shifted during 2013 when we completed strategic divestitures to rebalance our portfolio to an asset mix that we believe will continue to generate strong returns, drive more predictable growth and deliver increased value to our shareholders. As part of this effort, Apache’s drilling activity has focused on our North America onshore assets, which had liquids growth of 34 percent during 2013, primarily in the Permian Basin and Anadarko basin.

North America contributed approximately 58 percent of our worldwide production and 50 percent of our oil and gas production revenues for the year. At year-end 2013, North America held 68 percent of our estimated worldwide proved reserves including noncontrolling interests in Egypt.

United States

Overview We have access to significant liquid hydrocarbons across our 11.5 million gross acres in the U.S., approximately 75 percent of which is undeveloped. In 2013, 61 percent of our U.S. production and 67 percent of our U.S. year-end reserves were oil and natural gas liquids. Approximately 44 percent of Apache’s worldwide equivalent 2013 production and 51 percent of our estimated proved reserves were in the U.S. To better control our development efforts across broad acreage positions within the U.S., during 2013 our assets were divided into five regions: Permian, Central, Gulf Coast Onshore, Gulf of Mexico Deepwater, and the Gulf of Mexico Shelf. In 2014, the Gulf of Mexico Shelf region and Gulf of Mexico Deepwater region have been combined into the Gulf of Mexico region.

Permian Region Our Permian region controls over 3.3 million gross acres with exposure to numerous plays across the Permian Basin. Apache is one of the largest operators in the Permian Basin, with more than 13,500 producing wells in 155 fields, including 47 waterfloods and seven CO2 floods. Total region production for 2013 was up over 17 percent sequentially as a result of an active drilling program where we ran an average of 42 rigs during the year. Production in the region has increased for 12 consecutive quarters. During the year, we drilled or participated in drilling 785 wells, of which 186 were horizontal. The Permian region’s year-end 2013 estimated proved reserves were 910 MMboe, representing 14 percent growth over year-end 2012.

A key focus area of our activity during the year continued to be the multi-zone development of the Deadwood area. Deadwood is the most active of our plays in the Midland basin where we ran an average of nearly 10 rigs and drilled 189 wells. Our activity in the Deadwood area is primarily drilling vertical wells targeting the Wolfwood and the Fusselman zones.

Over the past several years, the region has been testing numerous formations and building a large inventory of horizontal opportunities in several plays across our acreage position. Our success has led the region to increase the number of horizontal drilling rigs being utilized throughout 2013, and now approximately half of our rigs are drilling horizontal wells. In 2013, we ramped up multi-rig development programs in several horizontal plays in the Midland basin, targeting the Wolfcamp and Cline Shales. We have also increased development activity in our Yeso area of New Mexico and across the Permian’s Central Basin Platform. These extensive programs will carry into 2014 and drive the region’s growth.

We continue to balance large development programs with exploration activity in several new areas. Given its acreage holdings, recent seismic data acquisitions and continued exploration efforts, the region has built a deep portfolio of drilling inventory and opportunities to sustain our activity for many years. For 2014, the Permian region plans to invest approximately $2.55 billion. The region’s capital program covers planned expenditures for drilling, completions, recompletion projects, equipment upgrades, expansion of existing facilities and equipment, plugging and abandonment, seismic studies, and leasing additional acreage.

Central Region The Central region controls 1.8 million gross acres that are mostly held-by-production and includes more than 3,800 producing wells primarily in western Oklahoma and the Texas Panhandle. The region was Apache’s first core area and has historically grown through low-risk, highly predictable exploitation. Over the last several years, the region has aggressively targeted oil and liquids-rich gas plays through horizontal drilling across its acreage holdings. Oil and liquids production expanded during 2013, with oil production growth of 61 percent and NGL production more than doubling compared to the prior year. Total region production in 2013 was 91 Mboe/d, of which 50 percent was oil and natural gas liquids. As of year-end, the Central region’s estimated proved reserves totaled 304 MMboe, an increase of nearly 14 percent from year-end 2012.

The primary factor driving the region’s growth in 2013 was an active drilling program where we ran an average of 24 rigs during the year, over a 30 percent increase from the prior year. We drilled or participated in drilling 322 wells during 2013, with 98 percent being completed as producers.

The vast majority of our drilling activity has been in the Anadarko basin, which consists of a series of thick, stacked formations of liquids-rich, low-permeability sandstones. The Company’s significant acreage position in the basin provides a robust drilling inventory for the next several years across numerous horizontal liquids plays, notably the Granite Wash, Tonkawa, Marmaton, Cottage Grove, and Cleveland. In addition, in 2013 the region continued to invest in infrastructure facilities and contractually secure takeaway capacity.

In addition, in 2011 Apache acquired 92,000 contiguous net acres in the Whittenburg basin, located approximately 70 miles west of our Anadarko basin properties. The region has operated two drilling rigs targeting vertical objectives in 2012 and 2013, completing 26 vertical wells into the Canyon Wash sand and achieving a peak production rate of 10 Mb/d and 16 MMcf/d. Apache has now turned its attention to the prolific Canyon lime and is currently drilling its first horizontal test.

The Central region plans to run an average of 34 rigs during 2014 and invest approximately $1.75 billion for drilling, recompletions, equipment upgrades, and production enhancement projects.

Gulf Coast Regions Our Gulf Coast assets are primarily located in and along the Gulf of Mexico, in the areas onshore and offshore Texas, Louisiana, Alabama, and Mississippi. During 2013 the area was divided into three regions, which include the Gulf Coast Onshore, Gulf of Mexico Deepwater, and Gulf of Mexico Shelf. In 2014, the Gulf of Mexico Shelf region and Gulf of Mexico Deepwater region have been combined into the Gulf of Mexico region.

Apache’s Gulf Coast Onshore region is known for its proven onshore and near-shore basins of Texas, Louisiana and Mississippi where it has a significant acreage position of approximately 1.3 million gross acres, including approximately 275,000 mineral fee acres. During the year, the region primarily drilled shallow and moderate-depth development wells and completed the construction of gathering and processing facilities in our Atchafalaya Bay development project. The region also continued evaluating deeper exploitation opportunities and several unconventional resource plays, which included drilling three Eagle Ford shale wells on our Southeast Texas acreage with plans to substantially increase activity in 2014. For the year, the region drilled or participated in drilling 43 wells and projects drilling approximately 90 wells in 2014.

In offshore waters greater than 500 feet deep, the Gulf of Mexico Deepwater region is a relatively underexplored and oil-prone area that provides exposure to significant reserve and production potential. The Company owns over 900,000 gross acres across nearly 170 blocks as of the end of 2013. The Deepwater region contributed approximately two percent of Apache’s worldwide production with multiple projects and developments underway. The non-operated Lucius project, where Apache holds an 11.7 percent working interest, is currently under development with first production projected by year-end 2014. In addition, the large scale non-operated Heidelberg project was sanctioned in late 2012. Apache has a 12.5 percent working interest in this development with first production projected for 2016.

Apache’s former Gulf of Mexico Shelf region, constituting Gulf assets in waters less than 500 feet deep, experienced a significant shift during 2013 as the region’s producing base and associated infrastructure was sold to Fieldwood in September. As part of the transaction, Apache retained 50 percent of its ownership interest in all exploration blocks and in horizons below production in developed blocks, and access to existing infrastructure. These retained interests cover approximately 2.5 million gross acres across 515 offshore blocks. Several wells are expected to be drilled during 2014, and we expect future activities to provide a platform for continued exploration growth in this basin. Total region production in 2013 was 71 Mboe/d, reflecting nine months of Shelf production prior to the divestiture.

In 2014, Apache plans to invest approximately $550 million and $450 million in its Gulf Coast (formerly Gulf Coast Onshore) and Gulf of Mexico regions, respectively. The capital will be spent on drilling, recompletion, and development projects, equipment upgrades, production enhancement projects, seismic acquisitions, additional leasing activity, and plugging and abandonment of wells and platforms.

U.S. Marketing In general, most of our U.S. gas is sold at either monthly or daily market prices. Also, from time to time, the Company will enter into fixed physical sales contracts for durations of up to one-year. These physical sales volumes are typically sold at fixed prices over the term of the contract. Our natural gas is sold primarily to local distribution companies (LDCs), utilities, end-users, marketers, and integrated major oil companies. We strive to maintain a diverse client portfolio, which is intended to reduce the concentration of credit risk.

Apache primarily markets its U.S. crude oil to integrated major oil companies, marketing and transportation companies, and refiners based on a West Texas Intermediate (WTI) price, adjusted for quality, transportation and a market-reflective differential. The objective is to maximize the value of crude oil sold by identifying the best markets and most economical transportation routes available to move the product. Sales contracts are generally 30-day evergreen contracts that renew automatically until canceled by either party. These contracts provide for sales that are priced daily at prevailing market prices. Also, from time to time, the Company will enter into physical term sales contracts for durations up to five years. These term contracts typically have a firm transport commitment and often provide for the higher of prevailing market prices from multiple market hubs.

Apache’s NGL production is sold under contracts with prices based on local supply and demand conditions, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.

Canada

Overview Apache entered the Canadian market in 1995 and currently holds nearly 5.4 million gross acres across the provinces of British Columbia, Alberta, and Saskatchewan. The region’s large acreage position provides portfolio diversification as well as significant drilling opportunities. Our Canadian region provided approximately 14 percent of Apache’s 2013 worldwide production.

In 2013, Apache drilled or participated in drilling 143 wells in Canada, with a continued focus on increasing oil and liquids-rich gas production. Reservoir modeling and horizontal drilling technology advanced several oil and liquids-rich gas plays in the Montney, Swan Hills, Viking, Bluesky, and Glauconite formations. Success with multi-stage fracture completions continues to increase the scope of oil and liquids-rich gas drilling opportunities.

We also furthered our region’s shift toward an oil and liquids-rich gas asset portfolio through several strategic divestitures of primarily dry gas assets during 2013. In September we completed the sale of certain Alberta producing assets for approximately $214 million. The assets comprised 621,000 gross acres (530,000 net acres) and more than 2,700 wells in the Nevis, North Grant Lands, and South Grant Lands areas. In October 2013, we completed two additional sales of producing properties in Saskatchewan and Alberta for $112 million. The divested assets comprised approximately 4,000 operated and 1,300 non-operated wells, including our Hatton, St. Lina, Marten Hills, Snipe Lake, and Valhalla developments, as well as a portion of our Hawkeye producing properties. Combined, our 2013 divestitures totaled 13 percent of the region’s production.

The Kitimat LNG project will allow us to monetize large unconventional natural gas resources in the Liard and Horn River basins in northern British Columbia. In February 2013, Apache completed a transaction with Chevron Canada Limited (Chevron Canada) under which each company became a 50 percent owner of the Kitimat LNG plant, the Pacific Trail Pipelines Limited Partnership (PTP), and 644,000 gross undeveloped acres in the Horn River and Liard basins. Chevron Canada will operate the LNG plant and pipeline while Apache Canada will continue to operate the upstream assets. The Kitimat plant has received all significant environmental approvals and a 20-year export license from the Canadian federal government. Although the project has not reached a final investment decision, we believe Chevron’s experience in developing LNG projects and marketing expertise will assist in moving the development forward. In 2014, we plan to invest approximately $1.0 billion of capital in the Kitimat project, which includes the LNG plant as well as our upstream assets in the Horn River and Liard basins. With a 50 percent project participation, Apache is actively evaluating ways to right-size its level of participation in the Kitimat LNG project.

Additionally, the region plans to invest approximately $600 million in drilling and development projects, equipment upgrades, and production enhancement projects for our other upstream assets.

Marketing Our Canadian natural gas marketing activities focus on sales to utilities, end-users, integrated major oil companies, supply aggregators, and marketers. We maintain a diverse client portfolio, which is intended to reduce the concentration of credit risk in our portfolio. To diversify our market exposure, we transport natural gas under firm transportation contracts to delivery points into the United States. We sell the majority of our Canadian gas on a monthly basis at either first-of-the-month or daily AECO index prices. Also, from time to time, the Company will enter into fixed physical sales contracts for durations of up to one-year. These physical sales volumes are typically sold at fixed prices over the term of the contract.

Canadian crude oil production is sold to integrated major companies, refiners, and marketing companies based on a WTI price, adjusted for quality, transportation, and a market-reflective differential. The crude is transported by pipeline or truck within Western Canada to market hubs in Alberta and Manitoba where it is sold, allowing for a more diversified group of purchasers and a higher netback price. A portion of our trucked barrels are delivered and sold at rail terminals. We evaluate our transport options monthly to maximize our netback prices.

The region’s NGL production is sold under contracts with prices based on local supply and demand conditions, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.

International

Apache’s international assets are located in Egypt, Australia, offshore the U.K. in the North Sea, and Argentina. In 2013, international assets contributed 42 percent of our production and 50 percent of our oil and gas revenues. At year-end 2013, 32 percent of our estimated proved reserves were located outside North America.

Egypt

Overview Our activity in Egypt began in 1994 with our first Qarun discovery well, and today we are one of the largest acreage holders in Egypt’s Western Desert. At year-end, we held 9.8 million gross acres, with gross oil production of 198 Mb/d and gross natural gas production of 912 MMcf/d in 2013, or 90 Mb/d and 356 MMcf/d net to Apache’s consolidated holdings. Although 3.0 million gross undeveloped acres expired in January 2014, we continue to pursue longer term extensions on areas we believe provide attractive growth opportunities. Of our remaining acreage, 72 percent is undeveloped, providing us with considerable exploration and development opportunities for the future.

Our operations in Egypt are conducted pursuant to production-sharing agreements in 24 separate concessions, under which the contractor partners pay all operating and capital expenditure costs for exploration and development. Development leases within concessions currently have expiration dates ranging from 2 to 25 years, with extensions possible for additional commercial discoveries or on a negotiated basis. A percentage of the production on development leases, usually up to 40 percent, is available to the contractor partners to recover operating and capital expenditure costs, with the balance generally allocated between the contractor partners and the Egyptian General Petroleum Corporation (EGPC) on a contractually defined basis. In 2013 Apache was granted 20 new development leases, representing one of our most successful years since our entry into Egypt.

Our growth in Egypt has been driven by an ongoing drilling program, and we have historically been one of the most active drillers in the Western Desert. During 2013, we drilled 181 development and injection wells and 54 exploration wells. Approximately 60 percent of our exploration wells were successful, further expanding our presence in the westernmost concessions and unlocking additional opportunities in existing plays. A key component of the region’s success has been the ability to acquire and evaluate 3-D seismic surveys that enable our technical teams to consistently high-grade existing prospects and identify new targets across multiple pay horizons in the Cretaceous, Jurassic, and deeper Paleozoic formations.

Apache has also made a strategic decision to advance the application of horizontal drilling technology to unlock new plays in Egypt. During the year, we drilled our first well of a multi-well horizontal drilling program in the Abu Gharadig field. During December, this well produced an average of 1,681 b/d and 3 MMcf/d from a 1,970 foot lateral. This well was one of eight horizontal wells initiated during 2013 to test the technology’s ability to increase recoveries in a variety of conventional and unconventional reservoirs. Additional horizontal drilling is planned in the Abu Gharadig and surrounding fields in 2014.

In November 2013, Apache announced the completion of the sale of a one-third minority interest in its Egypt oil and gas business to Sinopec. After customary closing adjustments, Apache received cash consideration of $2.95 billion. At year-end 2013, our Egypt region’s estimated proved reserves were 271 MMboe, of which 90

MMboe is attributable to Sinopec’s noncontrolling interest. Our estimated proved reserves in Egypt are reported under the economic interest method and exclude the host country’s share of reserves.

Heading into 2014, the region will continue an active drilling program and plans to invest approximately $1.4 billion, including approximately $460 million attributable to Sinopec’s noncontrolling interest, for drilling, recompletion projects, development projects, and seismic acquisition.

Marketing Our gas production is sold to EGPC primarily under an industry-pricing formula, a sliding scale based on Dated Brent crude oil with a minimum of $1.50 per MMBtu and a maximum of $2.65 per MMBtu, plus an upward adjustment for liquids content. The region averaged $2.99 per Mcf in 2013.

Oil from the Khalda Concession, the Qarun Concession, and other nearby Western Desert blocks is sold to third parties in the export market or to EGPC when called upon to supply domestic demand. Oil sales are exported from or sold at one of two terminals on the northern coast of Egypt. Oil production that is presently sold to EGPC is sold on a spot basis priced at Brent with a monthly EGPC official differential applied.

Egypt political unrest In February 2011, former Egyptian president Hosni Mubarak stepped down, and the Egyptian Supreme Council of the Armed Forces took power, announcing that it would remain in power until presidential and parliamentary elections could be held. In June 2012, President Mohamed Morsi of the Muslim Brotherhood’s Freedom and Justice Party was elected as Egypt’s new president.

In July 2013, the Egyptian military removed President Morsi from power and installed Egypt’s Chief Justice, Adly Mansour, as acting president of a temporary government, which announced that it would seek to schedule parliamentary and presidential elections in early to mid-2014. In January 2014, Egyptians voted on and overwhelmingly approved a new constitution, and Mr. Mansour announced that the presidential election will be held prior to the parliamentary elections. While the date of the presidential election has not been announced, it is expected to be held by mid-April 2014.

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

Australia

Overview Apache’s holdings in Australia are focused offshore Western Australia in the Carnarvon, Exmouth, and Browse basins, with production operations in the Carnarvon and Exmouth basins. We have operated in the Carnarvon basin since acquiring the gas processing facilities on Varanus Island and adjacent producing properties in 1993. In total, we control approximately 7.9 million gross acres offshore Western Australia through 30 exploration permits, 18 production licenses, and 9 retention leases. Approximately 89 percent of our acreage is undeveloped, and the region continues to actively pursue additional acreage opportunities.

During 2013, the region had net production of 19 Mb/d and 223 MMcf/d, contributing 7 percent of Apache’s worldwide consolidated production revenue, 7 percent of worldwide consolidated production and 12 percent of year-end consolidated proved reserves. Production compared to the prior year was 12 percent lower primarily as a result of natural decline in the Pyrenees and Van Gogh oil fields.

Partially offsetting production declines from Pyrenees and Van Gogh was production through the BHP Billiton-operated Macedon gas plant, which commenced operations in the third quarter of 2013. The $1.5 billion natural gas facility, Western Australia’s fourth domestic gas hub, has a production capacity of approximately 200 MMcf/d. Gas is delivered to the facility via a 60-mile pipeline from four completed subsea gas wells in the Macedon field. Apache has successfully marketed production in the Macedon field under long-term contracts at prices higher than historical realizations. We have a 28.57 percent non-operating working interest in the field and gas plant. Apache has a participating interest in three of the four domestic gas hubs in Australia.

The region participated in drilling 12 offshore wells during 2013, of which 4 were exploration or appraisal wells, compared to 15 wells drilled in 2012. Over the past decade, the region’s exploration activity has established a significant pipeline of projects that are expected to contribute to production growth as they are brought online in the coming years.

Development of the Coniston oil field project, which lies just north of the Van Gogh field, continued toward projected first production in 2014. The field will be produced via subsea completions tied back to the Ningaloo Vision Floating Production Storage and Offloading Vessel (FPSO) at Van Gogh. Required modifications to the FPSO and the final phase of subsea installation work is planned for the first half of 2014. Apache has a 52.5 percent working interest in the field.

The region also continued development of the Balnaves field, an oil discovery located near the Brunello gas field. Development well drilling commenced in the third quarter of 2013, and the project is expected to begin production by the third quarter of 2014 utilizing a leased FPSO vessel. Apache has a 65 percent working interest in the project.

In 2013, further advances were made on the region’s largest development effort, which is the Chevron-operated Wheatstone LNG project (Wheatstone). The first phase of the Wheatstone project will comprise two LNG processing trains with a combined capacity of approximately 8.9 million metric tons per annum (mtpa), a domestic gas plant, and associated infrastructure. Apache has a 13 percent interest in the project and expects to invest approximately $4 billion over five years for the field and LNG facility development. Apache will supply gas to Wheatstone from its operated Julimar and Brunello complex. The 65 percent interest in the Julimar development project is expected to generate average net sales to Apache of approximately 140 MMcf/d of gas (equivalent to 1.07 million mtpa of LNG) at prices pegged to world oil markets, 22 MMcf/d of sales gas into the domestic market, and 3,250 barrels of condensate per day. First production is projected for the end of 2016.

These development projects require significant capital investments above those for traditional drilling programs. During 2014, the region plans to invest approximately $800 million for drilling, recompletion projects, development projects, equipment upgrades, production enhancement projects, and seismic acquisition. Approximately $1.4 billion of additional 2014 capital will be invested in the Wheatstone development project.

Marketing Western Australia has historically had a local market for natural gas with a limited number of buyers and sellers resulting in sales under mostly long-term, fixed-price contracts, many of which contain periodic price revision clauses based on either the Australian consumer price index or a commodity linkage. As of December 31, 2013, Apache had 21 active gas contracts in Australia with expiration dates ranging from August 2014 to December 2026. Recent increases in demand and higher development costs have increased the prices required from the local market in order to support the development of new supplies. As a result, market prices negotiated on recent contracts are substantially higher than historical levels.

We directly market all of our Australian crude oil production into Australian domestic and international markets at prices generally indexed to Dated Brent benchmark crude oil prices plus premiums, which typically result in sales well above crude sold at WTI-based prices.

During 2013 Apache finalized binding Sales and Purchase Agreements with two Asian customers for the delivery of approximately 25 percent of Apache’s net LNG offtake from Wheatstone.

North Sea

Overview Apache entered the North Sea in 2003 after acquiring an approximate 97 percent working interest in the Forties field (Forties). Apache has actively invested in the region and has established a large inventory of drilling prospects through successful exploration programs and the interpretation of acquired 3-D and 4-D seismic data. Building upon its success in Forties, Apache in 2012 acquired Mobil North Sea Limited (Mobil North Sea), providing the region with additional exploration and development opportunities across numerous fields, including operated interests in the Beryl, Nevis, Nevis South, Skene, and Buckland fields and non-operated interests in the Maclure, Scott, and Telford fields. In total, Apache has interests in approximately 1.2 million gross acres in the U.K. North Sea.

In 2013, the North Sea region produced 65 Mb/d and 51 MMcf/d, contributing 17 percent of Apache’s worldwide consolidated production revenue, 10 percent of worldwide consolidated production, and 6 percent of year-end consolidated proved reserves. During the year we drilled 19 wells in the North Sea, of which 17 were productive. Apache’s drilling success was highlighted with discoveries in the Tonto oil field. The Tonto-1 well, completed in April, had initial production of 10.3 Mb/d, and the Tonto-2 well, completed in September, had initial production of 8.3 Mb/d. Apache has a 100 percent working interest in the wells. The Tonto discovery follows Maule and Bacchus as the third new field brought online by Apache in the Forties area over the last three years. All three fields qualify for the U.K.’s small field allowance, which provides economic incentives for operators to bring discoveries from small fields into production. During the fourth quarter the region continued to commission the Forties Alpha Satellite Platform, adjacent to the main Forties Alpha platform. This platform has been constructed to exploit new opportunities at Forties and provides an additional 18 drilling slots as well as power generation, fluid separation, and gas lift compression.

In 2014, the region plans to invest approximately $900 million on drilling, recompletion projects, development projects, equipment upgrades, production enhancement projects, and seismic acquisition, focusing on both the Beryl field and Forties area.

Marketing We have traditionally sold our North Sea crude oil under both term contracts and spot cargoes. The Forties term sales are composed of a market-based index price plus a premium, which reflects the higher market value for term arrangements. The prices received for Beryl spot cargoes are market driven and can trade at a premium to the market-based index.

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

Argentina

Overview We have had a continuous presence in Argentina since 2001 and have grown our holdings in the region through an active drilling program and targeted acquisitions. The region has active operations in the provinces of Neuquén, Rio Negro, and Tierra del Fuego. As of year-end 2013, Apache held interests in 31 concessions, exploration permits, and other interests totaling 3.3 million gross acres in three of the main Argentine hydrocarbon basins: Neuquén, Austral, and Cuyo. These concessions have varying expiration dates ranging from one year to over 15 years remaining, subject to potential extensions. In 2013, Argentina produced 6 percent of our worldwide consolidated production and held 4 percent of our year-end consolidated proved reserves.

On February 12, 2014, Apache announced an agreement to sell all of its operations in Argentina to YPF for cash consideration of $800 million plus the assumption of $52 million of bank debt as of June 30, 2013. The transaction is expected to close in the first quarter of 2014.

Marketing

Natural Gas Apache sells its natural gas in Argentina through three different pricing structures:

•	Gas Plus Program: This program was instituted by the Argentine government in 2008 to encourage investments for new gas supplies through the development of conventional and unconventional (tight sands) reserves. Under this program, Apache is allowed to sell gas from qualifying projects at prices that are above the regulated rates. During 2013, the average Gas Plus volume sold by Apache was 79.9 MMcf/d at an average price of $4.90 per Mcf.

•	Government-regulated pricing: The volumes we are required to sell at regulated prices are set by the Argentine government and vary based on seasonal factors and category. During 2013, we realized an average price of $0.78 per Mcf on government-regulated sales.

•	Unregulated market: In 2013, realizations on sales in the unregulated market averaged $3.69 per Mcf.

In 2013, we realized an average price of $2.96 per Mcf in the region.

Crude Oil The crude oil in Argentina is subject to an export tax which effectively limits the prices buyers are willing to pay for domestic sales. In 2013 there was an increase on the price of the crude paid by refiners, a combination of an increase of the sales price of fuels to end-users and the decrease of domestic production. Apache´s average sales price in Argentina during 2013 was $79.05 per barrel.

Other Exploration

New Ventures

Apache’s global New Ventures team provides exposure to new growth opportunities by looking outside of the Company’s traditional core areas and targeting higher-risk, high-reward exploration opportunities located in frontier basins as well as new plays in more mature basins. During 2014, we plan to invest approximately $75 million to further several projects and continue pursuing additional exploration opportunities.

Major Customers

In 2013, 2012, and 2011 purchases by Royal Dutch Shell plc and its subsidiaries accounted for 24 percent, 20 percent, and 11 percent, respectively, of the Company’s worldwide oil and gas production revenues. In 2011, purchases by the Vitol Group accounted for 13 percent of the Company’s worldwide oil and gas production revenues.

Drilling Statistics

Worldwide in 2013 we participated in drilling 1,591 gross wells, with 1,520 (96 percent) completed as producers. Historically, our drilling activities in the U.S. have generally concentrated on exploitation and extension of existing producing fields rather than exploration. As a general matter, our operations outside of the U.S. focus on a mix of exploration and development wells. In addition to our completed wells, at year-end a number of wells had not yet reached completion: 160 in the U.S. (115.4 net); 17 in Egypt (17.0 net); and 2 in Argentina (0.3 net).

The following table shows the results of the oil and gas wells drilled and completed for each of the last three fiscal years:

	Net Exploratory			Net Development			Total Net Wells
	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total
2013
United States	15.6	11.2	26.8	834.9	12.6	847.5	850.5	23.8	874.3
Canada	0.0	0.0	0.0	108.5	6.9	115.4	108.5	6.9	115.4
Egypt	30.5	18.7	49.2	141.9	7.3	149.2	172.4	26.0	198.4
Australia	2.2	0.4	2.6	3.4	0.0	3.4	5.6	0.4	6.0
North Sea	0.0	0.5	0.5	13.4	0.1	13.5	13.4	0.6	14.0
Argentina	2.4	0.0	2.4	22.0	0.0	22.0	24.4	0.0	24.4

Total	50.7	30.8	81.5	1,124.1	26.9	1,151.0	1,174.8	57.7	1,232.5

2012
United States	9.5	3.5	13.0	746.0	9.6	755.6	755.5	13.1	768.6
Canada	5.0	7.5	12.5	110.3	14.0	124.3	115.3	21.5	136.8
Egypt	28.0	22.5	50.5	144.4	1.0	145.4	172.4	23.5	195.9
Australia	1.9	2.7	4.6	1.3	0.7	2.0	3.2	3.4	6.6
North Sea	1.3	0.0	1.3	11.7	3.9	15.6	13.0	3.9	16.9
Argentina	2.0	0.0	2.0	23.0	0.0	23.0	25.0	0.0	25.0
Other International	0.0	0.5	0.5	0.0	0.0	0.0	0.0	0.5	0.5

Total	47.7	36.7	84.4	1,036.7	29.2	1,065.9	1,084.4	65.9	1,150.3

2011
United States	12.4	5.0	17.4	522.0	17.0	539.0	534.4	22.0	556.4
Canada	4.0	5.0	9.0	77.2	5.0	82.2	81.2	10.0	91.2
Egypt	28.2	19.8	48.0	112.6	6.0	118.6	140.8	25.8	166.6
Australia	1.0	2.3	3.3	1.0	0.0	1.0	2.0	2.3	4.3
North Sea	0.0	0.3	0.3	10.7	1.9	12.6	10.7	2.2	12.9
Argentina	4.0	1.0	5.0	29.4	0.3	29.7	33.4	1.3	34.7

Total	49.6	33.4	83.0	752.9	30.2	783.1	802.5	63.6	866.1

Productive Oil and Gas Wells

The number of productive oil and gas wells, operated and non-operated, in which we had an interest as of December 31, 2013, is set forth below:

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net
United States	14,164	9,346	5,001	2,831	19,165	12,177
Canada	2,000	939	3,030	2,277	5,030	3,216
Egypt	1,040	992	85	80	1,125	1,072
Australia	49	23	16	9	65	32
North Sea	161	104	24	14	185	118
Argentina	475	396	425	389	900	785

Total	17,889	11,800	8,581	5,600	26,470	17,400

Gross natural gas and crude oil wells include 650 wells with multiple completions.

Production, Pricing, and Lease Operating Cost Data

The following table describes, for each of the last three fiscal years, oil, NGL, and gas production volumes, average lease operating expenses per boe (including transportation costs but excluding severance and other taxes), and average sales prices for each of the countries where we have operations:

Year Ended December 31,	Production			Average Lease Operating Cost per Boe	Average Sales Price
	Oil (MMbbls)	NGLs (MMbbls)	Gas (Bcf)		Oil (Per bbl)	NGLs (Per bbl)	Gas (Per Mcf)
2013
United States	53.6	19.9	285.2	$11.60	$98.14	$27.29	$3.84
Canada	6.5	2.4	181.6	15.68	87.00	30.50	3.23
Egypt(1)	32.7	—	130.1	9.42	107.94	—	2.99
Australia	7.0	—	81.5	10.35	110.42	—	4.43
North Sea	23.3	0.5	18.6	15.16	107.48	73.06	10.43
Argentina	3.4	0.8	68.4	12.89	79.05	23.64	2.96

Total	126.5	23.6	765.4	12.06	101.99	28.40	3.70

2012
United States	49.1	12.3	312.6	$12.83	$94.98	$32.19	$3.74
Canada	5.8	2.3	219.9	13.87	84.89	34.63	3.42
Egypt	36.5	—	129.5	7.73	110.92	—	3.90
Australia	10.6	—	78.3	9.08	115.22	—	4.55
North Sea	23.3	0.6	21.0	12.38	107.97	77.11	8.95
Argentina	3.5	1.1	78.1	10.85	75.89	21.55	2.87

Total	128.8	16.3	839.4	11.49	102.53	33.45	3.80

2011
United States	43.6	8.1	315.6	$11.80	$95.51	$48.42	$4.91
Canada	5.2	2.2	230.9	13.86	93.19	45.72	4.47
Egypt	37.9	—	133.4	7.19	109.92	—	4.66
Australia	14.0	—	67.6	7.80	111.22	—	2.69
North Sea	19.9	—	0.8	11.61	104.09	—	22.25
Argentina	3.5	1.1	77.5	9.83	68.02	27.90	2.64

Total	124.1	11.4	825.8	10.62	102.19	45.95	4.37

(1)	Includes production volumes attributable to a one-third noncontrolling interest in Egypt

Gross and Net Undeveloped and Developed Acreage

The following table sets out our gross and net acreage position as of December 31, 2013, in each country where we have operations:

	Undeveloped Acreage		Developed Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres
	(in thousands)
United States	8,730	4,772	2,797	1,445
Canada	2,329	1,712	3,078	2,151
Egypt	7,852	5,060	1,971	1,806
Australia	7,003	3,849	900	545
North Sea	1,092	487	160	98
Argentina	3,037	2,247	231	198

Total	30,043	18,127	9,137	6,243

As of December 31, 2013, Apache had 3.2 million net undeveloped acres scheduled to expire by year-end 2014 if production is not established or we take no other action to extend the terms. Additionally, Apache has 2.7 million and 1.9 million net undeveloped acres set to expire in 2015 and 2016, respectively. We strive to extend the terms of many of these licenses and concession areas through operational or administrative actions, but cannot assure that such extensions can be achieved on an economic basis or otherwise on terms agreeable to both the Company and third parties including governments.

Exploration concessions in our Egypt region comprise a significant portion of our net undeveloped acreage expiring over the next three years. We have 1.5 million net acres in Egypt scheduled to expire in 2014, and 1.0 million and 0.9 million net undeveloped acres set to expire in 2015 and 2016, respectively. Nearly all of the acreage expiring in 2014 was relinquished in January. There were no reserves recorded on this undeveloped acreage. Apache will continue to pursue acreage extensions in areas in which it believes exploration opportunities exist and over the past year has been successful in being awarded six-month extensions on targeted concessions. Longer term extensions are also being finalized with EGPC.

As of December 31, 2013, 23 percent of U.S. net undeveloped acreage and 54 percent of Canadian undeveloped acreage was held by production.

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

The following table shows proved oil, NGL, and gas reserves as of December 31, 2013, based on average commodity prices in effect on the first day of each month in 2013, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms. This table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the current price ratio between the two products.

	Oil (MMbbls)	NGL (MMbbls)	Gas (Bcf)	Total (MMboe)
Proved Developed:
United States	458	184	2,006	977
Canada	81	26	1,294	323
Egypt(1)	119	—	622	223
Australia	23	—	627	127
North Sea	100	3	88	117
Argentina	14	4	289	66

Total Proved Developed	795	217	4,926	1,833

Proved Undeveloped:

United States	196	64	667	371
Canada	56	10	439	139
Egypt(1)	16	—	190	48
Australia	37	—	975	199
North Sea	29	—	19	32
Argentina	2	1	122	24

Total Proved Undeveloped	336	75	2,412	813

TOTAL PROVED	1,131	292	7,338	2,646

(1)	Includes total proved reserves of 90 MMboe attributable to a one-third noncontrolling interest in Egypt

As of December 31, 2013, Apache had total estimated proved reserves of 1,131 MMbbls of crude oil, 292 MMbbls of NGLs, and 7.3 Tcf of natural gas. Combined, these total estimated proved reserves are the energy equivalent of 2.65 billion barrels of oil or 15.9 Tcf of natural gas, of which oil represents 43 percent. As of December 31, 2013, the Company’s proved developed reserves totaled 1,833 MMboe and estimated PUD reserves totaled 813 MMboe, or approximately 31 percent of worldwide total proved reserves. Apache has elected not to disclose probable or possible reserves in this filing.

The Company’s estimates of proved reserves, proved developed reserves and PUD reserves as of December 31, 2013, 2012, and 2011, changes in estimated proved reserves during the last three years, and estimates of future net cash flows from proved reserves are contained in Note 14—Supplemental Oil and Gas Disclosures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

Proved Undeveloped Reserves

The Company’s total estimated PUD reserves of 813 MMboe as of December 31, 2013, decreased by 57 MMboe from 870 MMboe of PUD reserves estimated at the end of 2012. During the year, Apache converted 154 MMboe of PUD reserves to proved developed reserves through development drilling activity. In North America, we converted 124 MMboe, with the remaining 30 MMboe in our international areas. We sold 109 MMboe and acquired 1 MMboe of PUD reserves during the year. We added 205 MMboe of new PUD reserves through extensions and discoveries.

During the year, a total of approximately $3.7 billion was spent on projects associated with reserves that were carried as PUD reserves at the end of 2012. A portion of our costs incurred each year relate to development projects that will be converted to proved developed reserves in future years. We spent $2.1 billion on PUD reserve development activity in North America and $1.6 billion in the international areas. Other than our Julimar/Brunello development project, which is tied to the construction schedule of the Wheatstone LNG project, with projected first production in 2016, we had no material amounts of PUD reserves that have remained undeveloped for five years or more after they were initially disclosed as PUD reserves and no material amounts of PUD reserves which are scheduled to be developed beyond five years from December 31, 2013.

Preparation of Oil and Gas Reserve Information

Apache’s reported reserves are reasonably certain estimates which, by their very nature, are subject to revision. These estimates are reviewed throughout the year and revised either upward or downward, as warranted.

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

The estimate of reserves disclosed in this Annual Report on Form 10-K is prepared by the Company’s internal staff, and the Company is responsible for the adequacy and accuracy of those estimates. However, the Company engages Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) to review our processes and the reasonableness of our estimates of proved hydrocarbon liquid and gas reserves. Apache selects the properties for review by Ryder Scott based primarily on relative reserve value. We also consider other factors such as geographic location, new wells drilled during the year and reserves volume. During 2013, the properties selected for each country ranged from 83 to 100 percent of the total future net cash flows discounted at 10 percent. These properties also accounted for over 86 percent of the reserves value of our international proved reserves and of the new wells drilled in each country. In addition, all fields containing five percent or more of the Company’s total proved reserves volume were included in Ryder Scott’s review. The review covered 86 percent of total proved reserves, including 89 percent of proved developed reserves and 79 percent of PUD reserves.

During 2013, 2012, and 2011, Ryder Scott’s review covered 92, 88, and 81 percent, respectively, of the Company’s worldwide estimated proved reserves value and 86, 83, and 70 percent, respectively, of the Company’s total proved reserves volume. Ryder Scott’s review of 2013 covered 84 percent of U.S., 82 percent of Canada, 63 percent of Argentina, 99 percent of Australia, 88 percent of Egypt, and 88 percent of the U.K.’s total proved reserves. Ryder Scott’s review of 2012 covered 81 percent of U.S., 78 percent of Canada, 64 percent of Argentina, 99 percent of Australia, 84 percent of Egypt, and 88 percent of the U.K.’s total proved reserves. Ryder Scott’s review of 2011 covered 68 percent of U.S., 69 percent of Canada, 58 percent of Argentina, 99 percent of Australia, 62 percent of Egypt, and 61 percent of the U.K.’s total proved reserves. We have filed Ryder Scott’s independent report as an exhibit to this Form 10-K.

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

Employees

On December 31, 2013, we had 5,342 employees.

Offices

Our principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 2013, we maintained regional exploration and/or production offices in Midland, Texas; Tulsa, Oklahoma; Houston, Texas; Calgary, Alberta; Cairo, Egypt; Perth, Western Australia; Aberdeen, Scotland; and Buenos Aires, Argentina. Apache leases all of its primary office space. The current lease on our principal executive offices runs through December 31, 2018. For information regarding the Company’s obligations under its office leases, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contractual Obligations and Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

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

Remediation Plans and Procedures

Apache and its wholly owned subsidiary, Apache Deepwater LLC (ADW), developed Oil Spill Response Plans (the Plans) for their respective Gulf of Mexico operations to ensure rapid and effective responses to spill events that may occur on such entities’ operated properties as required by the Bureau of Safety and Environmental Enforcement (BSEE) 30 CFR 254.30. Annually, drills are conducted to measure and maintain the effectiveness of the Plans. These drills include the participation of spill response contractors, representatives of Clean Gulf Associates (CGA), and representatives of governmental agencies. In the event of a spill, CGA is the primary oil spill response association available to Apache and ADW. Apache and ADW have received approval for the Plans from BSEE. Apache and ADW personnel each review their respective Plan biennially and update where necessary.

Both Apache and ADW are members of CGA, a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico. CGA was created to provide a means of effectively staging response equipment and providing immediate spill response for its member companies’ operations in the Gulf of Mexico. In the event of a spill, CGA’s equipment, which is positioned at various staging points around the Gulf, is ready to be mobilized. In addition, CGA has contracted with Airborne Support Inc. to provide aircraft and dispersant capabilities for CGA member companies. In 2013, Apache incurred charges for CGA of approximately $700,000 based on a per-member fee and annual production.

In the event that CGA resources are already being utilized, other resources are available to Apache. Apache is a member of Oil Spill Response Limited (OSRL), which entitles any Apache entity worldwide to access OSRL’s service. OSRL has access to resources from the Global Response Network, a collaboration of seven major oil industry funded spill response organizations worldwide. If necessary, OSRL’s resources may be, and have been, deployed to areas across the globe, including the Gulf of Mexico. In addition, in February 2012, ADW became a member of Marine Spill Response Corporation (MSRC) and National Response Corporation (NRC), and their resources are available to ADW for its deepwater Gulf of Mexico operations. Furthermore, the spill response resources of other organizations are also available to both Apache and ADW as non-members, albeit at a higher cost. MSRC has an extensive inventory of oil spill response equipment, independent of and in addition to CGA’s equipment. MSRC has contracts in place with over 100 environmental contractors around the country, in addition to hundreds of other companies that provide support services during spill response. In the event of a spill, MSRC will activate these contractors as necessary to provide additional resources or support services requested by its customers. NRC owns a variety of equipment, currently including shallow water portable barges, boom, high capacity skimming systems, inland workboats, vacuum transfer units, and mobile communication centers. NRC has access to hundreds of offshore vessels and supply boats worldwide. The equipment and resources available to MSRC and NRC changes from time to time, and current information is generally available on each company’s website. In 2013, Apache’s Gulf of Mexico Deepwater region incurred charges for NRC of $12,248 based on annual production and charges for MSRC of approximately $1.4 million based on annual production and total wells spud during the year.

An Apache subsidiary is also a member of the Marine Well Containment Company (MWCC) to help the Company fulfill the government’s permit requirements for containment and oil spill response plans in deepwater Gulf of Mexico operations. MWCC is a not-for-profit, stand-alone organization whose goal is to improve capabilities for containing an underwater well control incident in the U.S. Gulf of Mexico. Members and their affiliates have access to MWCC’s extensive containment network and systems. As of December 31, 2013, Apache’s investment in MWCC totals approximately $136 million.

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

However, we believe our diversified portfolio of core assets, which comprises large acreage positions and well-established production bases across six countries, and our balanced production mix between oil and gas, our management and incentive systems, and our experienced personnel give us a strong competitive position relative to many of our competitors who do not possess similar geographic and production diversity. Our global position provides a large inventory of geologic and geographic opportunities in the six countries in which we have producing operations to which we can reallocate capital investments in response to changes in commodity prices, local business environments, and markets. It also reduces the risk that we will be materially impacted by an event in a specific area or country.

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

Future economic conditions in the U.S. and certain international markets may materially adversely impact our operating results.

The U.S. and other world economies continue to recover from the global financial crisis and recession that began in 2008. Growth has resumed but is modest and at an unsteady rate. The continuation of current global market conditions, uncertainty or further deterioration, including the economic instability in Europe and certain emerging markets, is likely to have significant long-term effects, including a future global economic growth rate that is slower than in the years leading up to the crisis, and more volatility may occur before any sustainable growth rate is achieved. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower future economic growth rate could result in decreased demand growth for our crude oil and natural gas production as well as lower commodity prices, which would reduce our cash flows from operations and our profitability.

Crude oil and natural gas prices are volatile, and a substantial reduction in these prices could adversely affect our results and the price of our common stock.

Our revenues, operating results, and future rate of growth depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2013 ranged from a high of $110.53 per barrel to a low of $86.68 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2013 ranged from a high of $4.46 per MMBtu to a low of $3.11 per MMBtu. The market prices for crude oil and natural gas depend on factors beyond our control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

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

A portion of our natural gas and oil production in any region may be interrupted, limited, or shut in, from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, or capital constraints that limit the ability of third parties to construct gathering systems, processing facilities, or interstate pipelines to transport our production, or we might voluntarily curtail production in response to market conditions. If a substantial amount of our production is interrupted at the same time, it could temporarily adversely affect our cash flows.

Weather and climate may have a significant adverse impact on our revenues and productivity.

Demand for oil and natural gas are, to a significant degree, dependent on weather and climate, which impact the price we receive for the commodities we produce. In addition, our exploration and development activities and equipment can be adversely affected by severe weather, such as freezing temperatures, hurricanes in the Gulf of Mexico, storms in the North Sea, or cyclones offshore Australia, which may cause a loss of production from temporary cessation of activity or lost or damaged equipment. Our planning for normal climatic variation, insurance programs, and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated, or insured against.

Our operations involve a high degree of operational risk, particularly risk of personal injury, damage, or loss of equipment, and environmental accidents.

Our operations are subject to hazards and risks inherent in the drilling, production, and transportation of crude oil and natural gas, including:

•	well blowouts, explosions, and cratering;

•	pipeline or other facility ruptures and spills;

•	fires;

•	formations with abnormal pressures;

•	equipment malfunctions;

•	hurricanes, storms, and/or cyclones, which could affect our operations in areas such as on- and offshore the Gulf Coast, North Sea, and Australia, and other natural disasters and weather conditions; and

•	surface spillage and surface or ground water contamination from petroleum constituents, saltwater, or hydraulic fracturing chemical additives.

Failure or loss of equipment as the result of equipment malfunctions, cyber attacks, or natural disasters such as hurricanes, could result in property damages, personal injury, environmental pollution and other damages for which we could be liable. Litigation arising from a catastrophic occurrence, such as a well blowout, explosion, or fire at a location where our equipment and services are used, or ground water contamination from hydraulic fracturing chemical additives may result in substantial claims for damages. Ineffective containment of a drilling well blowout or pipeline rupture, or surface spillage and surface or ground water contamination from petroleum constituents or hydraulic fracturing chemical additives could result in extensive environmental pollution and substantial remediation expenses. If a significant amount of our production is interrupted, our containment efforts prove to be ineffective or litigation arises as the result of a catastrophic occurrence, our cash flows, and, in turn, our results of operations could be materially and adversely affected.

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

To the extent that we engage in price risk management activities to protect ourselves from commodity price declines, we may be prevented from realizing the benefits of price increases above the levels of the derivative instruments used to manage price risk. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production falls short of the hedged volumes;

•	there is a widening of price-basis differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;

•	the counterparties to our hedging or other price risk management contracts fail to perform under those arrangements; or

•	an unexpected event materially impacts oil and natural gas prices.

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

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales, and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, product mix, and commodity pricing levels and others are also considered by the rating agencies. A ratings downgrade could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit or other forms of collateral for certain obligations.

Market conditions may restrict our ability to obtain funds for future development and working capital needs, which may limit our financial flexibility.

The credit markets are subject to fluctuation and are vulnerable to unpredictable shocks. We have a significant development project inventory and an extensive exploration portfolio, which will require substantial future investment. We and/or our partners may need to seek financing in order to fund these or other future activities. Our future access to capital, as well as that of our partners and contractors, could be limited if the debt or equity markets are constrained. This could significantly delay development of our property interests.

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

Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The wells we drill or participate in may not be productive, and we may not recover all or any portion of our investment in those wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that crude or natural gas is present or may be produced economically. The costs of drilling, completing, and operating wells are often uncertain, and drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors including, but not limited to:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	fires, explosions, blowouts, and surface cratering;

•	marine risks such as capsizing, collisions, and hurricanes;

•	other adverse weather conditions; and

•	increases in the cost of, or shortages or delays in the availability of, drilling rigs and equipment.

Future drilling activities may not be successful, and, if unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.

Material differences between the estimated and actual timing of critical events or costs may affect the completion and commencement of production from development projects.

We are involved in several large development projects and the completion of these projects may be delayed beyond our anticipated completion dates. Our projects may be delayed by project approvals from joint venture partners, timely issuances of permits and licenses by governmental agencies, weather conditions, manufacturing and delivery schedules of critical equipment, and other unforeseen events. Delays and differences between estimated and actual timing of critical events may adversely affect our large development projects and our ability to participate in large-scale development projects in the future. In addition, our estimates of future development costs are based on current expectation of prices and other costs of equipment and personell we will need to implement such projects. Our actual future development costs may be significantly higher than we currently estimate. If costs become too high, our development projects may become uneconomic to us and we may be forced to abandon such development projects.

We may fail to fully identify potential problems related to acquired reserves or to properly estimate those reserves.

Although we perform a review of properties that we acquire that we believe is consistent with industry practices, such reviews are inherently incomplete. It generally is not feasible to review in-depth every individual property involved in each acquisition. Ordinarily, we will focus our review efforts on the higher-value properties and will sample the remainder. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us as a buyer to become sufficiently familiar with the properties to assess fully and accurately their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we often assume certain environmental and other risks and liabilities in connection with acquired properties. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and future production rates and costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates. In addition, there can be no assurance that acquisitions will not have an adverse effect upon our operating results, particularly during the periods in which the operations of acquired businesses are being integrated into our ongoing operations.

The BP Acquisition and/or our liabilities could be adversely affected in the event one or more of the BP entities become the subject of a bankruptcy case.

In light of the extensive costs and liabilities related to the oil spill in the Gulf of Mexico in 2010, there has been public speculation as to whether one or more of the BP entities could become the subject of a case or proceeding under Title 11 of the United States Code or any other relevant insolvency law or similar law (which we collectively refer to as Insolvency Laws). In the event that one or more of the BP entities were to become the subject of such a case or proceeding, a court may find that the three definitive purchase and sale agreements (the “BP Purchase Agreements”) we entered into in connection with our 2010 acquisition of properties from BP (the “BP Properties”) are executory contracts, in which case such BP entities may, subject to relevant Insolvency Laws, have the right to reject the agreements and refuse to perform their future obligations under them. In this event, our ability to enforce our rights under the BP Purchase Agreements could be adversely affected.

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

As an owner or lessee and operator of oil and gas properties, we are subject to various federal, provincial, state, local, and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up and other remediation activities resulting from operations, subject the lessee to liability for pollution and other damages, limit or constrain operations in affected areas, and require suspension or cessation of operations in affected areas. Our efforts to limit our exposure to such liability and cost may prove inadequate and result in significant adverse effects to our results of operations. In addition, it is possible that the increasingly strict requirements imposed by environmental laws and enforcement policies could require us to make significant capital expenditures. Such capital expenditures could adversely impact our cash flows and our financial condition.

Our North American operations are subject to governmental risks that may impact our operations.

Our North American operations have been, and at times in the future may be, affected by political developments and by federal, state, provincial, and local laws and regulations such as restrictions on production, changes in taxes, royalties and other amounts payable to governments or governmental agencies, price or gathering rate controls, and environmental protection laws and regulations. New political developments, laws, and regulations may adversely impact our results of operations.

Pending regulations related to emissions and the impact of any changes in climate could adversely impact our business.

Several countries where we operate, including Australia, Canada, and the United Kingdom either tax or assess some form of greenhouse gas (GHG) related fees on our operations. Exposure has not been material to date, although a change in existing regulations could adversely affect our cash flows and results of operations.

In the event the predictions for rising temperatures and sea levels suggested by reports of the United Nations Intergovernmental Panel on Climate Change do transpire, we do not believe those events by themselves are likely to impact our assets or operations. However, any increase in severe weather could have a material adverse effect on our assets and operations.

The proposed U.S. federal budget for fiscal year 2014, when released, is expected to include certain provisions that, if passed, will have an adverse effect on our financial position, results of operations, and cash flows.

To date, the Office of Management and Budget has not released a summary of the proposed U.S. federal budget for fiscal year 2014. It is anticipated that the proposed budget may recommend the repeal of many tax incentives and deductions that are currently used by U.S. oil and gas companies. These provisions could include the elimination of the ability to fully deduct intangible drilling costs in the year incurred; increases in the taxation of foreign source income; repeal of the manufacturing tax deduction for oil and natural gas companies; and an increase in the geological and geophysical amortization period for independent producers. Should some or all of these provisions become law, our taxes will increase, potentially significantly, which would have a negative impact on our net income and cash flows. This could also cause us to reduce our drilling activities in the U.S. Since none of these proposals have been voted on or become law, we do not know the ultimate impact these proposed changes may have on our business.

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

Several proposals are before the U.S. Congress that, if implemented, would either prohibit or restrict the practice of hydraulic fracturing or subject the process to regulation under the Safe Drinking Water Act. Several states are considering legislation to regulate hydraulic fracturing practices that could impose more stringent permitting, transparency, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. Hydraulic fracturing of wells and subsurface water disposal are also under public and governmental scrutiny due to potential environmental and physical impacts, including possible contamination of groundwater and drinking water and possible links to earthquakes. In addition, some municipalities have significantly limited or prohibited drilling activities and/or hydraulic fracturing, or are considering doing so. We routinely use fracturing techniques in the U.S. and other regions to expand the available space for natural gas and oil to migrate toward the wellbore. It is typically done at substantial depths in very tight formations.

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

In February 2011, the former Egyptian president Hosni Mubarak stepped down, and the Egyptian Supreme Council of the Armed Forces took power, announcing that it would remain in power until the presidential and parliamentary elections could be held. In June 2012, Mohamed Morsi of the Muslim Brotherhood’s Freedom and Justice Party was elected as Egypt’s new president. In July 2013, the Egyptian military removed President Morsi from power and installed Egypt’s Chief Justice, Adly Mansour, as acting president of a temporary government, which is seeking to set a schedule for new parliamentary and presidential elections in 2014. In January 2014, Egyptians voted on and overwhelmingly approved a new constitution, and Mr. Mansour announced that the presidential election will be held prior to the parliamentary elections. While the date of the presidential election has not been announced, it is expected to be held by mid-April 2014. Deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, and/or forced renegotiation or modification of our existing contracts with EGPC could materially and adversely affect our business, financial condition, and results of operations. Our operations in Egypt contributed 19 percent of our 2013 production and accounted for 10 percent of our year-end estimated proved reserves. At year-end 2013, 18 percent of our estimated discounted future net cash flows and 8 percent of our net capitalized oil and gas property was attributable to Egypt. These totals reflect our consolidated interests in Egypt including Sinopec’s one-third noncontrolling interest.

International operations have uncertain political, economic, and other risks.

Our operations outside North America are based primarily in Egypt, Australia, the United Kingdom, and Argentina. On a barrel equivalent basis, approximately 42 percent of our 2013 production was outside North America, and approximately 32 percent of our estimated proved oil and gas reserves on December 31, 2013 were located outside North America. As a result, a significant portion of our production and resources are subject to the increased political and economic risks and other factors associated with international operations including, but not limited to:

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

Foreign countries have occasionally asserted rights to oil and gas properties through border disputes. If a country claims superior rights to oil and gas leases or concessions granted to us by another country, our interests could decrease in value or be lost. Even our smaller international assets may affect our overall business and results of operations by distracting management’s attention from our more significant assets. Certain regions of the world in which we operate have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might result in a substantially more hostile attitude toward foreign investments such as ours. In an extreme case, such a change could result in termination of contract rights and expropriation of our assets. This could adversely affect our interests and our future profitability.

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

As of December 31, 2013, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under “Legal Matters” and “Environmental Matters” in Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During 2013, Apache common stock, par value $0.625 per share, was traded on the New York and Chicago Stock Exchanges and the NASDAQ National Market under the symbol “APA.” The table below provides certain information regarding our common stock for 2013 and 2012. Prices were obtained from The New York Stock Exchange, Inc. Composite Transactions Reporting System. Per-share prices and quarterly dividends shown below have been rounded to the indicated decimal place.

	2013				2012
	Price Range		Dividends Per Share		Price Range		Dividends Per Share
	High	Low	Declared	Paid	High	Low	Declared	Paid
First Quarter	$86.35	$72.20	$0.20	$0.17	$112.09	$91.48	$0.17	$0.15
Second Quarter	87.57	67.91	0.20	0.20	102.13	77.93	0.17	0.17
Third Quarter	89.17	75.07	0.20	0.20	94.87	81.55	0.17	0.17
Fourth Quarter	94.84	84.15	0.20	0.20	89.08	74.50	0.17	0.17

The closing price of our common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for January 31, 2014 (last trading day of the month), was $80.26 per share. As of January 31, 2014, there were 394,724,983 shares of our common stock outstanding held by approximately 5,000 stockholders of record and 313,000 beneficial owners.

We have paid cash dividends on our common stock for 49 consecutive years through December 31, 2013. In the first quarter of 2014 the Board of Directors approved a 25 percent increase to $0.25 per share for the regular quarterly cash dividend on the Company’s common shares. This increase will apply to the dividend on common shares payable on May 22, 2014, to stockholders of record on April 22, 2014, and subsequent dividends paid. When, and if, declared by our Board of Directors, future dividend payments will depend upon our level of earnings, financial requirements, and other relevant factors.

On July 28, 2010, Apache issued 25.3 million depositary shares, each representing a 1/20th interest in a share of Apache’s 6.00-percent Mandatory Convertible Preferred Stock, Series D (Preferred Share), or 1.265 million Preferred Shares. Upon conversion of the outstanding Preferred Shares on August 1, 2013, 14.4 million Apache common shares were issued.

In 1995, under our stockholder rights plan, each of our common stockholders received a dividend of one preferred stock purchase right (a Right) for each 2.310 outstanding shares of common stock (adjusted for subsequent stock dividends and a two-for-one stock split) that the stockholder owned. These Rights were originally scheduled to expire on January 31, 2006. Effective as of that date, the Rights were reset to one right per share of common stock, and the expiration was extended to January 31, 2016.

On February 5, 2014, the Company’s Board of Directors voted to terminate the Company’s stockholder rights plan. As a result of this decision, the Board approved an amendment to the Rights Agreement that will have the effect of terminating the Rights. The amendment will change the expiration date to March 7, 2014, and, thereby, accelerate the expiration of the Rights. The Company expects that the amendment will be fully executed on March 7, 2014.

For a description of the rights, please refer to Note 10—Capital Stock in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Information concerning securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the proxy statement relating to the Company’s 2014 annual meeting of stockholders, which is incorporated herein by reference.

The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the appreciation of the Company’s common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and of the Dow Jones U.S. Exploration & Production Index (formerly Dow Jones Secondary Oil Stock Index) from December 31, 2008, through December 31, 2013. The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

	2008	2009	2010	2011	2012	2013
Apache Corporation	$100.00	$139.51	$162.19	$123.87	$108.13	$119.51
S & P’s Composite 500 Stock Index	100.00	126.46	145.51	148.59	172.37	228.19
DJ US Expl & Prod Index	100.00	140.56	164.09	157.22	166.37	219.35

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2013, which information has been derived from the Company’s audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company’s financial statements set forth in Part IV, Item 15 of this Form 10-K. As discussed in more detail under Item 15, 2013 numbers in the following table reflect a total of $1.2 billion ($613 million net of tax) in non-cash write-downs of the carrying value of the Company’s U.S., North Sea, and Argentine proved oil and gas properties as a result of ceiling test limitations and a non-cash write-down related to the Company’s exit of operations in Kenya. The 2012 numbers reflect a total of $1.9 billion ($1.4 billion net of tax) in non-cash write-downs of the carrying value of the Company’s Canadian proved oil and gas properties. The 2009 numbers reflect a $2.82 billion ($1.98 billion net of tax) non-cash write-down of the carrying value of the Company’s U.S. and Canadian proved oil and gas properties as of March 31, 2009.

	As of or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
Income Statement Data
Total revenues	$16,054	$17,078	$16,888	$12,092	$8,615
Net income (loss) attributable to common stock	2,188	1,925	4,508	3,000	(292)
Net income (loss) per common share:
Basic	5.53	4.95	11.75	8.53	(0.87)
Diluted	5.50	4.92	11.47	8.46	(0.87)
Cash dividends declared per common share	0.80	0.68	0.60	0.60	0.60

Balance Sheet Data
Total assets	$61,637	$60,737	$52,051	$43,425	$28,186
Long-term debt	9,672	11,355	6,785	8,095	4,950
Total equity	35,393	31,331	28,993	24,377	15,779
Common shares outstanding	396	392	384	382	336

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

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15, and the risk factors and related information set forth in Part I, Item 1A, and Part II, Item 7A of this Form 10-K.

Executive Overview

Strategy

Apache’s mission is to grow a profitable global exploration and production company in a safe and environmentally responsible manner for the long-term benefit of our shareholders. Our growth strategy focuses on economic growth through exploration and development drilling, supplemented by occasional strategic acquisitions and portfolio high-grading through asset divestitures.

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

Although operating cash flows are the Company’s primary source of liquidity, we may also elect to utilize available committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of assets for all other liquidity needs. In May 2013, the Company announced plans to divest approximately $4 billion of assets by year-end 2013 to enhance financial flexibility and rebalance our portfolio to an asset mix we believe will continue to generate strong returns, drive more predictable growth, and deliver value to our shareholders. By year-end, Apache completed more than $7 billion in asset sales, as discussed in “Operational Developments” below. The Company used the proceeds to pay down nearly $2.6 billion of debt and to repurchase $1 billion of Apache common shares under a 30-million share repurchase program authorized by the Company’s Board of Directors, and we exited the year with nearly $2 billion in cash.

We remain steadfast to the business principles that have guided Apache’s progress since our inception. Throughout the cycles of our industry, our strategic focus on growing a diverse portfolio has underpinned our ability to deliver production and reserve growth and competitive returns on invested capital for the benefit of our shareholders. Delivering successful results under this strategy is bolstered by Apache’s unique culture. A strong sense of urgency, empowerment of our employees, effective incentive systems, and an independent mindset are at the heart of how we build value.

Financial and Operating Results

Continued volatility in the commodity price environment reinforces the importance of our asset portfolio. Our 2013 results reflected the benefit of our product balance, as combined crude oil and liquids represented 54 percent of our production but provided 83 percent of our $16.4 billion of oil and gas production revenues. In addition, approximately 65 percent of our 2013 crude oil production is priced relative to Dated Brent crudes and sweet crude from the Gulf Coast, which continue to be priced at a significant premium to WTI-based prices. After the sale of our Gulf of Mexico Shelf assets, less of our U.S. crude oil production is receiving these premium prices, which reduces our overall price realizations.

Results for the year ended December 31, 2013 include:

•	Apache reported annual daily production of oil, natural gas, and natural gas liquids averaging 761 Mboe/d. Excluding the impact of the divested Gulf of Mexico Shelf and Canadian assets, production for the year would have increased 2 percent from 2012.

•	Liquids production for the year averaged a record 411 Mboe/d, an increase of 4 percent from 396 Mboe/d in 2012. Crude oil accounted for 84 percent of liquids production. North American onshore liquids production increased 34 percent, averaging 179 Mboe/d in 2013 compared to 133 Mboe/d in 2012.

•	Oil and gas production revenues totaled $16.4 billion, down $545 million from a record $16.9 billion in 2012, reflecting asset sales and lower realized prices compared to the prior year.

•	Net cash provided by operating activities totaled $9.8 billion, an increase of 16 percent compared to 2012.

•	Apache reported $2.2 billion in income attributable to common stock, or $5.50 per diluted common share, up from $1.9 billion, or $4.92 per share, in 2012. Earnings for 2013 and 2012 reflect the after-tax impact of oil and gas property write-downs totaling $659 million and $1.4 billion, respectively. For additional discussion regarding these write-downs, please refer to Note 1—Summary of Significant Accounting Policies—“Property and Equipment” in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

•	Apache’s adjusted earnings, which exclude certain items impacting the comparability of results, were $3.2 billion, or $7.92 per diluted common share, down from $3.8 billion, or $9.48 per share, in 2012. Adjusted earnings is not a financial measure prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of adjusted earnings and a reconciliation of adjusted earnings to income attributable to common stock, the most directly comparable GAAP financial measure, please see “Non-GAAP Measures” in this Item 7.

2014 Outlook

As we head into 2014, we remain committed to the Company’s mission. At the end of 2012 and the beginning of 2013, Apache undertook a strategic review of our portfolio with the ultimate goal of focusing our company around the right mix of assets that can consistently generate strong returns, drive more predictable production growth, and create shareholder value. After completing more than $7 billion of divestitures in 2013 and announcing the agreed sale of our Argentine operations in 2014, our growth portfolio is centered on (i) increasing onshore North American liquids production that provides for predictable and attractive rates of return (ii) generating excess free cash flow from our international operations, and (iii) continuing longer-term growth initiatives which include our Wheatstone and Kitimat LNG projects.

We believe our core inventory of exploration and development projects offers numerous growth opportunities. Recent drilling successes and acquisitions of acreage positions across North America have built a robust drilling inventory for our Permian and Central regions that we intend to aggressively target because they are oil-prone and produce liquids-rich gas. Our plan for 2014 also includes further development of our major oil and gas discoveries and LNG projects in Australia and Canada, which, if completed, would enable us to monetize significant gas resources at prices more closely linked to crude oil.

Our initial 2014 capital budget is approximately $11.6 billion, or $11.1 billion excluding expenditures attributable to a one-third noncontrolling interest in Egypt. Approximately $7.1 billion is expected to be spent on projects in North America, with the remaining amount allocated across our international regions. While funds have been committed for certain 2014 exploration wells, long-lead development projects, and front-end engineering and design (FEED) studies, the majority of our drilling and development projects are discretionary and subject to acceleration, deferral, or cancellation as conditions warrant. Approximately $2.4 billion of our 2014 capital will be invested in our Kitimat and Wheatstone LNG projects, reflecting our current project interests. Apache is actively evaluating ways to right-size its level of participation in the Kitimat LNG project.

We closely monitor commodity prices, service cost levels, regulatory impacts, and numerous other industry factors, and we typically review and revise our exploration and development budgets quarterly based on changes to actual and predicted operating cash flows.

Apache’s current capital budget is estimated to deliver an increase in 2014 production between 5 percent and 8 percent from full-year 2013 production levels when excluding the divested assets.

Operational Developments

Apache has a significant producing asset base as well as large undeveloped acreage positions that provide a platform for organic growth through sustainable lower-risk drilling opportunities, balanced by higher-risk, higher reward exploration. We are also continuing to advance several longer-term, individually significant development projects.

Exploration, Exploitation, and Development Activities

Our internally generated exploration and drilling opportunities and multi-year development projects provide the foundation for our growth. Highlights of our 2013 drilling successes, exploration discoveries, LNG project milestones, and other opportunities for continued growth include:

North American Activities

Record Drilling Activity in U.S. Onshore Regions During 2013 Apache increased production in the Permian Basin 17 percent relative to 2012 through an active drilling program utilizing an average of 42 rigs. Over half of the region’s production is crude oil and 18 percent is natural gas liquids (NGL). Combined, this represents almost a quarter of Apache’s total liquids production for 2013.

The Central region increased production almost 50 percent relative to 2012 as a result of our active oil and liquids-rich drilling program across our nearly two million gross acres in the Anadarko basin. During the year we operated an average of 27 drilling rigs, and we drilled or participated in drilling 322 gross wells with 98 percent success.

In 2013, U.S. production represented 44 percent of Apache’s total worldwide production, an increase from 40 percent in 2012. Focused drilling programs in the Permian Basin and Anadarko basin continue to provide momentum for Apache’s U.S. production growth.

International Activities

North Sea Development Apache’s North Sea drilling success was highlighted with discoveries in the Tonto field. The Tonto-1 well, completed in April, had initial production of 10.3 Mb/d, and the Tonto-2 well, completed in September, had initial production of 8.3 Mb/d. Apache has a 100 percent working interest in the wells. The Tonto discovery follows Maule and Bacchus as the third new field brought online by Apache in the Forties area over the last three years. All three fields qualify for the U.K.’s small field allowance, which provides economic incentives for operators to bring discoveries from small fields on production.

Egypt Discoveries In August, Apache announced seven oil and gas discoveries in four different geologic basins in Egypt’s Western Desert. In particular, the Riviera SW-1X discovery in the Abu Gharadig basin test-flowed 5,800 b/d and 2.8 Mcf/d from a Lower Bahariya sand with 24 feet of net pay. All seven discoveries have been tested and six are already producing.

Egypt Horizontal Drilling In 2013, the Company drilled its first well of a multi-well horizontal drilling program in the Abu Gharadig field. During December, this well produced an average of 1,681 b/d and 3 MMcf/d from a 1,970 foot lateral. The well was one of eight wells initiated during 2013 to test horizontal technology to increase recoveries in a variety of conventional and unconventional reservoirs. Additional horizontal drilling is planned in the Abu Gharadig and surrounding fields in 2014.

Australia Discoveries In July, Apache announced its Bianchi-1 natural gas discovery located 4 miles northeast of the 2011 Zola gas discovery offshore Western Australia in the Carnarvon Basin. The well logged 367 feet of net pay in eight reservoir zones between 15,577 and 17,530 feet subsea. Apache is in the early stages of evaluating the discovery and assessing potential commercial opportunities. Apache operates and owns a 30.25 percent working interest in the well.

Australia Macedon During the third quarter of 2013, Apache, along with operator and co-venturer BHP Billiton, officially commenced operations of the $1.5 billion Macedon natural gas facility, of which Apache owns a 28.57 percent interest. Macedon, Western Australia’s fourth domestic gas hub, has a production capacity of approximately 200 MMcf of natural gas per day.

Australia Wheatstone LNG Project On October 1, 2013, Apache and its Australian partners finalized agreements to sell LNG to Tohoku Electric Power Company, Inc. from the Chevron-operated Wheatstone Project in Western Australia. The Wheatstone partners have agreed to supply 0.9 million metric tons per annum of LNG for up to 20 years, which brings the total LNG supplies contracted to approximately 85 percent. Apache owns a 13 percent share in the Wheatstone project.

Acquisition and Divestiture Activity

2014 Activity

Argentina Divestiture On February 12, 2014, Apache subsidiaries announced an agreement to sell all of its operations in Argentina to Sociedad Anónima (YPF) for cash consideration of $800 million plus the assumption of $52 million of bank debt as of June 30, 2013. The transaction is expected to close in the first quarter of 2014.

2013 Activity

Egypt Sinopec Partnership On November 14, 2013, Apache announced the completion of the sale of a one-third minority participation in its Egypt oil and gas business to Sinopec for cash consideration of $2.95 billion after customary closing adjustments. Apache will continue to operate the Egypt upstream oil and gas business. This noncontrolling interest is recorded separately in the Company’s financial statements.

Gulf of Mexico Shelf Divestiture On September 30, 2013, Apache completed the sale of its Gulf of Mexico Shelf operations and properties to Fieldwood, an affiliate of Riverstone Holdings. Under the terms of the agreement, Apache received cash consideration of $3.7 billion, and Fieldwood assumed $1.5 billion of discounted asset abandonment liabilities. Additionally, Apache retained 50 percent of its ownership interest in all exploration blocks and in horizons below production in developed blocks. Total region production in 2013 was 71 Mboe/d, reflecting nine months of Shelf production prior to the divestiture.

Canadian Divestitures In September, Apache completed the sale of primarily dry gas assets in Alberta for $214 million. The sale includes 621,000 gross acres (530,000 net acres) and more than 2,700 wells. Additionally in October of 2013, Apache completed two additional sales of Canadian oil and gas production properties for $112 million. The assets comprise approximately 4,000 operated and 1,300 non-operated wells. Combined, our 2013 divestitures totaled 13 percent of the region’s production.

Kitimat LNG Project In February 2013, Apache completed a transaction with Chevron Canada Limited (Chevron Canada) under which each company became a 50 percent owner of the Kitimat LNG plant, the Pacific Trail Pipelines Limited Partnership (PTP), and 644,000 gross undeveloped acres in the Horn River and Liard basins. Chevron Canada will operate the LNG plant and pipeline while Apache Canada will continue to operate the upstream assets. Apache’s net proceeds from the transaction were $396 million after post-closing adjustments.

For detailed information regarding our recent divestitures, please refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

2012 Activity

Cordillera Energy Partners III, LLC Acquisition On April 30, 2012, Apache completed the acquisition of Cordillera, a privately held exploration and production company, in a stock and cash transaction. Cordillera’s properties include approximately 312,000 net acres in the Granite Wash, Tonkawa, Cleveland, and Marmaton plays in western Oklahoma and the Texas Panhandle. Apache issued 6,272,667 shares of common stock and paid approximately $2.7 billion of cash to the sellers as consideration for the transaction.

Yara Pilbara Holdings Pty Acquisition On January 31, 2012, a subsidiary of Apache Energy Limited completed the acquisition of a 49 percent interest in Yara Pilbara Holdings Pty Limited (YPHPL, formerly Burrup Holdings Limited) for $439 million, including working capital adjustments. Yara Australia Pty Ltd (Yara) owns the remaining 51 percent of YPHPL and operates the plant.

Results of Operations

Oil and Gas Revenues

Apache’s oil and gas revenues by regions are as follows:

	For the Year Ended December 31,
	2013		2012		2011
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$5,262	41%	$4,662	35%	$4,163	33%
Canada	563	4%	492	4%	485	4%

North America	5,825	45%	5,154	39%	4,648	37%

Egypt(3)	3,528	27%	4,050	31%	4,169	33%
Australia	779	6%	1,218	9%	1,552	12%
North Sea	2,500	20%	2,517	19%	2,072	16%
Argentina	271	2%	271	2%	238	2%

International(3)	7,078	55%	8,056	61%	8,031	63%

Total(1)(3)	$12,903	100%	$13,210	100%	$12,679	100%

Total Gas Revenues:
United States	$1,096	38%	$1,169	37%	$1,550	43%
Canada	587	21%	751	23%	1,033	29%

North America	1,683	59%	1,920	60%	2,583	72%

Egypt(3)	389	14%	504	16%	621	17%
Australia	361	13%	357	11%	182	5%
North Sea	194	7%	188	6%	19	0%
Argentina	202	7%	224	7%	204	6%

International(3)	1,146	41%	1,273	40%	1,026	28%

Total(2)(3)	$2,829	100%	$3,193	100%	$3,609	100%

NGL Revenues:
United States	$544	81%	$395	73%	$391	75%
Canada	74	11%	79	14%	99	19%

North America	618	92%	474	87%	490	94%

Egypt(3)	—	—	—	0%	1	0%
North Sea	34	5%	46	8%	—	—
Argentina	18	3%	24	5%	31	6%

International(3)	52	8%	70	13%	32	6%

Total(3)	$670	100%	$544	100%	$522	100%

Total Oil and Gas Revenues:
United States	$6,902	42%	$6,226	37%	$6,104	36%
Canada	1,224	8%	1,322	8%	1,617	10%

North America	8,126	50%	7,548	45%	7,721	46%

Egypt(3)	3,917	24%	4,554	27%	4,791	29%
Australia	1,140	7%	1,575	9%	1,734	10%
North Sea	2,728	16%	2,751	16%	2,091	12%
Argentina	491	3%	519	3%	473	3%

International(3)	8,276	50%	9,399	55%	9,089	54%

Total(3)	$16,402	100%	$16,947	100%	$16,810	100%

(1)	Financial derivative hedging activities decreased 2013, 2012, and 2011 oil revenues $47 million, $146 million, and $379 million, respectively.
(2)	Financial derivative hedging activities increased 2013, 2012, and 2011 natural gas revenues $31 million, $414 million, and $272 million, respectively.
(3)	2013 includes revenues attributable to a noncontrolling interest in Egypt.

Production

The following table presents production volumes by region:

	For the Year Ended December 31,
	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Oil Volume—b/d:
United States	146,907	10%	134,123	12%	119,415
Canada	17,724	12%	15,830	11%	14,252

North America	164,631	10%	149,953	12%	133,667

Egypt(1)(2)	89,561	(10%)	99,756	(4%)	103,912
Australia	19,329	(33%)	28,884	(24%)	38,228
North Sea	63,721	0%	63,692	17%	54,541
Argentina	9,375	(4%)	9,741	2%	9,597

International	181,986	(10%)	202,073	(2%)	206,278

Total	346,617	(2%)	352,026	4%	339,945

Natural Gas Volume—Mcf/d:
United States	781,335	(9%)	854,099	(1%)	864,742
Canada	497,515	(17%)	600,680	(5%)	632,550

North America	1,278,850	(12%)	1,454,779	(3%)	1,497,292

Egypt(1)(2)	356,454	1%	353,738	(3%)	365,418
Australia	223,433	4%	214,013	16%	185,079
North Sea	50,961	(11%)	57,457	NM	2,284
Argentina	187,390	(12%)	213,464	1%	212,311

International	818,238	(2%)	838,672	10%	765,092

Total	2,097,088	(9%)	2,293,451	1%	2,262,384

NGL Volume—b/d:
United States	54,580	63%	33,527	52%	22,111
Canada	6,689	7%	6,258	5%	5,958

North America	61,269	54%	39,785	42%	28,069

Egypt	—	0%	—	NM	49
North Sea	1,272	(21%)	1,618	NM	4
Argentina	2,102	(30%)	3,008	0%	3,018

International	3,374	(27%)	4,626	51%	3,071

Total	64,643	46%	44,411	43%	31,140

BOE per day(3)
United States	331,709	7%	310,000	9%	285,650
Canada	107,332	(12%)	122,201	(3%)	125,636

North America	439,041	2%	432,201	5%	411,286

Egypt(2)	148,970	(6%)	158,713	(4%)	164,864
Australia	56,568	(12%)	64,552	(7%)	69,074
North Sea	73,487	(2%)	74,887	36%	54,925
Argentina	42,709	(12%)	48,326	1%	48,000

International	321,734	(7%)	346,478	3%	336,863

Total	760,775	(2%)	778,679	4%	748,149

(1) Gross oil production and gross natural gas production in Egypt for 2013, 2012, and 2011 was as follows:
	2013	2012	2011
Oil (b/d)	197,622	213,112	217,207
Gas (Mcf/d)	912,478	899,972	865,485
(2) Includes 2013 production volumes per day attributable to a noncontrolling interest in Egypt of:
Oil (b/d)	3,912
Gas (Mcf/d)	16,494

(3)      The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

NM—Not meaningful

Pricing

The following table presents pricing information by region:

	For the Year Ended December 31,
	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Average Oil Price—Per barrel
United States	$98.14	3%	$94.98	(1%)	$95.51
Canada	87.00	2%	84.89	(9%)	93.19
North America	96.94	3%	93.91	(1%)	95.27
Egypt	107.94	(3%)	110.92	1%	109.92
Australia	110.42	(4%)	115.22	4%	111.22
North Sea	107.48	0%	107.97	4%	104.09
Argentina	79.05	4%	75.89	12%	68.02
International	106.55	(2%)	108.92	2%	106.67
Total(1)	101.99	(1%)	102.53	0%	102.19
Average Natural Gas Price—Per Mcf:
United States	$3.84	3%	$3.74	(24%)	$4.91
Canada	3.23	(6%)	3.42	(23%)	4.47
North America	3.61	0%	3.61	(24%)	4.72
Egypt	2.99	(23%)	3.90	(16%)	4.66
Australia	4.43	(3%)	4.55	69%	2.69
North Sea	10.43	17%	8.95	(60%)	22.25
Argentina	2.96	3%	2.87	9%	2.64
International	3.84	(7%)	4.15	13%	3.67
Total(2)	3.70	(3%)	3.80	(13%)	4.37
Average NGL Price—Per barrel
United States	$27.29	(15%)	$32.19	(34%)	$48.42
Canada	30.50	(12%)	34.63	(24%)	45.72
North America	27.64	(15%)	32.57	(32%)	47.85
Egypt	—	—	—	NM	66.36
North Sea	73.06	(5%)	77.11	18%	65.45
Argentina	23.64	10%	21.55	(23%)	27.90
International	42.27	3%	40.98	43%	28.56
Total	28.40	(15%)	33.45	(27%)	45.95

(1)	Reflects a per-barrel decrease of $0.37, $1.13, and $3.05 in 2013, 2012, and 2011, respectively, from financial derivative hedging activities.
(2)	Reflects a per-Mcf increase of $0.04, $0.49, and $0.33 in 2013, 2012, and 2011, respectively, from financial derivative hedging activities.

NM—Not meaningful

Crude Oil Prices

A substantial portion of our oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of the Company’s control. Average realized crude oil prices for 2013 were essentially flat compared to 2012, although prices fluctuated throughout the year.

Continued volatility in the commodity price environment reinforces the importance of our diverse portfolio. While the market price received for natural gas varies among geographic areas, crude oil tends to trade within a tighter global range. With the exception of Argentina, price movements for all types and grades of crude oil generally move in the same direction. Crude oil prices realized in 2013 averaged $101.99 per barrel; however, International Dated Brent crudes and sweet crude from the U.S. Gulf Coast continue to be priced at a premium to WTI-based prices. In 2013 we realized these premium prices on approximately 65 percent of our crude oil production. Our Egypt, Australia, and North Sea regions, which collectively comprised 50 percent of our 2013 worldwide oil production, received International Dated Brent pricing with 2013 oil realizations averaging $108.04 per barrel compared with 2012 oil realizations averaging $110.59 per barrel.

Natural Gas Prices

Natural gas, which currently has a limited global transportation system, is subject to price variances based on local supply and demand conditions. The majority of our gas sales contracts are indexed to prevailing local market prices, highlighting the importance of a geographically balanced portfolio. Our primary markets include North America, Egypt, Australia, the U.K., and Argentina. An overview of the market conditions in our primary gas-producing regions follows.

•	North America has a common market; most of our gas is sold on a monthly or daily basis at either monthly or daily market prices. Our North American regions averaged $3.61 per Mcf in 2013, unchanged from 2012 levels.

•	In Egypt, our gas is sold to EGPC, primarily under an industry pricing formula indexed to Dated Brent crude oil with a maximum gas price of $2.65 per MMBtu, plus an upward adjustment for liquids content. Under a legacy oil-indexed contract, which expired at the end of 2012, there was no price cap for our gas up to 100 MMcf/d of gross production. Overall, the region averaged $2.99 per Mcf in 2013, down 23 percent from the prior year.

•	Australia has historically had a local market with a limited number of buyers and sellers resulting in mostly long-term, fixed-price contracts that are periodically adjusted for changes in the local consumer price index. During 2013, the region averaged $4.43 per Mcf, a 3 percent decrease from 2012 levels.

•	Natural gas from the North Sea Beryl field is processed through the SAGE gas plant operated by Apache. The gas is sold to a third party at the St. Fergus entry point of the national grid on a National Balancing Point index price basis. The region averaged $10.43 per Mcf in 2013, a 17 percent increase from an average of $8.95 per Mcf in 2012.

•	During 2013, we realized an average price of $2.96 per Mcf in Argentina, an increase of 3 percent over the 2012 average price of $2.87 per Mcf.

NGL Prices

Apache’s NGL production is sold under contracts with prices at market indices based on local supply and demand conditions, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.

Crude Oil Revenues

2013 vs. 2012 During 2013 crude oil revenues totaled $12.9 billion, $307 million lower than the 2012 total of $13.2 billion, driven by a 2 percent decrease in worldwide production. Average daily production in 2013 was 346.6 Mb/d, with prices averaging $101.99 per barrel. Crude oil represented 79 percent of our 2013 oil and gas production revenues and 46 percent of our equivalent production, compared to 78 and 45 percent, respectively, in the prior year. Lower production volumes reduced revenues $237 million, while slightly lower realized prices reduced revenues an additional $70 million.

Worldwide oil production decreased 5.4 Mb/d, however, when excluding the Gulf of Mexico Shelf and Canadian assets that we sold during the year, oil production increased 3.6 Mb/d, driven by growth of 23.7 Mb/d from our North American regions. Our Permian and Central regions increased production by 11.9 Mb/d and 8.6

Mb/d, respectively, as a result of drilling and recompletion activity. Production from our remaining property base in Canada increased 1.9 Mb/d, or 12 percent, as a result of our continued focus on liquids-rich drilling targets. These increases were partially offset by a 20.1 Mb/d decrease in production from our international regions. Oil production from Egypt decreased 10.2 Mb/d, of which 7.8 Mb/d was related production used to pay taxes and, under the terms of our production sharing contracts, has no economic impact to Apache. Australia’s production decreased 9.6 Mb/d as a result of natural decline from our Pyrenees and Van Gogh fields.

2012 vs. 2011 During 2012 crude oil revenues totaled $13.2 billion, $531 million higher than the 2011 total of $12.7 billion, driven by a 4 percent increase in worldwide production. Average daily production in 2012 was 352.0 Mb/d, with prices averaging $102.53 per barrel. Crude oil represented 78 percent of our 2012 oil and gas production revenues and 45 percent of our equivalent production, compared to 75 and 45 percent, respectively, in the prior year. Higher realized prices contributed $43 million to the increase in full-year revenues, while higher production volumes added another $488 million.

Worldwide oil production increased 12.1 Mb/d, driven by a 14.7 Mb/d increase in the U.S. The Permian region increased 9.2 Mb/d on increased drilling and recompletion activity. The Central region increased 7.4 Mb/d on properties added from the Cordillera acquisition and drilling and recompletion activity. North Sea production increased 9.2 Mb/d primarily on volumes from the 2011 Mobil North Sea acquisition. Australia production decreased 9.3 Mb/d as a result of natural decline from our Pyrenees and Van Gogh fields.

Natural Gas Revenues

2013 vs. 2012 Natural gas revenues of $2.8 billion for 2013 were $364 million lower than 2012, the result of a 9 percent decrease in production volumes and a 3 percent decrease in realized prices. Worldwide production decreased 196.4 MMcf/d, lowering revenues by $273 million. Realized prices in 2013 averaged $3.70 per Mcf, a decrease of $0.10 per Mcf, which reduced revenues by an additional $91 million.

Worldwide gas production decreased 9 percent; however, excluding production from the Gulf of Mexico Shelf and Canadian assets sold during the year, gas production declined only 3 percent, or 60 MMcf/d. Production declined 66 MMcf/d from our remaining properties in Canada, a result of a shift in our drilling and recompletion activity from dry gas to liquids-rich gas properties. Argentina production decreased 26 MMcf/d on lower capital investments pending negotiations of extensions of several of our concessions, and production from our U.S. Deepwater region decreased 26 MMcf/d on natural decline. These decreases were partially offset by production increases of 52.6 MMcf/d in our U.S. onshore regions resulting from drilling activity focusing on liquids-rich targets, 9.4 MMcf/d in Australia on volumes from our Macedon field discovery, which commenced operations in the third quarter, and 2.7 MMcf/d in Egypt.

2012 vs. 2011 Natural gas revenues for 2012 of $3.2 billion were $416 million lower than 2011, the result of a 13 percent decrease in realized prices partially offset by a 1 percent increase in production volumes. Realized prices in 2012 averaged $3.80 per Mcf, a decrease of $0.57 per Mcf, which reduced revenues by $467 million. Worldwide production rose 31.1 MMcf/d, adding $51 million to revenues.

Worldwide gas production rose 1 percent on increases in the North Sea and Australia, partially offset by decreases in North America. North Sea daily production increased 55.2 MMcf/d, primarily as a result of the 2011 Mobil North Sea acquisition. Daily gas production in Australia increased 28.9 MMcf/d on new contracts associated with the recently completed gas processing facilities at Devil Creek. Central region rose 29.6 MMcf/d on production from the Cordillera acquisition. Daily production in Canada and the Gulf of Mexico onshore and offshore regions decreased 31.9 MMcf/d and 47.9 MMcf/d, respectively, as drilling and recompletion activity shifted from dry gas to liquids-rich gas properties.

NGL Revenues

2013 vs. 2012 NGL revenues totaled $670 million in 2013, an increase of $126 million from 2012, the result of a 46 percent increase in production volumes partially offset by a 15 percent decrease in realized prices. Worldwide production rose 20.2 Mb/d, adding $208 million to revenues. This increase was primarily driven by drilling and recompletion activity in the U.S. Central and Permian regions. Realized prices in 2013 averaged $28.40 per Mcf barrel, a decrease of $5.05 per barrel, which reduced revenues by $82 million.

2012 vs. 2011 NGL revenues totaled $544 million in 2012, an increase of $22 million from 2011, the result of a 43 percent increase in production volumes partially offset by a 27 percent decrease in realized prices. Worldwide production rose 13.3 Mb/d, adding $164 million to revenues. This increase was driven by drilling and recompletion activity in the U.S. Central and Permian regions and production from the Cordillera acquisition in the Central region. Realized prices in 2012 averaged $33.45 per Mcf barrel, a decrease of $12.50 per barrel, which reduced revenues by $142 million.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on context. All 2013 operating expenses include costs attributable to a noncontrolling interest in Egypt.

	For the Year Ended December 31,
	2013	2012	2011	2013	2012	2011
		(In millions)			(Per boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	$5,114	$4,812	$3,814	$18.42	$16.88	$13.97
Additional	1,176	1,926	109	4.24	6.76	0.40
Other assets	410	371	281	1.47	1.30	1.03
Asset retirement obligation accretion	243	232	154	0.88	0.81	0.56
Lease operating costs	3,056	2,968	2,605	11.00	10.41	9.54
Gathering and transportation costs	297	303	296	1.06	1.08	1.08
Taxes other than income	832	862	899	3.00	3.02	3.29
General and administrative expense	503	531	459	1.81	1.86	1.68
Acquisitions, divestitures & transition	33	31	20	0.12	0.11	0.07
Financing costs, net	174	165	158	0.63	0.58	0.58

Total	$11,838	$12,201	$8,795	$42.63	$42.81	$32.20

Recurring Depreciation, Depletion and Amortization (DD&A)

The following table details the changes in recurring DD&A of oil and gas properties between December 31, 2011, and December 31, 2013:

Recurring DD&A
(In millions)
2011 DD&A	$3,814
Volume change	231
DD&A Rate change	767

2012 DD&A	$4,812
Volume change	(83)
DD&A Rate change	385

2013 DD&A	$5,114

2013 vs. 2012 Recurring full-cost depletion expense increased $302 million on an absolute dollar basis: $385 million on rate partially offset by a decrease of $83 million from lower volumes. Our full-cost depletion rate increased $1.54 to $18.42 per boe reflecting acquisition and drilling costs that exceed our historical levels.

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

In 2013 we recorded non-cash write-downs of the carrying value of the Company’s proved oil and gas properties totaling $1.1 billion. The after-tax impact of these write-downs was $356 million in the U.S., $139 million in the North Sea, and $118 million in Argentina. During the year, the Company also exited operations in Kenya and recorded $46 million net of tax to additional DD&A related to the impairment of the carrying value of the Kenyan oil and gas property leases.

In 2012 we recorded a non-cash write-down on the carrying value of our proved oil and gas property balances in Canada of $1.9 billion ($1.4 billion net of tax). The Company also recorded $28 million of additional DD&A related to the write-off of the carrying value of our oil and gas properties in New Zealand upon exiting the country and $15 million of seismic costs incurred in countries where Apache is pursuing exploration opportunities but has not yet established a presence.

Lease Operating Expenses

Lease operating expenses (LOE) include several key components, such as direct operating costs, repair and maintenance, and workover costs.

Direct operating costs generally trend with commodity prices and are impacted by the type of commodity produced and the location of properties (i.e., offshore, onshore, remote locations, etc.). Fluctuations in commodity prices impact operating cost elements both directly and indirectly. They directly impact costs such as power, fuel, and chemicals, which are commodity price based. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as rig rates, labor, boats, helicopters, materials, and supplies. Oil, which contributed nearly half of our 2013 production, is inherently more expensive to produce than natural gas. Repair and maintenance costs are typically higher on offshore properties in Australia, the North Sea and the U.S. Gulf of Mexico regions.

The following table identifies changes in Apache’s LOE rate from 2011 to 2013:

For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
	Per boe		Per boe
2012 LOE	$10.41	2011 LOE	$9.54
Divestitures(1)	(0.12)	Repairs and maintenance	0.39
Power and fuel costs	0.19	Labor and pumper costs	0.31
Labor and overhead costs	0.17	Non-operated property costs	0.12
Non-operated property costs	0.13	Workover costs	0.06
Transportation	0.12	Other	0.10
Workover costs	0.07	Other decreased production	0.01
Repairs and maintenance	0.07	Acquisitions(1)	(0.12)
Other	0.11
Other increased production	(0.15)

2013 LOE	$11.00	2012 LOE	$10.41

(1)	Per-unit impact of acquisitions and divestitures is shown net of associated production.

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

The following table presents gathering and transportation costs we paid directly to third-party carriers for each of the periods presented:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Canada	$155	$163	$166
U.S.	84	69	64
Egypt	42	39	34
North Sea	7	24	25
Argentina	9	8	7

Total Gathering and transportation	$297	$303	$296

2013 vs. 2012 Gathering and transportation costs decreased $6 million from 2012. The U.S. costs for 2013 increased $15 million as compared to 2012 primarily as a result of increased production in the Permian and Central region from increased drilling activity. Egypt costs were up $3 million from increases in the world scale freight rates. North Sea costs decreased $17 million. Canada’s costs decreased $8 million from a decline in activity.

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

Taxes Other Than Income

Taxes other than income primarily consist of U.K. Petroleum Revenue Tax (PRT), severance taxes on properties onshore and in state or provincial waters off the coast of the U.S., Australia, and Argentina, and ad valorem taxes on properties in the U.S. and Canada. Severance taxes are generally based on a percentage of oil and gas production revenues, while the U.K. PRT is assessed on net receipts from qualifying fields in the U.K. North Sea. We are subject to a variety of other taxes including U.S. franchise taxes, Australian Petroleum Resources Rent Tax, and various Canadian taxes, including the Freehold Mineral tax and Saskatchewan Resources surtax. The table below presents a comparison of these expenses:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
U.K. PRT	$382	$451	$538
Severance taxes	254	220	212
Ad valorem taxes	113	104	94
Other	83	87	55

Total Taxes other than income	$832	$862	$899

2013 vs. 2012 Taxes other than income were $30 million lower than 2012. U.K. PRT decreased $69 million over the comparable 2012 period based on a decrease in production revenues from qualifying fields during the year. Prior-year property acquisitions and higher drilling activity resulted in increases of $34 million and $9 million to severance and ad valorem tax expense, respectively.

2012 vs. 2011 Taxes other than income were $37 million lower than 2011. U.K. PRT decreased $87 million over the comparable 2011 period as a result of a decrease in net receipts, primarily driven by lower revenues on qualifying fields during the year. Property acquisitions in 2011 and 2012 resulted in increases of $8 million and $10 million to severance and ad valorem tax expense, respectively.

General and Administrative Expenses

2013 vs. 2012 General and administrative (G&A) expenses decreased $28 million, or 5 percent, from 2012. On a per-unit basis, G&A expenses were down $0.05 to $1.86 per boe, with the benefit of lower costs partially offset by the impact of lower production.

2012 vs. 2011 G&A expenses increased $72 million, or 16 percent, from 2011. On a per-unit basis, G&A expenses increased 11 percent, or $0.18 per boe: $0.12 per boe primarily relates to stock-based performance plan charges and $0.14 per boe relates to growth-related increases, less $0.08 on increased production.

Acquisitions, Divestitures, and Transition Costs

In 2013, the Company recognized $33 million in acquisitions, divestitures, and transition costs related to the sale of our Gulf of Mexico Shelf assets to Fieldwood and our partnership with Sinopec in Egypt.

In 2012, the Company recognized $31 million in acquisitions, divestitures, and transition costs, reflecting expenses related to our 2011 acquisition of Mobil North Sea Limited and our 2012 acquisition of Cordillera.

In 2011, the Company recognized $20 million in acquisitions, divestitures, and transition costs, reflecting additional expenses related to our 2010 BP asset acquisitions and the Mariner merger as well as costs arising from our 2011 acquisition of Mobil North Sea Limited.

Financing Costs, Net

Financing costs incurred during the period comprised the following:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Interest expense	$571	$509	$433
Amortization of deferred loan costs	8	7	5
Capitalized interest	(374)	(334)	(263)
Gain on extinguishment of debt	(16)	—	—
Interest income	(15)	(17)	(17)

Total Financing costs, net	$174	$165	$158

2013 vs. 2012 Net financing costs increased $9 million from 2012. The increase is primarily related to a $62 million increase in interest expense from debt issuances during 2012, partially offset by a $40 million increase in capitalized interest resulting from additional unproved property balances in the Central and Permian regions. Additionally, Apache realized a gain of $16 million related to debt extinguished during 2013.

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

Provision for Income Taxes

The 2013 provision for income taxes totaled $1.9 billion, representing an effective tax rate of 45.7 percent. The 2013 effective rate reflects the tax benefit from the $1.2 billion non-cash write-downs in the U.S., North Sea, Argentina, and Kenya, impacts from foreign currency fluctuations and a $225 million charge related to distributed foreign earnings and other adjustments. Excluding these items, the 2013 effective tax rate would have been 42 percent.

The 2012 provision for income taxes totaled $2.9 billion, representing an effective tax rate of 59.0 percent. The 2012 effective rate reflects the tax impact from the $1.9 billion Canadian non-cash write-down, a $118 million charge for a North Sea decommissioning tax rate change and other tax adjustments primarily associated with valuation allowances in Canada and Argentina. Excluding these items, the 2012 effective tax rate would have been 44 percent, approximately comparable with the current year rate and the 2011 effective rate of 43 percent.

For additional information regarding income taxes, please refer to Note 7—Income Taxes in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

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

Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of our exploration and development activities and our ability to acquire additional reserves at reasonable costs.

We believe the liquidity and capital resource alternatives available to Apache, combined with internally generated cash flows, will be adequate to fund short-term and long-term operations, including our capital spending program, repayment of debt maturities, and any amount that may ultimately be paid in connection with contingencies.

In May 2013, Apache announced that it would divest approximately $4 billion in assets to enhance financial flexibility and rebalance our portfolio to an asset mix we believe will continue to generate strong returns, drive predictable growth, and deliver value to our shareholders. As of year-end 2013, Apache completed more than $7 billion in asset sales and used the proceeds to pay down nearly $2.6 billion in debt and to repurchase $1 billion in Apache common shares under a 30-million share repurchase program authorized by the Company’s Board of Directors. The Company ended the year with nearly $2 billion of cash on hand.

For additional information, please see Part I, Items 1 and 2—Business and Properties and Part I, Item 1A—Risk Factors of this Form 10-K.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the years presented:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$9,835	$8,504	$9,953
Commercial paper and bank loan borrowings, net	—	549	—
Sale of Gulf of Mexico Shelf properties	3,702	—	—
Proceeds from sale of Egypt noncontrolling interest	2,948	—	—
Proceeds from Kitimat LNG transaction, net	396	—	—
Proceeds from sale of oil and gas properties, other	307	27	422
Fixed-rate debt borrowings	—	4,978	—
Other	21	—	84

	17,209	14,058	10,459

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$11,220	$9,531	$7,078
Acquisitions	215	2,918	1,813
Equity investment in Yara Pilbara Holdings Pty Limited (YPHPL)	—	439	—
Commercial paper, credit facility and bank loan repayments, net	513	—	925
Dividends paid	360	332	306
Shares repurchased	997	—	—
Payments on fixed-rate debt	2,072	400	—
Other	86	573	176

	15,463	14,193	10,298

Increase (decrease) in cash and cash equivalents	$1,746	$(135)	$161

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts differ from those discussed elsewhere in this document, which include accruals.

Net Cash Provided by Operating Activities

Operating cash flows are our primary source of capital and liquidity and are impacted, both in the short-term and the long-term, by volatile oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, asset retirement obligation (ARO) accretion, and deferred income tax expense, which affect earnings but do not affect cash flows.

Net cash provided by operating activities for 2013 totaled $9.8 billion, up $1.3 billion from 2012. The increase reflects comparative changes in working capital during the periods.

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

Proceeds from Sale of Oil and Gas Properties and Noncontrolling Interest in Egypt

During 2013 Apache completed the sale of certain properties in Canada and the U.S. for $4.4 billion. Apache also completed the sale of a one-third minority participation in its Egypt oil and gas business to Sinopec for $2.95 billion. For information regarding our acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Capital Investments

We fund exploration and development (E&D) activities primarily through operating cash flows and budget capital expenditures based on projected operating cash flows. Our operating cash flows, both in the short and long term are impacted by highly volatile oil and natural gas prices, production levels, industry trends impacting operating expenses and our ability to continue to acquire and find high-margin reserves at competitive prices. As a majority of our exploration and development activity is discretionary, we routinely adjust our capital budget on a quarterly basis in response to changing market conditions and operating cash flow forecasts.

We have used a combination of operating cash flows, borrowings under lines of credit and our commercial paper program, and occasionally, issues of public debt or common stock to fund other significant capital investments.

The following table details capital investments for each country in which we do business.

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Exploration and Development:
United States	$5,473	$5,151	$2,768
Canada	720	590	817

North America	6,193	5,741	3,585

Egypt(1)	1,166	1,074	896
Australia	1,179	873	576
North Sea	874	886	823
Argentina	182	289	346
Other International	22	98	61

International(1)	3,423	3,220	2,702

Worldwide E&D Costs(1)	9,616	8,961	6,287

Gathering, Transmission, and Processing Facilities (GTP):
United States	169	75	27
Canada	135	172	148
Egypt(1)	82	33	111
Australia	745	441	345
Argentina	11	16	12
North Sea	1	1	—

Total GTP Costs(1)	1,143	738	643

Asset Retirement Costs	484	948	819
Capitalized Interest	374	334	263

Capital Expenditures	$11,617	$10,981	$8,012

Acquisitions, including GTP	$377	$3,543	$3,189
Asset Retirement Costs—Acquired	53	84	592

Total Acquisitions	$430	$3,627	$3,781

(1)	Includes 2013 capital costs attributable to a noncontrolling interest in Egypt.

Exploration and Development Worldwide E&D expenditures for 2013 totaled $9.6 billion, or 7 percent above 2012. E&D spending in North America was up 8 percent from the prior year and totaled 64 percent of worldwide E&D spending. Expenditures in the U.S. reflect increased drilling activity in the Anadarko basin and Permian Basin, where we continue to shift to more horizontal drilling. In the Permian Basin, we averaged operating 42 rigs during the year. Our recent drilling successes in the Permian has led the region to increase the number of horizontal drilling rigs being utilized throughout 2013, and now approximately half of our rigs are drilling horizontal wells that, given their nature, are more costly than vertical wells. In our Central region we have increased our activity in the Whittenburg and Anadarko basins where our active drilling programs continued to expand. E&D spending in Canada increased 22 percent from the prior-year period as the region has continued to target oil and liquids-rich gas plays across its acreage and drilling more horizontal wells.

E&D expenditures outside of North America increased 6 percent over 2012. Australian expenditures were up $306 million as both exploration and development drilling continued with high activity levels. Egypt was $92 million higher than the prior year on continued drilling activity across all major basins. E&D spending in the North Sea was up $12 million on Beryl field development activity, following the field’s acquisition at the end of 2011. Argentina expenditures were down $107 million on decreased drilling activity.

Gathering, Transmission and Processing Facilities We invested $1.1 billion in GTP in 2013 compared to $738 million in 2012, primarily related to activities associated with the Wheatstone LNG project in Australia.

Acquisitions We acquired $377 million of oil and gas properties and GTP in 2013 compared to $3.5 billion in 2012. Acquisition capital expenditures occur as attractive opportunities arise and, therefore, vary from year to year. For information regarding our acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Payments on Fixed-Rate Debt

During 2013, Apache repaid the $500 million aggregate principal amount of its 5.25 percent notes that matured on April 15, 2013 and the $400 million aggregate principal amount of its 6.00 percent notes that matured on September 15, 2013 by borrowing under our commercial paper program.

In November 2013 the Company announced a cash tender offer to purchase up to $850 million aggregate principal amount of five series of its outstanding notes. On December 20, 2013, the Company accepted for purchase $669 million principal amount of its 2.625 percent notes due 2023 and $181 million principal amount of its 3.25 percent notes due 2022. Apache paid the holders an aggregate of approximately $811 million in cash reflecting principal, the discount to par, and accrued and unpaid interest.

In December 2013, Apache Finance Canada Corporation (Apache Finance Canada) fully redeemed $350 million principal amount of its 4.375 percent notes due in 2015. The notes were redeemed pursuant to the provisions of the notes’ indenture. Apache paid the holders an aggregate of approximately $371 million in cash reflecting principal, the premium to par, and accrued and unpaid interest.

Dividends

The Company has paid cash dividends on its common stock for 49 consecutive years through 2013. Future dividend payments will depend on the Company’s level of earnings, financial requirements, and other relevant factors. Common stock dividends paid during 2013 totaled $303 million, compared with $256 million in 2012 and $230 million in 2011. The Company paid dividends on its Series D Preferred Stock totaling $57 million in 2013, compared with $76 million in each 2012 and 2011. The preferred stock was converted to common stock in August 2013.

In the first quarter of 2013 the Board of Directors approved an 18 percent increase to $0.20 per share for the regular quarterly cash dividend on the Company’s common shares. This increase first applied to the dividend on common shares payable on May 22, 2013, to stockholders of record on April 22, 2013, and subsequent dividends paid.

In the first quarter of 2014 the Board of Directors approved a 25 percent increase to $0.25 per share for the regular quarterly cash dividend on the Company’s common shares. This increase will apply to the dividend on common shares payable on May 22, 2014, to stockholders of record on April 22, 2014, and subsequent dividends paid.

Shares Repurchased

In May 2013, Apache’s Board of Directors authorized the purchase of up to 30 million shares of the Company’s common stock, valued at approximately $2 billion when first announced. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, with the repurchase of 2,924,271 shares at an average price of $85.47 during the month of June. During the fourth quarter of 2013, 8,297,648 shares were repurchased at an average price of $90.08. An additional 2,393,917 shares were purchased subsequent to December 31, 2013 at an average cost of $84.67. The Company anticipates that further purchases will primarily be made with proceeds from asset dispositions, but the Company is not obligated to acquire any specific number of shares.

Liquidity

	At December 31,
	2013	2012
	(In millions, except percentages)
Cash and cash equivalents	$1,906	$160
Total debt	9,725	12,345
Equity	35,393	31,331
Available committed borrowing capacity	3,300	2,811
Floating-rate debt/total debt	1%	5%
Percent of total debt-to-capitalization	22%	28%

Cash and Cash Equivalents

At December 31, 2013, we had $1.9 billion in cash and cash equivalents, of which $1.7 billion of cash was held by foreign subsidiaries, and approximately $158 million was held by Apache Corporation and U.S. subsidiaries. The cash held by foreign subsidiaries is subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly liquid, investment-grade securities with maturities of three months or less at the time of purchase. We intend to use cash from our international subsidiaries to fund international projects.

Debt

At December 31, 2013, outstanding debt, which consisted of notes, debentures, and uncommitted bank lines, totaled $9.7 billion. Current debt consists of $53 million borrowed under uncommitted money market and overdraft lines of credit in Argentina and Canada. We have $900 million of debt maturing in 2017, $550 million maturing in 2018 and the remaining $8.3 billion maturing intermittently in years 2019 through 2096.

Available Credit Facilities

As of December 31, 2013, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2017. The facilities consist of a $1.7 billion facility and a $1.0 billion facility in the U.S., a $300 million facility in Australia, and a $300 million facility in Canada. In July 2013, we amended our $1.0 billion U.S. credit facility to conform certain representations, covenants, and events of default to those in our $1.7 billion U.S. credit facility. The amendments did not affect the amount or repayment terms of the $1.0 billion U.S. facility. As of December 31, 2013, aggregate available borrowing capacity under the Company’s credit facilities was $3.3 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

At the Company’s option, the interest rate for the facilities is based on a base rate, as defined, or the London Inter-bank Offered Rate (LIBOR) plus a margin determined by the Company’s senior long-term debt rating. The $1.7 billion credit facility also allows the Company to borrow under competitive auctions.

At December 31, 2013, the margin over LIBOR for committed loans was 0.875 percent on the $1.0 billion U.S. credit facility and 0.90 percent on each of the $1.7 billion U.S. credit facility, the $300 million Australian credit facility, and the $300 million Canadian credit facility. The Company also pays quarterly facility fees of 0.125 percent on the total amount of the $1.0 billion facility and 0.10 percent on the total amount of the other three facilities. The facility fees vary based upon the Company’s senior long-term debt rating.

The financial covenants of the credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. At December 31, 2013, the Company’s debt-to-capitalization ratio was 22 percent.

The negative covenants include restrictions on the Company’s ability to create liens and security interests on its assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens, and liens arising as a matter of law, such as tax and mechanics’ liens. The Company may incur liens on assets located in the U.S. and Canada of up to 5 percent of the Company’s consolidated assets, or approximately $3.1 billion as of December 31, 2013. There are no restrictions on incurring liens in countries other than the U.S. and Canada. There are also restrictions on Apache’s ability to merge with another entity, unless the Company is the surviving entity, and a restriction on its ability to guarantee debt of entities not within its consolidated group.

There are no clauses in the facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The credit facility agreements do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payments and terminate lending commitments if Apache Corporation, or any of its U.S. or Canadian subsidiaries, defaults on any direct payment obligation in excess of the stated thresholds noted in the agreements or has any unpaid, non-appealable judgment against it in excess of the stated thresholds noted in the agreements. The Company was in compliance with the terms of the credit facilities as of December 31, 2013.

There is no assurance that the financial condition of banks with lending commitments to the Company will not deteriorate. We closely monitor the ratings of the 25 banks in our bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.

Commercial Paper Program

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under committed credit facilities. Our 2013 weighted-average interest rate for commercial paper was 0.38 percent. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s committed credit facilities, which expire in 2016 and 2017, are available as a 100 percent backstop. As of December 31, 2013, the Company had no outstanding commercial paper. At December 31, 2012, the Company had $489 million in commercial paper outstanding.

Letter of Credit Collateral

In the event Apache’s credit rating is downgraded by Moody’s and S&P, Apache will need to provide a letter of credit as collateral to secure certain abandonment obligations. In conjunction with the Forties field and Mobil North Sea Limited acquisitions in 2003 and 2012, respectively, Apache assumed the abandonment obligation of each seller for those properties. Although not currently required, to ensure Apache’s payment of these costs, Apache agreed to deliver a letter of credit to the applicable seller if the rating of Apache’s senior unsecured debt is lowered by both Moody’s and Standard and Poor’s to ratings specified in the agreement with such seller.

Total Debt-to-Capitalization

The Company’s debt-to-capitalization ratio as of December 31, 2013, was 22 percent as compared to 28 percent at December 31, 2012. The decrease in our debt-to-capitalization ratio is directly related to the 2013 payment of fixed and floating debt and repurchase of shares. Apache has historically utilized available committed borrowing capacity, access to both debt and equity capital markets, and proceeds from the occasional sale of nonstrategic assets for liquidity and capital resources needs.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2013. For additional information regarding these obligations, please see Note 6—Debt and Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Contractual Obligations(1)	Note Reference	Total	2014	2015-2016	2017-2018	2019 & Beyond
	(In millions)
Debt, at face value	Note 6	$9,784	$53	$1	$1,450	$8,280
Interest payments	Note 6	10,234	482	965	907	7,880
Drilling rig commitments(2)	Note 8	974	376	429	157	12
Purchase obligations(3)	Note 8	1,759	1,002	533	204	20
Firm transportation agreements	Note 8	683	158	223	129	173
Office and related equipment	Note 8	391	46	101	95	149
Other operating lease obligations(4)	Note 8	686	190	295	193	8

Total Contractual Obligations		$24,511	$2,307	$2,547	$3,135	$16,522

(1)	This table does not include the Company’s liability for dismantlement, abandonment, and restoration costs of oil and gas properties, derivative liabilities, pension or postretirement benefit obligations, or tax reserves. For additional information regarding these liabilities, please see Notes 5, 3, 9, and 7, respectively, in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.
(2)	This represents minimum future expenditures for drilling rig services. Apache’s expenditures for drilling rig services will exceed such minimum amounts to the extent Apache utilizes the drilling rigs subject to a particular contractual commitment for a period greater than the period set forth in the governing contract.
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

Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess settlements resulting from litigation. Apache’s management feels that it has adequately reserved for its contingent obligations, including approximately $93 million for environmental remediation and approximately $10 million for various contingent legal liabilities. For a detailed discussion of the Company’s environmental and legal contingencies, please see Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

The Company also had approximately $79 million accrued as of December 31, 2013, for an insurance contingency as a member of Oil Insurance Limited (OIL). This insurance co-op insures specific property, pollution liability, and other catastrophic risks of the Company. As part of its membership, the Company is contractually committed to pay a withdrawal premium if we elect to withdraw from OIL. Apache does not anticipate withdrawal from the insurance pool; however, the potential withdrawal premium is calculated annually based on past losses and the nature of our asset base.

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

Our current insurance policies covering physical damage to our assets provide $1 billion in coverage per occurrence. These policies also provide sudden pollution coverage. Coverage for damage to our U.S. Gulf of Mexico assets specifically resulting from a named windstorm, however, is subject to a maximum of $250 million per named windstorm, which includes a self-insured retention of 40 percent of the losses above a $100 million deductible and is limited to an annual aggregate of $300 million.

Our current insurance policies covering general liabilities provide coverage of $660 million subject to Apache’s interest. This coverage is in excess of existing policies, including, but not limited to, aircraft liability, employer’s liability, and automobile liability. Our service agreements, including drilling contracts, generally indemnify Apache for injuries and death of the service provider’s employees as well as subcontractors hired by the service provider.

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

	For the Year Ended December 31,
	2013	2012	2011
	(In millions, except per share data)
Income (Loss) Attributable to Common Stock (GAAP)	$2,188	$1,925	$4,508

Adjustments:
Oil & gas property write-downs, net of tax(1)	659	1,427	60
Deferred tax on distributed foreign earnings	225	—	—
Deferred tax adjustments	58	226	(75)
U.K. income tax adjustments	—	118	218
Commodity derivative mark-to-market, net of tax(2)	142	51	—
Acquisitions, divestitures, and transition, net of tax(3)	21	19	13
Unrealized foreign currency fluctuation impact on deferred tax expense	(123)	1	(73)

Adjusted Earnings (Non-GAAP)	$3,170	$3,767	$4,651

Net Income per Common Share—Diluted (GAAP)	$5.50	$4.92	$11.47

Adjustments:
Oil & gas property write-downs, net of tax(1)	1.63	3.53	0.15
Deferred tax on distributed foreign earnings	0.55	—	—
Deferred tax adjustments	0.14	0.56	(0.19)
U.K. income tax adjustments	—	0.30	0.55
Commodity derivative mark-to-market, net of tax(2)	0.35	0.13	—
Acquisitions, divestitures, and transition, net of tax(3)	0.05	0.04	0.03
Unrealized foreign currency fluctuation impact on deferred tax expense	(0.30)	—	(0.18)

Adjusted Earnings Per Share—Diluted (Non-GAAP)	$7.92	$9.48	$11.83

(1)	Write-downs of our U.S., North Sea, and Argentina proved oil and gas property balances of $552 million, $368 million, and $181 million, respectively, were recorded in 2013, for which tax benefits of $196 million, $229 million, and $63 million, respectively, were recognized. Separately, a $75 million non-cash write-down was recorded related to the Company’s exit of operations in Kenya, for which a tax benefit of $29 million was recognized. A non-cash write-down on the carrying value of our proved oil and gas property balances in Canada of $1.9 billion was recorded during 2012, for which a tax benefit of $474 million was recognized. The tax effect was calculated utilizing the Canadian statutory rate currently in effect.
(2)	Commodity derivative mark-to-market losses recorded in 2013 totaled $221 million, for which a tax benefit of $79 million was recognized.
(3)	Acquisitions, divestitures, and transition costs recorded in 2013, 2012, and 2011, totaled $33 million, $31 million, and $20 million, respectively, for which tax benefits of $12 million, $12 million, and $7 million, respectively, were recognized. The tax effect was calculated utilizing the statutory rates in effect in each country where costs were incurred.

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

Reserves are calculated using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

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

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather and political climate. In 2013, our average crude oil realizations have remained flat at $101.99 per barrel compared to $102.53 per barrel in 2012. Our average natural gas price realizations decreased 3 percent in 2013 to $3.70 per Mcf from $3.80 per Mcf in 2012.

We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache typically uses futures contracts, swaps, and options to mitigate commodity price risk. In 2013 approximately 8 percent of our natural gas production and approximately 42 percent of our crude oil production was subject to financial derivative hedges, compared with 13 percent and 13 percent, respectively, in 2012.

On December 31, 2013, the Company had open natural gas derivatives in an asset position with a fair value of $3 million. A 10 percent movement in natural gas prices would move the fair value by approximately $463,000. The Company also had open oil derivatives in a liability position with a fair value of $301 million. A 10 percent increase in oil prices would increase the liability by approximately $476 million, while a 10 percent decrease in prices would move the derivatives to an asset position of $175 million. These fair value changes assume volatility based on prevailing market parameters at December 31, 2013. See Note 3—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Interest Rate Risk

The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 99.5 percent of the Company’s debt. At December 31, 2013, total debt included $53 million of floating-rate debt. As a result, Apache’s annual interest costs in 2013 will fluctuate based on short-term interest rates on approximately 0.5 percent of our total debt outstanding at December 31, 2013. A 10 percent change in floating interest rates on year-end floating debt balances would change annual interest expense by approximately $1.6 million.

Foreign Currency Risk

The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts, and gas production is sold under a mixture of fixed-price U.S. dollar and Australian dollar contracts. Approximately 40 percent of the costs incurred for Australian operations are paid in U.S. dollars. In Canada, oil and gas prices and costs, such as equipment rentals and services, are generally denominated in Canadian dollars but are heavily influenced by U.S. markets. Our North Sea production is sold under U.S. dollar contracts, and the majority of costs incurred are paid in British pounds. In Egypt, all oil and gas production is sold under U.S. dollar contracts, and the majority of the costs incurred are denominated in U.S. dollars. Argentine revenues and expenditures are largely denominated in U.S. dollars, but are converted into Argentine pesos at the time of payment. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars, British pounds, and Argentine pesos are converted to U.S. dollar equivalents based on the average exchange rates during the period.

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A 10 percent strengthening or weakening of the Australian dollar, Canadian dollar, British pound, and Argentine peso against the U.S. dollar as of December 31, 2013, would result in a foreign currency net loss or gain, respectively, of approximately $186 million.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2013, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs and other products or services;

•	our commodity derivative and hedging arrangements;

•	the supply and demand for oil, natural gas, NGLs and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	the impact on our operations due to changes in the Egyptian government;

•	the integration of acquisitions;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•	other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in this Form 10-K.

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

The financial statements and supplementary financial information required to be filed under this Item 8 are presented on pages F-1 through F-73 in Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements for the fiscal years ended December 31, 2013, 2012, and 2011, included in this report, have been audited by Ernst & Young LLP, registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Company’s Chairman and Chief Executive Officer, in his capacity as principal executive officer, and Thomas P. Chambers, the Company’s Senior Vice President, Finance, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We also made no changes in internal controls over financial reporting during the quarter ending December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ending December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 11, 2014, the Company appointed Alfonso Leon as executive vice president and chief financial officer effective as of February 13, 2014, and Thomas P. Chambers ceased service as the chief financial officer as of the close of business on that date, assuming the new position of the Company’s senior vice president, Finance. Continuing through March 1, 2014, Mr. Chambers will continue to perform the functions of Company’s principal financial officer; Mr. Leon will assume the role of principal financial officer effective as of that date.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Nominees for Election as Directors,” “Continuing Directors,” “Executive Officers of the Company,” and “Securities Ownership and Principal Holders” in the proxy statement relating to the Company’s 2014 annual meeting of shareholders (the Proxy Statement) is incorporated herein by reference.

Code of Business Conduct

Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, we are required to adopt a code of business conduct and ethics for our directors, officers, and employees. In February 2004, the Board of Directors adopted the Code of Business Conduct (Code of Conduct), and revised it in November 2013. The revised Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access the Company’s Code of Conduct on the Governance page of the Company’s website at www.apachecorp.com. Any shareholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company’s corporate secretary at the address on the cover of this Form 10-K. Changes in and waivers to the Code of Conduct for the Company’s directors, chief executive officer and certain senior financial officers will be posted on the Company’s website within five business days and maintained for at least 12 months. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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

3.	Exhibits

EXHIBIT NO.		DESCRIPTION

2.1	–	Agreement and Plan of Merger, dated April 14, 2010, by and among Registrant, ZMZ Acquisitions LLC, and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated April 14, 2010, filed April 16, 2010, SEC File No. 001-4300) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.2	–	Amendment No. 1, dated August 2, 2010, to Agreement and Plan of Merger, dated April 14, 2010, by and among Registrant, ZMZ Acquisitions LLC, and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated August 2, 2010, filed on August 3, 2010, SEC File No. 001-4300) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.3	–	Purchase and Sale Agreement by and between BP America Production Company and ZPZ Delaware I LLC dated July 20, 2010 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.4	–	Partnership Interest and Share Purchase and Sale Agreement by and between BP Canada Energy and Apache Canada Ltd. dated July 20, 2010 (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

EXHIBIT NO.		DESCRIPTION

2.5	–	Purchase and Sale Agreement by and among BP Egypt Company, BP Exploration (Delta) Limited and ZPZ Egypt Corporation LDC dated July 20, 2010 (incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

3.1	–	Restated Certificate of Incorporation of Registrant, dated September 19, 2013, as filed with the Secretary of State of Delaware on September 19, 2013 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed September 20, 2013, SEC File No. 001-4300).

3.2	–	Certificate of Designations of the 6.00% Mandatory Convertible Preferred Stock, Series D (incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form 8-A, dated July 29, 2010, SEC File No. 001-4300).

3.3	–	Certificate of Elimination of Series D Preferred Stock of Registrant, dated September 18, 2013, as filed with the Secretary of State of Delaware on September 19, 2013 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed September 19, 2013, SEC File No. 001-4300).

3.4	–	Bylaws of Registrant, as amended May 16, 2013 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 17, 2013, SEC File No. 001-4300).

4.1	–	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, SEC File No. 001-4300).

4.2	–	Form of Certificate for the 6.00% Mandatory Convertible Preferred Stock, Series D (incorporated by reference to Exhibit A of Exhibit 3.3 to Registrant’s Registration Statement on Form 8-A, dated July 29, 2010, SEC File No. 001-4300).

4.3	–	Form of 3.625% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.4	–	Form of 5.250% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.5	–	Form of 5.100% Notes due 2040 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated August 17, 2010, filed on August 20, 2010, SEC File No. 001-4300).

4.6	–	Form of 1.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.7	–	Form of 3.25% Note due 2022 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.8	–	Form of 4.75% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.9	–	Form of 2.625% Notes due 2023 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

4.10	–	Form of 4.250% Notes due 2044 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

4.11	–	Rights Agreement, dated January 31, 1996, between Registrant and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.), rights agent, relating to the declaration of a rights dividend to Registrant’s common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant’s Registration Statement on Form 8-A, dated January 24, 1996, SEC File No. 001-4300).

4.12	–	Amendment No. 1, dated as of January 31, 2006, to the Rights Agreement dated as of December 31, 1996, between Apache Corporation, a Delaware corporation, and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 4.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, dated January 31, 2006, SEC File No. 001-4300).

4.13	–	Senior Indenture, dated February 15, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank), formerly known as The Chase Manhattan Bank, as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).

4.14	–	First Supplemental Indenture to the Senior Indenture, dated as of November 5, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).

4.15	–	Form of Indenture among Apache Finance Pty Ltd, Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1997, Reg. No. 333-339973).

4.16	–	Form of Indenture among Registrant, Apache Finance Canada Corporation and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1999, Reg. No. 333-90147).

4.17	–	Deposit Agreement, dated as of July 28, 2010, between Registrants and Wells Fargo Bank, N.A., as depositary, on behalf of all holders from time to time of the receipts issued there under (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).

4.18	–	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Exhibit A to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).

4.19	–	Senior Indenture, dated May 19, 2011, between Registrant and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Corporation (incorporated by reference to Exhibit 4.14 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

EXHIBIT NO.		DESCRIPTION

4.20	–	Senior Indenture, dated May 19, 2011, among Apache Finance Pty Ltd, Apache Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Finance Pty Ltd and the related guarantees (incorporated by reference to Exhibit 4.16 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.21	–	Senior Indenture, dated May 19, 2011, among Apache Finance Canada Corporation, Apache Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Finance Corporation and the related guarantees (incorporated by reference to Exhibit 4.20 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.22	–	Form of Apache Corporation November 10, 2010 First Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.23	–	Form of Apache Corporation November 10, 2010 Second Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.24	–	Form of Apache Corporation November 10, 2010 Non-Statutory Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

10.1	–	Credit Agreement, dated August 12, 2011, among Registrant, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., Bank of America, N.A., and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 18, 2011, SEC File No. 001-4300).

10.2	–	First Amendment to Credit Agreement, dated as of July 17, 2013, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto, amending Credit Agreement, dated as of August 12, 2011, among the same parties (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, SEC File No. 001-4300).

10.3	–	Credit Agreement, dated as of June 4, 2012, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300).

10.4	–	Credit Agreement, dated as of June 4, 2012, among Apache Canada Ltd., the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Royal Bank of Canada, as Canadian Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300)

EXHIBIT NO.		DESCRIPTION

10.5	–	Syndicated Facility Agreement, dated as of June 4, 2012, among Apache Energy Limited (ACN 009 301 964), the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Citisecurities Limited (ABN 51 008 489 610), as Australian Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300).

†10.6	–	Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

†10.7	–	First Amendment to Apache Corporation Corporate Incentive Compensation Plan A, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.8	–	Apache Corporation Corporate Incentive Compensation Plan B (Strategic Objectives Format), dated July 16, 1998 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

†10.9	–	First Amendment to Apache Corporation Corporate Incentive Compensation Plan B, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

*†10.10	–	Apache Corporation 401(k) Savings Plan, as amended and restated, dated May 14, 2013, effective May 1, 2013.

†10.11	–	Amendment to Apache Corporation 401(k) Savings Plan, dated October 25, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, SEC File No. 001-4300).

†10.12	–	Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated July 14, 2010, except as otherwise specified (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

†10.13	–	Amendment to Apache Corporation Non-Qualified Retirement/Savings Plan of Apache Corporation, dated December 19, 2011, effective January 1, 2012 (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report Form 10-K for year ended December 31, 2011, SEC File No. 001-4300).

†10.14	–	Amendment to Non-Qualified Retirement/Savings Plan of Apache Corporation, dated November 8, 2012, effective January 1, 2013 (incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2012, SEC File No. 001-4300).

†10.15	–	Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, dated November 7, 2011, effective January 1, 2012 (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, dated December 21, 2011, Reg. No. 333-178672).

†10.16	–	Amendment to Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, dated November 8, 2012, effective January 1, 2013 (incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2012, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

*†10.17	–	Apache Corporation 2011 Omnibus Equity Compensation Plan, as amended and restated February 3, 2014.

†10.18	–	Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated May 4, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.19	–	Apache Corporation 2000 Stock Option Plan, as amended and restated May 5, 2011 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.20	–	Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2013, SEC File No. 001-4300).

†10.21	–	Apache Corporation 2005 Stock Option Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2013, Commission File No. 001-4300).

†10.22	–	Apache Corporation Income Continuance Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

*†10.23	–	Apache Corporation Deferred Delivery Plan, as amended and restated November 11, 2013.

†10.24	–	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated February 6, 2013 (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 001-4300).

†10.25	–	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated February 6, 2013 (incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 001-4300).

†10.26	–	Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007, SEC File No. 001-4300).

†10.27	–	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, dated May 5, 2011, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

*†10.28	–	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, as amended and restated May 15, 2013, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan.

†10.29	–	Restated Employment and Consulting Agreement, dated January 15, 2009, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 15, 2009, filed January 16, 2009, SEC File No. 001-4300).

†10.30	–	Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1990, SEC File No. 001-4300).

†10.31	–	Employment Agreement between Registrant and G. Steven Farris, dated June 6, 1988, and First Amendment, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.32	–	Restricted Stock Unit Award Agreement, dated May 8, 2008, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008, SEC File No. 001-4300).

†10.33	–	Form of Restricted Stock Unit Award Agreement, dated February 12, 2009, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 12, 2009, filed February 18, 2009, SEC File No. 001-4300).

†10.34	–	Amendment to Restricted Stock Unit Award Agreement, dated March 7, 2011, between Registrant and John A. Crum (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report Form 8-K/A filed March 8, 2011, SEC File No. 001-4300).

†10.35	–	Resignation Agreement, dated March 7, 2011 between Registrant and John A. Crum (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K/A filed March 8, 2011, SEC File No. 001-4300).

†10.36	–	Form of Restricted Stock Unit Award Agreement, dated November 18, 2009, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.37	–	Form of Restricted Stock Unit Grant Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.38	–	Form of Stock Option Award Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.39	–	Form of 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.40	–	Form of First Amendment, effective May 5, 2010, to 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 11, 2010, SEC File No. 001-4300).

†10.41	–	Form of Restricted Stock Unit Award Agreement, dated January 15, 2010, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.42	–	Form of 2011 Performance Program Agreement, dated January 7, 2011, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, Roger B. Plank, Michael S. Bahorich, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2011, SEC File No. 001-4300).

†10.43	–	Restricted Stock Unit Award Agreement, dated February 9, 2011, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2011, SEC File No. 001-4300).

†10.44	–	Form of 2012 Performance Program Agreement, dated January 11, 2012, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, P. Anthony Lannie, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2012, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.45	–	Form of 2013 Performance Program Agreement, dated January 9, 2013, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 11, 2013, SEC File No. 001-4300).

*10.46	–	Form of 2014 Performance Agreement (Total Shareholder Return), dated January 9, 2014, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, P. Anthony Lannie, and Thomas P. Chambers.

*10.47	–	Form of 2014 Performance Agreement (Business Performance), dated February 3, 2014, between Registrant and each of G. Steven Farris, Roger B. Plank, Rodney J. Eichler, P. Anthony Lannie, and Thomas P. Chambers.

*12.1	–	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

*14.1	–	Code of Business Conduct, as amended and restated November 13, 2013.

*21.1	–	Subsidiaries of Registrant

*23.1	–	Consent of Ernst & Young LLP

*23.2	–	Consent of Ryder Scott Company L.P., Petroleum Consultants

*24.1	–	Power of Attorney (included as a part of the signature pages to this report)

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*99.1	–	Report of Ryder Scott Company L.P., Petroleum Consultants

*101.INS	–	XBRL Instance Document.

*101.SCH	–	XBRL Taxonomy Schema Document.

*101.CAL	–	XBRL Calculation Linkbase Document.

*101.LAB	–	XBRL Label Linkbase Document.

*101.PRE	–	XBRL Presentation Linkbase Document.

*101.DEF	–	XBRL Definition Linkbase Document.

*	Filed herewith.
†	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.

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

APACHE CORPORATION

/s/ G. STEVEN FARRIS
G. Steven Farris
Chairman of the Board, Chief Executive Officer, and President

Dated: February 28, 2014

POWER OF ATTORNEY

The officers and directors of Apache Corporation, whose signatures appear below, hereby constitute and appoint G. Steven Farris, P. Anthony Lannie, Alfonso Leon, Thomas P. Chambers, and Rebecca A. Hoyt, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ G. STEVEN FARRIS G. Steven Farris	Chairman of the Board, Chief Executive Officer, and President (principal executive officer)	February 28, 2014

/s/ THOMAS P. CHAMBERS Thomas P. Chambers	Senior Vice President, Finance (principal financial officer)	February 28, 2014

/s/ REBECCA A. HOYT Rebecca A. Hoyt	Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 28, 2014

Name	Title	Date

/s/ RANDOLPH M. FERLIC Randolph M. Ferlic	Director	February 28, 2014

/s/ EUGENE C. FIEDOREK Eugene C. Fiedorek	Director	February 28, 2014

/s/ A.D. FRAZIER, JR. A. D. Frazier, Jr.	Director	February 28, 2014

/s/ CHANSOO JOUNG Chansoo Joung	Director	February 28, 2014

/s/ GEORGE D. LAWRENCE George D. Lawrence	Director	February 28, 2014

/s/ JOHN E. LOWE John E. Lowe	Director	February 28, 2014

/s/ WILLIAM C. MONTGOMERY William C. Montgomery	Director	February 28, 2014

/s/ AMY H. NELSON Amy H. Nelson	Director	February 28, 2014

/s/ RODMAN D. PATTON Rodman D. Patton	Director	February 28, 2014

/s/ CHARLES J. PITMAN Charles J. Pitman	Director	February 28, 2014

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

/s/ G. Steven Farris

Chairman of the Board, Chief Executive Officer, and President

(principal executive officer)

/s/ Thomas P. Chambers

Senior Vice President, Finance

(principal financial officer)

/s/ Rebecca A. Hoyt

Vice President, Chief Accounting Officer and Controller

(principal accounting officer)

Houston, Texas

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apache Corporation:

We have audited the accompanying consolidated balance sheets of Apache Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apache Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apache Corporation:

We have audited Apache Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Apache Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apache Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apache Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013 of Apache Corporation and subsidiaries, and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 28, 2014

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2013	2012	2011
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues:
Oil revenues	$12,903	$13,210	$12,679
Gas revenues	2,829	3,193	3,609
Natural gas liquids revenues	670	544	522

	16,402	16,947	16,810
Derivative instrument gains (losses), net	(399)	(79)	—
Other	51	210	78

	16,054	17,078	16,888

OPERATING EXPENSES:
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	5,114	4,812	3,814
Additional	1,176	1,926	109
Other assets	410	371	281
Asset retirement obligation accretion	243	232	154
Lease operating expenses	3,056	2,968	2,605
Gathering and transportation	297	303	296
Taxes other than income	832	862	899
General and administrative	503	531	459
Acquisitions, divestitures and transition	33	31	20
Financing costs, net	174	165	158

	11,838	12,201	8,795

INCOME BEFORE INCOME TAXES	4,216	4,877	8,093
Current income tax provision	1,665	2,199	2,263
Deferred income tax provision	263	677	1,246

NET INCOME INCLUDING NONCONTROLLING INTEREST	2,288	2,001	4,584
Net income attributable to noncontrolling interest	56	—	—
Preferred stock dividends	44	76	76

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$2,188	$1,925	$4,508

NET INCOME PER COMMON SHARE:
Basic	$5.53	$4.95	$11.75
Diluted	$5.50	$4.92	$11.47

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	395	389	384
Diluted	406	391	400

DIVIDENDS DECLARED PER COMMON SHARE	$0.80	$0.68	$0.60

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$2,288	$2,001	$4,584

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and postretirement benefit plan, net of tax	9	(2)	(1)
Commodity cash flow hedge activity, net of tax:
Reclassification of (gain) loss on settled derivative instruments	11	(199)	19
Change in fair value of derivative instruments	(5)	79	115
Derivative hedge ineffectiveness reclassified into earnings	1	—	(1)

	16	(122)	132

COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTEREST	2,304	1,879	4,716
Comprehensive income attributable to noncontrolling interest	56	—	—
Preferred stock dividends	44	76	76

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$2,204	$1,803	$4,640

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended
	December 31,
	2013	2012	2011
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$2,288	$2,001	$4,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	6,700	7,109	4,204
Asset retirement obligation accretion	243	232	154
Provision for deferred income taxes	263	677	1,246
Other	260	226	46
Changes in operating assets and liabilities:
Receivables	124	12	(759)
Inventories	(70)	(59)	(37)
Drilling advances	230	(343)	26
Deferred charges and other	(124)	61	27
Accounts payable	479	(100)	241
Accrued expenses	(553)	(1,142)	90
Deferred credits and noncurrent liabilities	(5)	(170)	131

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,835	8,504	9,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(10,019)	(8,781)	(6,414)
Additions to gas gathering, transmission, and processing facilities	(1,201)	(750)	(664)
Proceeds from divestiture of Gulf of Mexico Shelf properties	3,702	—	—
Proceeds from Kitimat LNG transaction, net	396	—	—
Proceeds from sale of oil and gas properties, other	307	27	422
Acquisition of Cordillera Energy Partners III, LLC	—	(2,666)	—
Acquisition of Yara Pilbara Holdings Pty Limited	—	(439)	—
Acquisition of Mobil North Sea Limited	—	—	(1,246)
Acquisitions, other	(215)	(252)	(567)
Other, net	(86)	(563)	(176)

NET CASH USED IN INVESTING ACTIVITIES	(7,116)	(13,424)	(8,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facilities and bank notes, net	(513)	549	(925)
Fixed rate debt borrowings	—	4,978	—
Payments on fixed rate debt	(2,072)	(400)	—
Proceeds from sale of noncontrolling interest	2,948	—	—
Dividends paid	(360)	(332)	(306)
Shares repurchased	(997)	—	—
Other	21	(10)	84

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(973)	4,785	(1,147)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,746	(135)	161
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	160	295	134

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,906	$160	$295

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$192	$146	$156
Income taxes paid, net of refunds	1,766	2,590	1,686

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2013	2012
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,906	$160
Receivables, net of allowance	2,952	3,086
Inventories	891	908
Drilling advances	371	584
Derivative instruments	1	31
Prepaid assets and other	245	193

	6,366	4,962

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	83,390	78,383
Unproved properties and properties under development, not being amortized	8,363	8,754
Gathering, transmission, and processing facilities	6,995	5,955
Other	1,071	1,055

	99,819	94,147
Less: Accumulated depreciation, depletion, and amortization	(47,398)	(40,867)

	52,421	53,280

OTHER ASSETS:
Goodwill	1,369	1,289
Deferred charges and other	1,481	1,206

	$61,637	$60,737

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,616	$1,092
Current debt	53	990
Current asset retirement obligation	121	478
Derivative instruments	299	116
Other current liabilities	2,611	2,860

	4,700	5,536

LONG-TERM DEBT	9,672	11,355

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	8,364	8,024
Asset retirement obligation	3,101	4,100
Other	407	391

	11,872	12,515

COMMITMENTS AND CONTINGENCIES (Note 8)

EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, 6% Cumulative Mandatory Convertible, Series D, $1,000 per share liquidation preference, 1,265,000 shares converted in 2013, 1,265,000 shares issued and outstanding in 2012	—	1,227
Common stock, $0.625 par, 860,000,000 shares authorized, 408,041,088 and 392,712,245 shares issued, respectively	255	245
Paid-in capital	12,251	9,859
Retained earnings	22,032	20,161
Treasury stock, at cost, 12,268,180 and 1,071,475 shares, respectively	(1,027)	(30)
Accumulated other comprehensive loss	(115)	(131)

APACHE SHAREHOLDERS’ EQUITY	33,396	31,331
Noncontrolling interest	1,997	—

TOTAL EQUITY	35,393	31,331

	$61,637	$60,737

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CHANGES IN EQUITY

	Series D Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	APACHE SHAREHOLDERS’ EQUITY	Non Controlling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2010	$1,227	$240	$8,864	$14,223	$(36)	$(141)	$24,377	$—	$24,377
Net income	—	—	—	4,584	—	—	4,584	—	4,584
Postretirement, net of tax of $7	—	—	—	—	—	(1)	(1)	—	(1)
Commodity hedges, net of tax of $66	—	—	—	—	—	133	133	—	133
Dividends:
Preferred	—	—	—	(76)	—	—	(76)	—	(76)
Common ($0.60 per share)	—	—	—	(231)	—	—	(231)	—	(231)
Common stock activity, net	—	1	35	—	—	—	36	—	36
Treasury stock activity, net	—	—	2	—	4	—	6	—	6
Compensation expense	—	—	167	—	—	—	167	—	167
Other	—	—	(2)	—	—	—	(2)	—	(2)

BALANCE AT DECEMBER 31, 2011	$1,227	$241	$9,066	$18,500	$(32)	$(9)	$28,993	$—	$28,993
Net income	—	—	—	2,001	—	—	2,001	—	2,001
Postretirement, net of tax of $5	—	—	—	—	—	(2)	(2)	—	(2)
Commodity hedges, net of tax of $35	—	—	—	—	—	(120)	(120)	—	(120)
Dividends:
Preferred	—	—	—	(76)	—	—	(76)	—	(76)
Common ($0.68 per share)	—	—	—	(264)	—	—	(264)	—	(264)
Common shares issued	—	3	598	—	—	—	601	—	601
Common stock activity, net	—	1	(44)	—	—	—	(43)	—	(43)
Treasury stock activity, net	—	—	1	—	2	—	3	—	3
Compensation expense	—	—	238	—	—	—	238	—	238

BALANCE AT DECEMBER 31, 2012	$1,227	$245	$9,859	$20,161	$(30)	$(131)	$31,331	$—	$31,331
Net income	—	—	—	2,232	—	—	2,232	56	2,288
Postretirement, net of tax of $9	—	—	—	—	—	9	9	—	9
Commodity hedges, net of tax of $4	—	—	—	—	—	7	7	—	7
Dividends:
Preferred	—	—	—	(44)	—	—	(44)	—	(44)
Common ($0.80 per share)	—	—	—	(317)	—	—	(317)	—	(317)
Common stock activity, net	—	1	(22)	—	—	—	(21)	—	(21)
Treasury stock activity, net	—	—	—	—	(997)	—	(997)	—	(997)
Sale of noncontrolling interest	—	—	1,007	—	—	—	1,007	1,941	2,948
Conversion of Series D preferred stock	(1,227)	9	1,218	—	—	—	—	—	—
Compensation expense	—	—	189	—	—	—	189	—	189

BALANCE AT DECEMBER 31, 2013	$—	$255	$12,251	$22,032	$(1,027)	$(115)	$33,396	$1,997	$35,393

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. The Company has exploration and production interests in six countries: the United States (U.S.), Canada, Egypt, Australia, the United Kingdom (U.K.) North Sea (North Sea), and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies used by Apache and its subsidiaries reflect industry practices and conform to accounting principles generally accepted in the U.S. (GAAP). The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation. Significant policies are discussed below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Apache and its subsidiaries after elimination of intercompany balances and transactions. The Company’s undivided interests in oil and gas exploration and production ventures and partnerships are proportionately consolidated. The Company consolidates all other investments in which, either through direct or indirect ownership, Apache has more than a 50 percent voting interest or controls the financial and operating decisions. Noncontrolling interests represent third-party ownership in the net assets of a consolidated Apache subsidiary and are reflected separately in the Company’s financial statements. For further information, please refer to Note 2 — Acquisitions and Divestitures. Investments in which Apache holds less than 50 percent of the voting interest are typically accounted for under the equity method of accounting, with the balance recorded as a component of “Deferred charges and other” in Apache’s consolidated balance sheet and results of operations recorded as a component of “Other” under “Revenues and Other” in the Company’s statement of consolidated operations.

Use of Estimates

Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Apache evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the fair value determination of acquired assets and liabilities (see Note 2 — Acquisitions and Divestitures), the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom (see Note 14 — Supplemental Oil and Gas Disclosures), the assessment of asset retirement obligations (see Note 5 — Asset Retirement Obligation), and the estimate of income taxes (see Note 7 — Income Taxes).

Fair Value Measurements

Certain assets and liabilities are reported at fair value on a recurring basis in Apache’s consolidated balance sheet. Accounting Standards Codification (ASC) 820-10-35 provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs,

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

Fair value measurements are presented in further detail in Note 3 — Derivative Instruments and Hedging Activities, Note 6 — Debt, and Note 9 — Retirement and Deferred Compensation Plans.

Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2013 and 2012, Apache had $1.9 billion and $160 million, respectively, of cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and an allowance for uncollectible accounts. The carrying amount of Apache’s accounts receivable approximates fair value because of the short-term nature of the instruments. The Company routinely assesses the collectability of all material trade and other receivables. Many of Apache’s receivables are from joint interest owners on properties Apache operates. The Company may have the ability to withhold future revenue disbursements to recover any non-payment of these joint interest billings. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2013 and 2012, the Company had an allowance for doubtful accounts of $96 million and $82 million, respectively.

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

property acquisitions are capitalized. All costs related to production, general corporate overhead, and similar activities are expensed as incurred. Apache capitalized $401 million, $402 million, and $335 million of internal costs in 2013, 2012, and 2011, respectively.

Proved properties are amortized on a country-by-country basis using the units of production method (UOP). The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter by the cost of those reserves. The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion and amortization (DD&A), estimated future development costs (future costs to access and develop proved reserves), and asset retirement costs, less related salvage value.

The cost of unproved properties and properties under development are excluded from the amortization calculation until it is determined whether or not proved reserves can be assigned to such properties or until development projects are placed in service. Geological and geophysical costs not associated with specific prospects are recorded to proved property immediately. Unproved properties and properties under development are reviewed for impairment at least quarterly. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In 2013, Apache’s statement of consolidated operations includes additional DD&A of $75 million related to exiting operations in Kenya. In 2012, Apache recorded additional DD&A of $28 million related to exiting operations in New Zealand and $15 million of seismic costs incurred in countries where it has no established presence. In 2011, Apache recorded additional DD&A of $60 million related to exiting operations in Chile and $49 million of seismic costs incurred in countries where it has no established presence.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. During 2013, Apache recorded non-cash write-downs of the carrying value of the Company’s proved oil and gas properties totaling $1.1 billion. The after-tax impact of these write-downs was $356 million in the U.S., $139 million in the North Sea, and $118 million in Argentina. Cash flow hedges did not materially affect the 2013 calculations. During 2012, the Company recorded a $1.9 billion ($1.4 billion net of tax) non-cash write-down of the carrying value of the Company’s Canadian proved oil and gas properties. Excluding the effects of cash flow hedges in calculating the ceiling limitation, the write-down for the full year would have been higher by $135 million ($101 million net of tax).

Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized in income. No gain or loss was recorded on the Company’s divestitures in 2013, 2012, or 2011.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Gathering, Transmission, and Processing Facilities

Gathering, transmission, and processing facilities totaled $7.0 billion and $6.0 billion at December 31, 2013 and 2012, respectively. The Company assesses the carrying amount of its gathering, transmission, and processing facilities whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of these facilities is less than the sum of the undiscounted cash flows, an impairment loss is recognized for the excess of the carrying value over its fair value. No impairment of gathering, transmission, and processing facilities was recognized during 2013, 2012, or 2011.

Gathering, transmission, and processing facilities, buildings, and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to 25 years. Accumulated depreciation for these assets totaled $2.1 billion and $1.9 billion at December 31, 2013 and 2012, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. The Company assesses the carrying amount of goodwill by testing for impairment annually and when impairment indicators arise. Goodwill totaled $1.4 billion and $1.3 billion at December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, goodwill of $163 million and $84 million, respectively, was recorded in the North Sea. As of December 31, 2013 and 2012, goodwill of $1.0 billion, $103 million, and $86 million was recorded in the U.S., Canada, and Egypt, respectively. Each country was assessed as a reporting unit, and no impairment of goodwill was recognized during 2013, 2012, or 2011.

Accounts Payable

Included in accounts payable at December 31, 2013 and 2012, are liabilities of approximately $271 million and $255 million, respectively, representing the amount by which checks issued but not presented to the Company’s banks for collection exceeded balances in applicable bank accounts.

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

Apache markets its own U.S. natural gas production. Since the Company’s production fluctuates because of operational issues, it is occasionally necessary to purchase third-party gas to fulfill sales obligations and commitments. Both the costs and sales proceeds of this third-party gas are reported on a net basis in oil and gas production revenues. The costs of third-party gas netted against the related sales proceeds totaled $34 million, $27 million, and $28 million, for 2013, 2012, and 2011, respectively.

The Company’s Egyptian operations are conducted pursuant to production sharing contracts under which contractor partners pay all operating and capital costs for exploring and developing the concessions. A percentage of the production, generally up to 40 percent, is available to contractor partners to recover these operating and capital costs over contractually defined periods. Cost recovery is reflected in revenue. The balance of the production is split among the contractor partners and the Egyptian General Petroleum Corporation (EGPC) on a contractually defined basis.

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

Apache records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting are reported in current-period income as “Derivative instrument gains (losses), net” under “Revenues and Other” in the statement of consolidated operations. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred in other comprehensive income. Realized gains and losses from the Company’s oil and gas cash flow hedges, including terminated contracts, are generally recognized in oil and gas production revenues when the forecasted transaction occurs. If at any time the likelihood of occurrence of a hedged forecasted transaction ceases to be “probable,” hedge accounting treatment will cease on a prospective basis, and all future changes in the fair value of the derivative will be recognized directly in earnings. Amounts recorded in other comprehensive income prior to the change in the likelihood of occurrence of the forecasted transaction will remain in other comprehensive income until such time as the forecasted transaction impacts earnings. If it becomes probable that the original forecasted production will not occur, then the derivative gain or loss would be reclassified from accumulated other comprehensive income into earnings immediately. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, and any ineffectiveness is immediately reported as “Other” under “Revenues and Other” in the statement of consolidated operations.

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

Apache does not recognize U.S. deferred income taxes on the unremitted earnings of its foreign subsidiaries that are deemed to be indefinitely reinvested. When such earnings are no longer deemed permanently reinvested, Apache recognizes the appropriate deferred or current income tax liabilities.

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

Foreign currency transaction gains and losses related to current taxes payable and deferred tax assets and liabilities are recorded as components of the provision for income taxes. In 2013, Apache recorded a tax benefit of $154 million, including current and deferred taxes. In 2012 and 2011, the Company recorded tax expense of $16 million and a tax benefit of $66 million, respectively. For further discussion, please refer to Note 7 — Income Taxes. All other foreign currency transaction gains and losses are reflected in “Other” under Revenues and Other in the statement of consolidated operations. The Company’s other foreign currency gains and losses netted to a loss in 2013 of $30 million and gains in 2012 and 2011 of $24 million and $4 million, respectively.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

fully vested. The diluted EPS calculations for the years ended December 31, 2011 and 2013, includes weighted-average shares of common stock from the assumed conversion of Apache’s convertible preferred stock. For the year ended December 31, 2012, the diluted EPS calculation excludes shares related to the assumed conversion of the convertible preferred stock as such conversion would have been anti-dilutive.

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

ASC Topic 718 also requires that benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows. The Company classified $1 million, $4 million, and $32 million as financing cash inflows in 2013, 2012, and 2011, respectively.

Treasury Stock

The Company follows the weighted-average-cost method of accounting for treasury stock transactions.

New Pronouncements Issued But Not Yet Adopted

In July 2013, the FASB issued ASU No. 2013-11, which requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss, or tax credit carryforward if certain criteria are met. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. ASU No. 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013. The Company will apply all changes prospectively and does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

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

2.     ACQUISITIONS AND DIVESTITURES

2014 Activity

Argentina Divestiture

On February 12, 2014, Apache Corporation and its subsidiaries announced an agreement to sell all of its operations in Argentina to YPF Sociedad Anónima for cash consideration of $800 million plus the assumption of $52 million of bank debt as of June 30, 2013. As of December 31, 2013, Apache’s net assets in Argentina totaled approximately $1.3 billion, and the Company expects to recognize a loss associated with this transaction upon closing. The transaction is expected to close in the first quarter of 2014.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

2013 Activity

Egypt Partnership

On November 14, 2013, Apache completed the sale of a one-third minority participation in its Egypt oil and gas business to a subsidiary of Sinopec International Petroleum Exploration and Production Corporation (Sinopec). Apache received cash consideration of $2.95 billion after customary closing adjustments. Apache continues to operate its Egypt upstream oil and gas business. The effective date of the agreement is January 1, 2013.

Apache recorded $1.9 billion of the proceeds as a non-controlling interest, which is reflected as a separate component of equity in the Company’s consolidated balance sheet. This represents one-third of Apache’s net book value of its Egypt holdings at the time of the transaction. The remaining proceeds were recorded as additional paid-in capital. Included in “Net income including noncontrolling interest” for the year ended December 31, 2013, is net income attributable to Sinopec’s interest totaling $56 million.

Gulf of Mexico Shelf Divestiture

On September 30, 2013, Apache completed the sale of its Gulf of Mexico Shelf operations and properties to Fieldwood Energy LLC (Fieldwood), an affiliate of Riverstone Holdings. Under the terms of the agreement, Apache received cash consideration of $3.7 billion, and Fieldwood assumed $1.5 billion of discounted asset abandonment liabilities. Additionally, Apache retained 50 percent of its ownership interest in all exploration blocks and in horizons below production in developed blocks. The effective date of the agreement is July 1, 2013. Apache’s net book value of oil and gas properties was reduced by approximately $4.6 billion of proved property costs and $473 million of unproved property costs as a result of the transaction.

Canada LNG Project

In February 2013, Apache completed a transaction with Chevron Canada Limited (Chevron Canada) under which each company became a 50 percent owner of the Kitimat LNG plant, the Pacific Trail Pipelines Limited Partnership (PTP), and 644,000 gross undeveloped acres in the Horn River and Liard basins. Chevron Canada will operate the LNG plant and pipeline while Apache Canada will continue to operate the upstream assets. Apache’s net proceeds from the transaction were $396 million after post-closing adjustments, and no gain or loss was recorded.

Other Activity

During 2013 Apache completed $307 million of other oil and gas property sales and $215 million of oil and gas property acquisitions.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

Acquisitions, Divestitures, and Transition Expenses

In 2013, Apache recorded $33 million of investment banking fees and other costs associated with divestitures during the year. In 2012, the Company recorded $31 million of expenses reflecting costs related to our 2011 acquisition of Mobil North Sea and our 2012 acquisition of Cordillera. In 2011, Apache recorded $20 million of expenses primarily for separation and other costs related to the merger with Mariner Energy, Inc. (Mariner) and the acquisition of Mobil North Sea.

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

Counterparty Risk

The use of derivative instruments exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of December 31, 2013, Apache had derivative positions with 14 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

The Company executes commodity derivative transactions under master agreements that have netting provisions that provide for offsetting payables against receivables. In general, if a party to a derivative transaction incurs a material deterioration in its credit ratings, as defined in the applicable agreement, the other party has the right to demand the posting of collateral, demand a transfer, or terminate the arrangement. The Company’s net derivative liability position at December 31, 2013, represents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position. The Company has not provided any collateral to any of its counterparties as of December 31, 2013.

Derivative Instruments

As of December 31, 2013, Apache had the following open crude oil derivative positions which have not been designated as cash flow hedges:

		Fixed-Price Swaps
Production Period	Settlement Index	Mbbls	Weighted Average Fixed Price
2014	NYMEX WTI	22,889	$90.77
2014	Dated Brent	22,812	100.05

As of December 31, 2013, Apache had the following open natural gas derivative positions which have been designated as cash flow hedges:

		Fixed-Price Swaps
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Fixed Price
2014	NYMEX Henry Hub	1,295	$6.72

Subsequent to December 31, 2013, Apache entered into additional natural gas derivatives not designated as cash flow hedges totaling 55.9 million MMBtu for 2014. These contracts are settled against NYMEX Henry Hub and various Inside FERC indices, with a weighted average fixed price of $4.35.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
December 31, 2013
Assets:
Derivatives designated as cash flow hedges	$—	$3	$—	$3	$(2)	$1
Liabilities:
Derivatives designated as cash flow hedges	$—	$1	$—	$1
Derivatives not designated as cash flow hedges	—	300	—	300

Total Derivative liabilities	$—	$301	$—	$301	$(2)	$299

December 31, 2012
Assets:
Derivatives designated as cash flow hedges	$—	$48	$—	$48	$(15)	$33
Liabilities:
Derivatives designated as cash flow hedges	$—	$51	$—	$51
Derivatives not designated as cash flow hedges	—	80	—	80

Total Derivative liabilities	$—	$131	$—	$131	$(15)	$116

(1)	The derivative fair values are based on analysis of each contract on a gross basis, even where the legal right of offset exists.

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

	December 31, 2013	December 31, 2012
	(In millions)
Current Assets: Derivative instruments	$1	$31
Other Assets: Deferred charges and other	—	2

Total Assets	$1	$33

Current Liabilities: Derivative instruments	$299	$116

Total Liabilities	$299	$116

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Derivative Activity Recorded in Statement of Consolidated Operations

The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	Gain (Loss) on Derivatives	For the Year Ended December 31,
	Recognized in Income	2013	2012	2011
		(In millions)
Gain (loss) on cash flow hedges reclassified from accumulated other comprehensive loss	Oil and Gas Production Revenues	$(16)	$268	$(13)
Gain (loss) for ineffectiveness on cash flow hedges	Revenues and Other: Other	$(1)	$—	$2
Loss on derivatives not designated as cash flow hedges	Derivative instrument gains (losses), net	$(399)	$(79)	$—

Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations is reflected in the statement of consolidated cash flows as a component of “Other” in “Adjustments to reconcile net income to net cash provided by operating activities.”

Derivative Activity in Accumulated Other Comprehensive Income (Loss)

As of December 31, 2013, a portion of the Company’s derivative instruments were designated as cash flow hedges. A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated changes in equity related to Apache’s cash flow hedges is presented in the table below:

	For the Year Ended December 31,
	2013		2012		2011
	Before	After	Before	After	Before	After
	tax	tax	tax	tax	tax	tax
	(In millions)
Unrealized gain (loss) on derivatives at beginning of year	$(10)	$(6)	$145	$114	$(54)	$(19)
Realized amounts reclassified into earnings	16	11	(268)	(199)	13	19
Net change in derivative fair value	(6)	(5)	113	79	188	115
Ineffectiveness reclassified into earnings	1	1	—	—	(2)	(1)

Unrealized gain (loss) on derivatives at end of period	$1	$1	$(10)	$(6)	$145	$114

Unrealized net gains on existing cash flow hedges as of December 31, 2013 will be realized in earnings through mid-2014, in the same period as the related sales of natural gas and crude oil production occur; however, estimated and actual amounts may vary materially as a result of changes in market conditions.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

4.     OTHER CURRENT LIABILITIES

The following table provides detail of the Company’s other current liabilities at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
	(In millions)
Accrued operating expenses	$190	$211
Accrued exploration and development	1,582	1,792
Accrued compensation and benefits	242	198
Accrued interest	161	160
Accrued income taxes	248	297
Accrued U.K. Petroleum Revenue Tax	9	53
Other	179	149

Total Other current liabilities	$2,611	$2,860

5.     ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the years ended December 31, 2013 and 2012:

	2013	2012
	(In millions)
Asset retirement obligation at beginning of year	$4,578	$3,887
Liabilities incurred	481	592
Liabilities acquired	53	72
Liabilities divested	(1,692)	—
Liabilities settled	(497)	(550)
Accretion expense	243	232
Revisions in estimated liabilities	56	345

Asset retirement obligation at end of year	3,222	4,578
Less current portion	(121)	(478)

Asset retirement obligation, long-term	$3,101	$4,100

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

During 2013 and 2012, the Company recorded $481 million and $592 million, respectively, in abandonment liabilities resulting from Apache’s active exploration and development capital program. Liabilities settled primarily relate to individual properties, platforms, and facilities plugged and abandoned during the period.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

During 2013, Apache repaid the $500 million aggregate principal amount of 5.25 percent notes that matured on April 15, 2013 and the $400 million aggregate principal amount of 6.00 percent notes that matured on September 15, 2013 by borrowing under our commercial paper program.

In November 2013 the Company announced a cash tender offer to purchase up to $850 million aggregate principal amount of five series of its outstanding notes. On December 20, 2013, the Company accepted for purchase $669 million principal amount of its 2.625 percent notes due 2023 and $181 million principal amount of its 3.25 percent notes due 2022. Apache paid the holders an aggregate of approximately $811 million in cash reflecting principal, the discount to par, and accrued and unpaid interest.

In December 2013, Apache Finance Canada Corporation (Apache Finance Canada) fully redeemed $350 million principal amount of its 4.375 percent notes due in 2015. The notes were redeemed pursuant to the provisions of the note’s indenture. Apache paid the holders an aggregate of approximately $371 million in cash reflecting principal, the premium to par, and accrued and unpaid interest.

The Company recorded a net gain on extinguishment of debt totaling $16 million in connection with the cash tender offer and redemption of Apache Finance Canada notes.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

The following table presents the carrying value of the Company’s debt at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In millions)
U.S.:
Money market lines of credit	$—	$13
Commercial paper	—	489
5.25% notes due 2013(1)	—	500
6.0% notes due 2013(1)	—	400
5.625% notes due 2017(1)	500	500
1.75% notes due 2017(1)	400	400
6.9% notes due 2018(1)	400	400
7.0% notes due 2018	150	150
7.625% notes due 2019	150	150
3.625% notes due 2021(1)	500	500
3.25% notes due 2022(1)	919	1,100
2.625% notes due 2023(1)	531	1,200
7.7% notes due 2026	100	100
7.95% notes due 2026	180	180
6.0% notes due 2037(1)	1,000	1,000
5.1% notes due 2040(1)	1,500	1,500
5.25% notes due 2042(1)	500	500
4.75% notes due 2043(1)	1,500	1,500
4.25% notes due 2044(1)	800	800
7.375% debentures due 2047	150	150
7.625% debentures due 2096	150	150

	9,430	11,682

Subsidiary and other obligations:
Argentina overdraft lines of credit	51	69
Canada lines of credit	2	9
Apache Finance Canada 4.375% notes due 2015(1)	—	350
Notes due in 2016 and 2017	1	1
Apache Finance Canada 7.75% notes due 2029	300	300

	354	729

Debt before unamortized discount	9,784	12,411
Unamortized discount	(59)	(66)

Total debt	$9,725	$12,345

Current maturities	$(53)	$(990)

Long-term debt	$9,672	$11,355

(1)	These notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The remaining notes and debentures are not redeemable.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Debt maturities as of December 31, 2013, excluding discounts, are as follows:

(In millions)
2014	$53
2015	—
2016	1
2017	900
2018	550
Thereafter	8,280

Total Debt, excluding discounts	$9,784

Fair Value

The Company’s debt is recorded at the carrying amount, net of unamortized discount, on its consolidated balance sheet. The carrying amount of the Company’s commercial paper and uncommitted credit facilities and overdraft lines approximate fair value because the interest rates are variable and reflective of market rates. Apache uses a market approach to determine the fair value of its fixed-rate debt using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Money market lines of credit	$53	$53	$91	$91
Commercial paper	—	—	489	489
Notes and debentures	9,672	10,247	11,765	13,340

Total Debt	$9,725	$10,300	$12,345	$13,920

Money Market and Overdraft Lines of Credit

The Company has certain uncommitted money market and overdraft lines of credit that are used from time to time for working capital purposes. As of December 31, 2013, a total of $53 million was drawn on facilities in Argentina and Canada. As of December 31, 2012, a total of $91 million was drawn on facilities in the U.S., Argentina, and Canada.

Unsecured Committed Bank Credit Facilities

As of December 31, 2013, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2017. The facilities consist of a $1.7 billion facility and a $1.0 billion facility for the U.S., a $300 million facility in Australia, and a $300 million facility in Canada. In July 2013, we amended our $1.0 billion U.S. credit facility to conform certain representations, covenants, and events of default to those in our $1.7 billion U.S. credit facility. The amendments did not affect the amount or repayment terms of the $1.0 billion U.S. facility. As of December 31, 2013, aggregate available borrowing capacity under the Company’s credit facilities was $3.3 billion. The committed credit facilities are used to support Apache’s commercial paper program.

At the Company’s option, the interest rate for the facilities is based on a base rate, as defined, or the London Inter-bank Offered Rate (LIBOR) plus a margin determined by the Company’s senior long-term debt rating. The $1.7 billion credit facility also allows the Company to borrow under competitive auctions.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

At December 31, 2013, the margin over LIBOR for committed loans was 0.875 percent on the $1.0 billion U.S. credit facility and 0.90 percent on each of the $1.7 billion U.S. credit facility, the $300 million Australian credit facility, and the $300 million Canadian credit facility. The Company also pays quarterly facility fees of 0.125 percent on the total amount of the $1.0 billion U.S. facility and 0.10 percent on the total amount of the other three facilities. The facility fees vary based upon the Company’s senior long-term debt rating.

The financial covenants of the credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. At December 31, 2013, the Company’s debt-to-capitalization ratio was 22 percent.

The negative covenants include restrictions on the Company’s ability to create liens and security interests on its assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens, and liens arising as a matter of law, such as tax and mechanics’ liens. The Company may incur liens on assets located in the U.S. and Canada of up to 5 percent of the Company’s consolidated assets, or approximately $3.1 billion as of December 31, 2013. There are no restrictions on incurring liens in countries other than the U.S. and Canada. There are also restrictions on Apache’s ability to merge with another entity, unless the Company is the surviving entity, and a restriction on its ability to guarantee debt of entities not within its consolidated group.

The facilities do not permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The credit facility agreements do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payments and terminate lending commitments if Apache, or any of its U.S. or Canadian subsidiaries, defaults on any direct payment obligation in excess of the stated thresholds noted in the agreements or has any unpaid, non-appealable judgment against it in excess of the stated thresholds noted in the agreements.

The Company was in compliance with the terms of the credit facilities as of December 31, 2013.

Commercial Paper Program

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under committed credit facilities. Our 2013 weighted-average interest rate for commercial paper was 0.38 percent. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s committed credit facilities, which expire in 2016 and 2017, are available as a 100 percent backstop. The Company used proceeds from divestitures to repay commercial paper and at year end had no outstanding balance. At December 31, 2012, the Company had $489 million in commercial paper outstanding.

Subsidiary Notes – Apache Finance Canada

Apache Finance Canada has approximately $300 million of publicly-traded notes due in 2029 that are fully and unconditionally guaranteed by Apache. For further discussion of subsidiary debt, please see Note 16 — Supplemental Guarantor Information.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Financing Costs, Net

The following table presents the components of Apache’s financing costs, net:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Interest expense	$571	$509	$433
Amortization of deferred loan costs	8	7	5
Capitalized interest	(374)	(334)	(263)
Gain on extinguishment of debt	(16)	—	—
Interest income	(15)	(17)	(17)

Financing costs, net	$174	$165	$158

The Company has $59 million of debt discounts as of December 31, 2013, which will be charged to interest expense over the life of the related debt issuances. Discount amortization of $3 million, $3 million, and $2 million were recorded as interest expense in 2013, 2012, and 2011, respectively.

As of December 31, 2013 and 2012, the Company had approximately $73 million and $70 million, respectively, of unamortized deferred loan costs associated with its various debt obligations. These costs are included in deferred charges and other in the accompanying consolidated balance sheet and are being charged to financing costs and expensed over the life of the related debt issuances.

7.     INCOME TAXES

Income before income taxes is composed of the following:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
U.S.	$1,191	$1,605	$2,373
Foreign	3,025	3,272	5,720

Total	$4,216	$4,877	$8,093

The total provision for income taxes consists of the following:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Current taxes:
Federal	$(29)	$(150)	$64
State	—	—	2
Foreign	1,694	2,349	2,197

	1,665	2,199	2,263

Deferred taxes:
Federal	509	596	656
State	44	10	17
Foreign	(290)	71	573

	263	677	1,246

Total	$1,928	$2,876	$3,509

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

A reconciliation of the tax on the Company’s income before income taxes and total tax expense is shown below:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Income tax expense at U.S. statutory rate	$1,476	$1,707	$2,833
State income tax, less federal benefit	29	6	12
Taxes related to foreign operations	200	773	568
Tax credits	6	(4)	(15)
Deferred tax on distributed foreign earnings	225	—	—
Current and deferred taxes related to currency fluctuations	(154)	16	(66)
Change in U.K. tax rate	—	118	218
Net change in tax contingencies	(10)	(115)	(6)
Valuation allowances	199	355	8
All other, net	(43)	20	(43)

	$1,928	$2,876	$3,509

The net deferred tax liability consists of the following:

	December 31,
	2013	2012
	(In millions)
Deferred tax assets:
Deferred income	$153	$33
Federal and state net operating loss carryforwards	900	932
Foreign net operating loss carryforwards	156	61
Tax credits	66	78
Accrued expenses and liabilities	162	2
Asset retirement obligation	1,231	1,677

Total deferred tax assets	2,668	2,783
Valuation allowance	(651)	(419)

Net deferred tax assets	2,017	2,364

Deferred tax liabilities:
Other	29	23
Depreciation, depletion and amortization	10,224	10,213

Total deferred tax liabilities	10,253	10,236

Net deferred income tax liability	$8,236	$7,872

The Company has recorded a valuation allowance against the net deferred tax asset in Argentina and Canada and against certain state net operating losses. The Company has assessed the future potential realization of these deferred tax assets and has concluded that it is more likely than not that these deferred tax assets will not be realized based on current economic conditions. In 2013, 2012, and 2011, the Company increased its valuation allowance by $232 million, $359 million, and $7 million, respectively.

On November 14, 2013, the Company completed the formation of its strategic partnership with Sinopec, whereby the Company received $2.95 billion in exchange for a one-third minority participation interest in

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Apache’s Egypt oil and gas business. As a result of the transaction, the Company reassessed its position with respect to certain current year untaxed foreign earnings to treat the reinvestment of these earnings as not permanent in duration. As such, the Company recorded a $225 million deferred tax charge on current year foreign earnings deemed not permanently reinvested. The Company repatriated approximately $643 million of cash from foreign subsidiaries and utilized net operating losses to offset any U.S. current income tax expense.

The Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested, as it has no current intention to repatriate these earnings. As such, deferred income taxes are not provided for temporary differences of approximately $17 billion at December 31, 2013, representing unremitted earnings of subsidiaries outside the United States intended to be permanently reinvested. Upon an actual or deemed distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practicable, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits. Presently, limited foreign tax credits are available to reduce the U.S. taxes on such amounts if repatriated.

On December 31, 2013, the Company had net operating losses as follows:

	December 31, 2013
	Amount	Expiration
	(In millions)
Net operating losses:
U.S. — Federal	$1,558	2032 - 2034
U.S. — Federal (Mariner IRC §382 limited)	520	2018 - 2030
U.S. — Federal (Cordillera IRC §382 limited)	183	2026 - 2032
U.S. — State	2,242	Various
Canada	5	2014
Australia	59	Indefinite
Argentina	299	2014

The Company has a federal net operating loss carryforward of $2.3 billion. Included in the federal net operating loss carryforward is $520 million of federal net operating losses related to the 2010 merger with Mariner and $183 million of federal net operating losses related to the Cordillera acquisition. The Mariner and Cordillera net operating loss carryforwards are subject to annual limitations under Section 382 of the Internal Revenue Code. The Company also has $186 million of capital loss carryforwards in Canada, which have an indefinite carryover period.

The tax benefits of carryforwards are recorded as assets to the extent that management assesses the utilization of such carryforwards to be “more likely than not.” When the future utilization of some portion of the carryforwards is determined to not meet the “more likely than not” standard, a valuation allowance is provided to reduce the tax benefits from such assets. As discussed above, the Company does not believe the utilization of the Argentine net operating losses, Canadian capital losses, and certain state net operating losses to be “more likely than not.” As such, a valuation allowance was provided against these deferred tax assets.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
	(In millions)
Balance at beginning of year	$3	$97	$110
Additions based on tax positions related to the current year	—	4	13
Reductions for tax positions of prior years	—	(33)	(4)
Settlements	—	(65)	(22)

Balance at end of year	$3	$3	$97

The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Each quarter the Company assesses the amounts provided for and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties. During the years ended December 31, 2013, 2012, and 2011 the Company recorded tax expense of $1 million, $5 million, and $6 million, respectively, for interest and penalties. As of December 31, 2013 and 2012, the Company had approximately $1 million and $5 million, respectively, accrued for payment of interest and penalties.

The Company is under IRS audit for 2011 and 2012 and under audit in various states as well as in most of the Company’s foreign jurisdictions as part of its normal course of business. In 2013, the Company reached an agreement with the IRS regarding an audit of the 2009 and 2010 tax years. There was no change in the Company’s unrecognized tax benefit as a result of the 2009 and 2010 IRS settlement. In 2012, the Company reached an agreement with the IRS Administrative Appeals office regarding the audits of tax years 2004 through 2008. As a result of this agreement, the Company reduced its 2012 unrecognized tax benefit by $65 million. The resolution of unagreed tax issues in the Company’s open tax years cannot be predicted with absolute certainty, and differences between what has been recorded and the eventual outcomes may occur. The Company believes that it has adequately provided for income taxes and any related interest and penalties for all open tax years.

Apache and its subsidiaries are subject to U.S. federal income tax as well as income tax in various states and foreign jurisdictions. The Company’s uncertain tax positions are related to tax years that may be subject to examination by the relevant taxing authority. Apache’s earliest open tax years in its key jurisdictions are as follows:

Jurisdiction
U.S.	2010
Canada	2009
Egypt	1998
Australia	2009
U.K.	2011
Argentina	2006

8.     COMMITMENTS AND CONTINGENCIES

Legal Matters

Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has an accrued liability of approximately $10 million for all

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

Argentine Environmental Claims

In connection with the acquisition from Pioneer Natural Resources (Pioneer) in 2006, the Company acquired a subsidiary of Pioneer in Argentina (PNRA) that is involved in various administrative proceedings with environmental authorities in the Neuquén Province relating to permits for and discharges from operations in that province. In addition, PNRA was named in a lawsuit initiated against oil companies operating in the Neuquén basin entitled Asociación de Superficiarios de la Patagonia v YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice. The plaintiffs, a private group of landowners known as ASSUPA, have also named the national government and several provinces as third parties. The lawsuit alleges injury to the environment generally by the oil and gas industry. The plaintiffs principally seek from all defendants, jointly, (i) the remediation of contaminated sites, of the superficial and underground waters, and of soil that allegedly was degraded as a result of deforestation, (ii) if the remediation is not possible, payment of an indemnification for the material and moral damages claimed from defendants operating in the Neuquén basin, of which PNRA is a small portion, (iii) adoption of all the necessary measures to prevent future environmental damages, and (iv) the creation of a private restoration fund to provide coverage for remediation of potential future environmental damages. Much of the alleged damage relates to operations by the Argentine state oil company, which conducted oil and gas operations throughout Argentina prior to its privatization, which began in 1990. ASSUPA in 2012 asserted similar lawsuits and claims against numerous oil and gas producers relating to other geographic areas of Argentina, including claims against a Company subsidiary relating to the Austral basin. While the plaintiffs will seek to make all oil and gas companies jointly liable for each other’s actions in each of these lawsuits, Company subsidiaries will defend on an individual basis and attempt to require the plaintiffs to delineate damages by company. Company subsidiaries intend to defend each case vigorously. It is not certain exactly what the courts will do in these matters as the lawsuit relating to the Neuquén basin is the first of its kind. While it is possible Company subsidiaries may incur liabilities related to the environmental claims, no reasonable prediction can be made as the Company subsidiaries’ exposure related to these lawsuits is not currently determinable.

Argentine Tariff

Enargas, an autonomous entity that functions under the Argentine Ministry of Economy, issued administrative orders pursuant to national executive Decree No. 2067/2008 creating a tariff charge on all fuel gas used by oil and gas producers in field operations effective December 1, 2011. The tariff charge, which is applicable to the operations of Company affiliates in Argentina, totaled approximately $39.5 million since inception, of which $11 million has been paid. The Company’s affiliates have initiated legal proceedings in the Provinces of Neuquén and Tierra del Fuego challenging the Enargas tariff charge and have obtained temporary injunctive relief that prohibits the collection of the charges pending final rulings on the merits of the legal challenges.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

U.S. Royalty Litigation

In Foster v. Apache Corporation, Civil Action No. CIV-10-0573-HE, in the United States District Court for the Western District of Oklahoma, on August 20, 2012, the United States District Court for the Western District of Oklahoma denied plaintiff’s motion for class certification. The plaintiff filed a motion for reconsideration, which was also denied, and petitioned the United States Court of Appeals for the Tenth Circuit to accept an appeal of the District Court’s ruling denying class certification. The plaintiff withdrew the petition to appeal following decisions on July 8, 2013, by the United States Court of Appeals for the Tenth Circuit to vacate District Court class certification orders in two unrelated lawsuits — Wallace B. Roderick Revocable Living Trust v. XTO Energy, Inc., No. 12-3176, and Chieftain Royalty Company v. XTO Energy, Inc., No. 12-7047. The plaintiff and Apache recently filed a joint stipulation to dismiss the Foster lawsuit with prejudice, which concludes the matter.

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

On July 24, 2013, a lawsuit captioned Board of Commissioners of the Southeast Louisiana Flood Protection Authority — East v. Tennessee Gas Pipeline Company et al., Case No. 2013-6911 was filed in the Civil District Court for the Parish of Orleans, State of Louisiana, in which plaintiff on behalf of itself and as the board governing the levee districts of Orleans, Lake Borgne Basin, and East Jefferson alleges that Louisiana coastal lands have been damaged as a result of oil and gas industry activity, including a network of canals for access and pipelines. The plaintiff seeks damages and injunctive relief in the form of abatement and restoration based on claims of negligence, strict liability, natural servitude of drain, public nuisance, private nuisance, and breach of contract — third party beneficiary. Apache has been indiscriminately named as one of approximately 100 defendants in the lawsuit. Defendant Chevron U.S.A., Inc. filed a notice to remove the case to the United States District Court for the Eastern District of Louisiana, civil action No. 13-5410. The overall exposure related to this lawsuit is not currently determinable. While an adverse judgment against Apache might be possible, Apache intends to vigorously defend the case.

On November 8, 2013, the Parish of Plaquemines in Louisiana filed three lawsuits against the Company and other oil and gas producers alleging that certain of defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the State of Louisiana or the Parish of Plaquemines. The plaintiff alleges that defendants

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

caused substantial damage to land and water bodies located in the coastal zone of Louisiana. The plaintiff seeks, among other things, unspecified damages for alleged violations of applicable state law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. The lawsuits were all filed in Division A of the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana, and are captioned as follows: Parish of Plaquemines v. Rozel Operating Company et al., Docket No. 60-996; Parish of Plaquemines v. Apache Oil Corporation et al., Docket No. 61-000; and Parish of Plaquemines v. HHE Energy Company et al., Docket No. 60-983. Defendants have filed notices to remove the cases to the United States District Court for the Eastern District of Louisiana, civil action Nos. 13-6722, 13-6711, and 13-6735. The plaintiff has moved to remand each of the lawsuits to state court, and plaintiff’s motions are pending. Many similar lawsuits have been filed against other oil and gas producers in the Parish of Plaquemines and in other Parishes across south Louisiana. The overall exposure related to these lawsuits is not currently determinable. While an adverse judgment against Apache might be possible, Apache intends to vigorously defend the cases.

The overall exposure related to these lawsuits and claims is not currently determinable. While an adverse judgment against Apache is possible, Apache intends to actively defend the cases.

Hurricane-Related Litigation

On May 27, 2011, a lawsuit captioned Comer et al. v. Murphy Oil USA, Inc. et al., Case No. 1:11-cv-220 HS0-JMR, in the United States District Court for the Southern District of Mississippi, was filed in which certain named residents of Mississippi, as plaintiffs, alleged that the oil, coal, and chemical industries are responsible for global warming, which they claim caused or increased the effect of Hurricane Katrina, allegedly resulting among other things in economic losses and increased insurance premiums. Plaintiffs sought class certification, damages for losses sustained, a declaration that state law tort claims are not pre-empted by federal law, and punitive and exemplary damages. Apache was one of numerous defendants. The District Court granted defendants’ motion to dismiss plaintiffs’ claims. Plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit, which affirmed dismissal of the suit. Plaintiffs did not appeal further, thus concluding the matter. A similar action filed by Comer et al. was previously dismissed in 2011.

Australia Gas Pipeline Force Majeure

In June 2008, Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas to customers under various long-term contracts. Company subsidiaries believe that the event was a force majeure, and as a result, the subsidiaries and their joint venture participants declared force majeure under those contracts.

On December 16, 2009, a natural gas customer, Burrup Fertilisers Pty Ltd (Burrup Fertilisers), filed a lawsuit on behalf of itself and certain of its underwriters at Lloyd’s of London and other insurers, against the Company and its subsidiaries in Texas state court, in a case captioned Burrup Fertilisers Pty Ltd v. Apache Corporation, Apache Energy Limited, and Apache Northwest Pty Ltd, Cause No. 2009-79834, in the District Court of Harris County, Texas. The lawsuit concerned the interruption of deliveries of natural gas to Burrup Fertilisers following the pipeline explosion. Burrup Fertilisers and its underwriters asserted claims for negligence, breach of contract, alter ego, single business enterprise, res ipsa loquitur, and gross negligence/exemplary damages, and sought to recover unspecified actual damages, cost of repair and replacement, exemplary damages, lost profits, loss of business goodwill, value of the gas lost under the Gas Supply and Purchase Agreement (GSA), interest, and court costs. On March 22, 2013, Burrup Fertilisers agreed to dismiss its

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Texas lawsuit based on Apache Corporation’s motion to dismiss on the ground of forum non conveniens. Accordingly, the District Court entered an agreed order dismissing Burrup Fertilisers’ Texas lawsuit on the ground of forum non conveniens. By its terms, the order of dismissal does not prevent Burrup Fertilisers from re-filing its lawsuit in the civil courts of Western Australia.

On March 24, 2011, another natural gas customer, Alcoa of Australia Limited (“Alcoa”) filed a lawsuit captioned Alcoa of Australia Limited vs. Apache Energy Limited, Apache Northwest Pty Ltd, Tap (Harriet) Pty Ltd, and Kufpec Australia Pty Ltd, Civ. 1481 of 2011, in the Supreme Court of Western Australia. The lawsuit concerns the interruption of deliveries of natural gas to Alcoa under two long-term contracts. Alcoa challenges the declaration of force majeure and the validity of the liquidated damages provisions in the contracts. Alcoa asserts claims based on breach of contract, statutory duties, and duty of care. Alcoa seeks approximately $158 million AUD in general damages or, alternatively, approximately $5.7 million AUD in liquidated damages. On June 20, 2012, the Supreme Court struck out Alcoa’s claim that the liquidated damages provisions under two long-term contracts are unenforceable as a penalty and also struck out Alcoa’s claim for damages for breach of statutory duty. On September 17, 2013, the Western Australia Court of Appeal dismissed the Company subsidiaries’ appeal concerning Alcoa’s remaining tort claim for economic loss. On October 15, 2013, the Company subsidiaries applied to the High Court of Australia for leave to appeal. The applications for leave to appeal are pending. If the High Court does not grant leave to appeal at this time, all of the Company subsidiaries’ defenses remain intact for further proceedings at the trial court level.

On October 31, 2013, a third natural gas customer, Barrick (Plutonic) Limited (“Barrick”), filed a lawsuit captioned Barrick (Plutonic) Limited v. Apache Energy Limited, Apache Northwest Pty Ltd, Harriet (Onyx) Pty Ltd, and Kufpec Australia Pty Ltd , Civ. 2656 of 2013, in the Supreme Court of Western Australia. The lawsuit concerns the interruption of gas deliveries to Barrick under certain gas supply contracts. Barrick asserts tort claims against the Company’s subsidiaries and seeks approximately $19 million USD in general damages, including for alleged lost gold production at the Plutonic mine in Western Australia.

The Company and its subsidiaries do not believe that the Burrup Fertilisers, Alcoa, and Barrick claims have merit and will vigorously pursue their defenses against such claims.

Other customers have threatened to file suit challenging the declaration of force majeure under their contracts. At least one third party that is not a customer has also threatened to file suit. Contract prices under customer contracts are significantly below current prices for natural gas in Australia. In the event it is determined that the pipeline explosion was not a force majeure, Company subsidiaries believe that liquidated damages should be the extent of the damages under those long-term contracts with such provisions. Approximately 90 percent of the natural gas volumes sold by Company subsidiaries under long-term contracts have liquidated damages provisions. Contractual liquidated damages under the long-term contracts with such provisions would not be expected to exceed $50 million AUD exclusive of interest. This is a reduction from the previous estimate of $200 million AUD. No assurance can be given that customers would not assert claims in excess of contractual liquidated damages, and exposure related to such claims (or any claims by non-customers) is not currently determinable. While an adverse judgment against Company subsidiaries (and the Company, in the case of Burrup Fertilisers) is possible, the Company and Company subsidiaries do not believe any such claims would have merit and plan to vigorously pursue their defenses against any such claims.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

On May 28, 2009, the Department of Mines and Petroleum (DMP) filed a prosecution notice in the Magistrates Court of Western Australia, charging Apache Northwest Pty Ltd and its co-licensees with failure to maintain a pipeline in good condition and repair under the Petroleum Pipelines Act 1969, Section 38(b). The maximum fine associated with the alleged offense was $50,000 AUD. The Company subsidiary did not believe that the charge had merit and vigorously pursued its defenses, resulting in the dismissal of the prosecution notice by the Magistrates Court of Western Australia on March 29, 2012.

NOPSA stated in its report that an application for renewal of the pipeline license (the “pipeline license”) covering the area of the Varanus Island facility was granted in May 1985 with 21 years validity, and an application for renewal of the pipeline license was submitted to DoIR by Company subsidiaries in December 2005 and remained pending at the time NOPSA issued its report. The application by Apache Northwest, Kufpec Australia Pty Ltd, and Tap (Harriet) Pty Ltd for renewal and variation of the pipeline license covering the area of the Varanus Island facility was granted on April 19, 2011, by the DMP. The period of the pipeline license is 21 years commencing April 20, 2011.

Company subsidiaries disagree with NOPSA’s conclusions and believe that the NOPSA report was premature, based on an incomplete investigation, and misleading. In a July 17, 2008, media statement, DoIR acknowledged, “The pipelines and Varanus Island facilities have been the subject of an independent validation

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

On May 8, 2009, the government of Western Australia announced that the DMP would carry out “the final stage of investigations into the Varanus Island gas explosion.” Inspectors were appointed under the Petroleum Pipelines Act to coordinate the final stage of the investigations. That report, prepared by the inspectors in June 2009, was made public by the State government on May 24, 2012. Company subsidiaries disagree with the inspectors’ June 2009 conclusions. Two other government reports were not published by the State and were not referenced by the inspectors. The Magistrates Court of Western Australia subsequently ordered that both such reports could be released on the basis that the inspectors’ June 2009 report “came with some limitations” and the two other government reports “together were part and parcel if not the main reason or the only reason…certainly a significant contribution to the reason for the matter not proceeding to prosecution and trial.” In the first such report, the State’s senior investigator said in February 2009 that the prospects of a successful prosecution of Apache for failing to maintain the pipeline “would be slight.” In the second such report, the State’s lead corrosion expert concluded in July 2011 that Apache “had reasonable grounds to believe that the pipeline was in good repair” prior to the explosion.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

being conducted by Kelmar Associates on behalf of the State of Delaware. At least 30 other states have retained their own consultants and have sent similar notifications. The scope of each state’s audit varies. The State of Delaware advises, for example, that the scope of its examination will be for the period 1981 through the present. It is possible that one or more of the audits could extend to all 50 states. The exposure related to the audits is not currently determinable.

Burrup-Related Gas Supply Lawsuits

On May 19, 2011, a lawsuit captioned Pankaj Oswal et al. v. Apache Corporation, Cause No. 2011-30302, in the District Court of Harris County, Texas, was filed in which plaintiffs asserted claims against the Company under the Australian Trade Practices Act. Following a hearing on March 22, 2013, the District Court on April 5, 2013, granted Apache Corporation’s motion to dismiss on the ground of forum non conveniens and entered an order dismissing the Texas lawsuit. On or about October 11, 2013, a statement of claim captioned Pankaj Oswal v. Apache Corporation, No. WAD 389/2013, in the Federal Court of Australia, District of Western Australia, General Division, was filed in which plaintiff Oswal once again asserts claims against the Company under the Australian Trade Practices Act. The Western Australia lawsuit is one of a number of legal actions involving the Burrup Fertilisers ammonia plant in Western Australia (the Burrup plant) founded by Oswal. Oswal’s shares, and those of his wife, together representing 65 percent of Burrup Holdings Limited (BHL, which owns Burrup Fertilisers), were offered for sale by externally-appointed administrators in Australia as a result of events of default on loans made to the Oswals by the Australia and New Zealand Banking Group Ltd (ANZ). In the Western Australia lawsuit, plaintiff Oswal alleges, among other things, that the Company induced him to make investments covering construction cost overruns on the ammonia plant that was completed in 2006. Plaintiff Oswal seeks damages in the amount of $491 million USD. The Company believes that the claims are without merit and intends to vigorously defend against them.

The Texas and Western Australia lawsuits relate to a pending action filed by Tap (Harriet) Pty Ltd (Tap) against Burrup Fertilisers Pty Ltd et al., Civ. 2329 of 2009, in the Supreme Court of Western Australia (the “Tap action”), seeking a declaratory judgment regarding its contractual rights and obligations under a gas sales agreement between Burrup Fertilisers and the Harriet Joint Venture (comprised of a Company subsidiary and two joint venture partners, Tap and Kufpec Australia Pty Ltd).

As part of the sale process described above, on January 31, 2012, a Company affiliate acquired a 49 percent interest in YPHPL, while Yara Australia Pty Ltd (Yara) increased its interest in YPHPL from 35 percent to 51 percent. Yara operates the ammonia plant and is proceeding with development of a technical ammonium nitrate (TAN) plant in the Burrup Peninsula region of Western Australia to be developed by a consortium including YPHPL. A Company affiliate’s existing agreement to supply gas to the ammonia plant has been modified (with, among other things, new pricing, delivery quantities, and term). YPHPL share ownership, and the modified gas supply agreement, continues to be the subject of ongoing litigation in Australia with third parties, including Pankaj and Radhika Oswal. Two such cases directly involve the Company or certain of its subsidiaries. In a case captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653, in the Supreme Court of Victoria, the defendants include a Company affiliate. The Court has denied plaintiff’s application seeking to amend her statement of claim in order to add parties as defendants to the proceedings, including the Company and certain of its other subsidiaries. Similarly, in a companion case captioned Pankaj Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2012 01995, in the Supreme Court of Victoria, the Court has also denied plaintiff’s application seeking to amend his statement of claim in order to add parties as defendants to the proceedings, including the Company and certain of its subsidiaries. The plaintiffs, either in their original claims or in their proposed amended claims, seek to set aside the YPHPL share sale, void the modified gas sale agreement, and recover unspecified damages. The plaintiffs’ in both cases have sought leave to appeal the Court’s denial of their applications. The new gas supply

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

As of December 31, 2013, the Company had an undiscounted reserve for environmental remediation of approximately $93 million. Apache is not aware of any environmental claims existing as of December 31, 2013 that have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Apache Deepwater LLC, which acquired Mariner effective November 10, 2010, filed an appeal on August 31, 2012, contesting several of the Incidents of Non-Compliance. It is management’s opinion that any loss arising from this matter will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

On June 1, 2013, Apache Canada Ltd. discovered a leak of produced water from a below ground pipeline in the Zama Operations area in northern Alberta. The pipeline was associated with a produced water disposal well. The spill resulted in approximately 97 thousand barrels of produced water being released to the marsh land environment. The applicable government agencies were immediately notified of the event and the line was shut down. Apache Canada Ltd. investigated the leak while conducting clean up and monitoring activities in the affected area and communicating with appropriate parties, including regulatory and First Nation representatives. The investigation revealed a pinhole feature in the outer polyethylene liner of the composite flex line. While the exposure related to this incident is not currently determinable, the Company does not expect the economic impact of this incident to have a material effect on the Company’s financial position, results of operations, or liquidity.

Contractual Obligations

At December 31, 2013, contractual obligations for drilling rigs, purchase obligations, firm transportation agreements, and long-term operating leases are as follows:

					2019 &
Net Minimum Commitments	Total	2014	2015-2016	2017-2018	Beyond
	(In millions)
Drilling rig commitments(1)	$974	$376	$429	$157	$12
Purchase obligations(2)	1,759	1,002	533	204	20
Firm transportation agreements(3)	683	158	223	129	173
Office and related equipment(4)	391	46	101	95	149
Other operating lease obligations(5)	686	190	295	193	8

Total Net Minimum Commitments	$4,493	$1,772	$1,581	$778	$362

(1)	Includes day-rate and other contractual agreements with third party service providers for use of drilling, completion, and workover rigs.

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

The table above includes leases for buildings, facilities, and related equipment with varying expiration dates through 2035. Net rental expense was $81 million, $76 million, and $64 million for 2013, 2012, and 2011, respectively.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

9.     RETIREMENT AND DEFERRED COMPENSATION PLANS

Apache Corporation provides retirement benefits to its U.S. employees through the use of multiple plans: a 401(k) savings plan, a money purchase retirement plan, a non-qualified retirement/savings plan, and a non-qualified restorative retirement savings plan. The 401(k) savings plan provides participating employees the ability to elect to contribute up to 50 percent of eligible compensation, as defined, to the plan with the Company making matching contributions up to a maximum of 8 percent of each employee’s annual eligible compensation. In addition, the Company annually contributes 6 percent of each participating employee’s annual eligible compensation to a money purchase retirement plan. The 401(k) savings plan and the money purchase retirement plan are subject to certain annually-adjusted, government-mandated restrictions that limit the amount of employee and Company contributions. For certain eligible employees, the Company also provides a non-qualified retirement/savings plan or a non-qualified restorative retirement savings plan. These plans allow the deferral of up to 50 percent of each employee’s base salary, up to 75 percent of each employee’s annual bonus (that accepts employee contributions) and the Company’s matching contributions in excess of the government mandated limitations imposed in the 401(k) savings plan and money purchase retirement plan.

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

The aggregate annual cost to Apache of all U.S. and International savings plans, the money purchase retirement plan, non-qualified retirement/savings plan, and non-qualified restorative retirement savings plan was $123 million, $117 million, and $93 million for 2013, 2012, and 2011, respectively.

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

The following tables set forth the benefit obligation, fair value of plan assets and funded status as of December 31, 2013, 2012, and 2011, and the underlying weighted average actuarial assumptions used for the U.K. Pension Plan and U.S. postretirement benefit plan. Apache uses a measurement date of December 31 for its pension and postretirement benefit plans.

	2013		2012		2011
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	(In millions)
Change in Projected Benefit Obligation
Projected benefit obligation beginning of year	$177	$35	$150	$30	$136	$29
Service cost	5	4	5	4	5	3
Interest cost	7	1	7	1	7	1
Foreign currency exchange rate changes	4	—	7	—	(1)	—
Actuarial losses (gains)	—	(8)	14	1	6	(2)
Effect of curtailment and settlements	—	(3)	—	—	—	—
Benefits paid	(4)	(2)	(6)	(1)	(3)	(1)
Retiree contributions	—	1	—	—	—	—

Projected benefit obligation at end of year	189	28	177	35	150	30

Change in Plan Assets
Fair value of plan assets at beginning of year	170	—	145	—	135	—
Actual return on plan assets	15	—	14	—	4	—
Foreign currency exchange rates	4	—	6	—	(1)	—
Employer contributions	6	1	11	1	10	1
Benefits paid	(4)	(2)	(6)	(1)	(3)	(1)
Retiree contributions	—	1	—	—	—	—

Fair value of plan assets at end of year	191	—	170	—	145	—

Funded status at end of year	$2	$(28)	$(7)	$(35)	$(5)	$(30)

Amounts recognized in Consolidated Balance Sheet
Current liability	—	(1)	—	(1)	—	(1)
Non-current asset (liability)	2	(27)	(7)	(34)	(5)	(29)

	$2	$(28)	$(7)	$(35)	$(5)	$(30)

Pre-tax Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Accumulated gain (loss)	(22)	1	(32)	(7)	(25)	(6)

	$(22)	$1	$(32)	$(7)	$(25)	$(6)

Weighted Average Assumptions used as of December 31
Discount rate	4.60%	4.33%	4.30%	3.43%	4.70%	4.04%
Salary increases	4.90%	N/A	4.60%	N/A	4.60%	N/A
Expected return on assets	5.60%	N/A	4.70%	N/A	4.85%	N/A
Healthcare cost trend
Initial	N/A	7.00%	N/A	7.25%	N/A	7.50%
Ultimate in 2022	N/A	5.00%	N/A	5.00%	N/A	5.00%

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

As of December 31, 2013, 2012, and 2011, the accumulated benefit obligation for the U.K. Pension Plan was $160 million, $139 million, and $119 million, respectively.

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

	Target Allocation	Percentage of Plan Assets at Year-End
	2013	2013	2012
Asset Category
Equity securities:
U.K. quoted equities	17%	18%	16%
Overseas quoted equities	33%	33%	33%

Total equity securities	50%	51%	49%

Debt securities:
U.K. Government bonds	30%	29%	30%
U.K. corporate bonds	20%	20%	20%

Debt securities	50%	49%	50%

Cash	0%	0%	1%

Total	100%	100%	100%

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

The plan’s assets do not include any direct ownership of equity or debt securities of Apache. The fair value of plan assets is based upon unadjusted quoted prices for identical instruments in active markets, which is a Level 1 fair value measurement. The following tables present the fair values of plan assets for each major asset category based on the nature and significant concentration of risks in plan assets at December 31, 2013 and December 31, 2012:

	Fair Value Measurements Using:
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
	(In millions)
December 31, 2013
Equity securities:
U.K. quoted equities(1)	$35	$—	$—	$35
Overseas quoted equities(2)	63	—	—	63

Total equity securities	98	—	—	98

Debt securities:
U.K. Government bonds(3)	54	—	—	54
U.K. corporate bonds(4)	38	—	—	38

Total debt securities	92	—	—	92

Cash	1	—	—	1

Fair value of plan assets	$191	$—	$—	$191

December 31, 2012
Equity securities:
U.K. quoted equities(1)	$28	$—	$—	$28
Overseas quoted equities(2)	56	—	—	56

Total equity securities	84	—	—	84

Debt securities:
U.K. Government bonds(3)	51	—	—	51
U.K. corporate bonds(4)	34	—	—	34

Total debt securities	85	—	—	85

Cash	1	—	—	1

Fair value of plan assets	$170	$—	$—	$170

(1)	This category comprises U.K. equities, which are benchmarked against the FTSE All-Share Index.

(2)

This category includes overseas equities, which comprises 85 percent global equities benchmarked against the MSCI World Index and 15 percent emerging markets benchmarked against the MSCI Emerging Markets Index, both of which have a performance target of 2 percent per annum over the benchmark over a rolling three-year period.

(3)

This category includes U.K. Government bonds: 33 percent benchmarked against iBoxx Sterling Overall Index, with a performance target of 0.75 percent per annum over the benchmark over a rolling three-year period; and 67 percent against the FTSE Actuaries Government Securities Index-Linked Over 5 Years Index.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—  (Continued)

The expected long-term rate of return on assets assumptions are derived relative to the yield on long-dated fixed-interest bonds issued by the U.K. government (gilts). For equities, out performance relative to gilts is assumed to be 3.5 percent per year.

The following tables set forth the components of the net periodic cost and the underlying weighted average actuarial assumptions used for the pension and postretirement benefit plans as of December 31, 2013, 2012, and 2011:

	2013		2012		2011
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	(In millions)
Component of Net Periodic Benefit Costs
Service cost	$5	$4	$5	$4	$5	$3
Interest cost	7	1	7	1	7	1
Expected return on assets	(8)	—	(7)	—	(8)	—
Amortization of actuarial (gain) loss	2	—	1	—	—	—
Curtailment (gain) loss	—	(3)	—	—	—	—

Net periodic benefit cost	$6	$2	$6	$5	$4	$4

Weighted Average Assumptions used to determine Net Period Benefit Cost for the Years ended December 31
Discount rate	4.30%	3.43%	4.70%	4.04%	5.40%	4.93%
Salary increases	4.60%	N/A	4.60%	N/A	5.00%	N/A
Expected return on assets	4.70%	N/A	4.85%	N/A	6.25%	N/A
Healthcare cost trend
Initial	N/A	7.25%	N/A	7.50%	N/A	8.00%
Ultimate in 2022	N/A	5.00%	N/A	5.00%	N/A	5.00%

Assumed health care cost trend rates affect amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Postretirement Benefits
	1% Increase	1% Decrease
	(In millions)
Effect on service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	6	(4)

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Apache expects to contribute approximately $6 million to its pension plan and $1 million to its postretirement benefit plan in 2014. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Postretirement
	Benefits	Benefits
	(In millions)
2014	$5	$1
2015	5	1
2016	5	2
2017	5	2
2018	5	2
Years 2019-2023	30	16

10.     CAPITAL STOCK

Common Stock Outstanding

	2013	2012	2011
Balance, beginning of year	391,640,770	384,117,643	382,391,742
Shares issued for stock-based compensation plans:
Treasury shares issued	25,214	60,767	144,313
Common shares issued	929,596	1,189,693	1,581,588
Common shares issued for conversion of preferred shares	14,399,247	—	—
Treasury shares acquired	(11,221,919)	—	—
Cordillera consideration (Note 2)	—	6,272,667	—

Balance, end of year	395,772,908	391,640,770	384,117,643

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2013, 2012, and 2011 is presented in the table below.

	2013			2012			2011
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Net income attributable to common stock	$2,188	395	$5.53	$1,925	389	$4.95	$4,508	384	$11.75

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	$44	9		$—	—		$76	14
Stock options and other	—	2		—	2		—	2

Diluted:
Net income attributable to common stock, including assumed conversions	$2,232	406	$5.50	$1,925	391	$4.92	$4,584	400	$11.47

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

The diluted EPS calculation excludes options and restricted shares that were anti-dilutive totaling 4.9 million, 4.4 million, and 2.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. For the year ended December 31, 2012, 14.3 million shares related to the assumed conversion of the Mandatory Convertible Preferred Stock were also anti-dilutive.

Stock Repurchase Program

In May 2013, Apache’s Board of Directors authorized the purchase of up to 30 million shares of the Company’s common stock, valued at approximately $2 billion when first announced. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, with the repurchase of 2,924,271 shares at an average price of $85.47 during the month of June. During the fourth quarter of 2013, 8,297,648 shares were repurchased at an average price of $90.08. An additional 2,393,917 shares were purchased subsequent to December 31, 2013 at an average cost of $84.67. The Company anticipates that further purchases will primarily be made with proceeds from asset dispositions, but the Company is not obligated to acquire any specific number of shares.

Common Stock Dividend

The Company paid common stock dividends of $0.77 per share in 2013, $0.66 per share in 2012, and $0.60 per share in 2011.

Stock Compensation Plans

The Company has several stock-based compensation plans, which include stock options, stock appreciation rights, restricted stock, and conditional restricted stock unit plans. On May 5, 2011, the Company’s shareholders approved the 2011 Omnibus Equity Compensation Plan (the 2011 Plan), which is intended to provide eligible employees with equity-based incentives. The 2011 Plan provides for the granting of Incentive Stock Options, Non-Qualified Stock Options, Performance Awards, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, or any combination of the foregoing. A total of 27.3 million shares were authorized and available for grant under the 2011 Plan as of December 31, 2013. Previously approved plans remain in effect solely for the purpose of governing grants still outstanding that were issued prior to approval of the 2011 Plan. All new grants are issued from the 2011 Plan.

For 2013, 2012, and 2011, stock-based compensation expensed was $136 million, $167 million, and $113 million ($94 million, $119 million, and $73 million after tax), respectively. Costs related to the plans are capitalized or expensed based on the nature of each employee’s activities. A description of the Company’s stock-based compensation plans and related costs follows:

	2013	2012	2011
	(In millions)
Stock-based compensation expensed:
General and administrative	$89	$104	$69
Lease operating expenses	47	63	44
Stock-based compensation capitalized	55	67	42

	$191	$234	$155

Stock Options

As of December 31, 2013, officers and employees held options to purchase shares of the Company’s common stock under one or more of the employee stock option plans adopted in 2000 and 2005 (collectively, the Stock Option Plans), as well as the 2007 Omnibus Equity Compensation Plan (the 2007 Plan), and the 2011 Plan

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

A summary of stock options issued and outstanding under the Stock Option Plans and the Omnibus Plans is presented in the table and narrative below:

	2013
	Shares Under Option	Weighted Average Exercise Price
	(In thousands)
Outstanding, beginning of year	7,573	$90.47
Granted	819	80.89
Exercised	(327)	72.55
Forfeited or expired	(502)	97.88

Outstanding, end of year(1)	7,563	89.71

Expected to vest(1)	2,370	92.50

Exercisable, end of year(1)	4,678	88.53

Weighted average fair value of options granted during the year	$23.18

(1)

As of December 31, 2013, the weighted average remaining contractual life for options outstanding, expected to vest, and exercisable is 6.1 years, 8.2 years, and 4.7 years, respectively. The aggregate intrinsic value of options outstanding, expected to vest, and exercisable at year-end was $43 million, $7 million, and $34 million, respectively. The weighted-average grant-date fair value of options granted during the years 2013, 2012, and 2011 was $23.18, $26.41, and $42.20, respectively.

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

	2013	2012	2011
Expected volatility	33.60%	34.94%	34.47%
Expected dividend yields	0.99%	0.82%	0.47%
Expected term (in years)	5.5	5.5	5.5
Risk-free rate	0.79%	0.78%	1.95%

The intrinsic value of options exercised during 2013, 2012, and 2011 was approximately $4 million, $12 million and $50 million, respectively. The cash received from exercise of options during 2013 was approximately

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

$24 million. The Company realized an additional tax benefit of approximately $1.5 million for the amount of intrinsic value in excess of compensation cost recognized in 2013. As of December 31, 2013, the total compensation cost related to non-vested options not yet recognized was $60 million, which will be recognized over the remaining vesting period of the options.

Stock Appreciation Rights

For some non-executive employees, the Company issued stock appreciation rights (SARs) in lieu of stock options. The SARs vest ratably over four years and are settled in cash upon exercise throughout their ten-year life. In 2012, the Company issued 180,555 SARs with a weighted-average exercise price of $82.63 under the 2011 Omnibus Plan. As of December 31, 2013, a total of 316,127 SARs were outstanding, of which 201,552 were exercisable. Since SARs are cash-settled, the Company records compensation expense based on the fair value of the SARs at the end of each period. As of year-end, the weighted-average fair value of SARs outstanding was $33.41 based on the Black-Scholes valuation methodology using assumptions comparable to those discussed above. During 2013, 237,288 SARs were exercised. The aggregate of cash payments made to settle SARs was $11 million.

Restricted Stock and Restricted Stock Units

The Company has restricted stock and restricted stock unit plans for eligible employees including officers. The programs created under the Omnibus Plans have been approved by Apache’s Board of Directors. In 2013, the Company awarded 3,098,029 restricted stock units at a weighted-average per-share market price of $82.95. In 2012 and 2011, the Company awarded 1,219,886 and 887,851 restricted stock units at a weighted-average per-share market price of $85.67 and $124.16, respectively. The value of the stock issued was established by the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2013, 2012, and 2011, $82 million ($53 million after tax), $74 million ($48 million after tax), and $76 million ($49 million after tax), respectively, was charged to expense. In 2013, 2012, and 2011, $30 million, $25 million, and $28 million was capitalized, respectively. As of December 31, 2013, there was $242 million of total unrecognized compensation cost related to 3,952,539 unvested restricted stock units. The weighted-average remaining life of unvested restricted stock units is approximately 1.3 years.

The fair value of the awards vested during 2013, 2012 and 2011 was approximately $88 million, $114 million, and $85 million, respectively. A summary of restricted stock activity for the year ended December 31, 2013, is presented below.

	Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Non-vested at January 1, 2013	2,164	$97.34
Granted	3,098	82.95
Vested	(907)	96.79
Forfeited	(402)	88.61

Non-vested at December 31, 2013	3,953	86.70

Conditional Restricted Stock Units

To provide long-term incentives for Apache employees to deliver competitive returns to the Company’s stockholders, the Company has granted conditional restricted stock units to eligible employees. The ultimate number of shares awarded from these conditional restricted stock units is based upon measurement of total

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

shareholder return of Apache common stock as compared to a designated peer group during a three-year performance period. Should any restricted stock units be awarded at the end of the three-year performance period, 50 percent of restricted stock units awarded will immediately vest, and an additional 25 percent will vest on succeeding anniversaries of the end of the performance period. Grants from two conditional restricted stock unit programs were outstanding at December 31, 2013, as described below:

•

In November 2010 the Company’s Board of Directors approved the 2011 Performance Program, pursuant to the 2007 Plan. In January 2011 eligible employees received initial conditional restricted stock unit awards totaling 585,811 units. Based on measurement of total shareholder return relative to the designated peer group at December 31, 2013, zero shares were awarded and all unvested conditional restricted stock units were cancelled. Upon cancellation, all remaining unamortized expense related to these awards was immediately amortized.

•

In January 2012 the Company’s Board of Directors approved the 2012 Performance Program, pursuant to the 2011 Plan. In January 2012 eligible employees received initial conditional restricted stock unit awards totaling 851,985 units. A total of 710,686 units were outstanding at December 31, 2013, from which a minimum of zero and a maximum of 1,776,715 units could be awarded.

•

In January 2013 the Company’s Board of Directors approved the 2013 Performance Program, pursuant to the 2011 Plan. In January 2013 eligible employees received initial conditional restricted stock unit awards totaling 1,232,176 units. In May 2013, the Company’s Board of Directors cancelled 918,016 awards under the 2013 Performance Program for nonexecutive employees. A total of 310,091 awards were outstanding at December 31, 2013, from which a minimum of zero and a maximum of 775,228 units could be awarded.

The fair value cost of the awards was estimated on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2013, 2012, and 2011, $27 million ($17 million after tax), $47 million ($31 million after tax), and $12 million ($8 million after tax), respectively, was charged to expense. During 2013, 2012, and 2011, $13 million, $21 million, and $5 million was capitalized, respectively. As of December 31, 2013, there was $47 million of total unrecognized compensation cost related to 1,020,777 unvested conditional restricted stock units. The weighted-average remaining life of the unvested conditional restricted stock units is approximately 2.1 years.

	Shares	Weighted- Average Grant- Date Fair Value(1)
	(In thousands)
Non-vested at January 1, 2013	1,306	$78.40
Granted	1,232	79.60
Vested	0	79.49
Cancelled	(1,369)	83.34
Forfeited	(149)	78.09

Non-vested at December 31, 2013	1,020	73.73

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

Preferred Stock

The Company has 10,000,000 shares of no par preferred stock authorized, of which 25,000 shares have been designated as Series A Junior Participating Preferred Stock (the Series A Preferred Stock). The Company’s 6.00 percent Mandatory Convertible Preferred Stock, Series D (the Series D Preferred Stock) were converted to Apache common shares in August 2013.

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

On February 5, 2014, the Company’s Board of Directors voted to terminate the Company’s stockholder rights plan. As a result of this decision, the Board approved an amendment to the Rights Agreement that will have the effect of terminating the Rights. The amendment will change the expiration date to March 7, 2014 and, thereby, accelerate the expiration of the Rights. The Company expects that the amendment will be fully executed on March 7, 2014.

Series D Preferred Stock

On July 28, 2010, Apache issued 25.3 million depositary shares, each representing a 1/20th interest in a share of Apache’s 6.00-percent Mandatory Convertible Preferred Stock, Series D (Preferred Share), or 1.265 million Preferred Shares. Upon conversion of the outstanding Preferred Shares on August 1, 2013, 14.4 million Apache common shares were issued.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss include the following:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Currency translation adjustment(1)	$(109)	$(109)	$(109)
Unrealized gain (loss) on derivatives (Note 3)	1	(6)	114
Unfunded pension and postretirement benefit plan (Note 9)	(7)	(16)	(14)

Accumulated other comprehensive loss	$(115)	$(131)	$(9)

(1)

Currency translation adjustments resulting from translating the Canadian subsidiaries’ financial statements into U.S. dollar equivalents, prior to adoption of the U.S. dollar as their functional currency, were reported separately and accumulated in other comprehensive income (loss).

12.     MAJOR CUSTOMERS

In 2013, 2012, and 2011, purchases by Royal Dutch Shell plc and its subsidiaries accounted for 24 percent, 20 percent, and 11 percent, respectively, of the Company’s worldwide oil and gas production revenues. In 2011, purchases by the Vitol Group accounted for 13 percent of the Company’s worldwide oil and gas production revenues.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

13.     BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At December 31, 2013, the Company had production in six countries: the United States, Canada, Egypt, Australia, the U.K. North Sea, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Other International	Total(1)
	(In millions)
2013
Oil and gas production revenues	$6,902	$1,224	$3,917	$1,140	$2,728	$491	$—	$16,402
Operating Expenses:
Depreciation, depletion, and amortization
Recurring	2,338	505	1,005	423	1,022	230	1	5,524
Additional	552	—	—	—	367	181	76	1,176
Asset retirement obligation accretion	94	49	—	27	68	5	—	243
Lease operating expenses	1,320	459	471	214	400	192	—	3,056
Gathering and transportation	84	155	42	—	7	9	—	297
Taxes other than income	335	45	8	13	384	47	—	832

Operating Income (Loss)	$2,179	$11	$2,391	$463	$480	$(173)	$(77)	5,274

Other Income (Expense):
Derivative instrument gains (losses), net								(399)
Other								51
General and administrative								(503)
Acquisitions, divestitures, and transition								(33)
Financing costs, net								(174)

Income Before Income Taxes								$4,216

Net Property and Equipment	$27,010	$6,058	$5,454	$6,838	$5,622	$1,416	$23	$52,421

Total Assets	$29,940	$6,952	$8,121	$8,094	$6,902	$1,577	$51	$61,637

Additions to Net Property and Equipment	$6,404	$1,082	$1,309	$1,954	$1,084	$205	$24	$12,062

(1) Includes a noncontrolling interest in Egypt.

2012
Oil and gas production revenues	$6,226	$1,322	$4,554	$1,575	$2,751	$519	$—	$16,947
Operating Expenses:
Depreciation, depletion, and amortization
Recurring	2,056	594	925	466	914	228	—	5,183
Additional	—	1,883	—	—	—	—	43	1,926
Asset retirement obligation accretion	112	41	—	17	58	4	—	232
Lease operating expenses	1,386	458	410	215	315	184	—	2,968
Gathering and transportation	69	163	39	—	24	8	—	303
Taxes other than income	292	50	14	11	451	44	—	862

Operating Income (Loss)	$2,311	$(1,867)	$3,166	$866	$989	$51	$(43)	5,473

Other Income (Expense):
Derivative instrument gains (losses), net								(79)
Other								210
General and administrative								(531)
Acquisitions, divestitures, and transition								(31)
Financing costs, net								(165)

Income Before Income Taxes								$4,877

Net Property and Equipment	$28,552	$6,640	$5,151	$5,312	$5,927	$1,621	$77	$53,280

Total Assets	$31,175	$7,142	$7,311	$6,280	$6,874	$1,835	$120	$60,737

Additions to Net Property and
Equipment	$9,586	$1,096	$1,153	$1,581	$1,104	$337	$98	$14,955

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

	United States	Canada	Egypt	Australia	North Sea	Argentina	Other International	Total
	(In millions)
2011
Oil and gas production revenues	$6,103	$1,617	$4,791	$1,734	$2,091	$474	$—	$16,810
Operating Expenses:
Depreciation, depletion, and amortization
Recurring	1,684	546	818	440	409	198	—	4,095
Additional	—	—	—	—	—	—	109	109
Asset retirement obligation accretion	97	26	—	10	17	4	—	154
Lease operating expenses	1,167	470	398	197	208	165	—	2,605
Gathering and transportation	64	165	35	—	25	7	—	296
Taxes other than income	259	51	13	9	539	28	—	899

Operating Income (Loss)	$2,832	$359	$3,527	$1,078	$893	$72	$(109)	8,652

Other Expense:
Other								78
General and administrative								(459)
Acquisitions, divestitures, and transition								(20)
Financing costs, net								(158)

Income Before Income Taxes								$8,093

Net Property and Equipment	$21,038	$8,022	$4,923	$4,194	$5,737	$1,512	$22	$45,448

Total Assets	$23,499	$8,816	$6,656	$4,681	$6,600	$1,766	$33	$52,051

Additions to Net Property and
Equipment	$3,854	$1,288	$1,015	$1,140	$4,175	$374	$73	$11,919

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

14.     SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

Oil and Gas Operations

The following table sets forth revenue and direct cost information relating to the Company’s oil and gas exploration and production activities. Apache has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

	United States	Canada	Egypt(3)	Australia	North Sea	Argentina	Other International	Total(3)
	(In millions, except per boe)
2013
Oil and gas production revenues	$6,902	$1,224	$3,917	$1,140	$2,728	$491	$—	$16,402

Operating cost:
Depreciation, depletion, and amortization
Recurring(1)	2,227	426	881	361	999	220	—	5,114
Additional	552	—	—	—	367	181	76	1,176
Asset retirement obligation accretion	94	49	—	27	68	5	—	243
Lease operating expenses	1,320	459	471	214	400	192	—	3,056
Gathering and transportation	84	155	42	—	7	9	—	297
Production taxes(2)	324	40	—	14	382	36	—	796
Income tax	817	24	1,161	157	313	(53)	—	2,419

	5,418	1,153	2,555	773	2,536	590	76	13,101

Results of operation	$1,484	$71	$1,362	$367	$192	$(99)	$(76)	$3,301

Amortization rate per boe	$18.39	$10.89	$16.21	$17.47	$37.25	$14.13	$—	$18.42

2012
Oil and gas production revenues	$6,226	$1,322	$4,554	$1,575	$2,751	$519	$—	$16,947

Operating cost:
Depreciation, depletion, and amortization
Recurring(1)	1,984	580	924	460	912	225	—	5,085
Additional	—	1,883	—	—	—	—	109	1,992
Asset retirement obligation accretion	112	41	—	17	58	4	—	232
Lease operating expenses	1,386	458	410	215	315	184	—	2,968
Gathering and transportation	69	163	39	—	24	8	—	303
Production taxes(2)	279	42	—	11	451	34	—	817
Income tax	851	(466)	1,527	262	614	22	—	2,810

	4,681	2,701	2,900	965	2,374	477	109	14,207

Results of operation	$1,545	$(1,379)	$1,654	$610	$377	$42	$(109)	$2,740

Amortization rate per boe	$17.24	$11.66	$13.81	$17.67	$32.65	$12.39	$—	$16.88

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

	United States	Canada	Egypt(3)	Australia	North Sea	Argentina	Other International	Total(3)
	(In millions, except per boe)
2011
Oil and gas production revenues	$6,103	$1,617	$4,791	$1,734	$2,091	$474	$—	$16,810

Operating cost:
Depreciation, depletion, and amortization
Recurring(1)	1,634	537	818	435	405	195	—	4,024
Additional	—	—	—	—	—	—	109	109
Asset retirement obligation accretion	97	26	—	10	17	4	—	154
Lease operating expenses	1,167	470	398	197	208	165	—	2,605
Gathering and transportation	64	165	35	—	25	7	—	296
Production taxes(2)	255	44	—	9	538	19	—	865
Income tax	1,025	95	1,699	325	557	29	—	3,730

	4,242	1,337	2,950	976	1,750	419	109	11,783

Results of operation	$1,861	$280	$1,841	$758	$341	$55	$(109)	$5,027

Amortization rate per boe	$15.55	$10.44	$11.63	$16.59	$20.21	$10.87	$—	$13.97

(1)	This amount only reflects DD&A of capitalized costs of oil and gas proved properties and, therefore, does not agree with DD&A reflected on Note 13 — Business Segment Information.

(2)	Only reflects amounts directly related to oil and gas producing properties and, therefore, does not agree with taxes other than income reflected on Note 13 — Business Segment Information.

(3)	2013 includes a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Costs Incurred in Oil and Gas Property Acquisitions, Exploration, and Development Activities

	United States	Canada	Egypt(2)	Australia	North Sea	Argentina	Other International	Total(2)
	(In millions)
2013
Acquisitions:
Proved	$17	$—	$35	$—	$125	$—	$—	$177
Unproved	—	137	11	—	17	—	—	165
Exploration	757	50	563	169	278	53	22	1,892
Development	5,435	722	618	996	635	142	—	8,548

Costs incurred(1)	$6,209	$909	$1,227	$1,165	$1,055	$195	$22	$10,782

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$239	$35	$15	$16	$25	$10	$—	$340
Asset retirement costs	480	17	—	(30)	67	3	—	537

(2) Includes a noncontrolling interest in Egypt.

2012
Acquisitions:
Proved	$1,076	$5	$28	$32	$110	$—	$—	$1,251
Unproved	2,329	—	—	—	26	—	—	2,355
Exploration	1,369	111	696	149	111	157	96	2,689
Development	4,465	762	394	915	837	161	2	7,536

Costs incurred(1)	$9,239	$878	$1,118	$1,096	$1,084	$318	$98	$13,831

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$215	$38	$16	$12	$24	$11	$—	$316
Asset retirement costs	473	245	—	207	89	18	—	1,032

2011
Acquisitions:
Proved	$368	$—	$(12)	$—	$2,399	$—	$—	$2,755
Unproved	116	33	2	48	476	—	13	688
Exploration	418	209	570	286	18	202	59	1,762
Development	2,832	883	344	429	941	156	2	5,587

Costs incurred(1)	$3,734	$1,125	$904	$763	$3,834	$358	$74	$10,792

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$152	$47	$18	$14	$—	$12	$—	$243
Asset retirement costs	380	228	—	125	678	—	—	1,411

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Capitalized Costs

The following table sets forth the capitalized costs and associated accumulated depreciation, depletion, and amortization, including impairments, relating to the Company’s oil and gas production, exploration, and development activities:

	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Other International	Total(1)
	(In millions)
2013
Proved properties	$41,904	$13,231	$8,418	$7,298	$9,378	$2,933	$228	$83,390
Unproved properties	5,042	1,116	660	471	702	349	23	8,363

	46,946	14,347	9,078	7,769	10,080	3,282	251	91,753
Accumulated DD&A	(20,745)	(9,310)	(5,356)	(2,839)	(4,811)	(1,964)	(228)	(45,253)

	$26,201	$5,037	$3,722	$4,930	$5,269	$1,318	$23	$46,500

(1) Includes a noncontrolling interest in Egypt.

2012
Proved properties	$40,163	$13,477	$7,165	$6,319	$8,401	$2,706	$152	$78,383
Unproved properties	5,641	1,059	686	284	626	382	76	8,754

	45,804	14,536	7,851	6,603	9,027	3,088	228	87,137
Accumulated DD&A	(17,968)	(8,899)	(4,474)	(2,478)	(3,445)	(1,562)	(152)	(38,978)

	$27,836	$5,637	$3,377	$4,125	$5,582	$1,526	$76	$48,159

Costs Not Being Amortized

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2013, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2013	2012	2011	2010 and Prior
	(In millions)
Property acquisition costs	$6,437	$466	$3,391	$899	$1,681
Exploration and development	1,666	1,138	388	88	52
Capitalized interest	260	48	48	30	134

Total	$8,363	$1,652	$3,827	$1,017	$1,867

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

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The reserve data in the following tables only represent estimates and should not be construed as being exact.

	Crude Oil and Condensate
	(Thousands of barrels)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2010	422,737	90,292	109,657	48,072	115,705	16,583	803,046
December 31, 2011	428,251	81,846	105,840	35,725	136,990	16,001	804,653
December 31, 2012	474,837	79,695	106,746	29,053	119,635	15,845	825,811
December 31, 2013	457,981	80,526	119,242	22,524	100,327	14,195	794,795
Proved undeveloped reserves:
December 31, 2010	214,117	56,855	17,470	18,064	38,663	4,062	349,231
December 31, 2011	205,763	59,746	22,195	32,220	32,415	4,585	356,924
December 31, 2012	203,068	70,650	17,288	34,808	28,019	2,981	356,814
December 31, 2013	195,835	56,366	16,302	36,703	29,253	2,231	336,690
Total proved reserves:
Balance December 31, 2010	636,855	147,146	127,127	66,136	154,368	20,645	1,152,277
Extensions, discoveries and other additions	45,676	16,712	45,021	15,762	332	3,230	126,733
Purchase of minerals in-place	5,097	705	—	—	34,612	—	40,414
Revisions of previous estimates	(8,904)	(17,117)	(6,185)	—	—	215	(31,991)
Production	(43,587)	(5,202)	(37,928)	(13,953)	(19,907)	(3,503)	(124,080)
Sale of properties	(1,123)	(653)	—	—	—	—	(1,776)

Balance December 31, 2011	634,014	141,591	128,035	67,945	169,405	20,587	1,161,577
Extensions, discoveries and other additions	84,656	18,935	36,188	6,277	346	1,133	147,535
Purchase of minerals in-place	15,942	188	—	276	2,143	—	18,549
Revisions of previous estimates	(7,474)	(4,577)	(3,678)	(66)	(928)	671	(16,052)
Production	(49,089)	(5,792)	(36,511)	(10,571)	(23,312)	(3,565)	(128,840)
Sale of properties	(144)	—	—	—	—	—	(144)

Balance December 31, 2012	677,905	150,345	124,034	63,861	147,654	18,826	1,182,625
Extensions, discoveries and other additions	133,227	10,177	43,738	2,539	1,543	998	192,222
Purchase of minerals in-place	85	—	5	—	3,623	—	3,713
Revisions of previous estimates	1,683	(531)	457	(118)	18	24	1,533
Production	(53,621)	(6,469)	(32,690)	(7,055)	(23,258)	(3,422)	(126,515)
Sale of properties	(105,463)	(16,630)	—	—	—	—	(122,093)

Balance December 31, 2013	653,816	136,892	135,544	59,227	129,580	16,426	1,131,485

(1)	2013 includes proved reserves of 45 MMbbls as of December 31, 2013 attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

	Natural Gas Liquids
	(Thousands of barrels)
	United States	Canada	Egypt	Australia	North Sea	Argentina	Total
Proved developed reserves:
December 31, 2010	91,800	23,701	—	—	—	5,875	121,376
December 31, 2011	107,490	23,256	—	—	8,753	5,939	145,438
December 31, 2012	154,508	21,996	—	—	2,438	5,007	183,949
December 31, 2013	184,485	26,099	—	—	2,435	4,110	217,129
Proved undeveloped reserves:
December 31, 2010	30,361	4,142	—	—	—	579	35,082
December 31, 2011	52,543	8,193	—	—	509	1,215	62,460
December 31, 2012	60,889	12,258	—	—	380	876	74,403
December 31, 2013	63,538	9,970	—	—	215	1,009	74,732
Total proved reserves:
Balance December 31, 2010	122,160	27,844	—	—	—	6,454	156,458
Extensions, discoveries and other additions	43,915	5,890	18	—	72	1,784	51,679
Purchase of minerals in-place	586	47	—	—	9,191	—	9,824
Revisions of previous estimates	1,713	774	—	—	—	17	2,504
Production	(8,071)	(2,174)	(18)	—	(1)	(1,102)	(11,366)
Sale of properties	(270)	(931)	—	—	—	—	(1,201)

Balance December 31, 2011	160,033	31,450	—	—	9,262	7,153	207,898
Extensions, discoveries and other additions	71,965	7,655	—	—	246	—	79,866
Purchase of minerals in-place	230	9	—	—	231	—	470
Revisions of previous estimates	(4,559)	(2,569)	—	—	(6,329)	(169)	(13,626)
Production	(12,272)	(2,291)	—	—	(592)	(1,101)	(16,256)
Sale of properties	—	—	—	—	—	—	—

Balance December 31, 2012	215,397	34,254	—	—	2,818	5,883	258,352
Extensions, discoveries and other additions	69,231	4,014	—	—	—	—	73,245
Purchase of minerals in-place	45	—	—	—	295	—	340
Revisions of previous estimates	1,591	546	—	—	1	3	2,141
Production	(19,922)	(2,442)	—	—	(464)	(767)	(23,595)
Sale of properties	(18,319)	(303)	—	—	—	—	(18,622)

Balance December 31, 2013	248,023	36,069	—	—	2,650	5,119	291,861

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

	Natural Gas
	(Millions of cubic feet)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2010	2,284,116	2,181,615	748,573	682,763	4,144	462,206	6,363,417
December 31, 2011	2,215,973	2,108,801	700,866	675,618	105,028	447,132	6,253,418
December 31, 2012	2,353,587	1,734,657	690,436	596,052	93,319	365,054	5,833,105
December 31, 2013	2,005,966	1,294,420	621,825	626,543	88,177	289,133	4,926,064
Proved undeveloped reserves:
December 31, 2010	988,869	1,310,352	328,344	805,735	—	70,465	3,503,765
December 31, 2011	760,238	1,438,710	282,100	893,966	3,414	90,427	3,468,855
December 31, 2012	832,320	403,227	205,055	1,074,018	18,985	97,496	2,631,101
December 31, 2013	667,160	439,037	190,355	975,224	18,988	121,584	2,412,348
Total proved reserves:
Balance December 31, 2010	3,272,985	3,491,967	1,076,917	1,488,498	4,144	532,671	9,867,182
Extensions, discoveries and other additions	169,506	505,049	77,049	148,640	475	81,274	981,993
Purchase of minerals in-place	67,595	8,838	—	—	104,658	—	181,091
Revisions of previous estimates	(7,716)	(133,359)	(37,623)	—	—	1,107	(177,591)
Production	(315,631)	(230,880)	(133,377)	(67,554)	(835)	(77,493)	(825,770)
Sale of properties	(210,528)	(94,104)	—	—	—	—	(304,632)

Balance December 31, 2011	2,976,211	3,547,511	982,966	1,569,584	108,442	537,559	9,722,273
Extensions, discoveries and other additions	365,863	252,130	55,967	176,969	16,397	2,623	869,949
Purchase of minerals in-place	313,885	2,503	—	1,745	8,494	—	326,627
Revisions of previous estimates	(156,840)	(1,443,989)	(13,974)	101	—	496	(1,614,206)
Production	(312,600)	(219,849)	(129,468)	(78,329)	(21,029)	(78,128)	(839,403)
Sale of properties	(612)	(422)	—	—	—	—	(1,034)

Balance December 31, 2012	3,185,907	2,137,884	895,491	1,670,070	112,304	462,550	8,464,206
Extensions, discoveries and other additions	306,721	359,493	44,382	13,351	2,750	16,515	743,212
Purchase of minerals in-place	855	—	—	—	10,680	—	11,535
Revisions of previous estimates	61,247	109,551	2,413	(101)	32	49	173,191
Production	(285,187)	(181,593)	(130,106)	(81,553)	(18,601)	(68,397)	(765,437)
Sale of properties	(596,417)	(691,878)	—	—	—	—	(1,288,295)

Balance December 31, 2013	2,673,126	1,733,457	812,180	1,601,767	107,165	410,717	7,338,412

(1)	2013 includes proved reserves of 271 Bcf as of December 31, 2013 attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

	Total Equivalent Reserves
	(Thousands barrels of oil equivalent)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2010	895,223	477,594	234,419	161,866	116,396	99,493	1,984,991
December 31, 2011	905,069	456,569	222,651	148,328	163,248	96,462	1,992,327
December 31, 2012	1,021,610	390,800	221,819	128,395	137,626	81,695	1,981,945
December 31, 2013	976,795	322,362	222,880	126,948	117,457	66,494	1,832,936
Proved undeveloped reserves:
December 31, 2010	409,290	279,389	72,194	152,353	38,663	16,385	968,274
December 31, 2011	385,013	307,724	69,212	181,214	33,493	20,871	997,527
December 31, 2012	402,677	150,113	51,464	213,811	31,563	20,106	869,734
December 31, 2013	370,566	139,509	48,028	199,240	32,633	23,504	813,480
Total proved reserves:
Balance December 31, 2010	1,304,512	756,984	306,613	314,219	155,059	115,878	2,953,265
Extensions, discoveries and other additions	117,842	106,778	57,882	40,534	483	18,559	342,078
Purchase of minerals in-place	16,949	2,225	—	—	61,246	—	80,420
Revisions of previous estimates	(8,477)	(38,570)	(12,456)	—	—	417	(59,086)
Production	(104,263)	(45,856)	(60,176)	(25,211)	(20,047)	(17,521)	(273,074)
Sale of properties	(36,481)	(17,268)	—	—	—	—	(53,749)

Balance December 31, 2011	1,290,082	764,293	291,863	329,542	196,741	117,333	2,989,854
Extensions, discoveries and other additions	217,598	68,612	45,516	35,772	3,325	1,570	372,393
Purchase of minerals in-place	68,486	614	—	567	3,790	—	73,457
Revisions of previous estimates	(38,172)	(247,811)	(6,007)	(49)	(7,258)	585	(298,712)
Production	(113,461)	(44,725)	(58,089)	(23,626)	(27,409)	(17,687)	(284,997)
Sale of properties	(246)	(70)	—	—	—	—	(316)

Balance December 31, 2012	1,424,287	540,913	273,283	342,206	169,189	101,801	2,851,679
Extensions, discoveries and other additions	253,578	74,107	51,135	4,764	2,001	3,751	389,336
Purchase of minerals in-place	273	—	5	—	5,698	—	5,976
Revisions of previous estimates	13,482	18,274	859	(135)	24	35	32,539
Production	(121,074)	(39,177)	(54,374)	(20,647)	(26,822)	(15,589)	(277,683)
Sale of properties	(223,185)	(132,246)	—	—	—	—	(355,431)

Balance December 31, 2013	1,347,361	461,871	270,908	326,188	150,090	89,998	2,646,416

(1)	2013 includes total proved reserves of 90 MMboe attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

During 2013, Apache added 6 MMboe of estimated proved reserves through purchases of minerals in-place. We sold 355 MMboe through several divestiture transactions which included the majority of our Gulf of Mexico Shelf properties and certain fields in Canada. During 2013, Apache also added 389 MMboe from extensions, discoveries and other additions. In the U.S., the Company recorded 254 MMboe primarily associated with drilling successes in the Permian and Anadarko basins, which added 150 MMboe and 65 MMboe, respectively; 20 MMboe from appraisal drilling in the deepwater Gulf of Mexico; and 19 MMboe from various drilling programs in other U.S. regions. In Canada, additions of 74 MMboe were primarily a result of drilling activity for liquids-rich gas targets in the Kaybob field area, horizontal drilling in our House Mountain waterflood units, extensions of the Glauconitic trend in our West 5 area and shallow oil drilling in Brownfield and Consort field areas. Egypt contributed 51 MMboe from exploration and appraisal activity in the West Kalabsha, Shushan, Khalda and Ras Kanayes concessions along with continued development of the Razzak, Abu Gharadig and Meghar fields. Australia, Argentina and North Sea regions contributed 11 MMboe from their combined drilling programs.

Approximately 10 percent of Apache’s year-end 2013 estimated proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons. These reserves are considered to be a lower tier of reserves than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. Additional capital may have to be spent to access these reserves. The capital and economic impact of production timing are reflected in this Note 14, under “Future Net Cash Flows.”

Future Net Cash Flows

Future cash inflows as of December 31, 2013 and 2012 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

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

	United States	Canada	Egypt(2)	Australia	North Sea	Argentina	Total(2)
	(In millions)
2013
Cash inflows	$79,654	$19,260	$16,864	$20,637	$15,359	$2,824	$154,598
Production costs	(26,032)	(8,105)	(2,590)	(4,494)	(8,147)	(1,176)	(50,554)
Development costs	(4,834)	(2,458)	(1,899)	(2,283)	(3,284)	(397)	(15,155)
Income tax expense	(12,832)	(678)	(4,328)	(3,072)	(2,376)	(142)	(23,428)

Net cash flows	35,956	8,019	8,047	10,788	1,552	1,109	65,471
10 percent discount rate	(20,117)	(3,987)	(2,193)	(6,423)	85	(242)	(32,877)

Discounted future net cash flows(1)	$15,839	$4,032	$5,854	$4,365	$1,637	$867	$32,594

2012
Cash inflows	$84,060	$20,512	$16,210	$20,823	$16,732	$3,010	$161,347
Production costs	(27,230)	(8,543)	(2,126)	(4,896)	(8,451)	(1,162)	(52,408)
Development costs	(6,768)	(2,916)	(1,756)	(2,484)	(3,053)	(248)	(17,225)
Income tax expense	(12,740)	(754)	(4,246)	(3,172)	(3,163)	(141)	(24,216)

Net cash flows	37,322	8,299	8,082	10,271	2,065	1,459	67,498
10 percent discount rate	(19,464)	(4,472)	(2,107)	(6,361)	(98)	(443)	(32,945)

Discounted future net cash flows(1)	$17,858	$3,827	$5,975	$3,910	$1,967	$1,016	$34,553

(1)	Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $45.4 billion and $48.2 billion as of December 31, 2013 and 2012, respectively.

(2)	Includes discounted future net cash flows of approximately $1.95 billion in 2013 attributable to a noncontrolling interest in Egypt.

The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2013	2012	2011
	(In millions)
Sales, net of production costs	$(12,271)	$(12,589)	$(13,152)
Net change in prices and production costs	1,438	(1,941)	12,167
Discoveries and improved recovery, net of related costs	6,892	6,742	6,751
Change in future development costs	(2,017)	(935)	(2,250)
Previously estimated development costs incurred during the period	4,654	4,359	2,479
Revision of quantities	500	(4,065)	(1,475)
Purchases of minerals in-place	227	1,181	2,139
Accretion of discount	4,823	5,234	4,161
Change in income taxes	855	2,711	(4,303)
Sales of properties	(6,232)	(3)	(1,285)
Change in production rates and other	(828)	(2,088)	273

	$(1,959)	$(1,394)	$5,505

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

15.     SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
2013
Revenues and other	$4,076	$4,383	$4,019	$3,576	$16,054
Expenses(2)	3,359	3,348	3,713	3,346	13,766

Net income including noncontrolling interest	$717	$1,035	$306	$230	$2,288

Net income attributable to common stock	$698	$1,016	$300	$174	$2,188

Net income per common share(1):
Basic	$1.78	$2.59	$0.75	$0.44	$5.53

Diluted	$1.76	$2.54	$0.75	$0.43	$5.50

2012
Revenues and other	$4,536	$3,972	$4,179	$4,391	$17,078
Expenses(2)	3,739	3,616	3,999	3,723	15,077

Net income including noncontrolling interest	$797	$356	$180	$668	$2,001

Net income attributable to common stock	$778	$337	$161	$649	$1,925

Net income per common share(1):
Basic	$2.02	$0.87	$0.41	$1.66	$4.95

Diluted	$2.00	$0.86	$0.41	$1.64	$4.92

(1)

The sum of the individual quarterly net income per common share amounts may not agree with year-to-date net income per common share as each quarterly computation is based on the weighted-average number of common shares outstanding during that period.

(2)

In 2013, operating expenses include non-cash write-downs of the Company’s oil and gas properties totaling $659 million, net of tax, in the U.S., North Sea, and Argentina regions and also the Company’s exit of operations in Kenya. In 2012, the Company recorded a $1.4 billion, net of tax, non-cash write-down of the carrying value of the Company’s Canadian proved oil and gas properties.

16.     SUPPLEMENTAL GUARANTOR INFORMATION

In December 1999, Apache Finance Canada issued approximately $300 million of publicly-traded notes due in 2029, which are fully and unconditionally guaranteed by Apache. The following condensed consolidating financial statements are provided as an alternative to filing separate financial statements.

Apache Finance Canada has been fully consolidated in Apache’s consolidated financial statements. As such, these condensed consolidating financial statements should be read in conjunction with the financial statements of Apache Corporation and subsidiaries and notes thereto, of which this note is an integral part.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$4,585	$—	$11,817	$—	$16,402
Equity in net income (loss) of affiliates	2,313	17	36	(2,366)	—
Derivative instrument gains (losses), net	(399)	—	—	—	(399)
Other	—	61	(6)	(4)	51

	6,499	78	11,847	(2,370)	16,054

OPERATING EXPENSES:
Depreciation, depletion, and amortization	2,250	—	4,450	—	6,700
Asset retirement obligation accretion	67	—	176	—	243
Lease operating expenses	939	—	2,117	—	3,056
Gathering and transportation	61	—	236	—	297
Taxes other than income	190	—	642	—	832
General and administrative	408	—	99	(4)	503
Acquisitions, divestitures, and transition	33	—	—	—	33
Financing costs, net	97	5	72	—	174

	4,045	5	7,792	(4)	11,838

INCOME (LOSS) BEFORE INCOME TAXES	2,454	73	4,055	(2,366)	4,216
Provision (benefit) for income taxes	222	20	1,686	—	1,928

NET INCOME (LOSS) INCLUDING
NONCONTROLLING INTEREST	2,232	53	2,369	(2,366)	2,288
Net income attributable to noncontrolling interest	—	—	56	—	56
Preferred stock dividends	44	—	—	—	44

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$2,188	$53	$2,313	$(2,366)	$2,188

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$2,204	$53	$2,313	$(2,366)	$2,204

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$4,237	$—	$12,710	$—	$16,947
Equity in net income (loss) of affiliates	1,523	(737)	248	(1,034)	—
Other	(80)	69	146	(4)	131

	5,680	(668)	13,104	(1,038)	17,078

OPERATING EXPENSES:
Depreciation, depletion, and amortization	1,391	—	5,718	—	7,109
Asset retirement obligation accretion	76	—	156	—	232
Lease operating expenses	957	—	2,011	—	2,968
Gathering and transportation	51	—	252	—	303
Taxes other than income	185	—	677	—	862
General and administrative	425	—	110	(4)	531
Acquisitions, divestitures, and transition	25	—	6	—	31
Financing costs, net	94	(20)	91	—	165

	3,204	(20)	9,021	(4)	12,201

INCOME (LOSS) BEFORE INCOME TAXES	2,476	(648)	4,083	(1,034)	4,877
Provision (benefit) for income taxes	475	(159)	2,560	—	2,876

NET INCOME (LOSS)	2,001	(489)	1,523	(1,034)	2,001
Preferred stock dividends	76	—	—	—	76

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,925	$(489)	$1,523	$(1,034)	$1,925

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,803	$(489)	$1,523	$(1,034)	$1,803

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2011

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$4,380	$—	$12,430	$—	$16,810
Equity in net income (loss) of affiliates	3,590	234	46	(3,870)	—
Other	9	125	(52)	(4)	78

	7,979	359	12,424	(3,874)	16,888

OPERATING EXPENSES:
Depreciation, depletion, and amortization	1,257	—	2,947	—	4,204
Asset retirement obligation accretion	70	—	84	—	154
Lease operating expenses	794	—	1,811	—	2,605
Gathering and transportation	51	—	245	—	296
Taxes other than income	170	—	729	—	899
General and administrative	365	—	98	(4)	459
Acquisitions, divestitures, and transition	14	—	6	—	20
Financing costs, net	149	(18)	27	—	158

	2,870	(18)	5,947	(4)	8,795

INCOME (LOSS) BEFORE INCOME TAXES	5,109	377	6,477	(3,870)	8,093
Provision (benefit) for income taxes	525	97	2,887	—	3,509

NET INCOME (LOSS)	4,584	280	3,590	(3,870)	4,584
Preferred stock dividends	76	—	—	—	76

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$4,508	$280	$3,590	$(3,870)	$4,508

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$4,640	$280	$3,590	$(3,870)	$4,640

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,421	$315	$8,099	$—	$9,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(4,291)	—	(5,728)	—	(10,019)
Additions to gas gathering, transmission, and processing facilities	(124)	—	(1,077)	—	(1,201)
Proceeds from divestiture of Gulf of Mexico Shelf properties	3,702	—	—	—	3,702
Acquisitions, other	—	—	(215)	—	(215)
Proceeds from Kitimat LNG transaction, net	—	—	396	—	396
Proceeds from sale of oil and gas properties	—	—	307	—	307
Other	(58)	—	(28)	—	(86)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(771)	—	(6,345)	—	(7,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	(501)	—	(12)	—	(513)
Intercompany borrowings	3,056	1	(3,057)	—	—
Payments on fixed rate debt	(1,722)	(350)	—	—	(2,072)
Dividends paid	(360)	—	—	—	(360)
Proceeds from sale of noncontrolling interest	—	—	2,948	—	2,948
Shares repurchased	(997)	—	—	—	(997)
Other	29	37	(45)	—	21

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(495)	(312)	(166)	—	(973)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	155	3	1,588	—	1,746
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	160	—	160

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$155	$3	$1,748	$—	$1,906

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY OPERATING ACTIVITIES	$2,357	$(40)	$6,187	$—	$8,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(3,313)	—	(5,468)	—	(8,781)
Additions to gas gathering, transmission, and processing facilities	(48)	—	(702)	—	(750)
Acquisition of Cordillera	(2,666)	—	—	—	(2,666)
Equity investment in Yara Pilbara Holdings Pty Limited	—	—	(439)	—	(439)
Acquisitions, other	(66)	—	(186)	—	(252)
Proceeds from sale of oil and gas properties	25	—	2	—	27
Investment in subsidiaries, net	(657)	—	—	657	—
Other	(450)	—	(113)	—	(563)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,175)	—	(6,906)	657	(13,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	502	—	47	—	549
Intercompany borrowings	—	—	697	(697)	—
Fixed rate debt borrowings	4,978	—	—	—	4,978
Payments on fixed rate debt	(400)	—	—	—	(400)
Dividends paid	(332)	—	—	—	(332)
Other	29	35	(114)	40	(10)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,777	35	630	(657)	4,785

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41)	(5)	(89)	—	(135)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41	5	249	—	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$160	$—	$160

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,191	$13	$7,749	$—	$9,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,478)	—	(4,936)	—	(6,414)
Additions to gas gathering, transmission, and processing facilities	—	—	(664)	—	(664)
Acquisitions of Mobil North Sea	—	—	(1,246)	—	(1,246)
Acquisitions, other	(448)	—	(119)	—	(567)
Proceeds from sales of oil and gas properties	204	—	218	—	422
Investment in and advances to subsidiaries, net	772	—	—	(772)	—
Other	(81)	—	(95)	—	(176)

NET CASH USED IN INVESTING ACTIVITIES	(1,031)	—	(6,842)	(772)	(8,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	(927)	—	2	—	(925)
Intercompany borrowings	—	(1)	(763)	764	—
Dividends paid	(306)	—	—	—	(306)
Other	108	(7)	(25)	8	84

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,125)	(8)	(786)	772	(1,147)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35	5	121	—	161
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6	—	128	—	134

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41	$5	$249	$—	$295

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155	$3	$1,748	$—	$1,906
Receivables, net of allowance	1,043	—	1,909	—	2,952
Inventories	48	—	843	—	891
Drilling advances	49	—	322	—	371
Derivative instruments	1	—	—	—	1
Prepaid assets and other	99	—	146	—	245
Intercompany receivable	5,357	—	—	(5,357)	—

	6,752	3	4,968	(5,357)	6,366

PROPERTY AND EQUIPMENT, NET	16,092	—	36,329	—	52,421

OTHER ASSETS:
Intercompany receivable	1,572	—	—	(1,572)	—
Equity in affiliates	24,743	1,155	449	(26,347)	—
Goodwill, net	173	—	1,196	—	1,369
Deferred charges and other	166	1,006	1,309	(1,000)	1,481

	$49,498	$2,164	$44,251	$(34,276)	$61,637

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$956	$2	$658	$—	$1,616
Current debt	—	—	53	—	53
Asset retirement obligation	115	—	6	—	121
Derivative instruments	299	—	—	—	299
Other current liabilities	896	10	1,705	—	2,611
Intercompany payable	—	—	5,357	(5,357)	—

	2,266	12	7,779	(5,357)	4,700

LONG-TERM DEBT	9,374	298	—	—	9,672

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	—	—	1,572	(1,572)	—
Income taxes	3,586	—	4,778	—	8,364
Asset retirement obligation	430	—	2,671	—	3,101
Other	446	250	711	(1,000)	407

	4,462	250	9,732	(2,572)	11,872

COMMITMENTS AND CONTINGENCIES APACHE SHAREHOLDERS’ EQUITY	33,396	1,604	24,743	(26,347)	33,396

Noncontrolling interest	—	—	1,997	—	1,997

TOTAL EQUITY	33,396	1,604	26,740	(26,347)	35,393

	$49,498	$2,164	$44,251	$(34,276)	$61,637

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$160	$—	$160
Receivables, net of allowance	876	—	2,210	—	3,086
Inventories	95	—	813	—	908
Drilling advances	21	1	562	—	584
Derivative instruments	31	—	—	—	31
Prepaid assets and other	102	—	91	—	193
Intercompany receivable	3,766	—	—	(3,766)	—

	4,891	1	3,836	(3,766)	4,962

PROPERTY AND EQUIPMENT, NET	18,517	—	34,763	—	53,280

OTHER ASSETS:
Intercompany receivable	4,628	—	—	(4,628)	—
Equity in affiliates	21,047	934	97	(22,078)	—
Goodwill, net	173	—	1,116	—	1,289
Deferred charges and other	152	1,002	1,052	(1,000)	1,206

	$49,408	$1,937	$40,864	$(31,472)	$60,737

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$639	$1	$452	$—	$1,092
Current debt	912	—	78	—	990
Asset retirement obligation	471	—	7	—	478
Derivative instruments	96	—	20	—	116
Other current liabilities	893	3	1,964	—	2,860
Intercompany payable	—	—	3,766	(3,766)	—

	3,011	4	6,287	(3,766)	5,536

LONG-TERM DEBT	10,706	647	2	—	11,355

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	—	—	4,628	(4,628)	—
Income taxes	2,990	5	5,029	—	8,024
Asset retirement obligation	992	—	3,108	—	4,100
Other	378	250	763	(1,000)	391

	4,360	255	13,528	(5,628)	12,515

COMMITMENTS AND CONTINGENCIES TOTAL EQUITY	31,331	1,031	21,047	(22,078)	31,331

	$49,408	$1,937	$40,864	$(31,472)	$60,737

Board of Directors	Officers

G. Steven Farris

Chairman of the Board, Chief Executive Officer, and President

Apache Corporation

Randolph M. Ferlic, M.D.(1)

Founder and Former President,

Surgical Services of the Great Plains, P.C.

Eugene C. Fiedorek(1)

Private Investor, Co-Founder and Former President

and Managing Director, EnCap Investments L.C.

A.D. Frazier, Jr.(2)(4)

President, Georgia Oak Partners

Chansoo Joung(1)(3)

Senior Advisor and Former Partner,

Warburg Pincus LLC

George D. Lawrence(2)

Private Investor; Former Chief Executive Officer,

The Phoenix Resource Companies, Inc.

John E. Lowe(2)(4)

Former Executive Vice President,

ConocoPhillips

William C. Montgomery(2)(3)

Managing Director, Quantum Energy Partners

Amy H. Nelson

President and Founder, Greenridge Advisors, LLC

Rodman D. Patton(1)

Former Managing Director,

Merrill Lynch Energy Group

Charles J. Pitman(3)(4)

Former Regional President — Middle East/

Caspian/Egypt/India, BP Amoco plc

G. Steven Farris

Chairman of the Board, Chief Executive Officer, and President

John J. Christmann

Executive Vice President and Chief Operating Officer — North America

Thomas E. Voytovich

Executive Vice President and Chief Operating Officer — International

Michael S. Bahorich

Executive Vice President and Chief Technology Officer

Rodney J. Eichler

Executive Advisor to the Chairman; Chief Executive Officer — Kitimat

Margery M. Harris

Executive Vice President — Human Resources

P. Anthony Lannie

Executive Vice President and General Counsel

Alfonso Leon

Executive Vice President and Chief Financial Officer

W. Kregg Olson

Executive Vice President — Corporate Reservoir Engineering

Thomas P. Chambers

Senior Vice President, Finance

Matthew W. Dundrea

Senior Vice President — Treasury and Administration

Robert J. Dye

Senior Vice President — Global Communication and Corporate Affairs

Janine J. McArdle

Senior Vice President — Gas Monetization

Sarah B. Teslik

Senior Vice President — Policy and Governance

Jon A. Graham

Vice President — Environmental, Health and Safety

Rodney A. Gryder

Vice President — Audit

Rebecca A. Hoyt

Vice President — Chief Accounting Officer and Controller

Aaron S.G. Merrick

Vice President — Information Technology

Urban F. O’Brien

Vice President — Government Affairs

F. Brady Parish, Jr

Vice President — Investor Relations

Jon W. Sauer

Vice President — Tax

Cheri L. Peper

Corporate Secretary

(1)	Audit Committee

(2)	Management Development and Compensation Committee

(3)	Corporate Governance and Nominating Committee

(4)	Stock Plan Committee

Shareholder Information

Stock Data

	Price Range		Dividends per Share
	High	Low	Declared	Paid
2013
First Quarter	$86.35	$72.20	$0.20	$0.17
Second Quarter	87.57	67.91	0.20	0.20
Third Quarter	89.17	75.07	0.20	0.20
Fourth Quarter	94.84	84.15	0.20	0.20
2012
First Quarter	$112.09	$91.48	$0.17	$0.15
Second Quarter	102.13	77.93	0.17	0.17
Third Quarter	94.87	81.55	0.17	0.17
Fourth Quarter	89.08	74.50	0.17	0.17

The Company has paid cash dividends on its common stock for 49 consecutive years through December 31, 2013. Future dividend payments will depend upon the Company’s level of earnings, financial requirements and other relevant factors.

Apache common stock is listed on the New York and Chicago stock exchanges and the NASDAQ National Market (symbol APA). At December 31, 2013, the Company’s shares of common stock outstanding were held by approximately 5,000 shareholders of record and 327,000 beneficial owners. Also listed on the New York Stock Exchange are Apache Finance Canada’s 7.75% notes, due 2029 (symbol APA/29).

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

Annual Meeting

Apache will hold its annual meeting of shareholders on Thursday, May 15, 2014, at 10:00 a.m. in the Ballroom, Hilton Houston Post Oak, 2001 Post Oak Boulevard, Houston, Texas. Apache plans to web cast the annual meeting live; connect through the Apache web site: www.apachecorp.com

Stock Held in “Street Name”

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

Web site: www.apachecorp.com

INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION

2.1	–	Agreement and Plan of Merger, dated April 14, 2010, by and among Registrant, ZMZ Acquisitions LLC, and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated April 14, 2010, filed April 16, 2010, SEC File No. 001-4300) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.2	–	Amendment No. 1, dated August 2, 2010, to Agreement and Plan of Merger, dated April 14, 2010, by and among Registrant, ZMZ Acquisitions LLC, and Mariner Energy, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated August 2, 2010, filed on August 3, 2010, SEC File No. 001-4300) (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.3	–	Purchase and Sale Agreement by and between BP America Production Company and ZPZ Delaware I LLC dated July 20, 2010 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.4	–	Partnership Interest and Share Purchase and Sale Agreement by and between BP Canada Energy and Apache Canada Ltd. dated July 20, 2010 (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.5	–	Purchase and Sale Agreement by and among BP Egypt Company, BP Exploration (Delta) Limited and ZPZ Egypt Corporation LDC dated July 20, 2010 (incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

3.1	–	Restated Certificate of Incorporation of Registrant, dated September 19, 2013, as filed with the Secretary of State of Delaware on September 19, 2013 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed September 20, 2013, SEC File No. 001-4300).

3.2	–	Certificate of Designations of the 6.00% Mandatory Convertible Preferred Stock, Series D (incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form 8-A, dated July 29, 2010, SEC File No. 001-4300).

3.3	–	Certificate of Elimination of Series D Preferred Stock of Registrant, dated September 18, 2013, as filed with the Secretary of State of Delaware on September 19, 2013 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed September 19, 2013, SEC File No. 001-4300).

3.4	–	Bylaws of Registrant, as amended May 16, 2013 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 17, 2013, SEC File No. 001-4300).

4.1	–	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, SEC File No. 001-4300).

4.2	–	Form of Certificate for the 6.00% Mandatory Convertible Preferred Stock, Series D (incorporated by reference to Exhibit A of Exhibit 3.3 to Registrant’s Registration Statement on Form 8-A, dated July 29, 2010, SEC File No. 001-4300).

4.3	–	Form of 3.625% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

4.4	–	Form of 5.250% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.5	–	Form of 5.100% Notes due 2040 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated August 17, 2010, filed on August 20, 2010, SEC File No. 001-4300).

4.6	–	Form of 1.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.7	–	Form of 3.25% Note due 2022 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.8	–	Form of 4.75% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.9	–	Form of 2.625% Notes due 2023 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

4.10	–	Form of 4.250% Notes due 2044 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

4.11	–	Rights Agreement, dated January 31, 1996, between Registrant and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.), rights agent, relating to the declaration of a rights dividend to Registrant’s common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant’s Registration Statement on Form 8-A, dated January 24, 1996, SEC File No. 001-4300).

4.12	–	Amendment No. 1, dated as of January 31, 2006, to the Rights Agreement dated as of December 31, 1996, between Apache Corporation, a Delaware corporation, and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 4.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, dated January 31, 2006, SEC File No. 001-4300).

4.13	–	Senior Indenture, dated February 15, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank), formerly known as The Chase Manhattan Bank, as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).

4.14	–	First Supplemental Indenture to the Senior Indenture, dated as of November 5, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).

4.15	–	Form of Indenture among Apache Finance Pty Ltd, Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1997, Reg. No. 333-339973).

EXHIBIT NO.		DESCRIPTION

4.16	–	Form of Indenture among Registrant, Apache Finance Canada Corporation and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1999, Reg. No. 333-90147).

4.17	–	Deposit Agreement, dated as of July 28, 2010, between Registrants and Wells Fargo Bank, N.A., as depositary, on behalf of all holders from time to time of the receipts issued there under (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).

4.18	–	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Exhibit A to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).

4.19	–	Senior Indenture, dated May 19, 2011, between Registrant and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Corporation (incorporated by reference to Exhibit 4.14 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.20	–	Senior Indenture, dated May 19, 2011, among Apache Finance Pty Ltd, Apache Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Finance Pty Ltd and the related guarantees (incorporated by reference to Exhibit 4.16 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.21	–	Senior Indenture, dated May 19, 2011, among Apache Finance Canada Corporation, Apache Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Finance Corporation and the related guarantees (incorporated by reference to Exhibit 4.20 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.22	–	Form of Apache Corporation November 10, 2010 First Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.23	–	Form of Apache Corporation November 10, 2010 Second Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.24	–	Form of Apache Corporation November 10, 2010 Non-Statutory Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

10.1	–	Credit Agreement, dated August 12, 2011, among Registrant, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., Bank of America, N.A., and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 18, 2011, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

10.2	–	First Amendment to Credit Agreement, dated as of July 17, 2013, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto, amending Credit Agreement, dated as of August 12, 2011, among the same parties (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, SEC File No. 001-4300).

10.3	–	Credit Agreement, dated as of June 4, 2012, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300).

10.4	–	Credit Agreement, dated as of June 4, 2012, among Apache Canada Ltd., the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Royal Bank of Canada, as Canadian Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300)

10.5	–	Syndicated Facility Agreement, dated as of June 4, 2012, among Apache Energy Limited (ACN 009 301 964), the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Citisecurities Limited (ABN 51 008 489 610), as Australian Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300).

†10.6	–	Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

†10.7	–	First Amendment to Apache Corporation Corporate Incentive Compensation Plan A, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.8	–	Apache Corporation Corporate Incentive Compensation Plan B (Strategic Objectives Format), dated July 16, 1998 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

†10.9	–	First Amendment to Apache Corporation Corporate Incentive Compensation Plan B, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

*†10.10	–	Apache Corporation 401(k) Savings Plan, as amended and restated, dated May 14, 2013, effective May 1, 2013.

†10.11	–	Amendment to Apache Corporation 401(k) Savings Plan, dated October 25, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, SEC File No. 001-4300).

†10.12	–	Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated July 14, 2010, except as otherwise specified (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.13	–	Amendment to Apache Corporation Non-Qualified Retirement/Savings Plan of Apache Corporation, dated December 19, 2011, effective January 1, 2012 (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report Form 10-K for year ended December 31, 2011, SEC File No. 001-4300).

†10.14	–	Amendment to Non-Qualified Retirement/Savings Plan of Apache Corporation, dated November 8, 2012, effective January 1, 2013 (incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2012, SEC File No. 001-4300).

†10.15	–	Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, dated November 7, 2011, effective January 1, 2012 (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, dated December 21, 2011, Reg. No. 333-178672).

†10.16	–	Amendment to Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, dated November 8, 2012, effective January 1, 2013 (incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2012, SEC File No. 001-4300).

*†10.17	–	Apache Corporation 2011 Omnibus Equity Compensation Plan, as amended and restated February 3, 2014.

†10.18	–	Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated May 4, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.19	–	Apache Corporation 2000 Stock Option Plan, as amended and restated May 5, 2011 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.20	–	Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2013, SEC File No. 001-4300).

†10.21	–	Apache Corporation 2005 Stock Option Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2013, Commission File No. 001-4300).

†10.22	–	Apache Corporation Income Continuance Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

*†10.23	–	Apache Corporation Deferred Delivery Plan, as amended and restated November 11, 2013.

†10.24	–	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated February 6, 2013 (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 001-4300).

†10.25	–	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated February 6, 2013 (incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 001-4300).

†10.26	–	Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007, SEC File No. 001-4300).

†10.27	–	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, dated May 5, 2011, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

*†10.28	–	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, as amended and restated May 15, 2013, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan.

†10.29	–	Restated Employment and Consulting Agreement, dated January 15, 2009, between Registrant and Raymond Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 15, 2009, filed January 16, 2009, SEC File No. 001-4300).

†10.30	–	Amended and Restated Employment Agreement, dated December 20, 1990, between Registrant and John A. Kocur (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1990, SEC File No. 001-4300).

†10.31	–	Employment Agreement between Registrant and G. Steven Farris, dated June 6, 1988, and First Amendment, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.32	–	Restricted Stock Unit Award Agreement, dated May 8, 2008, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008, SEC File No. 001-4300).

†10.33	–	Form of Restricted Stock Unit Award Agreement, dated February 12, 2009, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 12, 2009, filed February 18, 2009, SEC File No. 001-4300).

†10.34	–	Amendment to Restricted Stock Unit Award Agreement, dated March 7, 2011, between Registrant and John A. Crum (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report Form 8-K/A filed March 8, 2011, SEC File No. 001-4300).

†10.35	–	Resignation Agreement, dated March 7, 2011 between Registrant and John A. Crum (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K/A filed March 8, 2011, SEC File No. 001-4300).

†10.36	–	Form of Restricted Stock Unit Award Agreement, dated November 18, 2009, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.37	–	Form of Restricted Stock Unit Grant Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.38	–	Form of Stock Option Award Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, John A. Crum, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.39	–	Form of 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.40	–	Form of First Amendment, effective May 5, 2010, to 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 11, 2010, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.41	–	Form of Restricted Stock Unit Award Agreement, dated January 15, 2010, between Registrant and each of John A. Crum, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.42	–	Form of 2011 Performance Program Agreement, dated January 7, 2011, between Registrant and each of G. Steven Farris, John A. Crum, Rodney J. Eichler, Roger B. Plank, Michael S. Bahorich, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2011, SEC File No. 001-4300).

†10.43	–	Restricted Stock Unit Award Agreement, dated February 9, 2011, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2011, SEC File No. 001-4300).

†10.44	–	Form of 2012 Performance Program Agreement, dated January 11, 2012, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, P. Anthony Lannie, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2012, SEC File No. 001-4300).

†10.45	–	Form of 2013 Performance Program Agreement, dated January 9, 2013, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 11, 2013, SEC File No. 001-4300).

*10.46	–	Form of 2014 Performance Agreement (Total Shareholder Return), dated January 9, 2014, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plan, P. Anthony Lannie, and Thomas P. Chambers.

*10.47	–	Form of 2014 Performance Agreement (Business Performance), dated February 3, 2014, between Registrant and each of G. Steven Farris, Roger B. Plank, Rodney J. Eichler, P. Anthony Lannie, and Thomas P. Chambers.

*12.1	–	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

*14.1	–	Code of Business Conduct, as amended and restated November 13, 2013.

*21.1	–	Subsidiaries of Registrant

*23.1	–	Consent of Ernst & Young LLP

*23.2	–	Consent of Ryder Scott Company L.P., Petroleum Consultants

*24.1	–	Power of Attorney (included as a part of the signature pages to this report)

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*99.1	–	Report of Ryder Scott Company L.P., Petroleum Consultants

*101.INS	–	XBRL Instance Document.

*101.SCH	–	XBRL Taxonomy Schema Document.

*101.CAL	–	XBRL Calculation Linkbase Document.

*101.LAB	–	XBRL Label Linkbase Document.

*101.PRE	–	XBRL Presentation Linkbase Document.

*101.DEF	–	XBRL Definition Linkbase Document.

*	Filed herewith.
†	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.

NOTE: Debt instruments of the Registrant defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of the Registrant’s consolidated assets have been omitted and will be provided to the Commission upon request.