Form 10-Q
period 2014-03-31
APACHE CORP
filed 2014-05-09
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2014	385,705,416

PART I – FINANCIAL INFORMATION

ITEM 1 –	FINANCIAL STATEMENTS

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited)

	For the Quarter Ended March 31,
	2014	2013
	(In millions, except per share data)
REVENUES AND OTHER:
Oil and gas production revenues:
Oil revenues	$2,815	$3,192
Gas revenues	646	681
Natural gas liquids revenues	186	148

	3,647	4,021
Derivative instrument losses, net	(20)	(100)
Other	48	25

	3,675	3,946

OPERATING EXPENSES:
Depreciation, depletion, and amortization:
Oil and gas property and equipment	1,109	1,210
Other assets	97	102
Asset retirement obligation accretion	44	63
Lease operating expenses	597	722
Gathering and transportation	70	73
Taxes other than income	181	229
General and administrative	119	112
Acquisitions, divestitures, and transition	2	—
Financing costs, net	27	55

	2,246	2,566

NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,429	1,380
Current income tax provision	416	497
Deferred income tax provision	162	105

NET INCOME FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	851	778
Net loss from discontinued operations, net of tax	(517)	(61)

NET INCOME INCLUDING NONCONTROLLING INTEREST	334	717
Preferred stock dividends	—	19
Net income attributable to noncontrolling interest	98	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$236	$698

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income from continuing operations attributable to common shareholders	$753	$759
Net loss from discontinued operations	(517)	(61)

Net income attributable to common shareholders	$236	$698

BASIC NET INCOME PER COMMON SHARE:
Basic net income from continuing operations per share	$1.92	$1.94
Basic net loss from discontinued operations per share	(1.32)	(0.16)

Basic net income per share	$0.60	$1.78

DILUTED NET INCOME PER COMMON SHARE:
Diluted net income from continuing operations per share	$1.90	$1.91
Diluted net loss from discontinued operations per share	(1.30)	(0.15)

Diluted net income per share	$0.60	$1.76

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	394	392
Diluted	396	408
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.20

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	For The Quarter Ended March 31,
	2014	2013
	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$334	$717
OTHER COMPREHENSIVE LOSS:
Commodity cash flow hedge activity, net of tax:
Reclassification of loss on settled derivative instruments	—	6
Change in fair value of derivative instruments	(1)	(8)

	(1)	(2)

COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTEREST	333	715
Preferred stock dividends	—	19
Comprehensive income attributable to noncontrolling interest	98	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$235	$696

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Quarter Ended March 31,
	2014	2013
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$334	$717
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	517	61
Depreciation, depletion, and amortization	1,206	1,312
Asset retirement obligation accretion	44	63
Provision for deferred income taxes	162	105
Other	(41)	37
Changes in operating assets and liabilities:
Receivables	389	(19)
Inventories	85	50
Drilling advances	37	219
Deferred charges and other	(74)	(17)
Accounts payable	(170)	56
Accrued expenses	(286)	(20)
Deferred credits and noncurrent liabilities	8	(7)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	2,211	2,557
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	82	64

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,293	2,621
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(2,362)	(2,511)
Additions to gas gathering, transmission, and processing facilities	(344)	(254)
Proceeds from Kitimat LNG transaction, net	—	405
Acquisitions, other	—	(148)
Other, net	9	(41)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(2,697)	(2,549)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	748	(43)

NET CASH USED IN INVESTING ACTIVITIES	(1,949)	(2,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	(2)	155
Dividends paid	(79)	(86)
Treasury stock activity, net	(484)	—
Other	—	12

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(565)	81
NET CASH USED IN DISCONTINUED OPERATIONS	(42)	(22)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(607)	59
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(263)	88
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,906	160

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,643	$248

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$70	$62
Income taxes paid, net of refunds	491	487

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2014	December 31, 2013
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,643	$1,906
Receivables, net of allowance	2,479	2,952
Inventories	727	891
Drilling advances	323	371
Derivative instruments	—	1
Prepaid assets and other	291	245

	5,463	6,366

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	82,727	83,390
Unproved properties and properties under development, not being amortized	8,332	8,363
Gathering, transmission and processing facilities	7,209	6,995
Other	1,068	1,071

	99,336	99,819
Less: Accumulated depreciation, depletion and amortization	(46,584)	(47,398)

	52,752	52,421

OTHER ASSETS:
Goodwill	1,369	1,369
Deferred charges and other	1,537	1,481

	$61,121	$61,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,438	$1,616
Current debt	—	53
Current asset retirement obligation	182	121
Derivative instruments	224	299
Other current liabilities	2,512	2,611

	4,356	4,700

LONG-TERM DEBT	9,673	9,672

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	8,517	8,364
Asset retirement obligation	2,996	3,101
Other	402	407

	11,915	11,872

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 408,251,989 and 408,041,088 shares issued, respectively	255	255
Paid-in capital	12,284	12,251
Retained earnings	22,170	22,032
Treasury stock, at cost, 18,184,997 and 12,268,180 shares, respectively	(1,511)	(1,027)
Accumulated other comprehensive loss	(116)	(115)

APACHE SHAREHOLDERS’ EQUITY	33,082	33,396
Noncontrolling interest	2,095	1,997

TOTAL EQUITY	35,177	35,393

	$61,121	$61,637

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CHANGES IN EQUITY

(Unaudited)

	Series D Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	APACHE SHAREHOLDERS’ EQUITY	Non Controlling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2012	$1,227	$245	$9,859	$20,161	$(30)	$(131)	$31,331	$—	$31,331
Net income	—	—	—	717	—	—	717	—	717
Commodity hedges, net of tax	—	—	—	—	—	(2)	(2)	—	(2)
Dividends:
Preferred	—	—	—	(19)	—	—	(19)	—	(19)
Common ($0.20 per share)	—	—	—	(78)	—	—	(78)	—	(78)
Common stock activity, net	—	—	(8)	—	—	—	(8)	—	(8)
Compensation expense	—	—	46	—	—	—	46	—	46

BALANCE AT MARCH 31, 2013	$1,227	$245	$9,897	$20,781	$(30)	$(133)	$31,987	$—	$31,987

BALANCE AT DECEMBER 31, 2013	$—	$255	$12,251	$22,032	$(1,027)	$(115)	$33,396	$1,997	$35,393
Net income	—	—	—	236	—	—	236	98	334
Commodity hedges, net of tax	—	—	—	—	—	(1)	(1)	—	(1)
Dividends:
Common ($0.25 per share)	—	—	—	(98)	—	—	(98)	—	(98)
Common stock activity, net	—	—	(19)	—	—	—	(19)	—	(19)
Treasury stock activity, net	—	—	—	—	(484)	—	(484)	—	(484)
Compensation expense	—	—	52	—	—	—	52	—	52

BALANCE AT MARCH 31, 2014	$—	$255	$12,284	$22,170	$(1,511)	$(116)	$33,082	$2,095	$35,177

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which contains a summary of the Company’s significant accounting policies and other disclosures.

The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-period presentation. In March 2014, Apache completed the sale of all of its operations in Argentina. Results of operations and cash flows for Argentina operations are reflected as discontinued operations in the Company’s financial statements for all periods presented. For more information regarding this divestiture, please refer to Note 2–Acquisitions and Divestitures.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2014, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” (DD&A) in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. For a discussion of the calculation of estimated future net cash flows, please refer to Note 14—Supplemental Oil and Gas Disclosures to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

New Pronouncements Issued But Not Yet Adopted

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08—Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 modifies the criteria for disposals to qualify as discontinued operations and expands related disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2014. The amendment does not change our assessment of discontinued operations for the sale of our Argentina operations; however, additional disclosures will be required. Adoption of this amendment will not have a material effect on our financial position or results of operations.

2. ACQUISITIONS AND DIVESTITURES

2014 Activity

Gulf of Mexico Divestiture

On May 8, 2014, Apache announced the sale of its Lucius and Heidelberg development projects and 11 primary term deepwater exploration blocks in the Gulf of Mexico to a subsidiary of Freeport-McMoRan Oil & Gas for $1.4 billion. The effective date of the transaction is May 1, 2014. The sale is subject to customary closing conditions and is expected to close by June 30, 2014.

Canada Divestiture

On April 30, 2014, Apache completed the sale of producing oil and gas assets in the Deep Basin area of western Alberta and British Columbia, Canada, for $374 million. Apache is selling primarily dry-gas producing properties comprising 328,400 net acres in the Ojay, Noel, and Wapiti areas. In the Wapiti area, Apache will retain 100 percent of its working interest in horizons below the Cretaceous, retaining rights to the liquids-rich Montney and other deeper horizons. During 2013, production from the fields to be divested averaged 101 million cubic feet of natural gas and 1,500 barrels of liquid hydrocarbons per day. The effective date of the transaction is January 1, 2014. The transaction was subject to customary post-closing adjustments.

Argentina Divestiture

On March 12, 2014, Apache’s subsidiaries completed the sale of all of the Company’s operations in Argentina to YPF Sociedad Anónima for cash consideration of $800 million plus the assumption of $52 million of bank debt as of June 30, 2013. The results of operations related to Argentina have been classified as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q. The carrying amounts of the major classes of assets and liabilities associated with the disposition were as follows:

December 31,
2013
(In millions)
ASSETS
Current assets	$150
Net property and equipment	1,416
Other assets	12

Total assets	$1,578

LIABILITIES
Current debt	$51
Other current liabilities	95
Asset retirement obligations	91
Other long-term liabilities	21

Total liabilities	$258

Sales and other operating revenues and loss from discontinued operations related to the Argentina disposition were as follows:

	For the Quarter Ended
	March 31,
	2014	2013
	(In millions)
Revenues and other from discontinued operations	$87	$131

Loss from Argentina divestiture	(539)	—
Loss from operations in Argentina	(1)	(61)
Income tax benefit	23	—

Loss from discontinued operations, net of tax	$(517)	$(61)

2013 Activity

Egypt Partnership

On November 14, 2013, Apache completed the sale of a one-third minority participation in its Egypt oil and gas business to a subsidiary of Sinopec International Petroleum Exploration and Production Corporation (Sinopec). Apache received cash consideration of $2.95 billion after customary closing adjustments. Apache continues to operate its Egypt upstream oil and gas business. Apache recorded $1.9 billion of the proceeds as a non-controlling interest, which is reflected as a separate component of equity in the Company’s consolidated balance sheet. This represents one-third of Apache’s net book value of its Egypt holdings at the time of the transaction. The remaining proceeds were recorded as additional paid-in capital. Included in “Net income including noncontrolling interest” for the quarter ended March 31, 2014, is net income attributable to Sinopec’s interest totaling $98 million.

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

Counterparty Risk

The use of derivative instruments exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2014, Apache had derivative positions with 15 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

The Company executes commodity derivative transactions under master agreements that have netting provisions that provide for offsetting payables against receivables. In general, if a party to a derivative transaction incurs a material deterioration in its credit ratings, as defined in the applicable agreement, the other party has the right to demand the posting of collateral, demand a transfer, or terminate the arrangement. The Company’s net derivative liability position at March 31, 2014, represents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position. The Company has not provided any collateral to any of its counterparties as of March 31, 2014.

Derivative Instruments

As of March 31, 2014, Apache had the following commodity derivative positions:

			Fixed-Price Swaps
Production				MMBtu	Weighted Average
Period	Commodity	Settlement Index	Mbbls	(in 000’s)	Fixed Price
2014	Crude Oil	NYMEX WTI	17,218	—	$90.80
2014	Crude Oil	Dated Brent	17,188	—	100.05
2014	Natural Gas	Various(1)	—	48,835	4.39

(1)	The natural gas price represents a weighted-average of several contracts entered into on a per-million British thermal units (MMBtu) basis. These contracts are settled against NYMEX Henry Hub and various Inside FERC indices.

Apache has currently elected not to designate any of its qualifying natural gas and oil derivatives as cash flow hedges. Changes in the fair value of these derivatives for the current period are recorded in the Company’s statement of consolidated operations.

Fair Value Measurements

Apache’s commodity derivative instruments consist of variable-to-fixed price commodity swaps. The fair values of the Company’s derivatives are not actively quoted in the open market. The Company uses a market approach to estimate the fair values of its derivative instruments, utilizing commodity futures price strips for the underlying commodities provided by a reputable third party.

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
March 31, 2014
Assets:
Commodity Derivative Instruments	$—	$2	$—	$2	$(2)	$—
Liabilities:
Commodity Derivative Instruments	—	226	—	226	(2)	224
December 31, 2013
Assets:
Commodity Derivative Instruments	$—	$3	$—	$3	$(2)	$1
Liabilities:
Commodity Derivative Instruments	—	301	—	301	(2)	299

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.

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

	March 31, 2014	December 31, 2013
	(In millions)
Current Assets: Derivative instruments	$—	$1
Current Liabilities: Derivative instruments	$224	$299

Derivative Activity Recorded in the Statement of Consolidated Operations

The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

		For the Quarter Ended
	Loss on Derivatives	March 31,
	Recognized in Income	2014	2013
		(In millions)
Loss on cash flow hedges reclassified
from accumulated other comprehensive loss	Oil and Gas Production Revenues	$—	$(9)
Derivatives not designated as cash flow hedges:
Realized loss		$(96)	$(52)
Unrealized gain (loss)		76	(48)

Loss on derivatives not designated as cash flow hedges	Derivative instrument losses, net	$(20)	$(100)

Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations is reflected in the statement of consolidated cash flows as a component of “Other” in “Adjustments to reconcile net income to net cash provided by operating activities.”

Derivative Activity in Accumulated Other Comprehensive Loss

A reconciliation of the components of accumulated other comprehensive loss in the statement of consolidated changes in equity related to Apache’s cash flow hedges is presented in the table below. Derivative activity represents all of the reclassifications out of accumulated other comprehensive loss to income for the periods presented.

	For the Quarter Ended March 31,
	2014		2013
	Before tax	After tax	Before tax	After tax
	(In millions)
Unrealized gain (loss) on derivatives at beginning of period	$1	$1	$(10)	$(6)
Realized amounts reclassified into earnings	—	—	9	6
Net change in derivative fair value	(1)	(1)	(11)	(8)

Unrealized gain (loss) on derivatives at end of period	$—	$—	$(12)	$(8)

4. OTHER CURRENT LIABILITIES

The following table provides detail of our other current liabilities:

	March 31, 2014	December 31, 2013
	(In millions)
Accrued operating expenses	$133	$190
Accrued exploration and development	1,636	1,582
Accrued compensation and benefits	134	242
Accrued interest	119	161
Accrued income taxes	235	248
Other	255	188

Total Other current liabilities	$2,512	$2,611

5. ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the three-month period ended March 31, 2014:

(In millions)
Asset retirement obligation at December 31, 2013	$3,222
Liabilities incurred	27
Liabilities divested	(91)
Liabilities settled	(24)
Accretion expense	44

Asset retirement obligation at March 31, 2014	3,178
Less current portion	(182)

Asset retirement obligation, long-term	$2,996

6. DEBT AND FINANCING COSTS

The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Uncommitted credit lines	$—	$—	$53	$53
Notes and debentures	9,673	10,762	9,672	10,247

Total Debt	$9,673	$10,762	$9,725	$10,300

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

As of March 31, 2014, the Company had unsecured committed revolving credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2017. The facilities consist of a $1.7 billion facility and $1.0 billion facility for the U.S., a $300 million facility for Australia, and a $300 million facility for Canada. As of March 31, 2014, available borrowing capacity under the Company’s credit facilities was $3.3 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under our committed credit facilities. At March 31, 2014 and December 31, 2013, the Company had no outstanding commercial paper.

As of March 31, 2014, the Company had no current debt outstanding at quarter-end. At December 31, 2013, a total of $53 million of current debt was drawn against uncommitted credit facilities and overdraft lines in Argentina and Canada.

Financing Costs, Net

The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended
	March 31,
	2014	2013
	(In millions)
Interest expense	$124	$146
Amortization of deferred loan costs	2	2
Capitalized interest	(95)	(90)
Interest income	(4)	(3)

Financing costs, net	$27	$55

7. INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is under audit with the Internal Revenue Service for the 2011 and 2012 tax years. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of March 31, 2014, the Company has an accrued liability of approximately $12 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

For additional information on each of the Legal Matters described below, please see Note 8—Commitments and Contingencies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Argentine Environmental Claims and Argentina Tariff

In 2003, the Asociación de Superficiarios de la Patagonia (ASSUPA) filed lawsuits against Company subsidiaries in Argentina courts relating to various environmental and remediation claims concerning certain geographic areas of Argentina, including the Neuquén and Austral basins. In addition, effective December 1, 2011, Enargas, an autonomous entity that functions under the Argentine Ministry of Economy, created a tariff charge on all fuel gas used by oil and gas producers in field operations, which is likewise the subject of legal proceedings in Argentina.

On March 12, 2014, the Company and its subsidiaries completed the sale of all of the Company’s subsidiaries’ operations and properties in Argentina to YPF Sociedad Anonima (YPF). As part of that sale, YPF assumed responsibility for all of the past, present, and future litigation in Argentina involving Company subsidiaries, including the ASSUPA and Enargas matters, except that Company subsidiaries have agreed to indemnify YPF for certain environmental, tax, and royalty obligations capped at an aggregate of $100 million. The indemnity is subject to specific agreed conditions precedent, thresholds, contingencies, limitations, claim deadlines, loss sharing, and other terms and conditions. On April 11, 2014, YPF provided its first notice of claims pursuant to the indemnity. Company subsidiaries have not paid any amounts under the indemnity, and will respond to YPF in due course. Further, Company subsidiaries retain the right to enforce certain Argentina-related indemnification obligations against Pioneer Natural Resources Company (Pioneer) up to $67.5 million pursuant to the terms and conditions of stock purchase agreements entered in 2006 between Company subsidiaries and Pioneer subsidiaries. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2013 fiscal year.

Louisiana Restoration

Numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup.

In a case captioned Heloise, LLC, et al. v. BP America Production Company, et al., Case No. 120113 in the District Court for the Parish of Lafourche, plaintiff landowners allege that defendants’ oil and gas operations contaminated their property primarily with chlorides. Apache, a defendant in the case, acquired its interest in the oil and gas operations on plaintiffs’ property from the former operator, Amoco Production Company, when the Company purchased the stock of Amoco’s subsidiary, MW Petroleum Corporation, in 1991. BP America Production Company, as Amoco’s successor in interest, and Apache dispute whether and to what extent they might owe each other indemnity in the case. Plaintiffs’ expert has recently opined that the cost of remediating plaintiffs’ 825 acres exceeds $200 million. Trial is set for December 2014. While an adverse judgment against the Company might be possible, Apache intends to vigorously defend the case.

No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2013 fiscal year.

Australia Gas Pipeline Force Majeure

In 2008, Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas in Australia to customers under various long-term contracts.

In the case captioned Alcoa of Australia Limited v. Apache Energy Limited, Apache Northwest Pty Ltd, Tap (Harriet) Pty Ltd, and Kufpec Australia Pty Ltd, Civ. 1481 of 2011, in the Supreme Court of Western Australia, on June 20, 2012, the Supreme Court struck out Alcoa’s claim that the liquidated damages provisions under two long-term contracts are unenforceable as a penalty and also struck out Alcoa’s claim for damages for breach of statutory duty. On September 17, 2013, the Western Australia Court of Appeal dismissed the Company subsidiaries’ appeal concerning Alcoa’s remaining tort claim for economic loss. On October 15, 2013, the Company subsidiaries applied to the High Court of Australia for special leave to appeal. On April 11, 2014, the High Court refused special leave to appeal. All of the Company subsidiaries’ defenses remain intact for further proceedings at the trial court level, including the defenses that were the subject of the special leave application.

No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2013 fiscal year.

Breton Lawsuit

On October 29, 2012, plaintiffs filed an amended complaint in Breton Energy, L.L.C. et al. v. Mariner Energy Resources, Inc., et al., Case 4:11-cv-03561, in the United States District Court for the Southern District of Texas, Houston Division, seeking compensation from defendants for allegedly depriving plaintiffs of rights to hydrocarbons in a reservoir described by plaintiffs as a common reservoir in West Cameron Blocks 171 and 172 offshore Louisiana in the Gulf of Mexico. On May 28, 2013, the United States District Court for the Southern District of Texas dismissed the plaintiffs’ claims and entered judgment in favor of the defendants. On June 3, 2013, the plaintiffs filed a notice of appeal in the United States Court of Appeals for the Fifth Circuit. The appeal is pending. No material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2013 fiscal year.

Escheat Audits

The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property), has notified numerous companies, including Apache Corporation, that the State intends to examine its books and records and those of its subsidiaries and related entities to determine compliance with the Delaware Escheat Laws. The review is ongoing, and no material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2013 fiscal year.

Burrup-Related Gas Supply Lawsuits

On October 11, 2013, a lawsuit captioned Pankaj Oswal v. Apache Corporation, No. WAD 389/2013, in the Federal Court of Australia, District of Western Australia, General Division, was filed in which plaintiff asserts claims against the Company under the Australian Trade Practices Act. The Company does not believe the lawsuit has merit and will vigorously defend against it. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2013 fiscal year.

In the case captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653, in the Supreme Court of Victoria, plaintiff has filed an application seeking to amend her statement of claim in order to add parties as defendants to the proceedings, including the Company and certain of its subsidiaries. Similarly, in a companion case captioned Pankaj Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2012 01995, in the Supreme Court of Victoria, plaintiff has also filed an application seeking to amend his statement of claim in order to add parties as defendants to the proceedings, including the Company and certain of its subsidiaries. This is the second attempt by the plaintiffs to amend their pleadings, with their first attempt having been unsuccessful. While reserving all rights, including all defenses to the plaintiffs’ proposed amended pleadings, the Company and its subsidiaries did not object to the plaintiffs’ revised applications to amend their pleadings, which is a procedural matter. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2013 fiscal year.

Concerning the action filed by Tap (Harriet) Pty Ltd (Tap) against Burrup Fertilisers Pty Ltd et al., Civ. 2329 of 2009, in the Supreme Court of Western Australia, no material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2013 fiscal year.

Environmental Matters

As of March 31, 2014, the Company had an undiscounted reserve for environmental remediation of approximately $92 million. The Company is not aware of any environmental claims existing as of March 31, 2014 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

9. CAPITAL STOCK

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share for the quarters ended March 31, 2014 and 2013 is presented in the table below.

	For the Quarter Ended March 31,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income from continuing operations	$753	394	$1.92	$759	392	$1.94
Loss from discontinued operations	(517)	394	(1.32)	(61)	392	(0.16)

Income attributable to common stock	$236	394	$0.60	$698	392	$1.78

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	$—	—		$19	14
Stock options and other	—	2		—	2
Diluted:
Income from continuing operations	$753	396	$1.90	$778	408	$1.91
Loss from discontinued operations	(517)	396	(1.30)	(61)	408	(0.15)

Income attributable to common stock	$236	396	$0.60	$717	408	$1.76

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 5.8 million and 5.7 million for the quarters ending March 31, 2014 and 2013, respectively.

Common and Preferred Stock Dividends

For the quarters ended March 31, 2014 and 2013, Apache paid $79 million and $67 million, respectively, in dividends on its common stock. During the first quarter of 2014, Apache’s Board of Directors approved a 25 percent increase for the regular quarterly cash dividend on the Company’s common stock to $0.25 per share. This increase will apply to the dividend on common stock payable on May 22, 2014, to stockholders of record on April 22, 2014, and subsequent dividends paid.

In the first three months of 2013, the Company also paid $19 million in dividends on its Series D Preferred Stock, which was converted to common stock in August 2013.

Stock Repurchase Program

In May 2013, Apache’s Board of Directors authorized the purchase of up to 30 million shares of the Company’s common stock, valued at approximately $2 billion when first announced. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and during 2013 repurchased a total of 11,221,919 shares at an average price of $88.88. An additional 5,919,083 shares were purchased in the first quarter of 2014 at an average price of $81.88. Subsequent to March 31, 2014, an additional 5,951,031 shares were purchased at an average price of $85.14. The Company anticipates that further purchases will primarily be made with proceeds from asset dispositions, but the Company is not obligated to acquire any specific number of shares.

10. BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At March 31, 2014, the Company had production in five countries: the United States, Canada, Egypt, Australia, and the United Kingdom (U.K.) North Sea. Apache also pursues exploration interests in other countries that may, over time, result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt (1)	Australia	North Sea	Other International	Total
	(In millions)
For the Quarter Ended
March 31, 2014
Oil and Gas Production Revenues	$1,505	$318	$950	$256	$618	$—	$3,647

Operating Income	$663	$71	$536	$96	$183	$—	$1,549

Other Income (Expense):
Derivative instruments losses, net							(20)
Other							48
General and administrative							(119)
Acquisition, divestitures, and transition							(2)
Financing costs, net							(27)
Net Income From Continuing Operations

Before Income Taxes							$1,429

Total Assets	$30,618	$7,102	$7,350	$8,403	$7,599	$49	$61,121

For the Quarter Ended
March 31, 2013
Oil and Gas Production Revenues(2)	$1,677	$297	$1,009	$298	$740	$—	$4,021

Operating Income (Loss) (2)	$585	$(5)	$658	$138	$246	$—	$1,622

Other Income (Expense):
Derivative instruments losses, net							(100)
Other							25
General and administrative							(112)
Financing costs, net							(55)
Net Income From Continuing Operations

Before Income Taxes(2)							$1,380

Total Assets(2)	$32,205	$6,935	$7,031	$6,729	$7,053	$110	$60,063

(1)	Includes a noncontrolling interest in Egypt for the quarter ended March 31, 2014.
(2)	Amounts for 2013 have been restated to exclude discontinued operations.

11. SUPPLEMENTAL GUARANTOR INFORMATION

In December 1999, Apache Finance Canada issued approximately $300 million of publicly-traded notes due in 2029. The notes are fully and unconditionally guaranteed by Apache. The following condensed consolidating financial statements are provided as an alternative to filing separate financial statements.

Apache Finance Canada has been fully consolidated in Apache’s consolidated financial statements. As such, these condensed consolidating financial statements should be read in conjunction with Apache’s consolidated financial statements and the notes thereto, of which this note is an integral part.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 31, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$892	$—	$2,755	$—	$3,647
Equity in net income (loss) of affiliates	253	29	(6)	(276)	—
Derivative instrument losses, net	(20)	—	—	—	(20)
Other	(3)	14	38	(1)	48

	1,122	43	2,787	(277)	3,675

OPERATING EXPENSES:
Depreciation, depletion and amortization	328	—	878	—	1,206
Asset retirement obligation accretion	7	—	37	—	44
Lease operating expenses	128	—	469	—	597
Gathering and transportation	14	—	56	—	70
Taxes other than income	79	—	102	—	181
General and administrative	107	—	13	(1)	119
Acquisitions, divestitures, and transition	2	—	—	—	2
Financing costs, net	32	10	(15)	—	27

	697	10	1,540	(1)	2,246

NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	425	33	1,247	(276)	1,429
Provision for income taxes	62	10	506	—	578

NET INCOME FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	363	23	741	(276)	851
Net loss from discontinued operations, net of tax	(127)	—	(390)	—	(517)

NET INCOME INCLUDING NONCONTROLLING INTEREST	236	23	351	(276)	334
Net income attributable to noncontrolling interest	—	—	98	—	98

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$236	$23	$253	$(276)	$236

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK (1)	$235	$23	$253	$(276)	$235

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,146	$—	$2,875	$—	$4,021
Equity in net income (loss) of affiliates	610	(11)	3	(602)	—
Other	(102)	15	14	(2)	(75)

	1,654	4	2,892	(604)	3,946

OPERATING EXPENSES:
Depreciation, depletion and amortization	401	—	911	—	1,312
Asset retirement obligation accretion	20	—	43	—	63
Lease operating expenses	281	—	441	—	722
Gathering and transportation	14	—	59	—	73
Taxes other than income	44	—	185	—	229
General and administrative	100	—	14	(2)	112
Financing costs, net	34	14	7	—	55

	894	14	1,660	(2)	2,566

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	760	(10)	1,232	(602)	1,380
Provision (benefit) for income taxes	43	(2)	561	—	602

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	717	(8)	671	(602)	778
Net loss from discontinued operations, net of tax	—	—	(61)	—	(61)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	717	(8)	610	(602)	717
Preferred stock dividends	19	—	—	—	19

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$698	$(8)	$610	$(602)	$698

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$696	$(8)	$610	$(602)	$696

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended March 31, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$(186)	$(15)	$2,412	$—	$2,211
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	82	—	82

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(186)	(15)	2,494	—	2,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(740)	—	(1,622)	—	(2,362)
Additions to gas gathering, transmission and processing facilities	(19)	—	(325)	—	(344)
Investment in subsidiaries, net	1,320	—	—	(1,320)	—
Other	(7)	—	16	—	9

NET CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES	554	—	(1,931)	(1,320)	(2,697)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	748	—	748

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	554	—	(1,183)	(1,320)	(1,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	42	—	(44)	—	(2)
Intercompany borrowings	—	10	(1,329)	1,319	—
Dividends paid	(79)	—	—	—	(79)
Treasury stock activity, net	(484)	—	—	—	(484)
Other	—	5	(6)	1	—

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(521)	15	(1,379)	1,320	(565)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(42)	—	(42)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(521)	15	(1,421)	1,320	(607)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(153)	—	(110)	—	(263)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155	3	1,748	—	1,906

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2	$3	$1,638	$—	$1,643

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended March 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$149	$(61)	$2,469	$—	$2,557
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	64	—	64

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	149	(61)	2,533	—	2,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(908)	—	(1,603)	—	(2,511)
Additions to gas gathering, transmission and processing facilities	(45)	—	(209)	—	(254)
Acquisitions, other	—	—	(148)	—	(148)
Proceeds from Kitimat LNG transaction, net	—	—	405	—	405
Investment in subsidiaries, net	770	—	—	(770)	—
Other	(44)	—	3	—	(41)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(227)	—	(1,552)	(770)	(2,549)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(43)	—	(43)

NET CASH USED IN INVESTING ACTIVITIES	(227)	—	(1,595)	(770)	(2,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	157	—	(2)	—	155
Intercompany borrowings	—	—	(764)	764	—
Dividends paid	(86)	—	—	—	(86)
Other	12	56	(62)	6	12

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	83	56	(828)	770	81
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(22)	—	(22)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	83	56	(850)	770	59

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5	(5)	88	—	88
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	5	155	—	160

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5	$—	$243	$—	$248

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$3	$1,638	$—	$1,643
Receivables, net of allowance	881	—	1,598	—	2,479
Inventories	32	—	695	—	727
Drilling advances	19	1	303	—	323
Prepaid assets and other	104	—	187	—	291
Intercompany receivable	5,741	—	—	(5,741)	—

	6,779	4	4,421	(5,741)	5,463

PROPERTY AND EQUIPMENT, NET	16,777	—	35,975	—	52,752

OTHER ASSETS:
Intercompany receivable	253	—	1,066	(1,319)	—
Equity in affiliates	24,996	1,181	444	(26,621)	—
Goodwill, net	173	—	1,196	—	1,369
Deferred charges and other	174	1,007	1,356	(1,000)	1,537

	$49,152	$2,192	$44,458	$(34,681)	$61,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$854	$12	$572	$—	$1,438
Asset retirement obligation	115	—	67	—	182
Derivative instruments	224	—	—	—	224
Other current liabilities	940	7	1,565	—	2,512
Intercompany payable	—	—	5,741	(5,741)	—

	2,133	19	7,945	(5,741)	4,356

LONG-TERM DEBT	9,374	298	1	—	9,673

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	—	—	1,319	(1,319)	—
Income taxes	3,671	—	4,846	—	8,517
Asset retirement obligation	440	—	2,556	—	2,996
Other	452	250	700	(1,000)	402

	4,563	250	9,421	(2,319)	11,915

COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	33,082	1,625	24,996	(26,621)	33,082
Noncontrolling interest	—	—	2,095	—	2,095

TOTAL EQUITY	33,082	1,625	27,091	(26,621)	35,177

	$49,152	$2,192	$44,458	$(34,681)	$61,121

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
			(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155	$3	$1,748	$—	$1,906
Receivables, net of allowance	1,043	—	1,909	—	2,952
Inventories	48	—	843	—	891
Drilling advances	49	—	322	—	371
Derivative instruments	1	—	—	—	1
Prepaid assets and other	99	—	146	—	245
Intercompany receivable	5,357	—	—	(5,357)	—

	6,752	3	4,968	(5,357)	6,366

PROPERTY AND EQUIPMENT, NET	16,092	—	36,329	—	52,421

OTHER ASSETS:
Intercompany receivable	1,572	—	—	(1,572)	—
Equity in affiliates	24,743	1,155	449	(26,347)	—
Goodwill, net	173	—	1,196	—	1,369
Deferred charges and other	166	1,006	1,309	(1,000)	1,481

	$49,498	$2,164	$44,251	$(34,276)	$$61,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$956	$2	$658	$—	$1,616
Current debt	—	—	53	—	53
Asset retirement obligation	115	—	6	—	121
Derivative instruments	299	—	—	—	299
Other current liabilities	896	10	1,705	—	2,611
Intercompany payable	—	—	5,357	(5,357)	—

	2,266	12	7,779	(5,357)	4,700

LONG-TERM DEBT	9,374	298	—	—	9,672

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	—	—	1,572	(1,572)	—
Income taxes	3,586	—	4,778	—	8,364
Asset retirement obligation	430	—	2,671	—	3,101
Other	446	250	711	(1,000)	407

	4,462	250	9,732	(2,572)	11,872

COMMITMENTS AND CONTINGENCIES APACHE SHAREHOLDERS’ EQUITY	33,396	1,604	24,743	(26,347)	33,396
Noncontrolling interest	—	—	1,997	—	1,997

TOTAL EQUITY	33,396	1,604	26,740	(26,347)	35,393

	$49,498	$2,164	$44,251	$(34,276)	$$61,637

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil, and natural gas liquids. The Company has exploration and production interests in five countries: the United States (U.S.), Canada, Egypt, Australia, and the United Kingdom (U.K.) North Sea. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

This discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our 2013 fiscal year.

Financial Overview

Throughout the prior year, Apache undertook a strategic review of our asset portfolio with the ultimate goal of keeping the right mix of assets that generate strong returns and excess cash flow and drive more predictable production growth to create shareholder value. As part of this effort we made several key divestitures including the sale of our Gulf of Mexico Shelf assets and the sale of primarily dry gas assets in Canada. In addition we entered into a strategic partnership with a subsidiary of Sinopec International Petroleum Exploration and Production Corporation (Sinopec) to sell a one-third minority participation in our Egypt oil and gas business in November of last year. Our divestment activities continued into the first quarter of 2014 when we exited operations in Argentina. Combined, we have divested over $8 billion of assets during this initiative and have now aligned our portfolio to provide a larger focus on our more predictable North American onshore assets that is supplemented by our international exploration and development efforts.

For the first quarter of 2014, Apache reported earnings of $236 million, or $0.60 per diluted common share, compared with $698 million, or $1.76 per share, in the first quarter of 2013. Earnings for first quarter of 2014 reflect an after-tax loss of $517 million on discontinued operations in Argentina during the quarter. This loss on disposal, as well as results of operations in Argentina for all periods presented, are reflected as discontinued operations in Apache’s consolidated financial statements. Apache’s adjusted earnings, which exclude discontinued operations and certain other items impacting the comparability of results, were $707 million, or $1.78 per diluted common share, for the first quarter of 2014, compared with $797 million, or $2.00 per share, in the first quarter of 2013. Adjusted earnings is not a financial measure prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). For a description of adjusted earnings and a reconciliation of adjusted earnings to income attributable to common stock, the most directly comparable GAAP financial measure, please see “Non-GAAP Measures” in this Item 2.

Average daily production in the first quarter of 2014 totaled 640 million barrels of oil equivalent (MMboe), a decrease of 99 MMboe from the comparative 2013 quarter, reflecting the sale of our Gulf of Mexico Shelf and certain Western Canadian assets in the second half of 2013. Excluding production from these divestitures, Apache’s worldwide equivalent daily production increased nearly 2 percent. Organic growth between the periods was driven by a 21 percent increase in the Company’s onshore North American liquids production.

The strength of our North American liquids portfolio also helped drive net cash provided by operating activities (operating cash flows or cash flows), which totaled $2.3 billion for the first quarter of 2014, compared with $2.6 billion in the first quarter of 2013. Operating cash flows is a key measure for our business, as it provides liquidity for our active drilling program and large-scale development projects currently in progress. We routinely adjust our capital budget on a quarterly basis in response to changing market conditions and operating cash flow forecasts.

Operational Developments

Apache has a significant producing asset base as well as large undeveloped acreage positions that provide a platform for organic growth through sustainable lower-risk drilling opportunities, supplemented by higher-risk, higher-reward exploration. We are also continuing to advance several longer-term, individually significant development projects, as more fully discussed in our 2013 Annual Report on Form 10-K for our 2013 fiscal year. Notable operational developments include:

North America

•	Apache’s active drilling program in the Permian Basin continued into the first quarter of 2014, where we operated an average of 39 rigs, resulting in a production increase of 25 percent relative to the first quarter of 2013. The Permian represents almost a third of Apache’s total liquids production for the first quarter of 2014.

•	In the first quarter, Central region production was up 4 percent relative to the prior-year quarter as the result of our active oil and liquids-rich drilling program across our nearly two million gross acres in the Anadarko basin. During the quarter we operated an average of 26 rigs, drilling 69 gross wells with 100 percent success.

•	North America Onshore production represents 56 percent of Apache’s total worldwide production for the first quarter of 2014.

•	On April 30, 2014, Apache completed the sale of producing oil and gas assets in the Deep Basin area of western Alberta and British Columbia, Canada for $374 million, subject to final closing adjustments. The assets comprise 622,600 gross acres (328,400 net acres). The assets had average production of 101 million cubic feet of natural gas per day (MMcf/d) and 1,500 barrels of liquid hydrocarbons per day during 2013. The effective date of the transaction is January 1, 2014.

•	On May 8, 2014, Apache announced the sale of its Lucius and Heidelberg development projects and 11 primary term deepwater exploration blocks in the Gulf of Mexico to a subsidiary of Freeport-McMoRan Oil & Gas for $1.4 billion. The effective date of the transaction is May 1, 2014. The sale is subject to customary closing conditions and is expected to close by June 30, 2014.

International

•	On March 12, 2014, Apache completed the sale of its Argentina operations and properties to YPF Sociedad Anónima for cash consideration of $800 million plus the assumption of $52 million of bank debt as of June 30, 2013. The results of operations related to Argentina have been classified as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q.

•	During the quarter, Apache announced two new field discoveries in Egypt and applied for two additional development leases that were approved by the Minister of Petroleum. This follows an active 2013 year where Apache had 20 development leases approved. The North Tarek 1 exploration well in the Matruh Basin tested 20 MMcf/d and 250 barrels of condensate per day and targeted the Jurassic Lower Safa pay. The Apries-1X well in the Shushan Basin tested 4,389 barrels of oil and 14.2 MMcf/d targeting the Paleozoic Basur sand.

Results of Operations

Oil and Gas Revenues

Oil and gas production revenues for the first quarter of 2014 totaled $3.6 billion, a $374 million decrease from the comparative 2013 quarter. The table below presents revenues by region and each region’s percent contribution to revenues for 2014 and 2013.

	For the Quarter Ended March 31,
	2014		2013
	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$1,092	39%	$1,269	40%
Canada	140	5%	127	4%

North America	1,232	44%	1,396	44%

Egypt (3)	846	30%	912	29%
Australia	170	6%	203	6%
North Sea	567	20%	681	21%

International (3)	1,583	56%	1,796	56%

Total(1)(3)	$2,815	100%	$3,192	100%

Total Gas Revenues:
United States	$266	41%	$288	42%
Canada	148	23%	151	22%

North America	414	64%	439	64%

Egypt (3)	103	16%	97	14%
Australia	86	13%	95	14%
North Sea	43	7%	50	8%

International (3)	232	36%	242	36%

Total(2)(3)	$646	100%	$681	100%

Total Natural Gas Liquids (NGL) Revenues:
United States	$147	79%	$120	81%
Canada	30	16%	19	13%

North America	177	95%	139	94%

Egypt (3)	1	1%	—	—
North Sea	8	4%	9	6%

International (3)	9	5%	9	6%

Total (3)	$186	100%	$148	100%

Total Oil and Gas Revenues:
United States	$1,505	41%	$1,677	42%
Canada	318	9%	297	7%

North America	1,823	50%	1,974	49%

Egypt (3)	950	26%	1,009	25%
Australia	256	7%	298	8%
North Sea	618	17%	740	18%

International (3)	1,824	50%	2,047	51%

Total (3)	$3,647	100%	$4,021	100%

Discontinued Operations — Argentina
Oil Revenue	45		63
Gas Revenue	39		54
NGL Revenue	3		8

Total	$87		$125

(1)	Financial derivative hedging activities decreased oil revenues by $1 million and $19 million for the quarters ending March 31, 2014 and 2013, respectively.
(2)	Financial derivative hedging activities increased natural gas revenues by $1 million and $10 million for the quarters ending March 31, 2014 and 2013, respectively.
(3)	Includes revenues attributable to a noncontrolling interest in Egypt for the quarter ended March 31, 2014.

Production

The table below presents first-quarter 2014 and 2013 production and the relative increase or decrease from the prior period.

	For the Quarter Ended March 31,
		Increase
	2014	(Decrease)	2013
Oil Volume – b/d
United States	127,951	(14%)	149,263
Canada	17,589	2%	17,176

North America	145,540	(13%)	166,439

Egypt(1)(2)	88,093	(4%)	91,315
Australia	16,825	(16%)	20,001
North Sea	59,092	(14%)	68,462

International	164,010	(9%)	179,778

Total	309,550	(11%)	346,217

Natural Gas Volume – Mcf/d
United States	592,685	(31%)	853,691
Canada	377,712	(27%)	519,175

North America	970,397	(29%)	1,372,866

Egypt(1)(2)	377,357	3%	365,612
Australia	215,792	1%	214,395
North Sea	45,071	(18%)	55,032

International	638,220	1%	635,039

Total	1,608,617	(20%)	2,007,905

NGL Volume – b/d
United States	53,058	8%	49,299
Canada	7,769	17%	6,663

North America	60,827	9%	55,962

Egypt(1)(2)	233	NM	—
North Sea	1,091	(27%)	1,494

International	1,324	(11%)	1,494

Total	62,151	8%	57,456

BOE per day(3)
United States	279,790	(18%)	340,844
Canada	88,310	(20%)	110,368

North America	368,100	(18%)	451,212

Egypt(2)	151,219	(1%)	152,250
Australia	52,790	(5%)	55,734
North Sea	67,695	(14%)	79,128

International	271,704	(5%)	287,112

Total	639,804	(13%)	738,324

Discontinued Operations — Argentina
Oil (b/d)	6,885	(26%)	9,297
Gas (Mcf/d)	141,352	(25%)	188,259
NGL (b/d)	1,287	(54%)	2,822
BOE/d	31,731	(27%)	43,495

(1)	Gross oil, natural gas, and NGL production in Egypt for the first quarter of 2014 and 2013 were as follows:

	2014	2013
Oil (b/d)	198,619	199,174
Gas (Mcf/d)	921,440	914,635
NGL (b/d)	649	—

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the first quarter of 2014 of:

2014
Oil (b/d)	29,066
Gas (Mcf/d)	124,799
NGL (b/d)	78

(3)	The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

NM — Not meaningful

Pricing

The table below presents first-quarter 2014 and 2013 pricing and the relative increase or decrease from the prior periods.

	For the Quarter Ended March 31,
	2014	Increase (Decrease)	2013
Average Oil Price - Per barrel
United States	$94.84	0%	$94.45
Canada	88.19	7%	82.33
North America	94.03	1%	93.20
Egypt	106.70	(4%)	110.99
Australia	112.26	0%	112.35
North Sea	106.60	(4%)	110.53
International	107.24	(3%)	110.97
Total(1)	101.03	(1%)	102.42
Average Natural Gas Price - Per Mcf
United States	$4.98	33%	$3.75
Canada	4.38	36%	3.23
North America	4.75	33%	3.56
Egypt	3.02	2%	2.95
Australia	4.42	(11%)	4.94
North Sea	10.69	7%	10.00
International	4.03	(5%)	4.23
Total(2)	4.46	18%	3.77
Average NGL Price - Per barrel
United States	$30.81	14%	$26.96
Canada	42.09	31%	32.15
North America	32.25	17%	27.58
Egypt	64.34	NM	—
North Sea	79.84	12%	71.16
International	77.11	8%	71.16
Total	33.20	16%	28.71
Discontinued Operations — Argentina
Oil price ($/Bbl)	$72.70	(4%)	$75.36
Gas price ($/Mcf)	3.04	(4%)	3.18
NGL price ($/Bbl)	24.57	(19%)	30.28

(1)	Reflects a per-barrel decrease of $0.04 and $0.61 from derivative hedging activities for the first quarter of 2014 and 2013, respectively.
(2)	Reflects a per-Mcf increase of $0.01 and $0.05 from derivative hedging activities for the first quarter of 2014 and 2013, respectively.

NM — Not meaningful

Crude Oil Revenues

Crude oil revenues for the first quarter of 2014 totaled $2.8 billion, a $377 million decrease from the comparative 2013 quarter. Crude oil accounted for 77 percent of oil and gas production revenues and 48 percent of worldwide production in the first quarter of 2014. Lower production volumes decreased revenues by $333 million compared to the prior-year quarter while lower realized prices reduced first-quarter 2014 revenues a further $44 million.

Worldwide production decreased 37 thousand barrels of oil per day (Mb/d) from the first quarter of 2013 to 310 Mb/d in the first quarter of 2014, primarily as a result of the divestitures of our Gulf of Mexico Shelf assets and certain Western Canadian assets in the second half of 2013. Exclusive of production from these divested assets, oil production increased 7.3 Mb/d, primarily on drilling and recompletion activity in the U.S. Permian region.

Natural Gas Revenues

Natural gas revenues for the first quarter of 2014 totaled $646 million, down $35 million from the first quarter of 2013. A 20 percent decrease in average production reduced natural gas revenues by $160 million as compared to the prior-year quarter, partially offset by an 18 percent increase in average realized prices, which increased revenues by $125 million. Natural gas accounted for 18 percent of our oil and gas production revenues and 42 percent of our equivalent production during the first quarter of 2014.

Worldwide production for the first quarter of 2014 decreased 399 MMcf/d from the comparative 2013 quarter, primarily a result of the divestitures of our Gulf of Mexico Shelf assets and certain Western Canadian assets in the second half of 2013. Exclusive of production from these divested assets, our worldwide natural gas production declined only 39 MMcf/d, or 2 percent.

NGL Revenues

NGL revenues for the first quarter of 2014 totaled $186 million, up $38 million from the first quarter of 2013. An 8 percent increase in average production increased NGL revenues by $14 million as compared to the prior-year quarter, while a 16 percent increase in average realized prices increased revenues by $24 million. NGL accounted for 5 percent of our oil and gas production revenues and 10 percent of our equivalent production during the first quarter of 2014.

Worldwide production of NGLs increased 4.7 Mb/d to 62.1 Mb/d in the first quarter of 2014, primarily from drilling and recompletion activity in the Central and Permian regions.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and a boe basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt but exclude discontinued operations in Argentina.

	For the Quarter Ended March 31,
	2014	2013	2014	2013
	(In millions)		(Per boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment	$1,109	$1,210	$19.26	$18.21
Other assets	97	102	1.68	1.54
Asset retirement obligation accretion	44	63	0.77	0.95
Lease operating costs	597	722	10.37	10.86
Gathering and transportation costs	70	73	1.19	1.10
Taxes other than income	181	229	3.15	3.44
General and administrative expense	119	112	2.06	1.69
Merger, acquisitions & transition	2	—	0.04	—
Financing costs, net	27	55	0.48	0.82

Total	$2,246	$2,566	$39.00	$38.61

Depreciation, Depletion and Amortization (DD&A) The following table details the changes in DD&A of oil and gas properties between the first quarters of 2014 and 2013:

For the Quarter Ended March 31,
(In millions)
2013 DD&A	$1,210
Volume change	(164)
DD&A Rate change	63

2014 DD&A	$1,109

Oil and gas property DD&A expense of $1.1 billion in the first quarter of 2014 decreased $101 million compared to the prior-year quarter on an absolute dollar basis: $164 million from lower volumes, partially offset by $63 million on depletion rate. Our full-cost depletion rate increased $1.05 to $19.26 per boe reflecting drilling costs primarily in our international regions that exceeded our historical average.

Lease Operating Expenses (LOE) LOE decreased $125 million, or 17 percent, on an absolute dollar basis, for the quarter ended March 31, 2014, relative to the comparable period of 2013. On a per unit basis, LOE decreased 5 percent to $10.37 per boe for the first quarter of 2014, as compared to the same prior-year period. The following table identifies changes in Apache’s LOE rate between the first quarter of 2014 and 2013.

Per boe
First-Quarter 2013 LOE	$10.86
Power and fuel	0.28
Labor and overhead costs	0.21
Transportation	0.10
Repairs and maintenance	0.09
Chemicals	0.08
Divestitures(1)	(1.47)
Other	0.37
Other increased production	(0.15)

First-Quarter 2014 LOE	$10.37

(1)	Per-unit impact of divestitures is shown net of associated production.

Gathering and Transportation Gathering and transportation costs totaled $70 million in the first quarter of 2014, down $3 million from the first quarter of 2013. On a per-unit basis, gathering and transportation costs of $1.19 for the first quarter of 2014 were up 8 percent from the prior-year quarter. The following table presents gathering and transportation costs paid by Apache directly to third-party carriers for each of the periods presented:

	For the Quarter Ended March 31,
	2014	2013
	(In millions)
Canada	$34	$40
U.S.	22	20
Egypt	10	10
North Sea	4	3

Total Gathering and transportation	$70	$73

Taxes other than Income Taxes other than income totaled $181 million for the first quarter of 2014, a decrease of $48 million from the comparative prior-year period. The following table presents a comparison of these expenses:

	For the Quarter Ended March 31,
	2014	2013
	(In millions)
U.K. PRT	$63	$135
Severance taxes	74	52
Ad valorem taxes	40	33
Other	4	9

Total Taxes other than income	$181	$229

The North Sea Petroleum Revenue Tax (PRT) is assessed on qualifying fields in the U.K. North Sea. For the first quarter of 2014, U.K. PRT was $72 million lower than the 2013 period based on an increase in operating and capital expenditures and a decrease in revenues as a result of lower production on qualifying fields during the first quarter. Severance tax expense increased $22 million on product price increases and higher volumes primarily in the Permian region.

General and Administrative Expenses General and administrative expenses (G&A) for the first quarter of 2014 increased $7 million from the comparable 2013 period on higher corporate costs.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended
	March 31,
	2014	2013
	(In millions)
Interest expense	$124	$146
Amortization of deferred loan costs	2	2
Capitalized interest	(95)	(90)
Interest income	(4)	(3)

Financing costs, net	$27	$55

Net financing costs were down $28 million in the first quarter of 2014 compared to the same 2013 period primarily from a $22 million decrease in interest expense as a result of debt extinguished during 2013.

Provision for Income Taxes The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

The 2014 first-quarter provision for income taxes was $578 million, representing an effective income tax rate of 40 percent for the quarter compared to 44 percent during the 2013 period. The 2014 and 2013 effective rates reflect the impact of a valuation allowance in Canada, foreign currency fluctuations on deferred taxes, and deferred tax expense related to mark-to-market commodity derivatives. Excluding these items, the first-quarter 2014 and 2013 effective rates would have been 41 and 43 percent, respectively.

Capital Resources and Liquidity

Operating cash flows are the Company’s primary source of liquidity. We may also elect to utilize available committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for all other liquidity and capital resource needs. Additionally, we continue to consider alternative funding sources for our LNG commitments separate from our operating cash flows.

Apache’s operating cash flows, both in the short-term and the long-term, are impacted by volatile oil and natural gas prices. Significant deterioration in commodity prices negatively impacts our revenues, earnings and cash flows, and potentially our liquidity if spending does not trend downward as well. Sales volumes and costs also impact cash flows; however, these historically have not been as volatile and have less impact than commodity prices in the short-term.

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

For additional information, please see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our 2013 fiscal year.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Three Months Ended
	March 31,
	2014	2013
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by continuing operating activities	$2,211	$2,557
Proceeds from the sale of Argentina	786	—
Net cash provided by Argentina operations	2	—
Net commercial paper and bank loan borrowings	—	155
Proceeds from Kitimat LNG transaction, net	—	405
Other	9	—

	3,008	3,117

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$2,706	$2,765
Acquisitions	—	148
Net commercial paper and bank loan repayments	2	—
Dividends	79	86
Treasury stock activity, net	484	—
Other	—	30

	3,271	3,029

Increase (decrease) in cash and cash equivalents	$(263)	$88

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.

Net Cash Provided by Continuing Operating Activities Operating cash flows are our primary source of capital and liquidity and are impacted, both in the short-term and the long-term, by volatile oil and natural gas prices. The factors that determine operating cash flow are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, asset retirement obligation (ARO) accretion, and deferred income tax expense, which affect earnings but do not affect cash flows.

Net cash provided by continuing operating activities for the first three months of 2014 totaled $2.2 billion, a decrease of $346 million from the first three months of 2013. The decrease primarily reflects the impact of 2013 divestitures and comparative changes in working capital during the periods.

For a detailed discussion of commodity prices, production, and expenses, refer to the “Results of Operations” of this Item 2. For additional detail on the changes in operating assets and liabilities and the non-cash expenses that do not impact net cash provided by operating activities, please see the statement of consolidated cash flows in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.

Proceeds from the Sale of Argentina In March 2014, we completed the previously disclosed sale of our Argentina operations and properties to YPF Sociedad Anònima for cash consideration of $800 million plus the assumption of $52 million of bank debts as of June 30, 2013. The results of operations related to Argentina have been classified as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q.

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

The following table details capital expenditures for each country in which we do business:

	For the Three Months Ended
	March 31,
	2014	2013
	(In millions)
E&D Costs:
United States	$1,349	$1,269
Canada	269	258

North America	1,618	1,527

Egypt(1)	320	262
Australia	261	225
North Sea	227	177
Argentina	12	33
Other International	1	5

International(1)	821	702

Worldwide E&D Costs (1)	2,439	2,229

Gathering Transmission and Processing Facilities (GTP):
United States	45	18
Canada	102	30
Egypt(1)	15	19
Australia	168	180
North Sea	1	—
Argentina	1	2

Total GTP Costs(1)	332	249

Asset Retirement Costs	28	134
Capitalized Interest(2)	98	93

Capital Expenditures, excluding acquisitions(1)	2,897	2,705

Acquisitions, including GTP	2	310
Asset Retirement Costs - Acquired	—	53

Total Capital Expenditures (1)	$2,899	$3,068

(1)	2014 includes capital costs attributable to a noncontrolling interest in Egypt.
(2)	Capitalized interest includes Argentina discontinued operations of $3 million for the first quarters of 2014 and 2013.

Worldwide E&D expenditures for the first three months of 2014 totaled $2.4 billion, or 9 percent above the first three months of 2013. E&D spending in North America was up 6 percent and totaled 66 percent of worldwide E&D spending. Expenditures in the U.S. reflect increased drilling activity in the Anadarko basin and the Permian Basin, where we continued to shift to more horizontal drilling. In the Permian Basin, we averaged 39 operated rigs during the quarter. Our recent drilling successes in the Permian has led the region to increase the number of horizontal drilling rigs being utilized, and now approximately half of our rigs are drilling horizontal wells that, given their nature, are more costly than vertical wells. In our Central region, we are increasing activity throughout our area of operations. In the Anadarko basin we added 12 new drilling rigs in the first quarter. In the Texas panhandle we commenced our first horizontal Canyon limestone drilling program in our Bivins Ranch area in the Whittenburg Basin. E&D spending in Canada increased 4 percent from the prior-year period as the region has continued to target oil and liquids-rich plays across its acreage.

E&D expenditures outside of North America increased 17 percent when compared to the first three months of 2013. Egypt was $58 million higher than the prior-year quarter on continued drilling activity across all major basins. E&D spending in the North Sea was up $50 million driven by an increase in Beryl field development activity. Australian expenditures were up $36 million as both development drilling and offshore infrastructure projects continued with higher activity levels than the prior-year period.

We invested $332 million in GTP in the first three months of 2014, a 33 percent increase over prior-year activity, with the majority related to activities associated with the Kitimat LNG project in Canada and the Wheatstone LNG project in Australia.

Dividends For the three-month periods ended March 31, 2014 and 2013, the Company paid $79 million and $67 million, respectively, in dividends on its common stock. In the first three months of 2013, the Company also paid $19 million in dividends on its Series D Preferred Stock, which was converted to common stock in August 2013.

During the first quarter of 2014, Apache’s Board of Directors approved a 25 percent increase to $0.25 per share for the regular quarterly cash dividend on the Company’s common stock. This increase will apply to the dividend on common stock payable on May 22, 2014, to stockholders of record on April 22, 2014, and subsequent dividends paid.

Shares Repurchased In May 2013, Apache’s Board of Directors authorized the purchase of up to 30 million shares of the Company’s common stock, valued at approximately $2 billion when first announced. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and during 2013 repurchased a total of 11,221,919 shares at an average price of $88.88. An additional 5,919,083 shares were purchased in the first quarter of 2014 at an average price of $81.88. Subsequent to March 31, 2014, an additional 5,951,031 shares were purchased at an average price of $85.14. The Company anticipates that further purchases will primarily be made with proceeds from asset dispositions, but the Company is not obligated to acquire any specific number of shares.

Liquidity

The following table presents a summary of our key financial indicators at the dates presented:

	March 31,	December 31,
	2014	2013
	(In millions of dollars, except as indicated)
Cash and cash equivalents	$1,643	$1,906
Total debt	9,673	9,725
Equity	35,177	35,393
Available committed borrowing capacity	3,300	3,300
Percent of total debt-to-capitalization	22%	22%

Cash and cash equivalents We had $1.6 billion in cash and cash equivalents as of March 31, 2014, compared to $1.9 billion at December 31, 2013. Approximately $1.6 billion of the cash was held by foreign subsidiaries. The cash held by foreign subsidiaries may be subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly liquid investment grade securities with maturities of three months or less at the time of purchase.

Debt As of March 31, 2014, outstanding debt, which consisted of notes, debentures, and uncommitted bank lines, totaled $9.7 billion. We had no current debt outstanding as of March 31, 2014.

Available committed borrowing capacity As of March 31, 2014, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2017. The facilities consist of a $1.7 billion facility and a $1.0 billion facility in the U.S., a $300 million facility in Australia, and a $300 million facility in Canada. As of March 31, 2014, available borrowing capacity under the Company’s credit facilities was $3.3 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under the Company’s committed credit facilities. At March 31, 2014 and December 31, 2013, the Company had no outstanding commercial paper.

The Company was in compliance with the terms of all credit facilities as of March 31, 2014.

Percent of total debt-to-capitalization The Company’s debt-to-capitalization ratio at March 31, 2014 and December 31, 2013 was 22 percent.

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

	For the Quarter Ended March 31,
	2014	2013
	(In millions, except per share data)
Income Attributable to Common Stock (GAAP)	$236	$698
Adjustments:
Argentina discontinued operations, net of tax(1)	517	61
Unrealized foreign currency fluctuation impact on deferred tax expense	7	(4)
Acquisitions, divestitures, and transition costs, net of tax(2)	1	—
Deferred tax adjustments	(5)	11
Commodity derivative mark-to-market, net of tax(3)	(49)	31

Adjusted Earnings (Non-GAAP)	$707	$797

Net Income per Common Share – Diluted (GAAP)	$0.60	$1.76
Adjustments:
Argentina discontinued operations, net of tax(1)	1.30	0.15
Unrealized foreign currency fluctuation impact on deferred tax expense	0.02	(0.01)
Deferred tax adjustments	(0.01)	0.03
Commodity derivative mark-to-market, net of tax(3)	(0.13)	0.07

Adjusted Earnings Per Share – Diluted (Non-GAAP)	$1.78	$2.00

(1)	Argentina discontinued operations had losses recorded in the first quarters of 2014 and 2013 totaling $540 million and $61 million, respectively. A tax benefit of $23 million was recognized for the loss in 2014.
(2)	Acquisition, divestitures, and transition costs recorded in the first quarter of 2014 totaled $2 million pre-tax, for which a tax benefit of $1 million was recognized. The tax effect was calculated utilizing the statutory rates in effect in each country where costs were incurred.
(3)	Commodity derivative unrealized mark-to-market gains recorded in the first quarter of 2014 totaled $76 million, for which a tax expense of $27 million was recognized. In the first quarter of 2013, losses of $48 million with a tax benefit of $17 million were recognized.

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather and political climate. Our average crude oil realizations decreased one percent to $101.03 per barrel in the first quarter of 2014 from $102.42 per barrel in the comparable period of 2013. Our average natural gas price realizations increased 18 percent to $4.46 per Mcf from $3.77 per Mcf in the comparable period of 2013.

We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. For the first quarter of 2014, financial derivatives on commodity prices covered approximately 5 percent of our natural gas production and approximately 41 percent of our crude oil production, compared with 2 percent and 41 percent, respectively, in the first quarter of 2013. Apache does not hold or issue derivative instruments for trading purposes.

On March 31, 2014, the Company had open natural gas derivatives in an asset position with a fair value of $1 million. A 10 percent increase in natural gas prices would move the derivatives to a liability position of $19 million, while a 10 percent decrease in prices would increase the fair value by approximately $20 million. The Company also had open oil derivatives in a liability position with a fair value of $225 million. A 10 percent increase in oil prices would increase the liability by approximately $359 million, while a 10 percent decrease in prices would move the derivatives to an asset position of $135 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2014. See Note 3—Derivative Instruments and Hedging Activities of the notes to the Company’s consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.

Foreign Currency Risk

The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Australia, oil production is sold under U.S. dollar contracts, and gas production is sold under a mixture of fixed-price U.S. dollar and Australian dollar contracts. Approximately 40 percent of the costs incurred for Australian operations are paid in U.S. dollars. In Canada, oil and gas prices and costs, such as equipment rentals and services, are generally denominated in Canadian dollars but heavily influenced by U.S. markets. Our North Sea production is sold under U.S. dollar contracts, and the majority of costs incurred are paid in British pounds. In Egypt, all oil and gas production is sold under U.S. dollar contracts, and the majority of the costs incurred are denominated in U.S. dollars. Revenue and disbursement transactions denominated in Australian dollars, Canadian dollars, and British pounds are converted to U.S. dollar equivalents based on average exchange rates during the period.

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A 10 percent strengthening or weakening of the Australian dollar, Canadian dollar, and British pound as of March 31, 2014, would result in a foreign currency net loss or gain, respectively, of approximately $226 million.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2013, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs and other products or services;

•	our commodity derivative and hedging arrangements;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	the impact on our operations due to changes in the Egyptian government;

•	the integration of acquisitions;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•	other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our first-quarter 2014 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4 –	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Company’s Chairman of the Board, Chief Executive Officer, and President, in his capacity as principal executive officer, and Alfonso Leon, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Please refer to both Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (filed with the SEC on February 28, 2014) and Note 8—Commitments and Contingencies of the notes to the consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and as noted above in Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on shares of common stock repurchased by the Company during the quarter ended March 31, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2014	1,164,817	$85.84	1,164,817	17,613,264
February 1 to February 28, 2014	1,020,100	84.23	1,020,100	16,593,164
March 1 to March 31, 2014	3,734,166	80.00	3,734,166	12,858,998

Total	5,919,083	$81.88

(1)	On May 9, 2013, the Company announced that its Board of Directors authorized the repurchase of up to 30 million shares of the Company’s common stock. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any repurchases will be at the discretion of Apache’s management and will depend on a variety of factors, including the stock price, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares will be available for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

* 4.1	–	Form of Certificate for Registrant’s Common Stock.

* 10.1	–	Amendment to Apache Corporation 401(k) Savings Plan, dated April 17, 2014.

* 10.2	–	February 11, 2014 Employee Release and Settlement Agreement, between Registrant and Roger B. Plank.

* 10.3	–	Amendment of Stock Option Grants (2007 Omnibus Equity Compensation Plan), dated February 13, 2014, between Registrant and Roger B. Plank.

* 10.4	–	Amendment of Stock Option Grants (2011 Omnibus Equity Compensation Plan), dated February 13, 2014, between Registrant and Roger B. Plank.

* 10.5	–	Amendment of Restricted Stock Unit Awards (2011 Omnibus Equity Compensation Plan), dated February 13, 2014, between Registrant and Roger B. Plank.

* 31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

* 31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

* 32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*101.INS	–	XBRL Instance Document.

*101.SCH	–	XBRL Taxonomy Schema Document.

*101.CAL	–	XBRL Calculation Linkbase Document.

*101.LAB	–	XBRL Label Linkbase Document.

*101.PRE	–	XBRL Presentation Linkbase Document.

*101.DEF	–	XBRL Definition Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated: May 9, 2014	/s/ ALFONSO LEON
Alfonso Leon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 9, 2014	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)