Form 10-Q
period 2014-06-30
APACHE CORP
filed 2014-08-08
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2014	382,473,038

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$2,950	$3,130	$5,765	$6,322
Gas revenues	589	721	1,235	1,402
Natural gas liquids revenues	169	150	355	298

	3,708	4,001	7,355	8,022
Derivative instrument gains (losses), net	(174)	247	(194)	147
Other	(50)	20	(2)	45

	3,484	4,268	7,159	8,214

OPERATING EXPENSES:
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	1,155	1,258	2,264	2,468
Additional	203	—	203	—
Other assets	99	92	196	194
Asset retirement obligation accretion	45	64	89	127
Lease operating expenses	613	781	1,210	1,503
Gathering and transportation	66	77	136	150
Taxes other than income	181	170	362	399
General and administrative	94	126	199	238
Acquisition, divestiture, and separation costs	14	—	30	—
Financing costs, net	35	52	62	107

	2,505	2,620	4,751	5,186

NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	979	1,648	2,408	3,028
Current income tax provision	325	284	741	781
Deferred income tax provision	41	327	203	432

NET INCOME FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	613	1,037	1,464	1,815
Net loss from discontinued operations, net of tax	—	(2)	(517)	(63)

NET INCOME INCLUDING NONCONTROLLING INTEREST	613	1,035	947	1,752
Preferred stock dividends	—	19	—	38
Net income attributable to noncontrolling interest	108	—	206	—

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$505	$1,016	$741	$1,714

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income from continuing operations attributable to common shareholders	$505	$1,018	$1,258	$1,777
Net loss from discontinued operations	—	(2)	(517)	(63)

Net income attributable to common shareholders	$505	$1,016	$741	$1,714

NET INCOME PER COMMON SHARE:
Basic net income from continuing operations per share	$1.31	$2.60	$3.23	$4.53
Basic net loss from discontinued operations per share	—	(0.01)	(1.33)	(0.16)

Basic net income per share	$1.31	$2.59	$1.90	$4.37

DILUTED NET INCOME PER COMMON SHARE:
Diluted net income from continuing operations per share	$1.31	$2.54	$3.21	$4.45
Diluted net loss from discontinued operations per share	—	—	(1.32)	(0.15)

Diluted net income per share	$1.31	$2.54	$1.89	$4.30

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	385	392	390	392
Diluted	387	408	392	408

DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.20	$0.50	$0.40

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)

NET INCOME INCLUDING NONCONTROLLING INTEREST	$613	$1,035	$947	$1,752

OTHER COMPREHENSIVE INCOME (LOSS):
Commodity cash flow hedge activity, net of tax:
Reclassification of loss on settled derivative instruments	—	8	—	14
Change in fair value of derivative instruments	—	7	(1)	(1)

	—	15	(1)	13

COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTEREST	613	1,050	946	1,765
Preferred stock dividends	—	19	—	38
Comprehensive income attributable to noncontrolling interest	108	—	206	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$505	$1,031	$740	$1,727

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$947	$1,752
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	517	63
Depreciation, depletion, and amortization	2,663	2,662
Asset retirement obligation accretion	89	127
Provision for deferred income taxes	203	432
Other	31	(186)
Changes in operating assets and liabilities:
Receivables	463	122
Inventories	(7)	(33)
Drilling advances	28	289
Deferred charges and other	(114)	(149)
Accounts payable	(140)	195
Accrued expenses	(158)	6
Deferred credits and noncurrent liabilities	28	(4)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	4,550	5,276
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	82	104

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,632	5,380
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(4,871)	(5,050)
Additions to gas gathering, transmission, and processing facilities	(721)	(491)
Proceeds from sale of Deepwater Gulf of Mexico assets	1,367	—
Restricted cash related to divestitures	(1,367)	—
Proceeds from Kitimat LNG transaction, net	—	405
Proceeds from sale of other oil and gas properties	381	—
Acquisitions	(5)	(148)
Other, net	(23)	14

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(5,239)	(5,270)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	748	(94)

NET CASH USED IN INVESTING ACTIVITIES	(4,491)	(5,364)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	(1)	945
Payments on fixed rate debt	—	(500)
Distributions to noncontrolling interest	(66)	—
Dividends paid	(176)	(183)
Treasury stock activity, net	(1,263)	(249)
Other	25	3

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(1,481)	16
NET CASH USED IN DISCONTINUED OPERATIONS	(42)	(8)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,523)	8
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,382)	24
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,906	160

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$524	$184

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$62	$79
Income taxes paid, net of refunds	781	802

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2014	2013
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$524	$1,906
Short-term restricted cash	778	—
Receivables, net of allowance	2,407	2,952
Inventories	794	891
Drilling advances	331	371
Prepaid assets and other	292	246

	5,126	6,366

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	84,033	83,390
Unproved properties and properties under development, not being amortized	7,789	8,363
Gathering, transmission and processing facilities	7,587	6,995
Other	1,103	1,071

	100,512	99,819
Less: Accumulated depreciation, depletion and amortization	(48,042)	(47,398)

	52,470	52,421

OTHER ASSETS:
Long-term restricted cash	589	—
Goodwill	1,369	1,369
Deferred charges and other	1,617	1,481

	$61,171	$61,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,491	$1,616
Current debt	1	53
Current asset retirement obligation	178	121
Derivative instruments	272	299
Other current liabilities	2,628	2,611

	4,570	4,700

LONG-TERM DEBT	9,674	9,672

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	8,566	8,364
Asset retirement obligation	3,050	3,101
Other	419	407

	12,035	11,872

COMMITMENTS AND CONTINGENCIES (Note 8)

EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 409,441,006 and 408,041,088 shares issued, respectively	256	255
Paid-in capital	12,324	12,251
Retained earnings	22,581	22,032
Treasury stock, at cost, 27,110,079 and 12,268,180 shares, respectively	(2,290)	(1,027)
Accumulated other comprehensive loss	(116)	(115)

APACHE SHAREHOLDERS’ EQUITY	32,755	33,396
Noncontrolling interest	2,137	1,997

TOTAL EQUITY	34,892	35,393

	$61,171	$61,637

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CHANGES IN EQUITY

(Unaudited)

	Series D Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	APACHE SHAREHOLDERS’ EQUITY	Non Controlling Interest	TOTAL EQUITY
	(In millions)

BALANCE AT DECEMBER 31, 2012	$1,227	$245	$9,859	$20,161	$(30)	$(131)	$31,331	$—	$31,331
Net income	—	—	—	1,752	—	—	1,752	—	1,752
Commodity hedges, net of tax	—	—	—	—	—	13	13	—	13
Dividends:
Preferred	—	—	—	(38)	—	—	(38)	—	(38)
Common ($0.40 per share)	—	—	—	(157)	—	—	(157)	—	(157)
Common stock activity, net	—	1	(18)	—	—	—	(17)	—	(17)
Treasury stock activity, net	—	—	—	—	(250)	—	(250)	—	(250)
Compensation expense	—	—	87	—	—	—	87	—	87

BALANCE AT JUNE 30, 2013	$1,227	$246	$9,928	$21,718	$(280)	$(118)	$32,721	$—	$32,721

BALANCE AT DECEMBER 31, 2013	$—	$255	$12,251	$22,032	$(1,027)	$(115)	$33,396	$1,997	$35,393
Net income	—	—	—	741	—	—	741	206	947
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(66)	(66)
Commodity hedges, net of tax	—	—	—	—	—	(1)	(1)	—	(1)
Dividends:
Common ($0.50 per share)	—	—	—	(192)	—	—	(192)	—	(192)
Common stock activity, net	—	1	(25)	—	—	—	(24)	—	(24)
Treasury stock activity, net	—	—	(1)	—	(1,263)	—	(1,264)	—	(1,264)
Compensation expense	—	—	99	—	—	—	99	—	99

BALANCE AT JUNE 30, 2014	$—	$256	$12,324	$22,581	$(2,290)	$(116)	$32,755	$2,137	$34,892

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Apache’s Current Report on Form 8-K dated July 17, 2014 for the fiscal year ended December 31, 2013, which contains a summary of the Company’s significant accounting policies and other disclosures.

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

As of June 30, 2014, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies to the consolidated financial statements contained in Apache’s Current Report on Form 8-K dated July 17, 2014 for the fiscal year ended December 31, 2013.

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

Restricted Cash

The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. As of June 30, 2014, the Company had approximately $1.4 billion of proceeds from the sale of our deepwater Gulf of Mexico properties held by a qualified intermediary and available for use in a like-kind exchange under Section 1031 of the U.S. Internal Revenue Code. The Company has the option to use these funds for the acquisition of properties or receive the funds in cash after a short-term contractual period. As of the date of this filing, the Company expects to close on the acquisition of like-kind properties for $589 million, and as such, the balance is classified as long-term restricted cash on Apache’s consolidated balance sheet as of June 30, 2014. The remaining proceeds of approximately $778 million are classified as short-term restricted cash as of June 30, 2014. Should the Company elect to use additional funds for a like-kind exchange, the balance will be reclassified to long-term restricted cash until the funds are expended. For more information regarding the sale of the deepwater Gulf of Mexico properties, please refer to Note 2—Acquisitions and Divestitures.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” (DD&A) in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. For a discussion of the calculation of estimated future net cash flows, please refer to Note 14—Supplemental Oil and Gas Disclosures to the consolidated financial statements contained in Apache’s Current Report on Form 8-K dated July 17, 2014 for the fiscal year ended December 31, 2013.

In the second quarter of 2014, the Company recorded a $203 million ($77 million net of tax) non-cash write-down of the carrying value of the Company’s North Sea proved oil and gas properties.

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

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09. The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The guidance requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company is currently evaluating the level of effort needed to implement the standard, the impact of adopting this standard on its consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

2.	ACQUISITIONS AND DIVESTITURES

2014 Activity

Gulf of Mexico Deepwater Divestiture

On June 30, 2014, Apache completed the sale of non-operated interests in the Lucius and Heidelberg development projects and 11 primary term deepwater exploration blocks in the Gulf of Mexico for $1.4 billion. The effective date of the transaction was May 1, 2014. Apache’s net book value of oil and gas properties was reduced by approximately $850 million of proved property costs and $518 million of unproved property costs as a result of the transaction.

Canada Divestiture

On April 30, 2014, Apache completed the sale of primarily dry gas producing hydrocarbon assets in the Deep Basin area of western Alberta and British Columbia, Canada, for $374 million. The assets comprise 328,400 net acres in the Ojay, Noel, and Wapiti areas. Apache retained 100 percent of its working interest in horizons below the Cretaceous in the Wapiti area, including rights to the liquids-rich Montney and other deeper horizons. The effective date of the transaction was January 1, 2014.

Argentina Divestiture

On March 12, 2014, Apache’s subsidiaries completed the sale of all of the Company’s operations in Argentina to YPF Sociedad Anónima for cash consideration of $800 million (subject to customary closing adjustments) plus the assumption of $52 million of bank debt as of June 30, 2013. The results of operations related to Argentina have been classified as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q. The carrying amounts of the major classes of assets and liabilities associated with the disposition were as follows:

December 31,
2013
(In millions)

ASSETS
Current assets	$150
Net property and equipment	1,416
Other assets	12

Total assets	$1,578

LIABILITIES
Current debt	$51
Other current liabilities	95
Asset retirement obligations	91
Other long-term liabilities	21

Total liabilities	$258

Sales and other operating revenues and loss from discontinued operations related to the Argentina disposition were as follows:

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)

Revenues and other from discontinued operations	$—	$115	$87	$246

Loss from Argentina divestiture	—	—	(539)	—
Loss from operations in Argentina	—	(2)	(1)	(63)
Income tax benefit	—	—	23	—

Loss from discontinued operations, net of tax	$—	$(2)	$(517)	$(63)

2013 Activity

Egypt Partnership

On November 14, 2013, Apache completed the sale of a one-third minority participation in its Egypt oil and gas business to a subsidiary of Sinopec International Petroleum Exploration and Production Corporation (Sinopec). Apache received cash consideration of $2.95 billion after customary closing adjustments. Apache continues to operate its Egypt upstream oil and gas business. Apache recorded $1.9 billion of the proceeds as a noncontrolling interest, which is reflected as a separate component of equity in the Company’s consolidated balance sheet. This represents one-third of Apache’s net book value of its Egypt holdings at the time of the transaction. The remaining proceeds were recorded as additional paid-in capital. Included in “Net income including noncontrolling interest” for the quarter ended June 30, 2014, is net income attributable to Sinopec’s interest totaling $108 million. For the first half of 2014, net income attributable to Sinopec’s interest totaled $206 million, of which the Company has distributed $66 million to Sinopec.

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

Canada LNG Project

In February 2013, Apache completed a transaction with Chevron Canada Limited (Chevron Canada) under which each company became a 50-percent owner of the Kitimat LNG plant, the Pacific Trail Pipelines Limited Partnership (PTP), and 644,000 gross undeveloped acres in the Horn River and Liard basins. Chevron Canada will operate the LNG plant and pipeline while Apache Canada will continue to operate the upstream assets. Apache’s net proceeds from the transaction were $396 million after post-closing adjustments, and no gain or loss was recorded.

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

Counterparty Risk

The use of derivative instruments exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2014, Apache had derivative positions with 14 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

The Company executes commodity derivative transactions under master agreements that have netting provisions that provide for offsetting payables against receivables. In general, if a party to a derivative transaction incurs a material deterioration in its credit ratings, as defined in the applicable agreement, the other party has the right to demand the posting of collateral, demand a transfer, or terminate the arrangement. The Company’s net derivative liability position at June 30, 2014, represents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position. The Company has not provided any collateral to any of its counterparties as of June 30, 2014.

Derivative Instruments

As of June 30, 2014, Apache had the following commodity derivative positions:

			Fixed-Price Swaps
				MMBtu	Weighted Average
Production Period	Commodity	Settlement Index	Mbbls	(in 000’s)	Fixed Price

2014	Crude Oil	NYMEX WTI	11,500	—	$90.83
2014	Crude Oil	Dated Brent	11,500	—	100.05
2014	Natural Gas	Various(1)	—	32,470	4.37

(1)	The natural gas price represents a weighted-average of several contracts entered into on a per-million British thermal units (MMBtu) basis. These contracts are settled against NYMEX Henry Hub and various Inside FERC indices.

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

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
June 30, 2014
Assets:
Commodity Derivative Instruments	$—	$1	$—	$1	$(1)	$—

Liabilities:
Commodity Derivative Instruments	—	273	—	273	(1)	272

December 31, 2013
Assets:
Commodity Derivative Instruments	$—	$3	$—	$3	$(2)	$1

Liabilities:
Commodity Derivative Instruments	—	301	—	301	(2)	299

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.

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

	June 30,	December 31,
	2014	2013
	(In millions)

Current Assets: Prepaid assets and other	$—	$1

Current Liabilities: Derivative instruments	$272	$299

Derivative Activity Recorded in the Statement of Consolidated Operations

The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	Gain (Loss) on Derivatives	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	Recognized in Income	2014	2013	2014	2013
		(In millions)
Loss on cash flow hedges reclassified from accumulated other comprehensive loss	Oil and Gas Production Revenues	$—	$(11)	$—	$(20)

Derivatives not designated as cash flow hedges:
Realized gain (loss)		$(125)	$5	$(221)	$(47)
Unrealized gain (loss)		(49)	242	27	194

Gain (loss) on derivatives not designated as cash flow hedges	Derivative instrument gains (losses), net	$(174)	$247	$(194)	$147

Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations is reflected in the statement of consolidated cash flows as a component of “Other” in “Adjustments to reconcile net income to net cash provided by operating activities.”

Derivative Activity in Accumulated Other Comprehensive Loss

A reconciliation of the components of accumulated other comprehensive loss in the statement of consolidated changes in equity related to Apache’s cash flow hedges is presented in the table below. The Company has no derivatives designated as cash flow hedges as of June 30, 2014.

	For the Six Months Ended June 30,
	2014		2013
	Before tax	After tax	Before tax	After tax
	(In millions)

Unrealized gain (loss) on derivatives at beginning of period	$1	$1	$(10)	$(6)
Realized amounts reclassified into earnings	—	—	20	14
Net change in derivative fair value	(1)	(1)	—	(1)

Unrealized gain on derivatives at end of period	$—	$—	$10	$7

4.	OTHER CURRENT LIABILITIES

The following table provides detail of our other current liabilities:

	June 30,	December 31,
	2014	2013
	(In millions)

Accrued operating expenses	$131	$190
Accrued exploration and development	1,616	1,582
Accrued compensation and benefits	167	242
Accrued interest	161	161
Accrued income taxes	266	248
Accrued U.K. Petroleum Revenue Tax	64	9
Other	223	179

Total Other current liabilities	$2,628	$2,611

5.	ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the six-month period ended June 30, 2014:

(In millions)
Asset retirement obligation at December 31, 2013	$3,222
Liabilities incurred	63
Liabilities divested	(91)
Liabilities settled	(55)
Accretion expense	89

Asset retirement obligation at June 30, 2014	3,228

Less current portion	(178)

Asset retirement obligation, long-term	$3,050

6.	DEBT AND FINANCING COSTS

The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Uncommitted credit lines	$1	$1	$53	$53
Notes and debentures	9,674	10,828	9,672	10,247

Total Debt	$9,675	$10,829	$9,725	$10,300

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

As of June 30, 2014, the Company had unsecured committed revolving credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2018 pursuant to a one-year extension approved in May 2014 under the terms of the $2.3 billion facilities. The facilities consist of a $1.7 billion facility and $1.0 billion facility for the U.S., a $300 million facility for Australia, and a $300 million facility for Canada. As of June 30, 2014, available borrowing capacity under the Company’s credit facilities was $3.3 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under our committed credit facilities. At June 30, 2014 and December 31, 2013, the Company had no outstanding commercial paper.

As of June 30, 2014, the Company had approximately $1 million of current debt outstanding borrowed on uncommitted credit facilities and overdraft lines, compared with $53 million as of December 31, 2013.

Financing Costs, Net

The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)

Interest expense	$124	$141	$248	$287
Amortization of deferred loan costs	1	2	3	4
Capitalized interest	(90)	(88)	(185)	(178)
Interest income	—	(3)	(4)	(6)

Financing costs, net	$35	$52	$62	$107

7.	INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, the Company recorded the income tax impact of a $203 million non-cash write-down of its North Sea proved oil and gas properties as a discrete item in the second quarter of 2014.

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

Legal Matters

Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of June 30, 2014, the Company has an accrued liability of approximately $21 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

For additional information on each of the Legal Matters described below, please see Note 8—Commitments and Contingencies to the consolidated financial statements contained in Apache’s Current Report on Form 8-K dated July 17, 2014 for the fiscal year ended December 31, 2013.

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

On March 12, 2014, the Company and its subsidiaries completed the sale of all of the Company’s subsidiaries’ operations and properties in Argentina to YPF Sociedad Anonima (YPF). As part of that sale, YPF assumed responsibility for all of the past, present, and future litigation in Argentina involving Company subsidiaries, including the ASSUPA and Enargas matters, except that Company subsidiaries have agreed to indemnify YPF for certain environmental, tax, and royalty obligations capped at an aggregate of $100 million. The indemnity is subject to specific agreed conditions precedent, thresholds, contingencies, limitations, claim deadlines, loss sharing, and other terms and conditions. On April 11, 2014, YPF provided its first notice of claims pursuant to the indemnity. Company subsidiaries have not paid any amounts under the indemnity, but will continue to review and consider claims presented by YPF. Further, Company subsidiaries retain the right to enforce certain Argentina-related indemnification obligations against Pioneer Natural Resources Company (Pioneer) up to $67.5 million pursuant to the terms and conditions of stock purchase agreements entered in 2006 between Company subsidiaries and Pioneer subsidiaries. No other material change in the status of these matters has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

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

With respect to Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East v. Tennessee Gas Pipeline Company et al., Civil Action no. 13-5410, in the United States District Court for the Eastern District of Louisiana, the federal court has retained jurisdiction over the matter after denying plaintiff’s motion to remand on June 27, 2014. Further, the Louisiana state government has passed a new law (SB 469) clarifying that only entities authorized under the Coastal Zone Management Act may bring litigation to assert claims arising out of the permitted activities. Plaintiff is not one of those authorized entities. The Company and other defendants will seek dismissal of the case, including pursuant to SB 469.

No other material change in the status of these matters has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

Australia Gas Pipeline Force Majeure

In 2008, Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas in Australia to customers under various long-term contracts.

In the case captioned Alcoa of Australia Limited v. Apache Energy Limited, Apache Northwest Pty Ltd, Tap (Harriet) Pty Ltd, and Kufpec Australia Pty Ltd, Civ. 1481 of 2011, in the Supreme Court of Western Australia, on June 20, 2012, the Supreme Court struck out Alcoa’s claim that the liquidated damages provisions under two long-term contracts are unenforceable as a penalty and also struck out Alcoa’s claim for damages for breach of statutory duty. On September 17, 2013, the Western Australia Court of Appeal dismissed the Company subsidiaries’ appeal concerning Alcoa’s remaining tort claim for economic loss. On October 15, 2013, the Company subsidiaries applied to the High Court of Australia for special leave to appeal. On April 11, 2014, the High Court refused special leave to appeal. All of the Company subsidiaries’ defenses remain intact for further proceedings at the trial court level, including the defenses that were the subject of the special leave application. Further, in January 2014, an Alcoa affiliate pleaded guilty in United States of America v. Alcoa World Alumina LLC, Criminal No. 14-7, in the United States District Court for the Western District of Pennsylvania, to a charge under the Foreign Corrupt Practices Act (FCPA) anti-bribery provisions, 15 U.S.C. Section 78dd-2 and 18 U.S.C. Section 2. This matter overlaps with Alcoa’s claims against Company subsidiaries in that both cases concern alumina produced from Alcoa’s alumina refineries in Western Australia during the period of the gas supply disruption in 2008-2009. In the circumstances of the admitted, agreed, and stipulated facts set forth in the Alcoa affiliate’s Plea Agreement, which is a public document, Company subsidiaries will defend against Alcoa’s claims on the basis that Alcoa is barred by law from recovering economic losses.

In the week prior to expiration of the applicable six-year limitations period on June 3, 2014, the following civil lawsuits were filed in connection with the Varanus Island pipeline explosion (the Incident):

•	As previously reported, a lawsuit filed by Burrup Fertilisers Pty Ltd (Burrup Fertilisers) in Texas in December 2009 was dismissed in March 2013 on the ground of forum non conveniens. On May 29, 2014, Burrup Fertilisers (now known as Yara Pilbara Fertilisers Pty Ltd, YPFPL) re-filed the lawsuit in Western Australia, captioned Yara Pilbara Fertilisers Pty Ltd vs. Apache Energy Limited et al., Civ. 1742 of 2014, in the Supreme Court of Western Australia. In the lawsuit, which is being pressed by YPFPL’s insurers, YPFPL alleges that a joint venture whose members include an Apache subsidiary supplied YPFPL with natural gas and that, as a consequence of a disruption in gas supply following the Incident, plaintiff incurred damages in the amount of nearly $166 million USD for economic losses and, alternatively, contractual liquidated damages and “abnormal costs” in the amount of approximately $13 million USD. In addition to all of their other defenses, the Company and its subsidiaries will defend against YPFPL’s claims on the basis that during the gas supply disruption there was no enforceable gas supply contract between YPFPL and Company subsidiaries.

•	In Wesfarmers LPG Pty Ltd et al. vs. Apache Energy Limited et al., Civ. 1740 of 2014, in the Supreme Court of Western Australia, plaintiffs allege that Alinta Sales Pty Ltd (Alinta) supplied them (and associated entities) with natural gas and that, as a consequence of a disruption in gas supply following the Incident, plaintiffs incurred an unspecified amount of damages for alleged lost profits, alternative gas, and associated expenses. Plaintiffs’ Indorsement of Claim (a short form of pleading) has been filed with the court but not yet served on the Apache defendants.

•	In Iluka Resources Limited vs. Apache Energy Limited et al., Civ. 1748 of 2014, in the Supreme Court of Western Australia, plaintiff alleges that Alinta supplied it with natural gas and power and that, as a consequence of a disruption in gas supply following the Incident, plaintiff incurred damages of approximately $23 million (no currency is specified) for alleged lost profits, alternative energy, and associated expenses. Plaintiff’s Indorsement of Claim has been filed with the court but not yet served on the Apache defendants.

•	In Harvey Industries Group Pty Ltd vs. Apache Energy Limited et al., Civ. 1749 of 2014, in the Supreme Court of Western Australia, plaintiff alleges that Alinta supplied it with natural gas and power and that, as a consequence of a disruption in gas supply following the Incident, plaintiff incurred an unspecified amount of damages for alleged lost profits, the cost of alternative gas and power, and associated expenses. Plaintiff’s Indorsement of Claim has been filed with the court but not yet served on the Apache defendants.

•	In EDL LNG (WA) Pty Ltd et al. vs. Apache Energy Limited et al., Civ. 1751 of 2014, in the Supreme Court of Western Australia, plaintiffs allege that an Apache subsidiary and Santos (BOL) Pty Ltd supplied one such plaintiff with natural gas and that, as a consequence of a disruption in gas supply following the Incident, plaintiffs incurred damages of approximately $17.5 million (no currency is specified) for alleged alternative gas and diesel, and, alternatively, plaintiffs seek an unspecified amount of liquidated damages from their gas sellers.

•	In Newmont Mining Services Pty Ltd et al. vs. Apache Energy Limited et al., Civ. 1727 of 2014, in the Supreme Court of Western Australia, plaintiffs allege that Santos (BOL) Pty Ltd supplied one such plaintiff with natural gas and that, as a consequence of a disruption in gas supply following the Incident, plaintiffs incurred an unspecified amount of damages for alleged alternative energy and associated expenses, except that as an alternative measure of damage plaintiffs seek to recover $6.4 million (no currency is specified) in liquidated damages from Santos (BOL) Pty Ltd. Plaintiffs’ Indorsement of Claim has been filed with the court but not yet served on the Apache defendants.

With respect to the claims in which the plaintiffs have not specified an amount of alleged damages, the exposure related to such claims is not currently determinable but, in each case, the alleged damages are not expected to be material. Insurance statistics maintained by the Insurance Council of Australia show that the total insured loss resulting from the gas supply disruption was $230 million AUD.

The applicable six-year limitations period has expired. In six years none of the above-referenced plaintiffs presented a claim to Apache or its subsidiaries prior to filing suit and instead allowed the same plaintiff law firm to file suit in Western Australia at the latest possible moment. The Apache defendants do not believe that any of the claims have merit and will vigorously pursue their defenses against such claims. The plaintiffs seek relief primarily in tort, in circumvention of their own positive arrangements regarding risk allocation. In respect of the pending claims filed prior to expiration of the limitations period, contractual liquidated damages under the long-term contracts with such provisions, and under which an Apache subsidiary is a gas supplier, would not be expected to exceed $20 million AUD exclusive of interest. This is a reduction from previous estimates.

No other material change in the status of these matters has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

Breton Lawsuit

On October 29, 2012, plaintiffs filed an amended complaint in Breton Energy, L.L.C. et al. v. Mariner Energy Resources, Inc., et al., Case 4:11-cv-03561, in the United States District Court for the Southern District of Texas, Houston Division, seeking compensation from defendants for allegedly depriving plaintiffs of rights to hydrocarbons in a reservoir described by plaintiffs as a common reservoir in West Cameron Blocks 171 and 172 offshore Louisiana in the Gulf of Mexico. On May 28, 2013, the United States District Court for the Southern District of Texas dismissed the plaintiffs’ claims and entered judgment in favor of the defendants. On June 3, 2013, the plaintiffs filed a notice of appeal in the United States Court of Appeals for the Fifth Circuit. The appeal is pending. No material change in the status of this matter has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

Escheat Audits

The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property), has notified numerous companies, including Apache Corporation, that the State intends to examine its books and records and those of its subsidiaries and related entities to determine compliance with the Delaware Escheat Laws. The review is ongoing, and no material change in the status of this matter has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

Burrup-Related Gas Supply Lawsuits

On October 11, 2013, a lawsuit captioned Pankaj Oswal v. Apache Corporation, No. WAD 389/2013, in the Federal Court of Australia, District of Western Australia, General Division, was filed in which plaintiff asserts claims against the Company under the Australian Trade Practices Act. The Company does not believe the lawsuit has merit and will vigorously defend against it. No other material change in the status of this matter has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

In the case captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653, in the Supreme Court of Victoria, plaintiff filed an application seeking to amend her statement of claim in order to add parties as defendants to the proceedings, including the Company and certain of its subsidiaries. Similarly, in a companion case captioned Pankaj Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2012 01995, in the Supreme Court of Victoria, plaintiff also filed an application seeking to amend his statement of claim in order to add parties as defendants to the proceedings, including the Company and certain of its subsidiaries. This is the second attempt by the plaintiffs to amend their pleadings, with their first attempt having been unsuccessful. While reserving all rights, including all defenses to the plaintiffs’ proposed amended pleadings, the Company and its subsidiaries did not object to the plaintiffs’ revised applications to amend their pleadings, which is a procedural matter. The court granted plaintiffs’ applications and entered a scheduling order with respect to the filing of all amended pleadings. On July 23, 2014, the Apache defendants filed their responsive pleadings, which include substantial counterclaims against the Oswals by a Company subsidiary. No other material change in the status of these matters has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

Concerning the action filed by Tap (Harriet) Pty Ltd (Tap) against Burrup Fertilisers Pty Ltd et al., Civ. 2329 of 2009, in the Supreme Court of Western Australia, no material change in the status of this matter has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

Environmental Matters

As of June 30, 2014, the Company had an undiscounted reserve for environmental remediation of approximately $89 million. The Company is not aware of any environmental claims existing as of June 30, 2014, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

9.	CAPITAL STOCK

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share for the quarters and six-month periods ended June 30, 2014 and 2013 is presented in the table below.

	For the Quarter Ended June 30,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income from continuing operations	$505	385	$1.31	$1,018	392	$2.60
Loss from discontinued operations	—	385	—	(2)	392	(0.01)

Income attributable to common stock	$505	385	$1.31	$1,016	392	$2.59

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	$—	—		$19	14
Stock options and other	—	2		—	2

Diluted:
Income from continuing operations	$505	387	$1.31	$1,037	408	$2.54
Loss from discontinued operations	—	387	—	(2)	408	—

Income attributable to common stock	$505	387	$1.31	$1,035	408	$2.54

	For the Six Months Ended June 30,
	2014			2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income from continuing operations	$1,258	390	$3.23	$1,777	392	$4.53
Loss from discontinued operations	(517)	390	(1.33)	(63)	392	(0.16)

Income attributable to common stock	$741	390	$1.90	$1,714	392	$4.37

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	—	—		38	14
Stock options and other	—	2		—	2

Diluted:
Income from continuing operations	$1,258	392	$3.21	$1,815	408	$4.45
Loss from discontinued operations	(517)	392	(1.32)	(63)	408	(0.15)

Income attributable to common stock	$741	392	$1.89	$1,752	408	$4.30

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 3.2 million and 6.7 million for the quarters ending June 30, 2014 and 2013, and 5 million and 7.4 million for the six months ended June 30, 2014 and 2013, respectively.

Common and Preferred Stock Dividends

For the quarters ended June 30, 2014 and 2013, Apache paid $97 million and $78 million, respectively, in dividends on its common stock. For the six months ended June 30, 2014 and 2013, Apache paid $176 million and $145 million, respectively.

During the first quarter of 2014, Apache’s Board of Directors approved a 25 percent increase for the regular quarterly cash dividend on the Company’s common stock to $0.25 per share. This increase applied to the dividend on common stock payable on May 22, 2014, to stockholders of record on April 22, 2014, and will apply to all subsequent dividends paid.

In the first six months of 2013, the Company also paid $38 million in dividends on its Series D Preferred Stock, which was converted to common stock in August 2013.

Stock Repurchase Program

Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and has since repurchased a total of 26.1 million shares at an average price of $86.75. For the six-months period ended June 30, 2014, the Company repurchased a total of 14.9 million shares at an average price of $85.14. The Company is not obligated to acquire any specific number of shares.

10.	BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At June 30, 2014, the Company had production in five countries: the United States, Canada, Egypt, Australia, and the United Kingdom (U.K.) North Sea. Apache also pursues exploration interests in other countries that may, over time, result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt(2)	Australia	North Sea	Other International	Total
	(In millions)
For the Quarter Ended
June 30, 2014
Oil and Gas Production Revenues	$1,529	$293	$989	$237	$660	$—	$3,708

Operating Income (Loss) (1)	$679	$47	$585	$74	$(39)	$—	$1,346

Other Income (Expense):
Derivative instrument gains (losses), net							(174)
Other							(50)
General and administrative							(94)
Acquisition, divestiture, and separation costs							(14)
Financing costs, net							(35)

Income Before Income Taxes							$979

For the Six Months Ended
June 30, 2014
Oil and Gas Production Revenues	$3,034	$611	$1,939	$493	$1,278	$—	$7,355

Operating Income (Loss) (1)	$1,342	$119	$1,121	$169	$144	$—	$2,895

Other Income (Expense):
Derivative instrument gains (losses), net							(194)
Other							(2)
General and administrative							(199)
Acquisition, divestiture, and separation costs							(30)
Financing costs, net							(62)

Income Before Income Taxes							$2,408

Total Assets	$31,547	$6,842	$7,264	$8,763	$6,713	$42	$61,171

For the Quarter Ended
June 30, 2013
Oil and Gas Production Revenues(3)	$1,836	$329	$893	$291	$652	$—	$4,001

Operating Income (Loss)(1)(3)	$712	$14	$512	$119	$202	$—	$1,559

Other Income (Expense):
Derivative instrument gains (losses), net							247
Other							20
General and administrative							(126)
Financing costs, net							(52)

Income Before Income Taxes(3)							$1,648

For the Six Months Ended
June 30, 2013
Oil and Gas Production Revenues(3)	$3,513	$627	$1,902	$588	$1,392	$—	$8,022

Operating Income (Loss) (1)(3)	$1,298	$11	$1,170	$254	$448	$—	$3,181

Other Income (Expense):
Derivative instrument gains (losses), net							147
Other							45
General and administrative							(238)
Financing costs, net							(107)

Income Before Income Taxes(3)							$3,028

Total Assets(3)	$33,376	$6,927	$6,951	$7,124	$7,114	$130	$61,622

(1)	Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. North Sea’s operating income (loss) for the second quarter and first six months of 2014 includes a $203 million non-cash write-down of the carrying value of oil and gas properties.
(2)	Includes a noncontrolling interest in Egypt for the quarter and six months ended June 30, 2014.
(3)	Amounts for 2013 have been recast to exclude discontinued operations.

11.	SUPPLEMENTAL GUARANTOR INFORMATION

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

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 30, 2014

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$895	$—	$2,813	$—	$3,708
Equity in net income (loss) of affiliates	491	24	11	(526)	—
Derivative instrument losses, net	(125)	—	(49)	—	(174)
Other	(69)	13	2	4	(50)

	1,192	37	2,777	(522)	3,484

OPERATING EXPENSES:
Depreciation, depletion and amortization	356	—	1,101	—	1,457
Asset retirement obligation accretion	8	—	37	—	45
Lease operating expenses	121	—	492	—	613
Gathering and transportation	14	—	52	—	66
Taxes other than income	47	—	134	—	181
General and administrative	96	—	(6)	4	94
Acquisition, divestiture, and separation costs	14	—	—	—	14
Financing costs, net	41	10	(16)	—	35

	697	10	1,794	4	2,505

NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	495	27	983	(526)	979
Provision (benefit) for income taxes	(10)	(8)	384	—	366

NET INCOME FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	505	35	599	(526)	613
Net loss from discontinued operations, net of tax	—	—	—	—	—

NET INCOME INCLUDING NONCONTROLLING INTEREST	505	35	599	(526)	613
Net income attributable to noncontrolling interest	—	—	108	—	108

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$505	$35	$491	$(526)	$505

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK (1)	$505	$35	$491	$(526)	$505

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 30, 2013

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,255	$—	$2,746	$—	$4,001
Equity in net income (loss) of affiliates	718	(6)	2	(714)	—
Derivative instrument gains (losses), net	247	—	—	—	247
Other	3	15	3	(1)	20

	2,223	9	2,751	(715)	4,268

OPERATING EXPENSES:
Depreciation, depletion and amortization	470	—	880	—	1,350
Asset retirement obligation accretion	20	—	44	—	64
Lease operating expenses	267	—	514	—	781
Gathering and transportation	17	—	60	—	77
Taxes other than income	57	—	113	—	170
General and administrative	102	—	25	(1)	126
Financing costs, net	34	14	4	—	52

	967	14	1,640	(1)	2,620

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,256	(5)	1,111	(714)	1,648
Provision (benefit) for income taxes	221	(1)	391	—	611

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	1,035	(4)	720	(714)	1,037
Net loss from discontinued operations, net of tax	—	—	(2)	—	(2)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	1,035	(4)	718	(714)	1,035
Preferred stock dividends	19	—	—	—	19

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,016	$(4)	$718	$(714)	$1,016

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$1,031	$(4)	$718	$(714)	$1,031

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2014

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,787	$—	$5,568	$—	$7,355
Equity in net income (loss) of affiliates	743	53	5	(801)	—
Derivative instrument gains (losses), net	(145)	—	(49)	—	(194)
Other	(72)	27	40	3	(2)

	2,313	80	5,564	(798)	7,159

OPERATING EXPENSES:
Depreciation, depletion and amortization	684	—	1,979	—	2,663
Asset retirement obligation accretion	15	—	74	—	89
Lease operating expenses	249	—	961	—	1,210
Gathering and transportation	28	—	108	—	136
Taxes other than income	126	—	236	—	362
General and administrative	189	—	7	3	199
Acquisition, divestiture, and separation costs	30	—	—	—	30
Financing costs, net	73	20	(31)	—	62

	1,394	20	3,334	3	4,751

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	919	60	2,230	(801)	2,408
Provision for income taxes	52	2	890	—	944

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	867	58	1,340	(801)	1,464
Net loss from discontinued operations, net of tax	(127)	—	(390)	—	(517)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	740	58	950	(801)	947
Net income attributable to noncontrolling interest	—	—	206	—	206

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$740	$58	$744	$(801)	$741

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK(1)	$739	$58	$744	$(801)	$740

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2013

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$2,401	$—	$5,621	$—	$8,022
Equity in net income (loss) of affiliates	1,328	(17)	5	(1,316)	—
Derivative instrument gains (losses), net	147	—	—	—	147
Other	1	30	17	(3)	45

	3,877	13	5,643	(1,319)	8,214

OPERATING EXPENSES:
Depreciation, depletion and amortization	871	—	1,791	—	2,662
Asset retirement obligation accretion	40	—	87	—	127
Lease operating expenses	548	—	955	—	1,503
Gathering and transportation	31	—	119	—	150
Taxes other than income	101	—	298	—	399
General and administrative	202	—	39	(3)	238
Financing costs, net	68	28	11	—	107

	1,861	28	3,300	(3)	5,186

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,016	(15)	2,343	(1,316)	3,028
Provision (benefit) for income taxes	264	(3)	952	—	1,213

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	1,752	(12)	1,391	(1,316)	1,815
Net loss from discontinued operations, net of tax	—	—	(63)	—	(63)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	1,752	(12)	1,328	(1,316)	1,752
Preferred stock dividends	38	—	—	—	38

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,714	$(12)	$1,328	$(1,316)	$1,714

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$1,727	$(12)	$1,328	$(1,316)	$1,727

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2014

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$70	$(33)	$4,513	$—	$4,550
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	82	—	82

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	70	(33)	4,595	—	4,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,703)	—	(3,168)	—	(4,871)
Additions to gas gathering, transmission and processing facilities	(2)	—	(719)	—	(721)
Proceeds from sale of Deepwater Gulf of Mexico assets	1,367	—	—	—	1,367
Restricted cash related to divestitures	(1,367)	—	—	—	(1,367)
Proceeds from sale of other oil and gas properties	69	—	312	—	381
Acquisitions	(5)	—	—	—	(5)
Investment in subsidiaries, net	2,899	—	—	(2,899)	—
Other	(35)	—	12	—	(23)

NET CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES	1,223	—	(3,563)	(2,899)	(5,239)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	748	—	748

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,223	—	(2,815)	(2,899)	(4,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	—	—	(1)	—	(1)
Intercompany borrowings	—	11	(2,909)	2,898	—
Distributions to noncontrolling interest	—	—	(66)	—	(66)
Dividends paid	(176)	—	—	—	(176)
Treasury stock activity, net	(1,263)	—	—	—	(1,263)
Other	—	19	5	1	25

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(1,439)	30	(2,971)	2,899	(1,481)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(42)	—	(42)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,439)	30	(3,013)	2,899	(1,523)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(146)	(3)	(1,233)	—	(1,382)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155	3	1,748	—	1,906

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$—	$515	$—	$524

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2013

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$688	$(76)	$4,664	$—	$5,276
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	104	—	104

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	688	(76)	4,768	—	5,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,854)	—	(3,196)	—	(5,050)
Additions to gas gathering, transmission and processing facilities	(54)	—	(437)	—	(491)
Proceeds from Kitimat LNG transaction, net	—	—	405	—	405
Acquisitions	—	—	(148)	—	(148)
Investment in subsidiaries, net	1,258	—	—	(1,258)	—
Other	(58)	—	72	—	14

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(708)	—	(3,304)	(1,258)	(5,270)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(94)	—	(94)

NET CASH USED IN INVESTING ACTIVITIES	(708)	—	(3,398)	(1,258)	(5,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	945	—	—	—	945
Intercompany borrowings	—	1	(1,253)	1,252	—
Payments on fixed rate debt	(500)	—	—	—	(500)
Dividends paid	(183)	—	—	—	(183)
Treasury stock activity, net	(249)	—	—	—	(249)
Other	7	75	(85)	6	3

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	20	76	(1,338)	1,258	16
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(8)	—	(8)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	20	76	(1,346)	1,258	8

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	24	—	24

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	160	—	160

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$184	$—	$184

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2014

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9	$—	$515	$—	$524
Short-term restricted cash	—	—	778	—	778
Receivables, net of allowance	873	—	1,534	—	2,407
Inventories	24	—	770	—	794
Drilling advances	29	2	300	—	331
Prepaid assets and other	90	—	202	—	292
Intercompany receivable	6,065	—	—	(6,065)	—

	7,090	2	4,099	(6,065)	5,126

PROPERTY AND EQUIPMENT, NET	17,436	—	35,034	—	52,470

OTHER ASSETS:
Intercompany receivable	—	—	1,327	(1,327)	—
Equity in affiliates	25,486	1,203	445	(27,134)	—
Long-term restricted cash	—	—	589	—	589
Goodwill, net	173	—	1,196	—	1,369
Deferred charges and other	191	1,005	1,421	(1,000)	1,617

	$50,376	$2,210	$44,111	$(35,526)	$61,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$831	$13	$647	$—	$1,491
Current debt	—	—	1	—	1
Asset retirement obligation	115	—	63	—	178
Derivative instruments	272	—	—	—	272
Other current liabilities	1,128	1	1,499	—	2,628
Intercompany payable	—	—	6,065	(6,065)	—

	2,346	14	8,275	(6,065)	4,570

LONG-TERM DEBT	9,375	298	1	—	9,674

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	1,327	—	—	(1,327)	—
Income taxes	3,641	—	4,925	—	8,566
Asset retirement obligation	455	—	2,595	—	3,050
Other	477	250	692	(1,000)	419

	5,900	250	8,212	(2,327)	12,035

COMMITMENTS AND CONTINGENCIES APACHE SHAREHOLDERS’ EQUITY	32,755	1,648	25,486	(27,134)	32,755
Noncontrolling interest	—	—	2,137	—	2,137

TOTAL EQUITY	32,755	1,648	27,623	(27,134)	34,892

	$50,376	$2,210	$44,111	$(35,526)	$61,171

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

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

This discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Current Report on Form 8-K dated July 17, 2014 for our 2013 fiscal year.

Strategic Overview

Over the last five years, Apache has greatly enlarged and enhanced its North American onshore resource base, which we believe is capable of driving our growth and performance over the next several years. During the last 18 months, we have further increased the focus on our North American Onshore business by divesting $10 billion of properties. In North America, we completed the sale of our Gulf of Mexico Shelf region assets, certain non-producing assets in the deepwater Gulf of Mexico, and non-strategic, primarily dry-gas, assets in Canada. Internationally, we sold a one-third noncontrolling interest in our Egypt operations and all of our assets in Argentina. In addition, we intend to completely exit the Wheatstone and Kitimat LNG projects, and, in light of our expanding opportunity set in North American Onshore, we are evaluating our international assets and exploring multiple opportunities, including the potential separation of some or all of them through the capital markets.

In addition, we have launched a share repurchase program. Since June 2013, we have repurchased a total of 26 million of the 40 million shares authorized by our Board of Directors. Under the program, we are not obligated to acquire any specific number of shares.

Financial Highlights

•	Apache reported earnings for the quarter of $505 million, or $1.31 per diluted common share, compared with $1.0 billion, or $2.54 per diluted share, for the prior-year period.

•	First-half 2014 earnings totaled $741 million, or $1.89 per diluted common share, compared with $1.7 billion, or $4.30 per diluted share, in the comparable prior-year period. Earnings for first half of 2014 reflect an after-tax loss of $517 million on discontinued operations in Argentina.

•	Net cash provided by operating activities (operating cash flows or cash flows) totaled $4.6 billion for the first half of 2014, driven by the strength of our North American drilling program.

Second Quarter Operational Developments

Average daily production in the second quarter of 2014 totaled 636 thousand barrels of oil equivalent (Mboe), a decrease of 111 Mboe from the comparative 2013 quarter. The prior-year quarter includes volumes from properties in the Gulf of Mexico Shelf and Canada that have since been divested.

North America

•	North American onshore liquids averaged 202,861 barrels per day, up 16 percent over the prior-year quarter.

•	North American onshore liquids production represented nearly 54 percent of our worldwide liquids production and 32 percent of our overall production.

•	Permian region surpassed a significant milestone as production averaged over 150,000 barrels of oil equivalent per day (boe/d) in the second quarter of 2014, a nearly 200 percent increase since we launched the region just over four years ago.

•	Permian region averaged 37 rigs during the quarter, resulting in a production increase of 26 percent relative to the prior-year period.

•	Gulf Coast region increased its acreage position to 200,000 net acres in the East Texas Eagle Ford play and drilled 26 horizontal wells. Based on strong well results to date, we plan on having 10 rigs running in the play by year-end.

•	In the Canyon Lime play within our Central region, we have had strong early results. Our most recent well, the Bivins 94-1H, had a 30-day initial production (IP) rate of 1,718 boe/d. We hold approximately 100,000 net acres in this emerging area and are planning to drill a total of six wells this year as we further delineate the play.

•	Central region’s Anadarko basin, however, experienced several challenges over the last two quarters, and total wells drilled are 26 percent behind plan. We are scaling back activity and reducing capital and rigs as we retool the region to ensure proper investment decisions.

•	Canada region had positive drilling results in the first quarter, as we ramped up activity in the Montney and Duvernay plays. We increased our acreage position to 146,000 net acres in the Montney and 177,000 net acres in the Duvernay, and we plan to spud 10 wells and 2 wells in the Duvernay and Montney plays, respectively, by year-end.

•	We completed the sale of our Lucius and Heidelberg deepwater development projects and 11 primary term deepwater exploration blocks in the Gulf of Mexico for $1.4 billion.

•	We completed the sale of non-strategic producing oil and gas assets in Canada for $374 million.

International

•	North Sea region drilled eight new wells, including a new well in the Beryl field that achieved a 30-day IP rate of 4,500 boe/d and a new Forties area well that achieved a 30-day IP rate of 5,100 boe/d.

•	Egypt region made two notable discoveries: the Herunefer-1X discovery located in the Matruh Basin had tests in the Lower Safa and Upper Safa intervals that flowed at a combined rate of 49 million cubic feet of natural gas per day (MMcf/d) and 7,700 barrels of condensate per day, and the BAT-1X in the northern Shushan Basin, which tested at rates of 31 MMcf/d and 390 barrels of condensate per day.

•	Our Balnaves project in Western Australia is expected to come online in the third quarter.

•	Australia region’s Coniston development project, originally scheduled for first oil in the third quarter of 2014, is delayed until early 2015 as a result of additional repairs identified during upgrades and capacity expansion on the floating, production, storage, and offloading vessel required to bring our new wells online.

Results of Operations

Oil and Gas Revenues

Oil and gas production revenues for the second quarter of 2014 totaled $3.7 billion, a $293 million decrease from the comparative 2013 quarter. The table below presents revenues by region and each region’s percent contribution to revenues for 2014 and 2013.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
	Value	Contribution	Value	Contribution	Value	Contribution	Value	Contribution
	($ in millions)
Total Oil Revenues:
United States	$1,145	39%	$1,390	44%	$2,237	39%	$2,659	42%
Canada	154	5%	148	5%	294	5%	275	4%

North America	1,299	44%	1,538	49%	2,531	44%	2,934	46%

Egypt (1)	885	30%	796	26%	1,731	30%	1,708	27%
Australia	153	5%	199	6%	323	6%	402	7%
North Sea	613	21%	597	19%	1,180	20%	1,278	20%

International (1)	1,651	56%	1,592	51%	3,234	56%	3,388	54%

Total(1)(2)	$2,950	100%	$3,130	100%	$5,765	100%	$6,322	100%

Total Gas Revenues:
United States	$245	41%	$319	44%	$511	41%	$607	43%
Canada	122	21%	166	23%	270	22%	318	23%

North America	367	62%	485	67%	781	63%	925	66%

Egypt (1)	99	17%	97	13%	202	16%	194	14%
Australia	84	14%	92	13%	170	14%	186	13%
North Sea	39	7%	47	7%	82	7%	97	7%

International (1)	222	38%	236	33%	454	37%	477	34%

Total(1)(3)	$589	100%	$721	100%	$1,235	100%	$1,402	100%

Natural Gas Liquids (NGL) Revenues:
United States	$139	82%	$127	85%	$286	81%	$247	83%
Canada	17	10%	15	10%	47	13%	34	11%

North America	156	92%	142	95%	333	94%	281	94%

Egypt (1)	5	3%	—	0%	6	2%	—	0%
North Sea	8	5%	8	5%	16	4%	17	6%

International (1)	13	8%	8	5%	22	6%	17	6%

Total (1)	$169	100%	$150	100%	$355	100%	$298	100%

Total Oil and Gas Revenues:
United States	$1,529	41%	$1,836	46%	$3,034	41%	$3,513	44%
Canada	293	8%	329	8%	611	9%	627	8%

North America	1,822	49%	2,165	54%	3,645	50%	4,140	52%

Egypt (1)	989	27%	893	23%	1,939	26%	1,902	24%
Australia	237	6%	291	7%	493	7%	588	7%
North Sea	660	18%	652	16%	1,278	17%	1,392	17%

International (1)	1,886	51%	1,836	46%	3,710	50%	3,882	48%

Total (1)	$3,708	100%	$4,001	100%	$7,355	100%	$8,022	100%

Discontinued Operations - Argentina
Oil Revenues	$—		$67		$45		$130
Gas Revenues	—		47		39		101
NGL Revenues	—		4		3		12

Total	$—		$118		$87		$243

(1)	Includes revenues attributable to a noncontrolling interest in Egypt for the quarter and six months ended June 30, 2014.
(2)	Financial derivative hedging activities decreased oil revenues $1 million and $2 million for the 2014 second quarter and six-month period, respectively, and $18 million and $37 million for the 2013 second quarter and six-month period, respectively.
(3)	Financial derivative hedging activities increased natural gas revenues $1 million and $2 million for the 2014 second quarter and six-month period, respectively, and $7 million and $17 million for the 2013 second quarter and six-month period, respectively.

Production

The table below presents the second-quarter and year-to-date 2014 and 2013 production and the relative increase or decrease from the prior period.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
			Increase			Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Oil Volume – b/d
United States	130,398	157,298	(17%)	129,181	153,303	(16%)
Canada	17,981	18,573	(3%)	17,786	17,878	(1%)

North America	148,379	175,871	(16%)	146,967	171,181	(14%)

Egypt(1)(2)	88,643	88,002	1%	88,370	89,649	(1%)
Australia	14,555	21,810	(33%)	15,683	20,911	(25%)
North Sea	61,610	63,667	(3%)	60,358	66,051	(9%)

International	164,808	173,479	(5%)	164,411	176,611	(7%)

Total	313,187	349,350	(10%)	311,378	347,792	(10%)

Natural Gas Volume – Mcf/d
United States	596,970	860,661	(31%)	594,840	857,195	(31%)
Canada	316,740	520,797	(39%)	347,057	519,991	(33%)

North America	913,710	1,381,458	(34%)	941,897	1,377,186	(32%)

Egypt(1)(2)	367,950	357,291	3%	372,628	361,428	3%
Australia	210,470	212,022	(1%)	213,116	213,202	0%
North Sea	54,848	48,411	13%	49,986	51,704	(3%)

International	633,268	617,724	3%	635,730	626,334	2%

Total	1,546,978	1,999,182	(23%)	1,577,627	2,003,520	(21%)

NGL Volume – b/d
United States	56,625	57,018	(1%)	54,851	53,180	3%
Canada	5,921	6,686	(11%)	6,840	6,675	2%

North America	62,546	63,704	0%	61,691	59,855	3%

Egypt(1)(2)	884	—	NM	560	—	NM
North Sea	1,367	1,201	14%	1,230	1,346	(9%)

International	2,251	1,201	87%	1,790	1,346	33%

Total	64,797	64,905	0%	63,481	61,201	4%

BOE per day(3)
United States	286,518	357,759	(20%)	283,173	349,349	(19%)
Canada	76,692	112,059	(32%)	82,469	111,218	(26%)

North America	363,210	469,818	(23%)	365,642	460,567	(21%)

Egypt(2)	150,853	147,551	2%	151,035	149,887	1%
Australia	49,633	57,147	(13%)	51,203	56,444	(9%)
North Sea	72,118	72,936	(1%)	69,918	76,015	(8%)

International	272,604	277,634	(2%)	272,156	282,346	(4%)

Total	635,814	747,452	(15%)	637,798	742,913	(8%)

Discontinued Operations - Argentina
Oil (b/d)	—	9,365	NM	3,424	9,331	NM
Gas (Mcf/d)	—	184,528	NM	70,286	186,383	NM
NGL (b/d)	—	2,239	NM	640	2,529	NM
BOE/d	—	42,359	NM	15,778	42,924	NM

(1)	Gross oil, natural gas, and NGL production in Egypt for the second quarter and six-month period of 2014 and 2013 were as follows:

	For the quarter ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Oil (b/d)	197,069	193,341	197,839	196,242
Gas (Mcf/d)	907,752	901,181	914,558	907,871
NGL (b/d)	2,698	—	1,679	—

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the second quarter and six-month period of 2014 of:

	For the quarter ended June 30,	For the six months ended June 30,
	2014	2014
Oil (b/d)	29,508	29,288
Gas (Mcf/d)	122,665	123,726
NGL (b/d)	295	187

(3)	The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

NM — Not meaningful

Pricing

The table below presents second-quarter and year-to-date 2014 and 2013 pricing and the relative increase or decrease from the prior periods.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Average Oil Price - Per barrel
United States	$96.46	$97.14	(1%)	$95.66	$95.84	0%
Canada	94.66	87.38	8%	91.47	84.97	8%
North America	96.24	96.11	0%	95.15	94.70	0%
Egypt	109.74	99.36	10%	108.24	105.25	3%
Australia	115.34	100.79	14%	113.70	106.29	7%
North Sea	109.33	102.95	6%	108.00	106.85	1%
International	110.08	100.86	9%	108.67	105.97	3%
Total(1)	103.53	98.47	5%	102.29	100.43	2%
Average Natural Gas Price - Per Mcf
United States	$4.51	$4.07	11%	$4.75	$3.92	21%
Canada	4.21	3.52	20%	4.30	3.37	28%
North America	4.41	3.86	14%	4.58	3.71	23%
Egypt	2.96	3.00	(1%)	2.99	2.97	1%
Australia	4.40	4.70	(6%)	4.41	4.82	(9%)
North Sea	7.75	10.86	(29%)	9.07	10.41	(13%)
International	3.85	4.20	(8%)	3.94	4.21	(6%)
Total(2)	4.18	3.97	5%	4.33	3.87	12%
Average NGL Price - Per barrel
United States	$27.06	$24.46	11%	$28.86	$25.61	13%
Canada	31.67	24.60	29%	37.56	28.35	32%
North America	27.50	24.48	12%	29.83	25.92	15%
Egypt	57.67	—	NM	59.05	—	NM
North Sea	61.81	70.39	(12%)	69.77	70.81	(1%)
International	60.19	70.39	(14%)	66.41	70.81	(6%)
Total	28.64	25.33	13%	30.86	26.91	15%

Discontinued Operations - Argentina
Oil price ($/Bbl)	$—	$77.74	NM	$72.70	$76.56	(5%)
Gas price ($/Mcf)	—	2.79	NM	3.04	2.99	2%
NGL price ($/Bbl)	—	20.94	NM	24.57	26.12	(6%)

(1)	Reflects a per-barrel decrease of $0.03 from derivative hedging activities for both the 2014 second quarter and six-month period and a decrease of $0.54 and $0.57 from derivative hedging activities for the comparative 2013 second quarter and six-month period, respectively.
(2)	Reflects a per-Mcf increase of $0.01 from derivative hedging activities for both the 2014 second quarter and six-month period and an increase of $0.03 and $0.04 from derivative hedging activities for the comparative 2013 second quarter and six-month period, respectively.

NM — Not meaningful

Second-Quarter 2014 compared to Second-Quarter 2013

Crude Oil Revenues Crude oil revenues for the second quarter of 2014 totaled $3.0 billion, a $180 million decrease from the comparative 2013 quarter. A 5 percent decrease in average daily production decreased second-quarter 2014 revenues by $341 million compared to the prior-year quarter, while 5 percent higher realized prices increased revenues by $161 million. Crude oil prices realized in the second quarter of 2014 averaged $103.53 per barrel, compared with $98.47 in the comparative prior-year quarter. Crude oil accounted for 80 percent of oil and gas production revenues and 49 percent of worldwide production in the second quarter of 2014.

Worldwide production decreased 36 thousand barrels of oil per day (Mb/d) from the second quarter of 2013 to 313 Mb/d, primarily as a result of the divestiture of our Gulf of Mexico Shelf assets in the second half of 2013. Exclusive of production from these divested assets, oil production increased 11.5 Mb/d, primarily on drilling and recompletion activity in the U.S. Permian region, partially offset by production decreases in Australia and the North Sea. Australia’s production decreased 7 Mb/d primarily on downtime for planned maintenance on the Ningaloo Vision FPSO. Production decreased 2 Mb/d in the North Sea primarily due to natural decline.

Natural Gas Revenues Gas revenues for the second quarter of 2014 totaled $589 million, down 18 percent from the second quarter of 2013. A 23 percent decrease in average production reduced natural gas revenues by $172 million as compared to the prior-year quarter, while a 5 percent increase in average realized prices increased revenues by $40 million. Natural gas accounted for 16 percent of our oil and gas production revenues and 41 percent of our equivalent production.

Worldwide natural gas production was 452 million cubic feet per day (MMcf/d) lower than the second quarter of 2013, primarily as a result of the divestiture of our Gulf of Mexico Shelf assets and certain Western Canadian assets in the second half of 2013. Exclusive of production from these divested assets, our worldwide gas production was essentially flat.

NGL Revenues NGL revenues for the second quarter of 2014 totaled $169 million, up $19 million from the second quarter of 2013. Average NGL production remained flat compared to the prior-year quarter, while a 13 percent increase in average realized prices increased revenues by $19 million. NGLs accounted for nearly 5 percent of our oil and gas production revenues and 10 percent of our equivalent production during the second quarter of 2014.

Worldwide production of NGLs decreased 108 b/d to 64.8 Mb/d in the second quarter of 2014, primarily as a result of the divestiture of our Gulf of Mexico Shelf assets and certain Western Canadian assets in the second half of 2013. Exclusive of production from these divested assets, our worldwide NGL production increased 8.5 Mb/d.

Year-to-Date 2014 compared to Year-to-Date 2013

Crude Oil Revenues Crude oil revenues for the first six months of 2014 totaled $5.8 billion, $557 million lower than the comparative 2013 period, the result of a 10 percent decrease in worldwide production partially offset by a 2 percent increase in average realized prices. Crude oil accounted for 78 percent of oil and gas production revenues and 49 percent of worldwide production for the first six months of 2014, and 79 percent of production revenues and 47 percent of worldwide production for the 2013 comparative period. Lower production volumes reduced revenue by $674 million compared to the first six months of 2013, while higher realized prices added $117 million to revenues. Crude oil prices realized in the first six months of 2014 averaged $102.29 per barrel, compared with $100.43 in the comparative prior-year period.

Worldwide production declined 36 Mb/d to 311 Mb/d in the first six months of this year from the same period last year, primarily as a result of the divestiture of our Gulf of Mexico Shelf assets in the second half of 2013. Exclusive of production from these divested assets, worldwide production increased 8.9 Mb/d. Production increased 21 Mb/d in our Permian region on drilling and recompletion activity. Net production in the North Sea was 6 Mb/d lower on natural decline, and Australia production decreased 5 Mb/d as a result of downtime for planned maintenance.

Natural Gas Revenues Gas revenues for the first six months of 2014 totaled $1.2 billion, down 12 percent from the comparative 2013 period. A 21 percent decline in average production reduced natural gas revenues by $333 million, offset by a 12 percent increase in average realized prices that added $166 million to revenues. Natural gas accounted for 17 percent of our oil and gas production revenues and 41 percent of our equivalent production, compared to 17 percent and 45 percent, respectively, for the 2013 period.

Our worldwide natural gas production was 425 MMcf/d lower than the first six months of 2013, as a result of the divestiture of our Gulf of Mexico Shelf assets and certain Western Canadian assets in the second half of 2013. Exclusive of production from these divested assets, worldwide production was essentially flat.

NGL Revenues NGL revenues for the first six months of 2014 totaled $355 million, up $57 million from the comparative 2013 period. A 4 percent increase in average production increased NGL revenues by $13 million as compared to the prior-year period, while a 14 percent increase in average realized prices increased revenues by $44 million. NGLs accounted for nearly 5 percent of our oil and gas production revenues and 10 percent of our equivalent production during the first six months of 2014.

Worldwide production of NGLs increased 2.3 Mb/d to 63.5 Mb/d in the first six months of 2014, primarily from drilling and recompletion activity in the Central and Permian regions. Exclusive of production from divested assets, our worldwide NGL production increased 9.7 Mb/d.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and a boe basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt but exclude discontinued operations in Argentina.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	$1,155	$1,258	$19.96	$18.49	$2,264	$2,468	$19.61	$18.35
Additional	203	—	3.51	—	203	—	1.76	—
Other assets	99	92	1.71	1.34	196	194	1.69	1.44
Asset retirement obligation accretion	45	64	0.78	0.94	89	127	0.77	0.95
Lease operating costs	613	781	10.59	11.48	1,210	1,503	10.48	11.17
Gathering and transportation costs	66	77	1.16	1.15	136	150	1.19	1.12
Taxes other than income	181	170	3.12	2.51	362	399	3.14	2.97
General and administrative expense	94	126	1.63	1.85	199	238	1.72	1.77
Acquisition, divestiture, and separation costs	14	—	0.24	—	30	—	0.26	—
Financing costs, net	35	52	0.60	0.76	62	107	0.54	0.79

Total	$2,505	$2,620	$43.30	$38.52	$4,751	$5,186	$41.16	$38.56

Recurring Depreciation, Depletion and Amortization (DD&A) The following table details the changes in recurring DD&A of oil and gas properties between the second quarters and six-month periods of 2014 and 2013:

	For the Quarter Ended June 30,	For the Six Months Ended June 30,
	(In millions)	(In millions)

2013 DD&A	$1,258	$2,468
Volume change	(164)	(329)
DD&A rate change	61	125

2014 DD&A	$1,155	$2,264

Oil and gas property recurring DD&A expense of $1.2 billion in the second quarter of 2014 decreased $103 million compared to the prior-year quarter on an absolute dollar basis: $164 million from lower volumes offset by $61 million increase on rate. Oil and gas property recurring DD&A expense of $2.3 billion in the first six months of 2014 decreased $204 million compared to the prior-year period on an absolute dollar basis: $329 million from lower volumes offset by $125 million increase on rate. The Company’s oil and gas property recurring DD&A rate increased $1.47 and $1.26 per boe for the second quarter and first six months of 2014, respectively, compared to the prior-year periods.

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

In the second quarter of 2014, the Company recorded a $203 million ($77 million net of tax) non-cash write-down of the carrying value of the Company’s North Sea proved oil and gas properties.

Lease Operating Expenses (LOE) LOE decreased $168 million, or 22 percent, for the quarter, and $293 million, or 19 percent, for the six month period, on an absolute dollar basis relative to the comparable periods of 2013. On a per unit basis, LOE decreased 7 percent to $10.59 per boe for the second quarter of 2014, as compared to the same prior-year period, and decreased 6 percent to $10.48 per boe for the first six months of 2014, as compared to the prior-year six-month period. The following table identifies changes in Apache’s LOE rate between the second quarters and six-month periods of 2014 and 2013.

For the Quarter Ended June 30,		For the Six Months Ended June 30,
	Per boe		Per boe

2013 LOE	$11.48	2013 LOE	$11.17
Transportation	0.13	Transportation	0.14
Materials	0.13	Materials	0.12
Saltwater disposal	0.09	Labor and overhead costs	0.10
Divestitures(1)	(1.28)	Saltwater disposal	0.07
Power and fuel	(0.20)	Divestitures(1)	(1.64)
Other	0.29	Other	0.36
Other increased production	(0.05)	Other decreased production	0.16

2014 LOE	$10.59	2014 LOE	$10.48

(1)	Per-unit impact of divestitures is shown net of associated production.

Gathering and Transportation Gathering and transportation costs totaled $66 million and $136 million in the second quarter and first six months of 2014, respectively, down $11 million and $14 million from the second quarter and first six months of 2013, respectively. The following table presents gathering and transportation costs paid by Apache directly to third-party carriers for each of the periods presented:

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)

Canada	$30	$40	$64	$80
U.S.	23	23	45	44
Egypt	11	11	21	20
North Sea	2	3	6	6

Total Gathering and transportation	$66	$77	$136	$150

Taxes other than Income Taxes other than income totaled $181 million and $362 million for the second quarter and the first six months of 2014, respectively, an increase of $11 million and a decrease of $37 million, respectively, from the comparative prior-year periods. The following table presents a comparison of these expenses:

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)

U.K. PRT	$91	$72	$154	$207
Severance taxes	52	63	125	114
Ad valorem taxes	22	26	62	59
Other	16	9	21	19

Total Taxes other than income	$181	$170	$362	$399

The North Sea Petroleum Revenue Tax (PRT) is assessed on qualifying fields in the U.K. North Sea. U.K. PRT for the second quarter of 2014 was $19 million higher than the 2013 period based on an increase in revenues as a result of higher production on qualifying fields. Severance tax expense decreased $11 million as a result of marketing cost recoveries.

U.K. PRT for the first six months of 2014 was $53 million lower when compared to the 2013 period based on a decrease in production revenue. For the first half of 2014, higher drilling activity increased severance taxes by $11 million as compared to the first six months of 2013.

General and Administrative Expenses General and administrative expenses (G&A) for the second quarter of 2014 decreased $32 million from the second quarter of 2013 on an absolute basis and $0.22 per boe on a per-unit basis. For the first six months of 2014 G&A decreased $39 million on an absolute basis from the comparable 2013 period and decreased $0.05 per boe on a per-unit basis. Expense for the three- and six-month 2014 periods includes a $25 million benefit from nonrecurring third party cost reimbursements.

Acquisition, Divestiture, and Separation Costs During the second quarter of 2014, the Company recognized $14 million in acquisition, divestiture, and separation costs related to our recent divestiture activity. For the six-month 2014 period, the Company recognized $30 million in acquisition, divestiture, and separation costs.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Interest expense	$124	$141	$248	$287
Amortization of deferred loan costs	1	2	3	4
Capitalized interest	(90)	(88)	(185)	(178)
Interest income	—	(3)	(4)	(6)

Financing costs, net	$35	$52	$62	$107

Net financing costs were down $17 million and $45 million in the second quarter and first six months of 2014, respectively, compared to the same 2013 periods. The $17 million and $39 million decreases in interest expense in the second quarter and first six months of 2014, respectively, were a result of lower average debt balances.

Provision for Income Taxes The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, the Company recorded the income tax impact of a $203 million non-cash write-down of its North Sea proved oil and gas properties as a discrete item in the second quarter of 2014.

The 2014 second-quarter provision for income taxes was $366 million, representing an effective income tax rate of 37 percent for the quarter, unchanged from the 2013 period. The 2014 second-quarter effective rate reflects the impact of a $203 million non-cash write-down in the North Sea. The effective rate for both quarters also reflects a valuation allowance in Canada, foreign currency fluctuations on deferred taxes, and deferred tax expense related to mark-to-market commodity derivatives. Excluding these items, the second-quarter 2014 and 2013 effective rates would have been 40 percent and 41 percent, respectively.

The 2014 first six-months provision for income taxes was $944 million, representing an effective income tax rate of 39 percent for the period compared to 40 percent during the 2013 period. The 2014 effective rate reflects the impact of a $203 million non-cash write-down in the North Sea. The effective rate for both quarters also reflects a valuation allowance in Canada, foreign currency fluctuations on deferred taxes, and deferred tax expense related to mark-to-market commodity derivatives. Excluding these items, the 2014 and 2013 effective rates would have been 40 percent and 42 percent, respectively.

Capital Resources and Liquidity

Operating cash flows are the Company’s primary source of liquidity. We may also elect to utilize available committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for all other liquidity and capital resource needs. As a majority of our capital investment activity is discretionary, we routinely adjust our capital budget on a quarterly basis in response to changing market conditions and operating cash flow forecasts.

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

Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of our drilling program and our ability to add reserves at reasonable costs.

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

Sources and Uses of Cash and Restricted Cash

The following table presents the sources and uses of our cash, cash equivalents, and restricted cash for the periods presented.

	For the Six Months Ended
	June 30,
	2014	2013
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by continuing operating activities	$4,550	$5,276
Proceeds from the sale of Argentina	786	—
Net cash provided by Argentina operations	2	2
Net commercial paper and bank loan borrowings	—	945
Proceeds from Kitimat LNG transaction, net	—	405
Proceeds from sale of other oil and gas properties	381	—
Other	2	17

	5,721	6,645

Uses of Cash and Cash Equivalents:
Capital expenditures for exploration and development (E&D) activity	$4,871	$5,050
Capital expenditures for gas gathering, transmission, and processing facilities	721	491
Acquisitions	5	148
Payments on fixed rate debt	—	500
Net commercial paper and bank loan repayments	1	—
Dividends	176	183
Treasury stock activity, net	1,263	249
Distributions to noncontrolling interest	66	—

	7,103	6,621

Increase (decrease) in cash and cash equivalents	$(1,382)	$24

Sources of Restricted Cash:
Short-term restricted cash from sale of Deepwater Gulf of Mexico assets	778	—
Long-term restricted cash from sale of Deepwater Gulf of Mexico assets	589	—

Increase in restricted cash	$1,367	$—

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

Net cash provided by continuing operating activities for the first six months of 2014 totaled $4.6 billion, a decrease of $726 million from the first six months of 2013. The decrease primarily reflects the impact of 2013 divestitures and comparative changes in working capital during the periods.

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

Proceeds from the Sale of Argentina In March 2014, we completed the previously disclosed sale of our Argentina operations and properties to YPF Sociedad Anònima for cash consideration of $800 million (subject to customary closing adjustments) plus the assumption of $52 million of bank debts as of June 30, 2013. The results of operations related to Argentina have been classified as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q.

Capital Expenditures During the first six months of 2014, capital spending for E&D activities totaled $4.9 billion compared to $5.0 billion in the prior year period. Apache’s E&D capital spending was primarily focused on our North American onshore assets. In the Permian region we averaged 37 operated drilling rigs during the quarter. Our recent drilling successes in the Permian has led the region to increase the number of horizontal drilling rigs being utilized, and now almost two-thirds of our rigs are drilling horizontal wells that, given their nature, are more costly than vertical wells. In our Gulf Coast region, we are increasing activity on our Eagle Ford acreage in Texas and have nearly doubled E&D spending over the prior-year period.

Apache’s investment in gas gathering, transmission, and processing facilities totaled $721 million during the first six months of 2014 compared to $491 million in the prior year period. Apache’s 2014 capital expenditures were primarily for the Wheatstone and Kitimat LNG facilities.

For the year, we have invested a total of $894 million for E&D and facility costs in the Wheatstone and Kitimat LNG projects. We recently announced our intentions to completely exit both of these projects.

Dividends For the six-month periods ended June 30, 2014 and 2013, the Company paid $176 million and $145 million, respectively, in dividends on its common stock. In the first six months of 2013, the Company also paid $38 million in dividends on its Series D Preferred Stock, which was converted to common stock in August 2013.

Shares Repurchased Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and has since repurchased a total of 26.1 million shares at an average price of $86.75. For the six-months period ended June 30, 2014, the Company repurchased a total of 14.9 million shares at an average price of $85.14. The Company is not obligated to acquire any specific number of shares.

Restricted Cash The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. As of June 30, 2014, the Company had approximately $1.4 billion of proceeds from the sale of our deepwater Gulf of Mexico properties held by a qualified intermediary and available for use in a like-kind exchange under Section 1031 of the U.S. Internal Revenue Code. The Company has the option to use these funds for the acquisition of properties or receive the funds in cash after a short-term contractual period. As of the date of this filing, the Company expects to close on the acquisition of like-kind properties for $589 million, and as such, the balance is classified as long-term restricted cash on Apache’s consolidated balance sheet as of June 30, 2014. The remaining proceeds of $778 million are classified as short-term restricted cash as of June 30, 2014. Should the Company elect to use additional funds for a like-kind exchange, the balance will be reclassified to long-term restricted cash until the funds are expended.

Liquidity

The following table presents a summary of our key financial indicators at the dates presented:

	June 30,	December 31,
	2014	2013
	(In millions of dollars, except as indicated)

Cash and cash equivalents	$524	$1,906
Short-term restricted cash	778	—
Total debt	9,675	9,725
Equity	34,892	35,393
Available committed borrowing capacity	3,300	3,300
Percent of total debt-to-capitalization	22%	22%

Cash and cash equivalents The Company had $524 million in cash and cash equivalents as of June 30, 2014, compared to $1.9 billion at December 31, 2013. Approximately $512 million of the cash was held by foreign subsidiaries. The cash held by foreign subsidiaries may be subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly liquid investment grade securities with maturities of three months or less at the time of purchase.

Short-term restricted cash The Company has approximately $778 million classified as short-term restricted cash as of June 30, 2014. The Company has the option to use these funds for the acquisition of properties or receive the funds in cash after a short-term contractual period. Should the Company elect to use these funds for a like-kind exchange, the balance will be reclassified to long-term restricted cash until the funds are expended.

Debt As of June 30, 2014, outstanding debt, which consisted of notes, debentures, and uncommitted bank lines, totaled $9.7 billion. The Company had approximately $1 million of current debt outstanding borrowed on uncommitted credit facilities and overdraft lines as of June 30, 2014, compared with $53 million as of December 31, 2013.

Available committed borrowing capacity As of June 30, 2014, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2018 pursuant to a one-year extension approved in May 2014 under the terms of the $2.3 billion facilities. The facilities consist of a $1.7 billion facility and a $1.0 billion facility in the U.S., a $300 million facility in Australia, and a $300 million facility in Canada. As of June 30, 2014, available borrowing capacity under the Company’s credit facilities was $3.3 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under the Company’s committed credit facilities. At June 30, 2014 and December 31, 2013, the Company had no outstanding commercial paper.

The Company was in compliance with the terms of all credit facilities as of June 30, 2014.

Percent of total debt-to-capitalization The Company’s debt-to-capitalization ratio at June 30, 2014 and December 31, 2013 was 22 percent.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, and political climate. Our average crude oil realizations have increased to $103.53 per barrel in the second quarter of 2014 from $98.47 per barrel in the comparable period of 2013. Our average natural gas price realizations have also risen, increasing 5 percent to $4.18 per Mcf in the second quarter of 2014 from $3.97 per Mcf in the comparable period of 2013.

We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. For the second quarter and first six months of 2014, approximately 11 percent and 8 percent, respectively, of our natural gas production and approximately 40 percent of our crude oil production in each period was subject to financial derivatives. Apache does not hold or issue derivative instruments for trading purposes.

On June 30, 2014, the Company had open natural gas derivatives in a liability position with a fair value of $1 million. A 10 percent increase in natural gas prices would increase the liability by approximately $14 million, while a 10 percent decrease in prices would move the derivatives to an asset position of $13 million. The Company also had open oil derivatives in a liability position with a fair value of $271 million. A 10 percent movement in oil prices would move the fair value by approximately $250 million. These fair value changes assume volatility based on prevailing market parameters at June 30, 2014. See Note 3—Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.

Interest Rate Risk

The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on greater than 99 percent of the Company’s debt. At June 30, 2014, total debt included approximately $1 million of floating-rate debt. As a result, Apache’s annual interest costs will fluctuate based on short-term interest rates on less than 1 percent of our total debt outstanding at June 30, 2014. The impact on cash flow of a 10 percent change in the floating interest rate based on debt balances at June 30, 2014, would be approximately $573 per quarter.

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

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $136 million would result from a 10 percent weakening or strengthening, respectively, in the Australian dollar, Canadian dollar, and British pound as of June 30, 2014.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2013, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs, and other products or services;

•	our commodity hedging arrangements;

•	the integration of acquisitions;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	the impact on our operations from changes in the Egyptian government;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•	other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors in our most recently filed Form 10-K, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our Current Report on Form 8-K dated July 17, 2014, other risks and uncertainties in our second-quarter 2014 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Company’s Chairman of the Board, Chief Executive Officer, and President, in his capacity as principal executive officer, and Alfonso Leon, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on shares of common stock repurchased by the Company during the quarter ended June 30, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1 to April 30, 2014	4,431,031	$84.46	4,431,031	8,427,967
May 1 to May 31, 2014	2,876,000	88.04	2,876,000	15,551,967
June 1 to June 30, 2014	1,629,305	93.70	1,629,305	13,922,662

Total	8,936,336	$87.30

(1)	On May 9, 2013, the Company announced that its Board of Directors authorized the repurchase of up to 30 million shares of the Company’s common stock. Additionally, on May 15, 2014, the Company announced that the Board of Directors had authorized the repurchase of an additional 10 million shares, supplementing the May 2013 authorization. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any repurchases will be at the discretion of Apache’s management and will depend on a variety of factors, including the stock price, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares will be available for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

*10.1	–	Amendment to Apache Corporation 401(k) Savings Plan, effective May 16, 2014.

*10.2	–	Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated, dated July 16, 2014, effective January 1, 2015.

*10.3	–	Apache Corporation Non-Qualified Restorative Retirement Savings Plan, as amended and restated, dated July 16, 2014, effective January 1, 2015.

*10.4	–	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated July 16, 2014, effective July 1, 2014.

*10.5	–	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated July 16, 2014, effective June 30, 2014.

*10.6	–	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program, as amended and restated July 16, 2014.

*10.7	–	Apache Corporation Outside Directors’ Deferral Program, effective July 16, 2014.

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*101.INS	–	XBRL Instance Document.

*101.SCH	–	XBRL Taxonomy Schema Document.

*101.CAL	–	XBRL Calculation Linkbase Document.

*101.LAB	–	XBRL Label Linkbase Document.

*101.PRE	–	XBRL Presentation Linkbase Document.

*101.DEF	–	XBRL Definition Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated:	August 8, 2014	/s/ ALFONSO LEON
Alfonso Leon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 8, 2014	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)