Form 10-Q
period 2014-09-30
APACHE CORP
filed 2014-11-06
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2014                     376,482,179

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$2,753	$3,468	$8,518	$9,790
Gas revenues	538	645	1,773	2,048
Natural gas liquids revenues	177	175	532	473

	3,468	4,288	10,823	12,311
Derivative instrument gains (losses), net	273	(422)	79	(275)
Other	(1)	34	(3)	78

	3,740	3,900	10,899	12,114

OPERATING EXPENSES:
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	1,173	1,272	3,437	3,740
Additional	1,562	627	1,765	627
Other assets	100	96	296	290
Asset retirement obligation accretion	46	65	135	192
Lease operating expenses	652	772	1,862	2,275
Gathering and transportation	67	81	203	231
Taxes other than income	170	176	532	574
General and administrative	112	120	309	359
Acquisition, divestiture, and separation costs	34	—	66	—
Financing costs, net	41	50	103	157

	3,957	3,259	8,708	8,445

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(217)	641	2,191	3,669
Current income tax provision	297	409	1,038	1,190
Deferred income tax provision (benefit)	727	(203)	930	229

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(1,241)	435	223	2,250
Net loss from discontinued operations, net of tax	—	(129)	(517)	(192)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(1,241)	306	(294)	2,058
Preferred stock dividends	—	6	—	44
Net income attributable to noncontrolling interest	89	—	295	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(1,330)	$300	$(589)	$2,014

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income (loss) from continuing operations attributable to common shareholders	$(1,330)	$429	$(72)	$2,206
Net loss from discontinued operations	—	(129)	(517)	(192)

Net income (loss) attributable to common shareholders	$(1,330)	$300	$(589)	$2,014

NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) from continuing operations per share	$(3.50)	$1.08	$(0.19)	$5.59
Basic net loss from discontinued operations per share	—	(0.33)	(1.33)	(0.48)

Basic net income (loss) per share	$(3.50)	$0.75	$(1.52)	$5.11

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Diluted net income (loss) from continuing operations per share	$(3.50)	$1.07	$(0.19)	$5.53
Diluted net loss from discontinued operations per share	—	(0.32)	(1.33)	(0.47)

Diluted net income (loss) per share	$(3.50)	$0.75	$(1.52)	$5.06

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	381	399	387	394
Diluted	381	401	387	407
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.20	$0.75	$0.60

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	$(1,241)	$306	$(294)	$2,058
OTHER COMPREHENSIVE INCOME (LOSS):
Commodity cash flow hedge activity, net of tax:
Reclassification of loss on settled derivative instruments	—	(1)	—	13
Change in fair value of derivative instruments	—	(5)	(1)	(6)
Derivative hedge ineffectiveness reclassified into earnings	—	1	—	1

	—	(5)	(1)	8

COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(1,241)	301	(295)	2,066
Preferred stock dividends	—	6	—	44
Comprehensive income attributable to noncontrolling interest	89	—	295	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(1,330)	$295	$(590)	$2,022

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$(294)	$2,058
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	517	192
Depreciation, depletion, and amortization	5,498	4,657
Asset retirement obligation accretion	135	192
Provision for deferred income taxes	930	229
Other	(263)	190
Changes in operating assets and liabilities:
Receivables	572	(49)
Inventories	78	(41)
Drilling advances	(84)	123
Deferred charges and other	(244)	(205)
Accounts payable	(303)	183
Accrued expenses	(117)	(369)
Deferred credits and noncurrent liabilities	21	40

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	6,446	7,200
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	82	158

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,528	7,358
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(7,131)	(7,186)
Additions to gas gathering, transmission, and processing facilities	(1,035)	(852)
Proceeds from divestiture of Gulf of Mexico Shelf properties	—	3,594
Proceeds from sale of Deepwater Gulf of Mexico assets	1,367	—
Restricted cash related to divestitures	(545)	—
Proceeds from Kitimat LNG transaction, net	—	396
Proceeds from sale of other oil and gas properties	390	199
Leasehold and property acquisitions	(655)	(313)
Other, net	(80)	(12)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(7,689)	(4,174)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	748	(160)

NET CASH USED IN INVESTING ACTIVITIES	(6,941)	(4,334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	1,246	(539)
Payments on fixed rate debt	—	(900)
Distributions to noncontrolling interest	(124)	—
Dividends paid	(271)	(280)
Treasury stock activity, net	(1,830)	(249)
Other	38	38

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(941)	(1,930)
NET CASH USED IN DISCONTINUED OPERATIONS	(42)	(3)

NET CASH USED IN FINANCING ACTIVITIES	(983)	(1,933)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,396)	1,091
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,906	160

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$510	$1,251

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$143	$185
Income taxes paid, net of refunds	1,134	1,344

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2014	2013
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$510	$1,906
Short-term restricted cash	74	—
Receivables, net of allowance	2,287	2,952
Inventories	713	891
Drilling advances	434	371
Prepaid assets and other	408	246

	4,426	6,366

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	86,963	83,390
Unproved properties and properties under development, not being amortized	7,928	8,363
Gathering, transmission and processing facilities	7,874	6,995
Other	1,107	1,071

	103,872	99,819
Less: Accumulated depreciation, depletion, and amortization	(50,837)	(47,398)

	53,035	52,421

OTHER ASSETS:
Long-term restricted cash	471	—
Goodwill	1,369	1,369
Deferred charges and other	1,689	1,481

	$60,990	$61,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,316	$1,616
Current debt	20	53
Current asset retirement obligation	177	121
Derivative instruments	—	299
Other current liabilities	2,794	2,611

	4,307	4,700

LONG-TERM DEBT	10,902	9,672

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	9,298	8,364
Asset retirement obligation	3,096	3,101
Other	401	407

	12,795	11,872

COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 409,671,364 and 408,041,088 shares issued, respectively	256	255
Paid-in capital	12,379	12,251
Retained earnings	21,156	22,032
Treasury stock, at cost, 32,853,183 and 12,268,180 shares, respectively	(2,857)	(1,027)
Accumulated other comprehensive loss	(116)	(115)

APACHE SHAREHOLDERS’ EQUITY	30,818	33,396
Noncontrolling interest	2,168	1,997

TOTAL EQUITY	32,986	35,393

	$60,990	$61,637

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CHANGES IN EQUITY

(Unaudited)

	Series D Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	APACHE SHAREHOLDERS’ EQUITY	Non Controlling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2012	$1,227	$245	$9,859	$20,161	$(30)	$(131)	$31,331	$—	$31,331
Net income	—	—	—	2,058	—	—	2,058	—	2,058
Commodity hedges, net of tax	—	—	—	—	—	8	8	—	8
Dividends:
Preferred	—	—	—	(44)	—	—	(44)	—	(44)
Common ($0.60 per share)	—	—	—	(237)	—	—	(237)	—	(237)
Common shares issued	—	9	1,218	—	—	—	1,227	—	1,227
Common stock activity, net	—	1	(12)	—	—	—	(11)	—	(11)
Treasury stock activity, net	—	—	(1)	—	(250)	—	(251)	—	(251)
Conversion of Series D preferred stock	(1,227)	—	—	—	—	—	(1,227)	—	(1,227)
Compensation expense	—	—	135	—	—	—	135	—	135
Other	—	—	(8)	—	—	—	(8)	—	(8)

BALANCE AT SEPTEMBER 30, 2013	$—	$255	$11,191	$21,938	$(280)	$(123)	$32,981	$—	$32,981

BALANCE AT DECEMBER 31, 2013	$—	$255	$12,251	$22,032	$(1,027)	$(115)	$33,396	$1,997	$35,393
Net income (loss)	—	—	—	(589)	—	—	(589)	295	(294)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(124)	(124)
Commodity hedges, net of tax	—	—	—	—	—	(1)	(1)	—	(1)
Dividends:
Common ($0.75 per share)	—	—	—	(287)	—	—	(287)	—	(287)
Common stock activity, net	—	1	(12)	—	—	—	(11)	—	(11)
Treasury stock activity, net	—	—	(1)	—	(1,830)	—	(1,831)	—	(1,831)
Compensation expense	—	—	145	—	—	—	145	—	145
Other	—	—	(4)	—	—	—	(4)	—	(4)

BALANCE AT SEPTEMBER 30, 2014	$—	$256	$12,379	$21,156	$(2,857)	$(116)	$30,818	$2,168	$32,986

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2014, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies to the consolidated financial statements contained in Apache’s Current Report on Form 8-K dated July 17, 2014 for the fiscal year ended December 31, 2013, other than the change in income taxes noted below and in Note 7—Income Taxes.

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

Restricted Cash

The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. As of September 30, 2014, the Company had $545 million of proceeds from the sale of deepwater Gulf of Mexico properties held by a qualified intermediary and available for use in a like-kind exchange under Section 1031 of the U.S. Internal Revenue Code. As of the date of this filing, the Company has utilized or plans to utilize $471 million of the cash held by the qualified intermediary in the acquisition of like-kind property, and as such, this amount is classified as long-term restricted cash on Apache’s consolidated balance sheet as of September 30, 2014. The remaining $74 million of restricted cash was returned to Apache in October and, as such, is classified as short-term restricted cash on Apache’s consolidated balance sheet as of September 30, 2014. For more information regarding the sale of the deepwater Gulf of Mexico properties, please refer to Note 2—Acquisitions and Divestitures.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Additional depreciation, depletion, and amortization” (DD&A) in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. For a discussion of the calculation of estimated future net cash flows, please refer to Note 14—Supplemental Oil and Gas Disclosures to the consolidated financial statements contained in Apache’s Current Report on Form 8-K dated July 17, 2014 for the fiscal year ended December 31, 2013.

In the third quarter of 2014, the Company recorded $1.5 billion ($996 million net of tax) and $17 million ($7 million net of tax) in non-cash write-downs of the carrying value of the Company’s U.S. and North Sea proved oil and gas properties, respectively. In the second quarter of 2014, the Company recorded a $203 million ($77 million net of tax) non-cash write-down of the carrying value of the Company’s North Sea proved oil and gas properties.

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

Apache is required to assess whether the undistributed earnings of its foreign subsidiaries will be permanently reinvested. In the third quarter of 2014, Apache evaluated its permanent reinvestment position and determined that undistributed earnings from certain subsidiaries located in Apache’s Australia, Egypt, and North Sea regions will no longer be permanently reinvested. As a result of this change in position, Apache recorded a U.S. deferred income tax liability of $814 million on the undistributed earnings of subsidiaries located in these regions. Undistributed earnings of Apache’s Canadian subsidiaries remain permanently reinvested. Apache does not record U.S. deferred income taxes on foreign subsidiaries that are deemed to be permanently reinvested. When such earnings are no longer deemed permanently reinvested, Apache will recognize the appropriate U.S. current or deferred income tax liabilities. In addition, the Company recorded $249 million of U.S. deferred income tax expense on foreign earnings that were distributed to the U.S. in the third quarter of 2014.

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

In August 2014, the FASB issued ASU No. 2014-15, which requires management of public and private companies to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, to disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

2. ACQUISITIONS AND DIVESTITURES

2014 Activity

Gulf of Mexico Deepwater Divestiture

On June 30, 2014, Apache completed the sale of non-operated interests in the Lucius and Heidelberg development projects and 11 primary term deepwater exploration blocks in the Gulf of Mexico for $1.4 billion. The effective date of the transaction was May 1, 2014. Apache’s net book value of oil and gas properties was reduced by $850 million of proved property costs and $518 million of unproved property costs as a result of the transaction.

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

December 31,
2013
(In millions)
ASSETS
Current assets	$150
Net property and equipment	1,416
Other assets	12

Total assets	$1,578

LIABILITIES
Current debt	$51
Other current liabilities	95
Asset retirement obligations	91
Other long-term liabilities	21

Total liabilities	$258

Sales and other operating revenues and loss from discontinued operations related to the Argentina disposition were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Revenues and other from discontinued operations	$—	$118	$87	$364

Loss from Argentina divestiture	—	—	(539)	—
Loss from operations in Argentina	—	(129)	(1)	(192)
Income tax benefit	—	—	23	—

Loss from discontinued operations, net of tax	$—	$(129)	$(517)	$(192)

2013 Activity

Egypt Partnership

On November 14, 2013, Apache completed the sale of a one-third minority participation in its Egypt oil and gas business to a subsidiary of Sinopec International Petroleum Exploration and Production Corporation (Sinopec). Apache received cash consideration of $2.95 billion after customary closing adjustments. Apache continues to operate its Egypt upstream oil and gas business. Apache recorded

$1.9 billion of the proceeds as a noncontrolling interest, which is reflected as a separate component of equity in the Company’s consolidated balance sheet. This represents one-third of Apache’s net book value of its Egypt holdings at the time of the transaction. The remaining proceeds were recorded as additional paid-in capital. Included in “Net income including noncontrolling interest” for the quarter ended September 30, 2014, is net income attributable to Sinopec’s interest totaling $89 million. For the first nine months of 2014, net income attributable to Sinopec’s interest totaled $295 million, of which the Company has distributed $124 million to Sinopec.

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

Counterparty Risk

The use of derivative instruments exposes the Company to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of September 30, 2014, Apache had derivative positions with 14 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

The Company executes commodity derivative transactions under master agreements that have netting provisions that provide for offsetting payables against receivables. In general, if a party to a derivative transaction incurs a material deterioration in its credit ratings, as defined in the applicable agreement, the other party has the right to demand the posting of collateral, demand a transfer, or terminate the arrangement. The Company’s net derivative asset position at September 30, 2014, represents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net asset position. The Company has not provided any collateral to any of its counterparties as of September 30, 2014.

Derivative Instruments

As of September 30, 2014, Apache had the following commodity derivative positions:

			Fixed-Price Swaps
Production				MMBtu	Weighted Average
Period	Commodity	Settlement Index	Mbbls	(in 000’s)	Fixed Price
2014	Crude Oil	NYMEX WTI	5,750	—	$90.83
2014	Crude Oil	Dated Brent	5,750	—	100.05
2014	Natural Gas	Various(1)	—	16,235	4.37

(1)	The natural gas price represents a weighted-average of several contracts entered into on a per-million British thermal units (MMBtu) basis. These contracts are settled against NYMEX Henry Hub and various Inside FERC indices.

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

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted
	Price in	Significant	Significant
	Active	Other	Unobservable	Total
	Markets	Inputs	Inputs	Fair		Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	Netting(1)	Amount
	(In millions)
September 30, 2014
Assets:
Commodity Derivative Instruments	$—	$41	$—	$41	$—	$41
Liabilities:
Commodity Derivative Instruments	—	—	—	—	—	—
December 31, 2013
Assets:
Commodity Derivative Instruments	$—	$3	$—	$3	$(2)	$1
Liabilities:
Commodity Derivative Instruments	—	301	—	301	(2)	299

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.

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

	September 30,	December 31,
	2014	2013
	(In millions)
Current Assets: Prepaid assets and other	$41	$1
Current Liabilities: Derivative instruments	$—	$299

Derivative Activity Recorded in the Statement of Consolidated Operations

The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

		For the Quarter Ended		For the Nine Months Ended
	Gain (Loss) on Derivatives	September 30,		September 30,
	Recognized in Income	2014	2013	2014	2013
		(In millions)
Gain (loss) on cash flow hedges reclassified from accumulated other comprehensive loss	Oil and Gas Production Revenues	$—	$2	$—	$(18)
Loss for ineffectiveness on cash flow hedges	Revenues and other: Other	$—	$(1)	$—	$(1)
Derivatives not designated as cash flow hedges:
Realized loss		$(41)	$(91)	$(262)	$(138)
Unrealized gain (loss)		314	(331)	341	(137)

Gain (loss) on derivatives not designated as cash flow hedges	Derivative instrument gains (losses), net	$273	$(422)	$79	$(275)

Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations is reflected in the statement of consolidated cash flows as a component of “Other” in “Adjustments to reconcile net income to net cash provided by operating activities.”

Derivative Activity in Accumulated Other Comprehensive Loss

A reconciliation of the components of accumulated other comprehensive loss in the statement of consolidated changes in equity related to Apache’s cash flow hedges is presented in the table below. The Company has no derivatives designated as cash flow hedges as of September 30, 2014.

	For the Nine Months Ended September 30,
	2014		2013
	Before	After	Before	After
	tax	tax	tax	tax
	(In millions)
Unrealized gain (loss) on derivatives at beginning of period	$1	$1	$(10)	$(6)
Realized amounts reclassified into earnings	—	—	18	13
Net change in derivative fair value	(1)	(1)	(7)	(6)
Ineffectiveness reclassified into earnings	—	—	1	1

Unrealized gain on derivatives at end of period	$—	$—	$2	$2

4. OTHER CURRENT LIABILITIES

The following table provides detail of our other current liabilities:

	September 30,	December 31,
	2014	2013
	(In millions)
Accrued operating expenses	$127	$190
Accrued exploration and development	1,723	1,582
Accrued compensation and benefits	217	242
Accrued interest	119	161
Accrued income taxes	297	248
Accrued U.K. Petroleum Revenue Tax	47	9
Other	264	179

Total Other current liabilities	$2,794	$2,611

5. ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the nine-month period ended September 30, 2014:

(In millions)
Asset retirement obligation at December 31, 2013	$3,222
Liabilities incurred	86
Liabilities divested	(91)
Liabilities settled	(79)
Accretion expense	135

Asset retirement obligation at September 30, 2014	3,273
Less current portion	(177)

Asset retirement obligation, long-term	$3,096

6. DEBT AND FINANCING COSTS

The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Uncommitted credit lines	$20	$20	$53	$53
Commercial paper	1,228	1,228	—	—
Notes and debentures	9,674	10,463	9,672	10,247

Total Debt	$10,922	$11,711	$9,725	$10,300

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

As of September 30, 2014, the Company had unsecured committed revolving credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2018 pursuant to a one-year extension approved in May 2014 under the terms of the $2.3 billion facilities. The facilities consist of a $1.7 billion facility and $1.0 billion facility for the U.S., a $300 million facility for Australia, and a $300 million facility for Canada. As of September 30, 2014, available borrowing capacity under the Company’s credit facilities was $2.1 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under our committed credit facilities. As of September 30, 2014, the Company had $1.2 billion outstanding in commercial paper. There was no outstanding commercial paper as of December 31, 2013.

As of September 30, 2014, the Company had $20 million of current debt outstanding borrowed on uncommitted credit facilities and overdraft lines, compared with $53 million as of December 31, 2013.

Financing Costs, Net

The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Interest expense	$126	$142	$374	$429
Amortization of deferred loan costs	2	2	5	6
Capitalized interest	(85)	(91)	(270)	(268)
Interest income	(2)	(3)	(6)	(10)

Financing costs, net	$41	$50	$103	$157

7. INCOME TAXES

In the third quarter of 2014, Apache evaluated its permanent reinvestment position and determined that undistributed earnings from certain foreign subsidiaries located in Apache’s Australia, Egypt, and North Sea regions will no longer be permanently reinvested. As a result of this change in position, the Company recorded $814 million of U.S. deferred income tax expense on undistributed earnings that were previously considered permanently reinvested. In addition, the Company recorded $249 million of U.S. deferred income tax expense on foreign earnings that were distributed to the U.S. in the third quarter of 2014.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, in the third quarter of 2014, the Company recorded $814 million of U.S. deferred income tax expense on foreign earnings no longer deemed to be permanently reinvested as well as the income tax effect of the $1.5 billion and $17 million non-cash write-downs of its U.S. and North Sea proved oil and gas properties, respectively, as discrete items in the third quarter of 2014. In the second quarter of 2014, the Company recorded the income tax impact of a $203 million non-cash write-down of its North Sea proved oil and gas properties as a discrete item. In the third quarter of 2013, the Company recorded the income tax impact of a $552 million non-cash write-down and a $75 million non-cash impairment on its U.S. and Kenyan oil and gas properties, respectively, as discrete items.

Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. In October 2014, the Internal Revenue Service concluded its audit of the 2011 and 2012 tax years. The Company is under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of September 30, 2014, the Company has an accrued liability of approximately $21 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

For additional information on each of the Legal Matters described below, please see Note 8—Commitments and Contingencies to the consolidated financial statements contained in Apache’s Current Report on Form 8-K dated July 17, 2014 for the fiscal year ended December 31, 2013.

Argentine Environmental Claims and Argentina Tariff

The Asociación de Superficiarios de la Patagonia (ASSUPA) filed lawsuits against Company subsidiaries in Argentina courts relating to various environmental and remediation claims concerning certain geographic areas of Argentina, including in 2003 the Neuquén basin and in 2012 the Austral basin. In addition, effective December 1, 2011, Enargas, an autonomous entity that functions under the Argentine Ministry of Economy, created a tariff charge on all fuel gas used by oil and gas producers in field operations, which is likewise the subject of legal proceedings in Argentina.

On March 12, 2014, the Company and its subsidiaries completed the sale of all of the Company’s subsidiaries’ operations and properties in Argentina to YPF Sociedad Anonima (YPF). As part of that sale, YPF assumed responsibility for all of the past, present, and future litigation in Argentina involving Company subsidiaries, including the ASSUPA and Enargas matters, except that Company subsidiaries have agreed to indemnify YPF for certain environmental, tax, and royalty obligations capped at an aggregate of $100 million. The indemnity is subject to specific agreed conditions precedent, thresholds, contingencies, limitations, claim deadlines, loss sharing, and other terms and conditions. On April 11, 2014, YPF provided its first notice of claims pursuant to the indemnity. Company subsidiaries have not paid any amounts under the indemnity, but will continue to review and consider claims presented by YPF. Further, Company subsidiaries retain the right to enforce certain Argentina-related indemnification obligations against Pioneer Natural Resources Company (Pioneer) in an amount up to $67.5 million pursuant to the terms and conditions of stock purchase agreements entered in 2006 between Company subsidiaries and certain subsidiaries of Pioneer. No other material change in the status of these matters has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

Louisiana Restoration

Numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup.

In a case captioned Heloise, LLC, et al. v. BP America Production Company, et al., Case No. 120113 in the District Court for the Parish of Lafourche, plaintiff landowners allege that defendants’ oil and gas operations contaminated their property primarily with chlorides. Apache, a defendant in the case, acquired its interest in the oil and gas operations on plaintiffs’ property from the former operator, Amoco Production Company, when the Company purchased the stock of Amoco’s subsidiary, MW Petroleum Corporation, in 1991. BP America Production Company (BP America), as Amoco’s successor in interest, and Apache dispute whether and to what extent they might owe each other indemnity in the case. Plaintiffs’ expert opined that the cost of remediating plaintiffs’ 825 acres exceeds $200 million. Prior to trial, Apache and BP America each settled with plaintiff. The amount paid by Apache in settlement is not material and does not have a material effect on the Company’s financial position, results of operations, or liquidity. Further, as part of the overall settlement, each of Apache and BP America released and waived its indemnity claim against the other arising out of this litigation. The lawsuit is concluded.

With respect to Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East v. Tennessee Gas Pipeline Company et al., Civil Action no. 13-5410, in the United States District Court for the Eastern District of Louisiana, the federal court has retained jurisdiction over the matter after denying plaintiff’s motion to remand on June 27, 2014. Further, the Louisiana state government has passed a new law (SB 469) clarifying that only entities authorized under the Coastal Zone Management Act may bring litigation to assert claims arising out of the permitted activities. Plaintiff is not one of those authorized entities. The Company and other defendants seek dismissal of the case, including pursuant to SB 469.

No other material change in the status of these matters has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

Australia Gas Pipeline Force Majeure

In 2008, Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas in Australia to customers under various long-term contracts.

In the case captioned Alcoa of Australia Limited v. Apache Energy Limited, Apache Northwest Pty Ltd, Tap (Harriet) Pty Ltd, and Kufpec Australia Pty Ltd, Civ. 1481 of 2011, in the Supreme Court of Western Australia, on June 20, 2012, the Supreme Court struck out Alcoa’s claim that the liquidated damages provisions under two long-term contracts are unenforceable as a penalty and also struck out Alcoa’s claim for damages for breach of statutory duty. On September 17, 2013, the Western Australia Court of Appeal dismissed the Company subsidiaries’ appeal concerning Alcoa’s remaining tort claim for economic loss. On October 15, 2013, the Company subsidiaries applied to the High Court of Australia for special leave to appeal. On April 11, 2014, the High Court refused special leave to appeal. However, on October 8, 2014, the High Court decided a separate case on point captioned Brookfield Multiplex Ltd v. Owners Corporation Strata Plan 61288 & Anor, [2014] HCA 36. The High Court’s holding in the Brookfield case strongly favors the Company subsidiaries’ defenses to Alcoa’s remaining tort claim for economic loss. All of the Company subsidiaries’ defenses remain intact for further proceedings at the trial court level, including the defenses that were the subject of the special leave application and that have now been considered separately by the High Court in the Brookfield case. Further, in January 2014, an Alcoa affiliate pleaded guilty in United States of America v. Alcoa World Alumina LLC, Criminal No. 14-7, in the United States District Court for the Western District of Pennsylvania, to a charge under the Foreign Corrupt Practices Act (FCPA) anti-bribery provisions, 15 U.S.C. Section 78dd-2 and 18 U.S.C. Section 2. This matter overlaps with Alcoa’s claims against Company subsidiaries in that both cases concern alumina produced from Alcoa’s alumina refineries in Western Australia during the period of the gas supply disruption in 2008-2009. In the circumstances of the admitted, agreed, and stipulated facts set forth in the Alcoa affiliate’s Plea Agreement, which is a public document, Company subsidiaries will defend against Alcoa’s claims on the basis that Alcoa is barred by law from recovering economic losses.

In the week prior to expiration of the applicable six-year limitations period on June 3, 2014, the following civil lawsuits were filed in connection with the Varanus Island pipeline explosion (the Incident), and the amounts specified do not include plaintiffs’ alleged interest and costs:

•	As previously reported, a lawsuit filed by Burrup Fertilisers Pty Ltd (Burrup Fertilisers) in Texas in December 2009 was dismissed in March 2013 on the ground of forum non conveniens. On May 29, 2014, Burrup Fertilisers (now known as Yara Pilbara Fertilisers Pty Ltd, YPFPL) re-filed the lawsuit in Western Australia, captioned Yara Pilbara Fertilisers Pty Ltd vs. Apache Energy Limited et al., Civ. 1742 of 2014, in the Supreme Court of Western Australia. In the lawsuit, which is being pressed by YPFPL’s insurers, YPFPL alleges that a joint venture whose members include an Apache subsidiary supplied YPFPL with natural gas and that, as a consequence of a disruption in gas supply following the Incident, plaintiff incurred damages in the amount of nearly $166 million USD for economic losses and, alternatively, contractual liquidated damages and “abnormal costs” in the amount of approximately $13 million USD. In addition to all of their other defenses, the Company and its subsidiaries will defend against YPFPL’s claims on the basis that during the gas supply disruption there was no enforceable gas supply contract between YPFPL and Company subsidiaries.

•	In Wesfarmers LPG Pty Ltd et al. vs. Apache Energy Limited et al., Civ. 1740 of 2014, in the Supreme Court of Western Australia, plaintiffs allege that Alinta Sales Pty Ltd (Alinta) supplied them (and associated entities) with natural gas and that, as a consequence of a disruption in gas supply following the Incident, plaintiffs incurred an unspecified amount of damages for alleged lost profits, alternative gas, and associated expenses. Plaintiffs’ Indorsement of Claim (a short form of pleading) has been filed with the court but not yet served on the Apache defendants.

•	In Iluka Resources Limited vs. Apache Energy Limited et al., Civ. 1748 of 2014, in the Supreme Court of Western Australia, plaintiff alleges that Alinta supplied it with natural gas and power and that, as a consequence of a disruption in gas supply following the Incident, plaintiff incurred damages of approximately $23 million (no currency is specified) for alleged lost profits, alternative energy, and associated expenses. Plaintiff’s lawyers have since clarified that the amount sought by plaintiff is $32 million. Plaintiff’s Indorsement of Claim has been filed with the court but not yet served on the Apache defendants.

•	In Harvey Industries Group Pty Ltd vs. Apache Energy Limited et al., Civ. 1749 of 2014, in the Supreme Court of Western Australia, plaintiff alleges that Alinta supplied it with natural gas and power and that, as a consequence of a disruption in gas supply following the Incident, plaintiff incurred an unspecified amount of damages for alleged lost profits, the cost of alternative gas and power, and associated expenses. Plaintiff’s Indorsement of Claim has been filed with the court but not yet served on the Apache defendants.

•	In EDL LNG (WA) Pty Ltd et al. vs. Apache Energy Limited et al., Civ. 1751 of 2014, in the Supreme Court of Western Australia, plaintiffs allege that an Apache subsidiary and Santos (BOL) Pty Ltd supplied one such plaintiff with natural gas and that, as a consequence of a disruption in gas supply following the Incident, plaintiffs incurred damages of approximately $17.5 million (no currency is specified) for alleged alternative gas and diesel, and, alternatively, plaintiffs seek an unspecified amount of liquidated damages from their gas sellers.

•	In Newmont Mining Services Pty Ltd et al. vs. Apache Energy Limited et al., Civ. 1727 of 2014, in the Supreme Court of Western Australia, plaintiffs allege that Santos (BOL) Pty Ltd supplied one such plaintiff with natural gas and that, as a consequence of a disruption in gas supply following the Incident, plaintiffs incurred an unspecified amount of damages for alleged alternative energy and associated expenses, except that as an alternative measure of damage plaintiffs seek to recover $6.4 million (no currency is specified) in liquidated damages from Santos (BOL) Pty Ltd. Plaintiffs’ Indorsement of Claim has been filed with the court but not yet served on the Apache defendants.

With respect to the claims in which the plaintiffs have not specified an amount of alleged damages in their court filings, the exposure related to such claims is not material or, in the case of Wesfarmers, not currently determinable but not expected to be material. Insurance statistics maintained by the Insurance Council of Australia show that the total insured loss resulting from the gas supply disruption was $230 million AUD.

The applicable six-year limitations period has expired. In six years none of the above-referenced plaintiffs presented a claim to Apache or its subsidiaries prior to filing suit and instead, each allowed the same plaintiff law firm to file suit in Western Australia at the latest possible moment. The Apache defendants do not believe that any of the claims have merit and will vigorously pursue their defenses against such claims. The plaintiffs seek relief primarily in tort, in circumvention of their own positive arrangements regarding risk allocation and in contravention of the High Court’s decision in the Brookfield case. In respect of the pending claims filed prior to expiration of the limitations period, contractual liquidated damages under the long-term contracts with such provisions, and under which an Apache subsidiary is a gas supplier, would not be expected to exceed $20 million AUD exclusive of interest. This is a reduction from previous estimates. In addition, Company subsidiaries have received confirmation of liability insurance coverage from both the primary insurer and the excess insurers.

No other material change in the status of these matters has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

Breton Lawsuit

On October 29, 2012, plaintiffs filed an amended complaint in Breton Energy, L.L.C. et al. v. Mariner Energy Resources, Inc., et al., Case 4:11-cv-03561, in the United States District Court for the Southern District of Texas, Houston Division, seeking compensation from defendants for allegedly depriving plaintiffs of rights to hydrocarbons in a reservoir described by plaintiffs as a common reservoir in West Cameron Blocks 171 and 172 offshore Louisiana in the Gulf of Mexico. Plaintiffs assert claims for waste and drainage. On May 28, 2013, the United States District Court for the Southern District of Texas dismissed the plaintiffs’ claims and entered judgment in favor of the defendants. Plaintiffs appealed. On August 12, 2014, the United States Court of Appeals for the Fifth Circuit affirmed the District Court as to the claims for waste against all defendants except International Paper and also affirmed the District Court as to the claims for drainage against all defendants. The Company’s subsidiary, Mariner Energy Resources, Inc. (now known as Apache Shelf, Inc.), was dismissed from the case but is obligated to indemnify the remaining defendant, International Paper, against the sole remaining claim. Prior to trial, which was to commence on November 3, 2014, plaintiffs settled their remaining claim in an amount that is not material and does not have a material effect on the Company’s financial position, results of operations, or liquidity. The lawsuit is concluded.

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

Burrup-Related Gas Supply Lawsuits

On October 11, 2013, a lawsuit captioned Pankaj Oswal v. Apache Corporation, No. WAD 389/2013, in the Federal Court of Australia, District of Western Australia, General Division, was filed in which plaintiff asserts claims against the Company under the Australian Trade Practices Act. The case has been set for a preliminary hearing commencing December 8, 2014. The Company does not believe the lawsuit has merit and will vigorously defend against it. No other material change in the status of this matter has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

In the case captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653, in the Supreme Court of Victoria, plaintiff filed an application seeking to amend her statement of claim in order to add parties as defendants to the proceedings, including the Company and certain of its subsidiaries. Similarly, in a companion case captioned Pankaj Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2012 01995, in the Supreme Court of Victoria, plaintiff also filed an application seeking to amend his statement of claim in order to add parties as defendants to the proceedings, including the Company and certain of its subsidiaries. This was the second attempt by the plaintiffs to amend their pleadings, with their first attempt having been unsuccessful. While reserving all rights, including all defenses to the plaintiffs’ proposed amended pleadings, the Company and its subsidiaries did not object to the plaintiffs’ revised applications to amend their pleadings, which is a procedural matter. The court granted plaintiffs’ applications and entered a scheduling order with respect to the filing of all amended pleadings. On July 23, 2014, the Apache defendants filed their responsive pleadings, which include substantial counterclaims against the Oswals by a Company subsidiary. The Company and its subsidiaries do not believe the plaintiffs’ claims have merit and will vigorously defend against them. Trial is set to commence August 3, 2015. No other material change in the status of these matters has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

Concerning the action filed by Tap (Harriet) Pty Ltd (Tap) against Burrup Fertilisers Pty Ltd et al., Civ. 2329 of 2009, in the Supreme Court of Western Australia, the remaining parties have settled and the lawsuit has been discontinued by consent. The lawsuit is concluded.

Environmental Matters

As of September 30, 2014, the Company had an undiscounted reserve for environmental remediation of approximately $86 million. The Company is not aware of any environmental claims existing as of September 30, 2014, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

On May 25, 2011, a panel of the Bureau of Ocean Energy Management (BOEMRE, as it was then known) published a report dated May 23, 2011, and titled “OCS G-2580, Vermilion Block 380 Platform A, Incidents of Noncompliance.” The report concerned the BOEMRE’s investigation of a fire on the Vermilion 380 A platform located in the Gulf of Mexico. At the time of the incident, Mariner operated the platform. On December 27, 2011, the Bureau of Safety and Environmental Enforcement (BSEE, successor to BOEMRE) issued several Incidents of Non-Compliance, which may provide the basis for the assessment of civil penalties against Mariner. The Company’s subsidiary, Apache Deepwater LLC, which is the successor by merger to Mariner effective November 10, 2010, has been presented with a BSEE notice of proposed civil penalty assessment in an amount that is not material and that will not have a material effect on the Company’s financial position, results of operations, or liquidity.

No other material change in the status of these matters has occurred since the filing of Apache’s Current Report on Form 8-K dated July 17, 2014 for its 2013 fiscal year.

9. CAPITAL STOCK

Net Income (Loss) per Common Share

A reconciliation of the components of basic and diluted net income (loss) per common share for the quarters and nine-month periods ended September 30, 2014 and 2013 is presented in the table below.

	For the Quarter Ended September 30,
	2014			2013
	Loss	Shares	Per Share	Income (Loss)	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) from continuing operations	$(1,330)	381	$(3.50)	$429	399	$1.08
Loss from discontinued operations	—	381	—	(129)	399	(0.33)

Income (loss) attributable to common stock	$(1,330)	381	$(3.50)	$300	399	$0.75

Effect of Dilutive Securities:
Stock options and other	—	—		—	2
Diluted:
Income (loss) from continuing operations	$(1,330)	381	$(3.50)	$429	401	$1.07
Loss from discontinued operations	—	381	—	(129)	401	(0.32)

Income (loss) attributable to common stock	$(1,330)	381	$(3.50)	$300	401	$0.75

	For the Nine Months Ended September 30,
	2014			2013
	Loss	Shares	Per Share	Income (Loss)	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) from continuing operations	$(72)	387	$(0.19)	$2,206	394	$5.59
Loss from discontinued operations	(517)	387	(1.33)	(192)	394	(0.48)

Income (loss) attributable to common stock	$(589)	387	$(1.52)	$2,014	394	$5.11

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	—	—		44	11
Stock options and other	—	—		—	2
Diluted:
Income (loss) from continuing operations	$(72)	387	$(0.19)	$2,250	407	$5.53
Loss from discontinued operations	(517)	387	(1.33)	(192)	407	(0.47)

Income (loss) attributable to common stock	$(589)	387	$(1.52)	$2,058	407	$5.06

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 4.7 million and 5.4 million for the quarters ending September 30, 2014 and 2013, respectively, and 5.5 million and 6.0 million for the nine months ended September 30, 2014 and 2013, respectively. For the quarter ended September 30, 2013, 4.8 million shares related to the assumed conversion of the Mandatory Convertible Preferred Stock were also anti-dilutive.

Common and Preferred Stock Dividends

For the quarters ended September 30, 2014 and 2013, Apache paid $95 million and $78 million, respectively, in dividends on its common stock. For the nine months ended September 30, 2014 and 2013, Apache paid $271 million and $223 million, respectively.

In the first nine months of 2013, the Company also paid $57 million in dividends on its Series D Preferred Stock, which was converted to common stock in August 2013.

Stock Repurchase Program

Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through September 30, 2014 has repurchased a total of 31.8 million shares at an average price of $88.90 per share. For the nine-month period ended September 30, 2014, the Company repurchased a total of 20.6 million shares at an average price of $88.92 per share. The Company is not obligated to acquire any specific number of shares.

10. BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At September 30, 2014, the Company had production in five countries: the United States, Canada, Egypt, Australia, and the United Kingdom (U.K.) North Sea. Apache also pursues exploration interests in other countries that may, over time, result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United					Other
	States	Canada	Egypt(2)	Australia	North Sea	International	Total
	(In millions)
For the Quarter Ended September 30, 2014
Oil and Gas Production Revenues	$1,481	$268	$910	$287	$522	$—	$3,468

Operating Income (Loss) (1)	$(988)	$11	$481	$70	$124	$—	$(302)

Other Income (Expense):
Derivative instrument gains (losses), net							273
Other							(1)
General and administrative							(112)
Acquisition, divestiture, and separation costs							(34)
Financing costs, net							(41)

Loss Before Income Taxes							$(217)

For the Nine Months Ended September 30, 2014
Oil and Gas Production Revenues	$4,515	$879	$2,849	$780	$1,800	$—	$10,823

Operating Income(1)	$354	$131	$1,601	$239	$268	$—	$2,593

Other Income (Expense):
Derivative instrument gains (losses), net							79
Other							(3)
General and administrative							(309)
Acquisition, divestiture, and separation costs							(66)
Financing costs, net							(103)

Income Before Income Taxes							$2,191

Total Assets	$30,613	$7,100	$7,246	$9,148	$6,824	$59	$60,990

For the Quarter Ended September 30, 2013
Oil and Gas Production Revenues(3)	$2,029	$325	$1,022	$279	$633	$—	$4,288

Operating Income (Loss)(1)(3)	$310	$4	$658	$117	$186	$(76)	$1,199

Other Income (Expense):
Derivative instrument gains (losses), net							(422)
Other							34
General and administrative							(120)
Financing costs, net							(50)

Income Before Income Taxes(3)							$641

For the Nine Months Ended September 30, 2013
Oil and Gas Production Revenues(3)	$5,543	$952	$2,924	$867	$2,025	$—	$12,311

Operating Income (Loss) (1)(3)	$1,607	$17	$1,827	$373	$634	$(76)	$4,382

Other Income (Expense):
Derivative instrument gains (losses), net							(275)
Other							78
General and administrative							(359)
Financing costs, net							(157)

Income Before Income Taxes(3)							$3,669

Total Assets(3)	$29,503	$7,083	$7,142	$7,567	$7,292	$54	$58,641

(1)	Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion, and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. U.S.’s operating income (loss) for the third quarter and the first nine months of 2014 includes a $1.5 billion non-cash write-down of its carrying value of oil and gas properties. North Sea’s operating income (loss) for the third quarter and first nine months of 2014 include non-cash write-downs of the carrying value of oil and gas properties totaling $17 million and $220 million, respectively.
(2)	Includes a noncontrolling interest in Egypt for the quarter and nine months ended September 30, 2014.
(3)	Amounts for 2013 have been recast to exclude discontinued operations.

11. SUPPLEMENTAL GUARANTOR INFORMATION

In December 1999, Apache Finance Canada issued approximately $300 million of publicly-traded notes due in 2029. The notes are fully and unconditionally guaranteed by Apache. The following condensed consolidating financial statements are provided as an alternative to filing separate financial statements.

Apache Finance Canada is 100 percent owned by Apache Corporation. As such, these condensed consolidating financial statements should be read in conjunction with Apache’s consolidated financial statements and the notes thereto, of which this note is an integral part.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended September 30, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$882	$—	$2,586	$—	$3,468
Equity in net income (loss) of affiliates	491	5	1	(497)	—
Derivative instrument gains (losses), net	320	—	(47)	—	273
Other	(34)	14	17	2	(1)

	1,659	19	2,557	(495)	3,740

OPERATING EXPENSES:
Depreciation, depletion, and amortization	1,914	—	921	—	2,835
Asset retirement obligation accretion	8	—	38	—	46
Lease operating expenses	137	—	515	—	652
Gathering and transportation	15	—	52	—	67
Taxes other than income	67	—	103	—	170
General and administrative	89	—	21	2	112
Acquisition, divestiture, and separation costs	34	—	—	—	34
Financing costs, net	45	11	(15)	—	41

	2,309	11	1,635	2	3,957

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(650)	8	922	(497)	(217)
Provision (benefit) for income taxes	678	2	344	—	1,024

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(1,328)	6	578	(497)	(1,241)
Net loss from discontinued operations, net of tax	—	—	—	—	—

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(1,328)	6	578	(497)	(1,241)
Net income attributable to noncontrolling interest	—	—	89	—	89

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(1,328)	$6	$489	$(497)	$(1,330)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$(1,328)	$6	$489	$(497)	$(1,330)

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended September 30, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,374	$—	$2,914	$—	$4,288
Equity in net income (loss) of affiliates	619	(4)	3	(618)	—
Derivative instrument gains (losses), net	(422)	—	—	—	(422)
Other	2	16	17	(1)	34

	1,573	12	2,934	(619)	3,900

OPERATING EXPENSES:
Depreciation, depletion, and amortization	1,041	—	954	—	1,995
Asset retirement obligation accretion	20	—	45	—	65
Lease operating expenses	254	—	518	—	772
Gathering and transportation	18	—	63	—	81
Taxes other than income	62	—	114	—	176
General and administrative	103	—	18	(1)	120
Financing costs, net	36	14	—	—	50

	1,534	14	1,712	(1)	3,259

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	39	(2)	1,222	(618)	641
Provision (benefit) for income taxes	(267)	(1)	474	—	206

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	306	(1)	748	(618)	435
Net loss from discontinued operations, net of tax	—	—	(129)	—	(129)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	306	(1)	619	(618)	306
Preferred stock dividends	6	—	—	—	6

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$300	$(1)	$619	$(618)	$300

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$295	$(1)	$619	$(618)	$295

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$2,669	$—	$8,154	$—	$10,823
Equity in net income (loss) of affiliates	1,233	58	6	(1,297)	—
Derivative instrument gains (losses), net	175	—	(96)	—	79
Other	(106)	41	57	5	(3)

	3,971	99	8,121	(1,292)	10,899

OPERATING EXPENSES:
Depreciation, depletion, and amortization	2,598	—	2,900	—	5,498
Asset retirement obligation accretion	23	—	112	—	135
Lease operating expenses	386	—	1,476	—	1,862
Gathering and transportation	43	—	160	—	203
Taxes other than income	193	—	339	—	532
General and administrative	276	—	28	5	309
Acquisition, divestiture, and separation costs	66	—	—	—	66
Financing costs, net	118	31	(46)	—	103

	3,703	31	4,969	5	8,708

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	268	68	3,152	(1,297)	2,191
Provision for income taxes	730	4	1,234	—	1,968

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(462)	64	1,918	(1,297)	223
Net loss from discontinued operations, net of tax	(127)	—	(390)	—	(517)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(589)	64	1,528	(1,297)	(294)
Net income attributable to noncontrolling interest	—	—	295	—	295

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(589)	$64	$1,233	$(1,297)	$(589)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK(1)	$(590)	$64	$1,233	$(1,297)	$(590)

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$3,775	$—	$8,536	$—	$12,311
Equity in net income (loss) of affiliates	1,947	(21)	8	(1,934)	—
Derivative instrument gains (losses), net	(275)	—	—	—	(275)
Other	3	46	33	(4)	78

	5,450	25	8,577	(1,938)	12,114

OPERATING EXPENSES:
Depreciation, depletion, and amortization	1,912	—	2,745	—	4,657
Asset retirement obligation accretion	60	—	132	—	192
Lease operating expenses	802	—	1,473	—	2,275
Gathering and transportation	49	—	182	—	231
Taxes other than income	163	—	411	—	574
General and administrative	305	—	58	(4)	359
Financing costs, net	104	42	11	—	157

	3,395	42	5,012	(4)	8,445

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,055	(17)	3,565	(1,934)	3,669
Provision (benefit) for income taxes	(3)	(4)	1,426	—	1,419

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	2,058	(13)	2,139	(1,934)	2,250
Net loss from discontinued operations, net of tax	—	—	(192)	—	(192)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	2,058	(13)	1,947	(1,934)	2,058
Preferred stock dividends	44	—	—	—	44

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$2,014	$(13)	$1,947	$(1,934)	$2,014

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$2,022	$(13)	$1,947	$(1,934)	$2,022

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2014

			All Other
	Apache Corporation	Apache Finance Canada	Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$3,574	$(37)	$2,909	$—	$6,446
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	82	—	82

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,574	(37)	2,991	—	6,528
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(5,425)	—	(1,706)	—	(7,131)
Additions to gas gathering, transmission, and processing facilities	(21)	—	(1,014)	—	(1,035)
Proceeds from sale of Deepwater Gulf of Mexico assets	1,367	—	—	—	1,367
Restricted cash related to divestitures	(545)	—	—	—	(545)
Proceeds from sale of other oil and gas properties	35	—	355	—	390
Leasehold and property acquisitions	(503)	—	(152)	—	(655)
Investment in subsidiaries, net	2,303	—	—	(2,303)	—
Other	(67)	—	(13)	—	(80)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(2,856)	—	(2,530)	(2,303)	(7,689)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	748	—	748

NET CASH USED IN INVESTING ACTIVITIES	(2,856)	—	(1,782)	(2,303)	(6,941)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	1,248	—	(2)	—	1,246
Intercompany borrowings	—	10	(2,322)	2,312	—
Distributions to noncontrolling interest	—	—	(124)	—	(124)
Dividends paid	(271)	—	—	—	(271)
Treasury stock activity, net	(1,830)	—	—	—	(1,830)
Other	—	24	23	(9)	38

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(853)	34	(2,425)	2,303	(941)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(42)	—	(42)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(853)	34	(2,467)	2,303	(983)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(135)	(3)	(1,258)	—	(1,396)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155	3	1,748	—	1,906

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20	$—	$490	$—	$510

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2013

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$1,434	$(89)	$5,855	$—	$7,200
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	158	—	158

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,434	(89)	6,013	—	7,358
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(2,798)	—	(4,388)	—	(7,186)
Additions to gas gathering, transmission, and processing facilities	(85)	—	(767)	—	(852)
Proceeds from divestiture of Shelf	3,594	—	—	—	3,594
Proceeds from Kitimat LNG transaction, net	—	—	396	—	396
Proceeds from the sale of other oil and gas properties	—	—	199	—	199
Leasehold and property acquisitions	(158)	—	(155)	—	(313)
Investment in subsidiaries, net	596	—	—	(596)	—
Other	(41)	—	29	—	(12)

NET CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES	1,108	—	(4,686)	(596)	(4,174)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(160)	—	(160)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,108	—	(4,846)	(596)	(4,334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	(502)	—	(37)	—	(539)
Intercompany borrowings	—	1	(585)	584	—
Payments on fixed rate debt	(900)	—	—	—	(900)
Dividends paid	(280)	—	—	—	(280)
Treasury stock activity, net	(249)	—	—	—	(249)
Other	17	88	(79)	12	38

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(1,914)	89	(701)	596	(1,930)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(3)	—	(3)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,914)	89	(704)	596	(1,933)
NET INCREASE IN CASH AND CASH EQUIVALENTS	628	—	463	—	1,091
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	160	—	160

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$628	$—	$623	$—	$1,251

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2014

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20	$—	$490	$—	$510
Short-term restricted cash	74	—	—	—	74
Receivables, net of allowance	836	—	1,451	—	2,287
Inventories	31	—	682	—	713
Drilling advances	25	1	408	—	434
Derivative instruments	41	—	—	—	41
Prepaid assets and other	91	—	276	—	367
Intercompany receivable	6,442	—	—	(6,442)	—

	7,560	1	3,307	(6,442)	4,426

PROPERTY AND EQUIPMENT, NET	17,039	—	35,996	—	53,035

OTHER ASSETS:
Intercompany receivable	—	—	740	(740)	—
Equity in affiliates	25,975	1,205	440	(27,620)	—
Long-term restricted cash	471	—	—	—	471
Goodwill, net	173	—	1,196	—	1,369
Deferred charges and other	221	1,004	1,464	(1,000)	1,689

	$51,439	$2,210	$43,143	$(35,802)	$60,990

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$736	$12	$568	$—	$1,316
Current debt	20	—	—	—	20
Asset retirement obligation	115	—	62	—	177
Other current liabilities	1,300	5	1,489	—	2,794
Intercompany payable	—	—	6,442	(6,442)	—

	2,171	17	8,561	(6,442)	4,307

LONG-TERM DEBT	10,604	298	—	—	10,902

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	740	—	—	(740)	—
Income taxes	4,258	—	5,040	—	9,298
Asset retirement obligation	466	—	2,630	—	3,096
Other	2,382	250	(1,231)	(1,000)	401

	7,846	250	6,439	(1,740)	12,795

COMMITMENTS AND CONTINGENCIES APACHE SHAREHOLDERS’ EQUITY	30,818	1,645	25,975	(27,620)	30,818
Noncontrolling interest	—	—	2,168	—	2,168

TOTAL EQUITY	30,818	1,645	28,143	(27,620)	32,986

	$51,439	$2,210	$43,143	$(35,802)	$60,990

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

Strategic Overview

Over the last five years, Apache has greatly enlarged and enhanced its North American onshore resource base, which we believe is capable of driving our growth and performance for the foreseeable future. During the last 18 months, we have further increased the focus on our North American Onshore business by divesting $10 billion of properties. In North America, we completed the sale of our Gulf of Mexico Shelf region assets, certain non-producing assets in the deepwater Gulf of Mexico, and non-strategic, primarily dry-gas, assets in Canada. Internationally, we sold a one-third noncontrolling interest in our Egypt operations and all of our assets in Argentina. In addition, we intend to completely exit the Wheatstone and Kitimat LNG projects, and, in light of our expanding opportunity set in North American Onshore, we are evaluating our international assets and exploring multiple opportunities, including the potential separation of some or all of them through the capital markets.

In addition, in June 2013 we launched a share repurchase program. Through September 30, 2014, we have repurchased a total of 31.8 million of the 40 million shares authorized by our Board of Directors. Under the program, we are not obligated to acquire any specific number of shares.

Financial Highlights

•	Net cash provided by operating activities (operating cash flows or cash flows) totaled $6.5 billion for the first nine months of 2014, driven by the strength of our North American drilling program.

•	For the third quarter of 2014, Apache reported a loss of $1.3 billion, or $3.50 per diluted common share, compared with earnings of $300 million, or $0.75 per diluted share, for the prior-year quarter. The loss for the 2014 third quarter reflects after-tax write-downs of oil and gas properties in the U.S. and U.K. North Sea totaling $1.0 billion, a deferred tax charge on undistributed foreign earnings totaling $814 million, and a deferred tax charge on distributed foreign earnings of $249 million. These expenses were partially offset by an unrealized after-tax gain on commodity derivative mark-to-market changes of $202 million.

•	Results for the first nine months of 2014 reflected a loss of $589 million, or $1.52 per diluted common share, compared with earnings of $2.0 billion, or $5.06 per diluted share, in the comparable prior-year period. The loss for the 2014 nine-month period reflects after-tax write-downs of oil and gas properties in the U.S. and U.K. North Sea totaling $1.1 billion, third-quarter deferred tax adjustments noted above, and an after-tax loss of $517 million on discontinued operations in Argentina. These expenses were partially offset by an unrealized after-tax gain on commodity derivative mark-to-market changes of $220 million.

Third Quarter Operational Developments

Average daily production in the third quarter of 2014 totaled 637 thousand barrels of oil equivalent (Mboe), a decrease of 105 Mboe from the comparative 2013 quarter. The prior-year quarter includes volumes from properties in the Gulf of Mexico Shelf and Canada that have since been divested.

North America

•	North American onshore liquids averaged 211,402 barrels per day, up 12 percent over the prior-year quarter.

•	North American onshore liquids production represented nearly 55 percent of our worldwide liquids production and 33 percent of our overall production.

•	The Permian region averaged 42 operated rigs during the quarter, drilling 195 gross wells, 144 net wells. Combined, drilling activity in the region resulted in a production increase of 23 percent relative to the prior-year period.

•	The Central region averaged 31 operated rigs during the quarter, drilling 70 gross wells, 46 net wells, in plays such as the Granite Wash, Marmaton and Cleveland. In the Canyon Lime play, the region averaged 2 rigs in the third quarter, increasing to 5 by October.

•	Gulf Coast region averaged 10 operated rigs during the quarter, drilling 19 gross wells, 14 net wells. In the East Texas Eagle Ford play, the region brought on 6 new wells in the Reveille area of Brazos County with an average 30-day initial production of 687 barrels of oil equivalent per day (boe/d).

•	The Canada region averaged 8 operated rigs, 2 at Kitimat, during the quarter, drilling 25 gross wells, 20 net wells. Apache spud initial wells at the Duvernay seven well pad and drilled the first well at the Montney two well pad.

International

•	The Australia region averaged 2 rigs, drilling 5 gross wells, 2 net wells, during the quarter. Production was up 12 percent over the second quarter of 2014 as a result of the successful commencement of production from the Balnaves Oil Development. In addition, during the quarter, the Company made a significant first oil discovery in Australia’s offshore Canning Basin at the Phoenix South-1 well which encountered oil in 4 discrete columns, the results of which are still being evaluated.

•	The North Sea region averaged 5 rigs, drilling 4 gross wells, 4 net wells. During the quarter, the region successfully completed the regular scheduled annual maintenance turnaround across all operated assets ahead of schedule and without incident.

•	The Egypt region averaged 27 rigs during the quarter, drilling 63 gross wells, 54 net wells.

Results of Operations

Oil and Gas Revenues

Oil and gas production revenues for the third quarter of 2014 totaled $3.5 billion, a $820 million decrease from the comparative 2013 quarter. The table below presents revenues by region and each region’s percent contribution to revenues for 2014 and 2013.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
	Value	Contribution	Value	Contribution	Value	Contribution	Value	Contribution
	($ in millions)
Total Oil Revenues:
United States	$1,121	41%	$1,594	46%	$3,358	40%	$4,253	43%
Canada	140	5%	167	5%	434	5%	442	5%

North America	1,261	46%	1,761	51%	3,792	45%	4,695	48%

Egypt (1)	805	29%	925	26%	2,536	30%	2,633	27%
Australia	200	7%	201	6%	523	6%	603	6%
North Sea	487	18%	581	17%	1,667	19%	1,859	19%

International (1)	1,492	54%	1,707	49%	4,726	55%	5,095	52%

Total(1)(2)	$2,753	100%	$3,468	100%	$8,518	100%	$9,790	100%

Total Gas Revenues:
United States	$210	39%	$286	44%	$721	41%	$894	44%
Canada	112	21%	139	22%	382	21%	457	22%

North America	322	60%	425	66%	1,103	62%	1,351	66%

Egypt (1)	101	19%	97	15%	303	17%	291	14%
Australia	87	16%	78	12%	257	15%	264	13%
North Sea	28	5%	45	7%	110	6%	142	7%

International (1)	216	40%	220	34%	670	38%	697	34%

Total(1)(3)	$538	100%	$645	100%	$1,773	100%	$2,048	100%

Natural Gas Liquids (NGL)
Revenues:
United States	$150	85%	$149	85%	$436	82%	$396	84%
Canada	16	9%	19	11%	63	12%	53	11%

North America	166	94%	168	96%	499	94%	449	95%

Egypt (1)	4	2%	—	0%	10	2%	—	0%
North Sea	7	4%	7	4%	23	4%	24	5%

International (1)	11	6%	7	4%	33	6%	24	5%

Total (1)	$177	100%	$175	100%	$532	100%	$473	100%

Total Oil and Gas Revenues:
United States	$1,481	42%	$2,029	47%	$4,515	42%	$5,543	45%
Canada	268	8%	325	8%	879	8%	952	8%

North America	1,749	50%	2,354	55%	5,394	50%	6,495	53%

Egypt (1)	910	27%	1,022	24%	2,849	26%	2,924	24%
Australia	287	8%	279	6%	780	7%	867	7%
North Sea	522	15%	633	15%	1,800	17%	2,025	16%

International (1)	1,719	50%	1,934	45%	5,429	50%	5,816	47%

Total (1)	$3,468	100%	$4,288	100%	$10,823	100%	$12,311	100%

Discontinued Operations - Argentina
Oil Revenues	$—		$71		$45		$200
Gas Revenues	—		47		39		148
NGL Revenues	—		4		3		16

Total	$—		$122		$87		$364

(1)	Includes revenues attributable to a noncontrolling interest in Egypt for the quarter and nine months ended September 30, 2014.
(2)	Financial derivative hedging activities decreased oil revenues $2 million for the 2014 nine-month period, and $7 million and $44 million for the 2013 third quarter and nine-month period, respectively.
(3)	Financial derivative hedging activities increased natural gas revenues $2 million for the 2014 nine-month period, and $9 million and $26 million for the 2013 third quarter and nine-month period, respectively.

Production

The table below presents third-quarter and year-to-date 2014 and 2013 production and the relative increase or decrease from the prior period.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Oil Volume – b/d
United States	133,613	163,690	(18%)	130,675	156,803	(17%)
Canada	17,672	18,573	(5%)	17,748	18,112	(2%)

North America	151,285	182,263	(17%)	148,423	174,915	(15%)

Egypt(1)(2)	87,499	89,294	(2%)	88,076	89,530	(2%)
Australia	22,014	18,787	17%	17,817	20,195	(12%)
North Sea	55,247	57,861	(5%)	58,636	63,291	(7%)

International	164,760	165,942	(1%)	164,529	173,016	(5%)

Total	316,045	348,205	(9%)	312,952	347,931	(10%)

Natural Gas Volume – Mcf/d
United States	579,188	830,423	(30%)	589,565	848,173	(30%)
Canada	300,803	529,402	(43%)	331,470	523,163	(37%)

North America	879,991	1,359,825	(35%)	921,035	1,371,336	(33%)

Egypt(1)(2)	377,838	350,504	8%	374,384	357,747	5%
Australia	201,386	212,141	(5%)	209,163	212,845	(2%)
North Sea	50,647	46,971	8%	50,209	50,108	0%

International	629,871	609,616	3%	633,756	620,700	2%

Total	1,509,862	1,969,441	(23%)	1,554,791	1,992,036	(22%)

NGL Volume – b/d
United States	61,712	57,510	7%	57,163	54,639	5%
Canada	5,381	7,012	(23%)	6,349	6,788	(6%)

North America	67,093	64,522	4%	63,512	61,427	3%

Egypt(1)(2)	726	—	NM	616	—	NM
North Sea	1,294	1,097	18%	1,251	1,263	(1%)

International	2,020	1,097	84%	1,867	1,263	48%

Total	69,113	65,619	5%	65,379	62,690	4%

BOE per day(3)
United States	291,857	359,604	(19%)	286,099	352,804	(19%)
Canada	73,187	113,819	(36%)	79,341	112,095	(29%)

North America	365,044	473,423	(23%)	365,440	464,899	(21%)

Egypt(2)	151,198	147,711	2%	151,090	149,154	1%
Australia	55,578	54,144	3%	52,677	55,669	(5%)
North Sea	64,982	66,787	(3%)	68,255	72,905	(6%)

International	271,758	268,642	1%	272,022	277,728	(2%)

Total	636,802	742,065	(14%)	637,462	742,627	(14%)

Discontinued Operations – Argentina
Oil (b/d)	—	9,560	NM	2,269	9,408	NM
Gas (Mcf/d)	—	185,962	NM	46,599	186,241	NM
NGL (b/d)	—	1,713	NM	424	2,254	NM
BOE/d	—	42,266	NM	10,461	42,702	NM

(1)	Gross oil, natural gas, and NGL production in Egypt for the third quarter and nine-month periods of 2014 and 2013 were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Oil (b/d)	195,165	193,869	196,938	195,442
Gas (Mcf/d)	891,392	915,965	906,751	910,599
NGL (b/d)	1,978	—	1,780	—

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the third quarter and nine-month periods of 2014 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Oil (b/d)	29,201	—	29,259	—
Gas (Mcf/d)	127,020	—	124,836	—
NGL (b/d)	242	—	205	—

(3)	The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

NM — Not meaningful

Pricing

The table below presents third-quarter and year-to-date 2014 and 2013 pricing and the relative increase or decrease from the prior periods.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Average Oil Price—Per barrel
United States	$91.26	$105.82	(14%)	$94.14	$99.35	(5%)
Canada	85.43	97.58	(12%)	89.45	89.33	0%
North America	90.58	104.98	(14%)	93.58	98.31	(5%)
Egypt	100.06	112.61	(11%)	105.50	107.73	(2%)
Australia	98.82	116.21	(15%)	107.50	109.40	(2%)
North Sea	95.80	109.33	(12%)	104.13	107.61	(3%)
International	98.47	111.87	(12%)	105.23	107.88	(2%)
Total(1)	94.69	108.27	(13%)	99.71	103.07	(3%)
Average Natural Gas Price—Per Mcf
United States	$3.94	$3.75	5%	$4.48	$3.86	16%
Canada	4.04	2.87	41%	4.22	3.20	32%
North America	3.97	3.41	16%	4.39	3.61	22%
Egypt	2.91	3.01	(3%)	2.96	2.98	(1%)
Australia	4.70	3.98	18%	4.51	4.54	(1%)
North Sea	6.10	10.29	(41%)	8.06	10.37	(22%)
International	3.74	3.91	(4%)	3.88	4.11	(6%)
Total(2)	3.88	3.56	9%	4.18	3.77	11%
Average NGL Price—Per barrel
United States	$26.39	$28.25	(7%)	$27.96	$26.55	5%
Canada	33.50	28.77	16%	36.40	28.49	28%
North America	26.96	28.30	(5%)	28.81	26.76	8%
Egypt	52.80	—	NM	56.57	—	NM
North Sea	59.47	69.77	(15%)	66.18	70.51	(6%)
International	57.07	69.77	(18%)	63.01	70.51	(11%)
Total	27.84	29.00	(4%)	29.78	27.64	8%
Discontinued Operations—Argentina
Oil price ($/Bbl)	$—	$79.77	NM	$72.70	$77.66	(6%)
Gas price ($/Mcf)	—	2.76	NM	3.04	2.91	4%
NGL price ($/Bbl)	—	22.19	NM	24.57	25.11	(2%)

(1)	Reflects a per-barrel decrease of $0.02 from derivative hedging activities for the 2014 nine-month period, and a decrease of $0.22 and $0.45 from derivative hedging activities for the comparative 2013 third quarter and nine-month period, respectively.
(2)	Reflects a per-Mcf increase of $0.05 and $0.04 from derivative hedging activities for the comparative 2013 third quarter and nine-month period, respectively.

NM — Not meaningful

Third-Quarter 2014 compared to Third-Quarter 2013

Crude Oil Revenues Crude oil revenues for the third quarter of 2014 totaled $2.8 billion, a $715 million decrease from the comparative 2013 quarter. A 9 percent decrease in average daily production decreased third-quarter 2014 revenues by $280 million compared to the prior-year quarter, while 13 percent lower realized prices decreased revenues by $435 million. Crude oil prices realized in the third quarter of 2014 averaged $94.69 per barrel, compared with $108.27 in the comparative prior-year quarter. Crude oil accounted for 79 percent of oil and gas production revenues and 50 percent of worldwide production in the third quarter of 2014.

Worldwide production decreased 32 thousand barrels of oil per day (Mb/d) from the third quarter of 2013 to 316 Mb/d, primarily as a result of the divestiture of our Gulf of Mexico Shelf assets on September 30, 2013. Exclusive of production from these divested assets, oil production increased 13 Mb/d, primarily on drilling and recompletion activity in the U.S. Permian region, partially offset by production decreases in Canada, Egypt and the North Sea.

Natural Gas Revenues Gas revenues for the third quarter of 2014 totaled $538 million, down 17 percent from the third quarter of 2013. A 23 percent decrease in average production reduced natural gas revenues by $164 million as compared to the prior-year quarter, while a 9 percent increase in average realized prices increased revenues by $57 million. Natural gas accounted for 16 percent of our oil and gas production revenues and 40 percent of our equivalent production.

Worldwide natural gas production was 460 million cubic feet per day (MMcf/d) lower than the third quarter of 2013, primarily as a result of the divestiture of our Gulf of Mexico Shelf assets on September 30, 2013 and certain Western Canadian assets over the last 12 months. Exclusive of production from these divested assets, our worldwide gas production was essentially flat.

NGL Revenues NGL revenues for the third quarter of 2014 totaled $177 million, up $2 million from the third quarter of 2013. A 5 percent increase in average NGL production increased NGL revenues by $9 million compared to the prior-year quarter, while a 4 percent decrease in average realized prices decreased revenues by $7 million. NGLs accounted for approximately 5 percent of our oil and gas production revenues and 10 percent of our equivalent production during the third quarter of 2014.

Worldwide production of NGLs increased 3.5 Mb/d to 69.1 Mb/d in the third quarter of 2014, primarily from increased drilling activity in the Permian region offset by the divestiture of our Gulf of Mexico Shelf assets on September 30, 2013. Exclusive of production from these divested assets, our worldwide NGL production increased 8.7 Mb/d.

Year-to-Date 2014 compared to Year-to-Date 2013

Crude Oil Revenues Crude oil revenues for the first nine months of 2014 totaled $8.5 billion, $1.3 billion lower than the comparative 2013 period, the result of a 10 percent decrease in worldwide production and a 3 percent decrease in average realized prices. Crude oil accounted for 79 percent of oil and gas production revenues and 49 percent of worldwide production for the first nine months of 2014. Lower production volumes reduced revenue by $952 million compared to the first nine months of 2013, and lower realized prices reduced revenues by $320 million. Crude oil prices realized in the first nine months of 2014 averaged $99.71 per barrel, compared with $103.07 in the comparative prior-year period.

Worldwide production declined 35 Mb/d to 313 Mb/d in the first nine months of this year from the same period last year, primarily as a result of the divestiture of our Gulf of Mexico Shelf assets on September 30, 2013. Exclusive of production from these divested assets, worldwide production increased 10 Mb/d, primarily a result of drilling and recompletion activity in our Permian region.

Natural Gas Revenues Gas revenues for the first nine months of 2014 totaled $1.8 billion, down 13 percent from the comparative 2013 period. A 22 percent decline in average production reduced natural gas revenues by $499 million, partially offset by an 11 percent increase in average realized prices that added $224 million to revenues. Natural gas accounted for 16 percent of our oil and gas production revenues and 41 percent of our equivalent production, compared to 17 percent and 45 percent, respectively, for the 2013 period.

Our worldwide natural gas production was 437 MMcf/d lower than the first nine months of 2013 as a result of the divestiture of our Gulf of Mexico Shelf assets on September 30, 2013 and certain Western Canadian assets over the last 12 months. Exclusive of production from these divested assets, worldwide production was essentially flat.

NGL Revenues NGL revenues for the first nine months of 2014 totaled $532 million, up $59 million from the comparative 2013 period. A 4 percent increase in average production increased NGL revenues by $22 million as compared to the prior-year period, and an 8 percent increase in average realized prices increased revenues by $37 million. NGLs accounted for nearly 5 percent of our oil and gas production revenues and 10 percent of our equivalent production during the first nine months of 2014.

Worldwide production of NGLs increased 2.7 Mb/d to 65.4 Mb/d in the first nine months of 2014, primarily from drilling and recompletion activity in the Central and Permian regions. Exclusive of production from divested assets, our worldwide NGL production increased 9.4 Mb/d.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and a boe basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt but exclude discontinued operations in Argentina.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	$1,173	$1,272	$20.03	$18.63	$3,437	$3,740	$19.75	$18.45
Additional	1,562	627	26.65	9.18	1,765	627	10.14	3.09
Other assets	100	96	1.72	1.41	296	290	1.70	1.43
Asset retirement obligation accretion	46	65	0.78	0.95	135	192	0.78	0.95
Lease operating costs	652	772	11.13	11.31	1,862	2,275	10.70	11.22
Gathering and transportation costs	67	81	1.16	1.19	203	231	1.16	1.13
Taxes other than income	170	176	2.90	2.56	532	574	3.06	2.83
General and administrative expense	112	120	1.91	1.78	309	359	1.78	1.77
Acquisition, divestiture, and separation costs	34	—	0.58	—	66	—	0.38	—
Financing costs, net	41	50	0.69	0.74	103	157	0.59	0.78

Total	$3,957	$3,259	$67.55	$47.75	$8,708	$8,445	$50.04	$41.65

Recurring Depreciation, Depletion, and Amortization (DD&A) The following table details the changes in recurring DD&A of oil and gas properties between the third quarter and nine-month periods of 2014 and 2013:

	For the Quarter Ended September 30,	For the Nine Months Ended September 30,
	(In millions)	(In millions)
2013 DD&A	$1,272	$3,740
Volume change	(157)	(487)
DD&A rate change	58	184

2014 DD&A	$1,173	$3,437

Oil and gas property recurring DD&A expense of $1.2 billion in the third quarter of 2014 decreased $99 million compared to the prior-year quarter on an absolute dollar basis: $157 million from lower volumes offset by $58 million increase on rate. Oil and gas property recurring DD&A expense of $3.4 billion in the first nine months of 2014 decreased $303 million compared to the prior-year period on an absolute dollar basis: $487 million from lower volumes offset by $184 million increase on rate. The Company’s oil and gas property recurring DD&A rate increased $1.40 and $1.30 per boe for the third quarter and first nine months of 2014, respectively, compared to the prior-year periods.

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

In the third quarter of 2014, the Company recorded $1.5 billion ($996 million net of tax) and $17 million ($7 million net of tax) in non-cash write-down of the carrying value of the Company’s U.S. and North Sea proved oil and gas properties, respectively. In the second quarter of 2014, the Company recorded a $203 million ($77 million net of tax) non-cash write-down of the carrying value of the Company’s North Sea proved oil and gas properties.

Lease Operating Expenses (LOE) LOE decreased $120 million, or 16 percent, for the quarter, and $413 million, or 18 percent, for the nine-month period, on an absolute dollar basis relative to the comparable periods of 2013. The following table identifies changes in Apache’s LOE rate between the third quarters and nine-month periods of 2014 and 2013.

For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	Per boe		Per boe
2013 LOE	$11.31	2013 LOE	$11.22
Labor and overhead costs	0.42	Labor and overhead costs	0.18
Saltwater disposal	0.12	Saltwater disposal	0.09
Materials	0.07	Materials	0.07
Divestitures(1)	(0.75)	Repairs and maintenance	0.07
Other	0.30	Transportation	0.05
Other increased production	(0.34)	Equipment rental	0.04
		Workovers	0.04
		Divestitures(1)	(1.16)
		Other	0.36
		Other increased production	(0.26)

2014 LOE	$11.13	2014 LOE	$10.70

(1)	Per-unit impact of divestitures is shown net of associated production.

Gathering and Transportation Gathering and transportation costs totaled $67 million and $203 million in the third quarter and first nine months of 2014, respectively, down $14 million and $28 million from the third quarter and first nine months of 2013, respectively. The following table presents gathering and transportation costs paid by Apache directly to third-party carriers for each of the periods presented:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Canada	$29	$38	$93	$118
U.S.	24	23	69	67
Egypt	10	11	31	31
North Sea	4	9	10	15

Total Gathering and transportation	$67	$81	$203	$231

Taxes other than Income Taxes other than income totaled $170 million and $532 million for the third quarter and the first nine months of 2014, respectively, a decrease of $6 million and $42 million, respectively, from the comparative prior-year periods. The following table presents a comparison of these expenses:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Australia PRRT and U.K. PRT	$61	$66	$215	$273
Severance taxes	75	71	199	185
Ad valorem taxes	26	29	89	88
Other	8	10	29	28

Total Taxes other than income	$170	$176	$532	$574

Australia Petroleum Resource Rent Tax (PRRT) expense is a levy assessed on the sale of hydrocarbons derived from specific developmental areas in Australia. We incurred a $45 million charge in the third quarter of 2014. Prior periods reflect no PRRT expense as sales subject to PRRT were fully offset by credits derived from exploration and development expenditures. The North Sea Petroleum Revenue Tax (PRT) is assessed on qualifying fields in the U.K. North Sea. U.K. PRT for the third quarter of 2014 was lower than the 2013 period based on lower revenues. Severance tax expense increased $4 million as a result of higher U.S. onshore production.

U.K. PRT for the first nine months of 2014 was lower when compared to the 2013 period based on a decrease in production revenue. For the first nine months of 2014, higher sales volumes increased severance taxes by $14 million as compared to the first nine months of 2013.

General and Administrative Expenses General and administrative expenses (G&A) for the third quarter of 2014 decreased $8 million from the third quarter of 2013 on an absolute basis and increased $0.13 per boe on a per-unit basis. For the first nine months of 2014 G&A decreased $50 million on an absolute basis from the comparable 2013 period and increased $0.01 per boe on a per-unit basis. Expense for the nine-month 2014 period includes a $25 million benefit from nonrecurring third party cost reimbursements.

Acquisition, Divestiture and Separation Costs During the third quarter of 2014, the Company recognized $34 million in acquisition, divestiture, and separation costs related to acquisition and divestiture activity. For the nine-month 2014 period, the Company recognized $66 million in acquisition, divestiture, and separation costs.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Interest expense	$126	$142	$374	$429
Amortization of deferred loan costs	2	2	5	6
Capitalized interest	(85)	(91)	(270)	(268)
Interest income	(2)	(3)	(6)	(10)

Financing costs, net	$41	$50	$103	$157

Net financing costs were down $9 million and $54 million in the third quarter and first nine months of 2014, respectively, compared to the same 2013 periods. The $16 million and $55 million decreases in interest expense in the third quarter and first nine months of 2014, respectively, were a result of lower average debt balances.

Provision for Income Taxes In the third quarter of 2014, Apache evaluated its permanent reinvestment position and determined that undistributed earnings from certain foreign subsidiaries located in Apache’s Australia, Egypt, and North Sea regions will no longer be permanently reinvested. As a result of this change in position, the Company recorded $814 million of U.S. deferred income tax expense on the undistributed earnings that were previously considered permanently reinvested. In addition, the Company recorded $249 million of U.S. deferred income tax expense on foreign earnings that were distributed to the U.S. in the third quarter of 2014.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, in the third quarter of 2014, the Company recorded $814 million of U.S. deferred income tax expense on foreign earnings no longer deemed to be permanently reinvested as well as the income tax effect of the $1.5 billion and $17 million non-cash write-downs of its U.S. and North Sea proved oil and gas properties, respectively, as discrete items in the third quarter of 2014. In the second quarter of 2014, the Company recorded the income tax impact of a $203 million non-cash write-down of its North Sea proved oil and gas properties as a discrete item. In the third quarter of 2013, the Company recorded the income tax impact of a $552 million non-cash write-down and a $75 million non-cash impairment on its U.S. and Kenyan oil and gas properties, respectively, as discrete items. Excluding these items and certain other tax adjustments, the third quarter 2014 and 2013 rates would have been 44 percent and 41 percent, respectively.

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

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents, and the sources of our restricted cash for the periods presented.

	For the Nine Months Ended September 30,
	2014	2013
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by continuing operating activities	$6,446	$7,200
Proceeds from the sale of Argentina	786	—
Net cash provided by Argentina operations	2	—
Proceeds from sale of Deepwater Gulf of Mexico assets	1,367	—
Proceeds from divestiture of Gulf of Mexico Shelf properties	—	3,594
Proceeds from Kitimat LNG transaction, net	—	396
Proceeds from sale of other oil and gas properties	390	199
Net commercial paper and bank loan borrowings	1,246	—
Other	—	26

	10,237	11,415

Uses of Cash and Cash Equivalents:
Capital expenditures for exploration and development (E&D) activity	$7,131	$7,186
Capital expenditures for gas gathering, transmission, and processing facilities	1,035	852
Net cash used by Argentina operations	—	5
Leasehold and property acquisitions	655	313
Restricted cash from sale of Deepwater Gulf of Mexico assets	545	—
Payments on fixed rate debt	—	900
Net commercial paper and bank loan repayments	—	539
Dividends	271	280
Treasury stock activity, net	1,830	249
Distributions to noncontrolling interest	124	—
Other	42	—

	11,633	10,324

Increase (decrease) in cash and cash equivalents	$(1,396)	$1,091

Sources of Restricted Cash:
Short-term restricted cash from sale of Deepwater Gulf of Mexico assets	74	—
Long-term restricted cash from sale of Deepwater Gulf of Mexico assets	471	—

Increase in restricted cash	$545	$—

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

Net cash provided by continuing operating activities for the first nine months of 2014 totaled $6.4 billion, a decrease of $754 million from the first nine months of 2013. The decrease primarily reflects the impact of 2013 divestitures and comparative changes in working capital during the periods.

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

Capital Expenditures During the first nine months of 2014, capital spending for E&D activities totaled $7.1 billion compared to $7.2 billion in the prior year period. Apache’s E&D capital spending was primarily focused on our North American onshore assets. In the Permian region we averaged 42 operated drilling rigs during the quarter. Our recent drilling successes in the Permian have led the region to increase the number of horizontal drilling rigs being utilized, and now two-thirds of our rigs are drilling horizontal wells that, given their nature, are more costly than vertical wells. In our Gulf Coast region, we are increasing activity on our Eagle Ford acreage in Texas and have nearly tripled E&D spending over the 2013 nine-month period.

Apache also completed leasehold and property acquisitions totaling $655 million during the first nine months of 2014, compared with $313 million in the 2013 period. Our 2014 acquisition investments focused on adding new leasehold positions to our North American onshore portfolio.

Apache’s investment in gas gathering, transmission, and processing facilities totaled $1.0 billion during the first nine months of 2014 compared to $852 million in the prior year period. Apache’s 2014 GTP capital expenditures were primarily for the Wheatstone and Kitimat LNG facilities.

Dividends For the nine-month periods ended September 30, 2014 and 2013, the Company paid $271 million and $223 million, respectively, in dividends on its common stock. In the first nine months of 2013, the Company also paid $57 million in dividends on its Series D Preferred Stock, which was converted to common stock in August 2013.

Shares Repurchased Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through September 30, 2014 has repurchased a total of 31.8 million shares at an average price of $88.90 per share. For the nine-month period ended September 30, 2014, the Company repurchased a total of 20.6 million shares at an average price of $88.92 per share. The Company is not obligated to acquire any specific number of shares.

Restricted Cash The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. As of September 30, 2014, the Company had $545 million of proceeds from the sale of deepwater Gulf of Mexico properties held by a qualified intermediary and available for use in a like-kind exchange under Section 1031 of the U.S. Internal Revenue Code. As of the date of this filing, the Company has utilized or plans to utilize $471 million of the cash held by the qualified intermediary in the acquisition of like-kind property, and as such, this amount is classified as long-term restricted cash on Apache’s consolidated balance sheet as of September 30, 2014. The remaining $74 million of restricted cash was returned to Apache in October and, as such, is classified as short-term restricted cash on Apache’s consolidated balance sheet as of September 30, 2014. For more information regarding the sale of the deepwater Gulf of Mexico properties, please refer to Note 2—Acquisitions and Divestitures.

Liquidity

The following table presents a summary of our key financial indicators at the dates presented:

	September 30,	December 31,
	2014	2013
	(In millions of dollars, except as indicated)
Cash and cash equivalents	$510	$1,906
Short-term restricted cash	74	—
Total debt	10,922	9,725
Equity	32,986	35,393
Available committed borrowing capacity	2,072	3,300
Percent of total debt-to-capitalization	25%	22%

Cash and cash equivalents The Company had $510 million in cash and cash equivalents as of September 30, 2014, compared to $1.9 billion at December 31, 2013. Approximately $487 million of the cash was held by foreign subsidiaries. The cash held by foreign subsidiaries may be subject to additional U.S. income taxes if repatriated. Almost all of the cash is denominated in U.S. dollars and, at times, is invested in highly liquid investment grade securities with maturities of three months or less at the time of purchase.

Debt As of September 30, 2014, outstanding debt, which consisted of notes, debentures, and uncommitted bank lines, totaled $10.9 billion. The Company had approximately $20 million of current debt outstanding borrowed on uncommitted credit facilities and overdraft lines as of September 30, 2014, compared with $53 million as of December 31, 2013.

Available committed borrowing capacity As of September 30, 2014, the Company had unsecured committed revolving syndicated bank credit facilities totaling $3.3 billion, of which $1.0 billion matures in August 2016 and $2.3 billion matures in June 2018 pursuant to a one-year extension approved in May 2014 under the terms of the $2.3 billion facilities. The facilities consist of a $1.7 billion facility and a $1.0 billion facility in the U.S., a $300 million facility in Australia, and a $300 million facility in Canada. As of September 30, 2014, available borrowing capacity under the Company’s credit facilities was $2.1 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

The Company has available a $3.0 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under the Company’s committed credit facilities. As of September 30, 2014, the Company had $1.2 billion of outstanding commercial paper. There was no outstanding commercial paper as of December 31, 2013.

The Company was in compliance with the terms of all credit facilities as of September 30, 2014.

Percent of total debt-to-capitalization The Company’s debt-to-capitalization ratio at September 30, 2014 and December 31, 2013 was 25 percent and 22 percent, respectively.

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, and political climate. Our average crude oil realizations decreased to $94.69 per barrel in the third quarter of 2014 from $108.27 per barrel in the comparable period of 2013. Our average natural gas price realizations increased 9 percent to $3.88 per Mcf in the third quarter of 2014 from $3.56 per Mcf in the comparable period of 2013.

We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. For the third quarter and first nine months of 2014, approximately 11 percent and 9 percent, respectively, of our natural gas production and approximately 40 percent of our crude oil production in each period was subject to financial derivatives. Apache does not hold or issue derivative instruments for trading purposes.

On September 30, 2014, the Company had open natural gas derivatives in an asset position with a fair value of $6 million. A 10 percent movement in natural gas prices would move the fair value by approximately $6 million. The Company also had open oil derivatives in an asset position with a fair value of $35 million. A 10 percent decrease in oil prices would increase the asset by approximately $107 million, while a 10 percent increase in prices would move the derivatives to a liability position of $71 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2014. See Note 3—Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.

Interest Rate Risk

The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 89 percent of the Company’s debt. At September 30, 2014, total debt included approximately $1.2 billion of floating-rate debt. As a result, Apache’s annual interest costs will fluctuate based on short-term interest rates on 11 percent of our total debt outstanding at September 30, 2014. The impact on cash flow of a 10 percent change in the floating interest rate based on debt balances at September 30, 2014, would be approximately $103,000 per quarter.

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

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $176 million would result from a 10 percent weakening or strengthening, respectively, in the Australian dollar, Canadian dollar, and British pound as of September 30, 2014.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2013, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs, and other products or services;

•	our commodity hedging arrangements;

•	the integration of acquisitions;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	the impact on our operations from changes in the Egyptian government;

•	terrorism or cyber-attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•	other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors and elsewhere in our most recently filed Form 10-K, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our Current Report on Form 8-K dated July 17, 2014, other risks and uncertainties in our third-quarter 2014 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4 –	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

G. Steven Farris, the Company’s Chairman of the Board, Chief Executive Officer, and President, in his capacity as principal executive officer, and P. Anthony Lannie, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Please refer to both Note 8—Commitments and Contingencies of the notes to the consolidated financial statements for the fiscal year ended December 31, 2013 contained in Apache’s Current Report on Form 8-K dated July 17, 2014, and Note 8—Commitments and Contingencies of the notes to the consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and as noted above in Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on shares of common stock repurchased by the Company during the quarter ended September 30, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2014	—	$—	—	13,922,662
August 1 to August 31, 2014	2,504,119	99.68	2,504,119	11,418,543
September 1 to September 30, 2014	3,239,674	97.93	3,239,674	8,178,869

Total	5,743,793	$98.69

(1)	On May 9, 2013, the Company announced that its Board of Directors authorized the repurchase of up to 30 million shares of the Company’s common stock. Additionally, on May 15, 2014, the Company announced that the Board of Directors had authorized the repurchase of an additional 10 million shares, supplementing the May 2013 authorization. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any repurchases will be at the discretion of Apache’s management and will depend on a variety of factors, including the stock price, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares will be available for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1	–	Restated Certificate of Incorporation of Registrant, dated September 19, 2013, as filed with the Secretary of State of Delaware on September 19, 2013 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed September 20, 2013, SEC File No. 001-4300).

3.2	–	Bylaws of Registrant, as amended May 16, 2013 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 17, 2013, SEC File No. 001-4300).

*10.1	–	2014 Employee Release and Settlement Agreement, by and between Registrant and Thomas P. Chambers, effective as of August 31, 2014.

*10.2	–	Amendment of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans) by and between Registrant and Thomas P. Chambers, effective as of August 31, 2014.

*10.3	–	Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans) by and between Registrant and Thomas P. Chambers, effective as of August 31, 2014.

*10.4	–	Employee Resignation Agreement by and between Registrant and Alfonso Leon, effective as of October 13, 2014.

*10.5	–	Amendment of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans) by and between Registrant and Alfonso Leon, effective as of October 9, 2014.

*10.6	–	Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), effective October 9, 2014, between Registrant and Alfonso Leon.

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*101.INS	–	XBRL Instance Document.

*101.SCH	–	XBRL Taxonomy Schema Document.

*101.CAL	–	XBRL Calculation Linkbase Document.

*101.LAB	–	XBRL Label Linkbase Document.

*101.PRE	–	XBRL Presentation Linkbase Document.

*101.DEF	–	XBRL Definition Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated: November 6, 2014	/s/ P. ANTHONY LANNIE
P. Anthony Lannie
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 6, 2014	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)