Form 10-K
period 2014-12-31
APACHE CORP
filed 2015-02-27
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2014	$38,470,137,875
Number of shares of registrant’s common stock outstanding as of January 31, 2015	376,823,368

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2015 annual meeting of stockholders have been incorporated by reference in Part II and Part III of this annual report on Form 10-K.

DESCRIPTION

i

DEFINITIONS

All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. As used in this document:

“3-D” means three-dimensional.

“4-D” means four-dimensional.

“b/d” means barrels of oil or natural gas liquids per day.

“bbl” or “bbls” means barrel or barrels of oil or natural gas liquids.

“bcf” means billion cubic feet of natural gas.

“boe” means barrel of oil equivalent, determined by using the ratio of one barrel of oil or NGLs to six Mcf of gas.

“boe/d” means boe per day.

“Btu” means a British thermal unit, a measure of heating value.

“LIBOR” means London Interbank Offered Rate.

“LNG” means liquefied natural gas.

“Mb/d” means Mbbls per day.

“Mbbls” means thousand barrels of oil or natural gas liquids.

“Mboe” means thousand boe.

“Mboe/d” means Mboe per day.

“Mcf” means thousand cubic feet of natural gas.

“Mcf/d” means Mcf per day.

“MMbbls” means million barrels of oil or natural gas liquids.

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

General

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. We currently have exploration and production interests in five countries: the U.S., Canada, Egypt, Australia, and the U.K. North Sea (North Sea). Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities. We treat all operations as one line of business.

Our common stock, par value $0.625 per share, has been listed on the New York Stock Exchange (NYSE) since 1969, on the Chicago Stock Exchange (CHX) since 1960, and on the NASDAQ National Market (NASDAQ) since 2004. On June 10 and 11, 2014, we filed certifications of our compliance with the listing standards of the NYSE and the NASDAQ, including our principal executive officer’s certification of compliance with the NYSE standards. Through our website, www.apachecorp.com, you can access, free of charge, electronic copies of the charters of the committees of our Board of Directors, other documents related to our corporate governance (including our Code of Business Conduct and Governance Principles), and documents we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Included in our annual and quarterly reports are the certifications of our principal executive officer and our principal financial officer that are required by applicable laws and regulations. Access to these electronic filings is available as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. You may also request printed copies of our committee charters or other governance documents free of charge by writing to our corporate secretary at the address on the cover of this report. Our reports filed with the SEC are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov. From time to time, we also post announcements, updates, and investor information on our website in addition to copies of all recent press releases. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

Properties to which we refer in this document may be held by subsidiaries of Apache Corporation. References to “Apache” or the “Company” include Apache Corporation and its consolidated subsidiaries unless otherwise specifically stated.

Business Strategy

Apache’s mission is to grow a profitable exploration and production company in a safe and environmentally responsible manner for the long-term benefit of our shareholders. Apache’s long-term perspective has many dimensions, which are centered on the following core strategic components:

•	rigorous portfolio management

•	conservative capital structure

•	rate of return focus

•	continuous improvement in operating and capital efficiency

Throughout the cycles of our industry, this strategy has underpinned our ability to deliver long-term production and reserve growth and achieve competitive returns on invested capital for the benefit of our shareholders. We have increased reserves 23 out of the last 29 years and production 32 out of the past 36 years, a testament to our consistency over the long-term.

We continuously review and optimize our portfolio of assets in response to changing industry and economic conditions. Over the last several years, Apache has taken action to monetize certain nonstrategic international assets, and enhance and streamline our North American onshore portfolio through a series of divestitures of noncore assets. These include:

•	LNG Projects On December 15, 2014, Apache subsidiaries announced the sale of the Kitimat LNG and Wheatstone LNG projects, along with accompanying upstream oil and gas reserves to Woodside Petroleum Limited for cash consideration of $2.75 billion plus recovery of Apache’s net expenditures in the Wheatstone and Kitimat projects between June 30, 2014 and closing.

•	Nonstrategic Assets in the Anadarko Basin and in Southern Louisiana On December 31, 2014, Apache completed the sale of certain Anadarko basin and southern Louisiana oil and gas assets for approximately $1.3 billion in two separate transactions. In the Anadarko basin, Apache sold approximately 115,000 net acres in Wheeler County, Texas, and western Oklahoma. In southern Louisiana, the Company sold working interests in approximately 90,000 net acres.

•	Certain Gulf of Mexico Deepwater Assets On June 30, 2014, Apache completed the sale of non-operated interests in the Lucius and Heidelberg development projects and 11 primary term deepwater exploration blocks in the Gulf of Mexico for $1.4 billion. The effective date of the transaction was May 1, 2014.

•	Nonstrategic Canadian Assets On April 30, 2014, Apache completed the sale of primarily dry gas producing hydrocarbon assets in the Deep Basin area of western Alberta and British Columbia, Canada, for $374 million. The assets comprise 328,400 net acres in the Ojay, Noel, and Wapiti areas. Apache retained 100 percent of its working interest in horizons below the Cretaceous in the Wapiti area, including rights to the liquids-rich Montney and other deeper horizons. The effective date of the transaction was January 1, 2014.

•	Argentina Operations On March 12, 2014, Apache’s subsidiaries completed the sale of all of the Company’s operations in Argentina to YPF Sociedad Anónima for $800 million (subject to customary closing adjustments) plus the assumption of $52 million of bank debt as of June 30, 2013.

•	Egypt Sinopec Partnership On November 14, 2013, Apache announced the completion of the sale of a one-third minority participation in its Egypt oil and gas business to a subsidiary of Sinopec International Petroleum Exploration and Production Corporation (Sinopec). Apache received cash consideration of $2.95 billion. This noncontrolling interest is recorded separately in the Company’s financial statements.

•	Gulf of Mexico Shelf Operations On September 30, 2013, Apache completed the sale of its Gulf of Mexico Shelf operations and properties to Fieldwood Energy LLC (Fieldwood), an affiliate of Riverstone Holdings. Under the terms of the agreement, Apache received cash consideration of $3.7 billion, and Fieldwood assumed $1.5 billion of discounted asset abandonment liabilities. Additionally, Apache retained 50 percent of its ownership interest in both exploration blocks and in horizons below production in developed blocks, and access to existing infrastructure.

We intend to focus our growth initiatives on our North American onshore portfolio. Our Egypt and the North Sea regions provide a strong complement to our North American production and cash flow by generating steady and attractive rates of return and excess cash flow. This is particularly true in the context of the recent oil price downturn, as the cash flows from both Egypt and the North Sea are less sensitive to falling oil prices than our North American assets. We currently have no intention to exit Egypt or the North Sea. Our non-LNG Australian assets offer a dynamic exploration opportunity; however, we continue to evaluate this area for potential monetization.

While we cannot predict the length or depth of the current oil price correction, or the timing and extent of a potential price rebound, we have moved quickly and decisively regarding what we can control: the timing and levels of capital spending and our cost structure. Specifically, during the third quarter of 2014 we were operating 91 rigs onshore in North America, and by the end of February 2015, our rig count was reduced to 27 rigs. We also reduced the number of completion crews and will delay completing some of our wells in backlog until the associated service costs align with the current commodity price environment. In addition to well cost initiatives, we have taken steps to reduce both lease operating and general and administrative expenses and will continue to take proactive measures to reduce them further. We intend to manage the current downturn as we have other downturns throughout our 60-year history. Apache has proven its ability to capitalize on historical cycles of low commodity prices by focusing on a strong balance sheet, cost discipline, operating efficiency, adding to its extensive inventory of drilling locations, and ensuring we are prepared to take advantage of potential opportunities that arise as a result of low commodity prices, such as the availability of key acreage at attractive prices.

For a more in-depth discussion of our growth strategy, 2014 results, and the Company’s capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Geographic Area Overviews

During 2014, we had exploration and production interests in six countries: the U.S., Canada, Egypt, Australia, the U.K. North Sea, and Argentina. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities. In March 2014, the Company completed the sale of all of its operations in Argentina. Results of operations and cash flows for Argentina operations are reflected as discontinued operations in the Company’s financial statements and are not included in the following table.

The following table sets out a brief comparative summary of certain key 2014 data for each of our operating areas. Additional data and discussion is provided in Part II, Item 7 of this Form 10-K.

	Production	Percentage of Total Production	Production Revenue	Year-End Estimated Proved Reserves	Percentage of Total Estimated Proved Reserves	Gross Wells Drilled	Gross Productive Wells Drilled
	(In MMboe)		(In millions)	(In MMboe)
United States	106.2	45%	$5,744	1,234	52%	1,118	1,095
Canada	28.3	12	1,092	414	17	106	102

Total North America	134.5	57	6,836	1,648	69	1,224	1,197

Egypt(1)	54.9	23	3,539	280	12	220	180
Australia	20.5	9	1,058	323	13	12	10
North Sea	26.1	11	2,316	145	6	22	20

Total International	101.5	43	6,913	748	31	254	210

Total	236.0	100%	$13,749	2,396	100%	1,478	1,407

(1)	Includes production volumes, revenues, and reserves attributable to a noncontrolling interest in Egypt.

North America

Apache’s North American onshore and offshore asset base primarily comprises operations in the Permian Basin, the Anadarko basin in western Oklahoma and the Texas Panhandle, Gulf Coast areas of the U.S., and in Western Canada. We also have leasehold acreage holdings in the Cook Inlet of Alaska and other areas where we are pursuing exploration opportunities. Over the past several years, the Company acquired significant acreage positions in many attractive basins and plays across North America. This portfolio expansion phase shifted during 2013 and 2014 when we completed strategic divestitures to rebalance our portfolio to an asset mix that we believe will drive more predictable growth and deliver increased value to our shareholders. As part of this effort, Apache’s drilling activity has focused on our North America onshore assets, which delivered liquids growth of 19 percent during 2014 excluding the impacts of divestitures. Our North American asset base has a significant inventory of drilling opportunities and base production that provides a foundation for the Company to be flexible in its approach to capital allocation. This flexibility is critical to managing cash flows given volatile commodity prices for crude oil and natural gas.

With the recent decline in oil prices and reduction in our expected cash flow, we have initially set our 2015 capital budget for North America at $2.1 billion to $2.3 billion. This reflects an approximately 65 percent decline from the prior year. This budget covers planned expenditures for drilling, completions, recompletion projects, equipment upgrades, expansion of existing facilities and equipment, plugging and abandonment, seismic studies, and leasing additional acreage.

North America Onshore

Overview We have access to significant liquid hydrocarbons across our 12 million gross acres onshore in the U.S. and Canada, approximately 60 percent of which is undeveloped. Approximately 55 percent of Apache’s worldwide equivalent 2014 production and 68 percent of our estimated year-end proved reserves were in our U.S. and Canada onshore regions. To manage our development efforts across broad acreage positions within North America, our onshore assets are divided into four regions: Permian, Gulf Coast, Central, and Canada.

Permian Region Our Permian region controls over 3.2 million gross acres with exposure to numerous plays across the Permian Basin. Apache is one of the largest operators in the Permian Basin, with more than 14,500 producing wells in 155 fields, including 47 waterfloods and seven CO2 floods. Total region production for 2014 was up 25 percent sequentially as a result of an active drilling program where we ran an average of 40 rigs during the year. Production in the region has increased for 16 consecutive quarters. During the year, we drilled or participated in drilling 728 wells, of which 244 were horizontal. The Permian region’s year-end 2014 estimated proved reserves were 970 MMboe, representing 7 percent growth over year-end 2013.

Over the past several years, the region has been testing numerous formations and building a large inventory of horizontal opportunities in several plays across our acreage position. In 2014, production growth was driven by Wolfcamp wells in the Barnhart area and in the Southern Midland Basin, the Bone Springs development program in the Delaware basin, and Yeso drilling on the Northwest shelf.

We continue to balance large development programs with exploration activity in several new areas. Given its acreage holdings, recent seismic data acquisitions and continued exploration efforts, the region has built a deep portfolio of drilling inventory and opportunities to sustain our activity for many years.

Gulf Coast Region Apache’s Gulf Coast region is known for its proven onshore and near-shore basins of Texas and Louisiana where it has a significant acreage position of approximately 1.2 million gross acres, including approximately 285,000 mineral fee acres. Total region production in 2014 was 30 Mboe/d, of which 50 percent was oil and natural gas liquids.

During the year, the region continued to delineate its East Texas Eagle Ford play, primarily in Brazos and Burleson counties, with consistently strong results. As our drilling program has continued to advance, we acquired over $600 million of additional Eagle Ford acreage in surrounding areas in 2014. The region drilled or participated in drilling 77 wells in 2014.

In December 2014, Apache sold its working interest in approximately 90,000 net acres in southern Louisiana and Mississippi for $560 million. The effective date of the transaction is October 1, 2014. Apache’s Gulf Coast regional production for 2015 will be almost entirely attributable to the East Texas Eagle Ford play.

Central Region The Central region controls 2.2 million gross acres and includes 3,150 producing wells primarily in western Oklahoma and the Texas Panhandle. The majority of our drilling activity during 2014 was focused in legacy Anadarko basin formations such as the Granite Wash, Marmaton, Cottage Grove, and Cleveland. Total region production in 2014 was 91 Mboe/d, of which 52 percent was oil and natural gas liquids. As of year-end, the Central region’s estimated proved reserves totaled 217 MMboe.

Throughout the year, Apache continued to build on its drilling inventory and development opportunities in the Whittenburg basin, located just west of our Anadarko basin properties. Apache’s Canyon Wash sand and the prolific Canyon Lime play will be the focus of our region’s drilling activity in 2015.

In December 2014, Apache completed the sale of non-core assets in the Anadarko basin, including approximately 115,000 net acres in Wheeler County, Texas, and western Oklahoma, for approximately $730 million. The effective date of the transaction is October 1, 2014.

Canada Region Apache entered the Canadian market in 1995 and currently holds nearly 4.4 million gross acres across the provinces of British Columbia, Alberta, and Saskatchewan. Most of Canada’s acreage is held-by-production. The region’s large acreage position provides portfolio diversification as well as significant drilling opportunities. Our Canadian region provided approximately 12 percent of Apache’s 2014 worldwide production and held 414 MMboe of estimated proved reserves at year-end.

In 2014, Apache drilled or participated in drilling 106 wells in the region with successful results in the established Swan Hills, Viking, Bluesky, and Glauconite developments. In addition, Canada further established key plays in the Duvernay and Montney formations with a focus on reducing drilling and completion costs. In the Duvernay, we began drilling our first seven-well pad and expect to see test rates in the third quarter of 2015. Our Montney drilling has been focused in the Wapiti area.

In our continuing assessment of the Company’s North American portfolio, we divested approximately 328,400 net acres in the Ojay, Noel, and Wapiti areas in April 2014. Apache retained 100 percent of its working interest in horizons below the Cretaceous in the Wapiti area, including rights to the liquids-rich Montney and other deeper horizons. We also signed an agreement to divest our working interest in the Kitimat LNG development and approximately 333,000 of our net acres in the Horn River and Liard natural gas basins of British Columbia. The transaction is expected to close in the first quarter of 2015.

North America Offshore

Gulf of Mexico Region The Gulf of Mexico region comprises assets in approximately 617 blocks in the offshore waters of the Gulf of Mexico. In 2014, Apache combined its deepwater and shelf technical teams to focus on subsalt and other deeper exploration opportunities in water depths less than 1,000 feet, which have been relatively untested by the industry. In addition to the exploration and development of properties in shallower water, Apache continues to pursue joint venture and other monetization opportunities for its deepwater prospects, which offer exposure to significant reserve and production potential in underexplored and oil-prone areas in water depths greater than 1,000 feet. During 2014, Apache’s Gulf of Mexico region contributed 10.5 Mboe/d to the Company’s total production.

On June 30, 2014, Apache completed the sale of non-operated interests in the Lucius and Heidelberg development projects and 11 primary term deepwater exploration blocks to a subsidiary of Freeport-McMoRan Copper & Gold Inc. and other interest owners for $1.4 billion.

North America Marketing

In general, most of our North American gas is sold at either monthly or daily market prices. Also, from time to time, the Company will enter into fixed physical sales contracts for durations of up to one-year. These physical sales volumes are typically sold at fixed prices over the term of the contract. Our natural gas is sold primarily to local distribution companies (LDCs), utilities, end-users, marketers, and integrated major oil companies. We strive to maintain a diverse client portfolio, which is intended to reduce the concentration of credit risk. We transport some of our Canadian natural gas under firm transportation contracts to delivery points into the U.S. in order to diversify our market exposure.

Apache primarily markets its North American crude oil to integrated major oil companies, marketing and transportation companies, and refiners based on a West Texas Intermediate (WTI) price, adjusted for quality, transportation and a market-reflective differential.

In the U.S., our objective is to maximize the value of crude oil sold by identifying the best markets and most economical transportation routes available to move the product. Sales contracts are generally 30-day evergreen contracts that renew automatically until canceled by either party. These contracts provide for sales that are priced daily at prevailing market prices. Also, from time to time, the Company will enter into physical term sales contracts for durations up to five years. These term contracts typically have a firm transport commitment and often provide for the higher of prevailing market prices from multiple market hubs.

In Canada, the crude is transported by pipeline or truck within Western Canada to market hubs in Alberta and Manitoba where it is sold, allowing for a more diversified group of purchasers and a higher netback price. A portion of our trucked barrels are delivered and sold at rail terminals. We evaluate our transport options monthly to maximize our netback prices.

Apache’s NGL production is sold under contracts with prices based on local supply and demand conditions, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.

International

Apache’s international assets are located in Egypt, Australia, and offshore the U.K. in the North Sea. In 2014, international assets contributed 43 percent of our production and 50 percent of our oil and gas revenues. Approximately 31 percent of our estimated proved reserves at year-end were located outside North America.

Egypt

Overview Our activity in Egypt began in 1994 with our first Qarun discovery well, and today we are one of the largest acreage holders in Egypt’s Western Desert. At year-end 2014, we held 6.7 million gross acres, of which approximately 71 percent is undeveloped, providing us with considerable exploration and development opportunities for the future. The region had gross oil production of 197 Mb/d and gross natural gas production of 895 MMcf/d in 2014, or 88 Mb/d and 370 MMcf/d net to Apache’s consolidated holdings.

Sinopec holds a one-third minority interest in Apache’s Egypt oil and gas business. At December 31, 2014, our Egypt region had estimated proved reserves of 280 MMboe, of which 93 MMboe is attributable to Sinopec’s noncontrolling interest. Our estimated proved reserves in Egypt are reported under the economic interest method and exclude the host country’s share of reserves.

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

Our growth in Egypt has been driven by an ongoing drilling program, and we have historically been one of the most active drillers in the Western Desert. We drilled 171 development and 49 exploration wells in 2014. Approximately 45 percent of our exploration wells were successful, further expanding our presence in the westernmost concessions and unlocking additional opportunities in existing plays. A key component of the region’s success has been the ability to acquire and evaluate 3-D seismic surveys that enable our technical teams to consistently high-grade existing prospects and identify new targets across multiple pay horizons in the Cretaceous, Jurassic, and deeper Paleozoic formations.

Following four years of political turmoil, in January 2014, Egyptians voted on and overwhelmingly approved a new constitution, and in June 2014, Mr. Abdel Fattah el-Sisi was sworn in as president of Egypt.

Apache’s operations, located in remote locations in the Western Desert, have not experienced production interruptions, and we have continued to receive development lease approvals for our drilling program. However, a further deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, and/or forced renegotiation or modification of our existing contracts with EGPC, or threats or acts of terrorism by groups such as ISIS, could materially and adversely affect our business, financial condition, and results of operations.

Marketing Our gas production is sold to EGPC primarily under an industry-pricing formula, a sliding scale based on Dated Brent crude oil with a minimum of $1.50 per MMBtu and a maximum of $2.65 per MMBtu, plus an upward adjustment for liquids content. The region averaged $2.96 per Mcf in 2014.

Oil from the Khalda Concession, the Qarun Concession, and other nearby Western Desert blocks is sold to third parties in the export market or to EGPC when called upon to supply domestic demand. Oil sales are exported from or sold at one of two terminals on the northern coast of Egypt. Oil production that is sold to EGPC is sold on a spot basis priced at Brent with a monthly EGPC official differential applied.

Australia

Overview Apache’s holdings in Australia are focused offshore Western Australia in the Carnarvon, Exmouth, and Browse basins, with production operations in the Carnarvon and Exmouth basins. We have operated in the Carnarvon basin since acquiring the gas processing facilities on Varanus Island and adjacent producing properties in 1993. At the end of 2014 we controlled approximately 21 million gross acres offshore Western Australia through 34 exploration permits, 18 production licenses, and 10 retention leases. Over the past decade, the region’s exploration activity has established a significant pipeline of projects that are expected to contribute to production growth as they are brought online in the coming years. As of year-end 2014, approximately 96 percent of our acreage is undeveloped. During 2014, the region had net production of 21 Mb/d and 214 MMcf/d, contributing 9 percent of worldwide consolidated production and 13 percent of year-end consolidated proved reserves.

The region participated in drilling 12 offshore wells in 2014, of which 6 were exploration wells. Four of the exploration wells were successful. This compares to 12 wells drilled in the prior year. Development work during the year also continued for the Coniston oil field project, which lies just north of the Van Gogh field. The field will be produced via subsea completions tied back to the Ningaloo Vision Floating Production Storage and Offloading Vessel (FPSO) at Van Gogh. Modifications and upgrades to the FPSO are underway, and the final phase of work is planned for the first half of 2015, with first oil production expected shortly thereafter. Apache has a 52.5 percent working interest in the field.

As noted previously, on December 15, 2014, Apache announced an agreement with Woodside Petroleum to sell its 13 percent interest in the Chevron-operated Wheatstone LNG project. The sale also includes Apache’s 65 percent interest in the WA-49-L block, which includes the Julimar and Brunello offshore gas fields and the Balnaves oil development. The transaction will have an effective date of June 30, 2014, and under terms of the agreement, Woodside will reimburse Apache for its net expenditure for Wheatstone subsequent to that date. Following the transaction’s expected close in the first quarter of 2015, Apache will continue to hold upstream acreage offshore Western Australia in the Carnarvon, Exmouth, and Canning basins along with related hydrocarbon reserves and production.

Marketing Western Australia has historically had a local market for natural gas with a limited number of buyers and sellers resulting in sales under mostly long-term, fixed-price contracts, many of which contain periodic price revision clauses based on either the Australian consumer price index or a commodity linkage. As of December 31, 2014, Apache had 20 active gas contracts in Australia with expiration dates ranging from June 2015 to December 2026. Recent increases in demand and higher development costs have increased the prices required from the local market in order to support the development of new supplies. As a result, market prices negotiated on recent contracts have continued to be higher than historical levels.

We directly market all of our Australian crude oil production into Australian domestic and international markets at prices generally indexed to Dated Brent benchmark crude oil prices plus premiums, which typically result in price realizations above crude sold at WTI-based prices.

North Sea

Overview Apache entered the North Sea in 2003 after acquiring an approximate 97 percent working interest in the Forties field (Forties). Since acquiring Forties, Apache has actively invested in the region and has established a large inventory of drilling prospects through successful exploration programs and the interpretation of acquired 3-D and 4-D seismic data. Building upon its success in Forties, in 2011 Apache acquired Mobil North Sea Limited, providing the region with additional exploration and development opportunities across numerous fields, including operated interests in the Beryl, Nevis, Nevis South, Skene, and Buckland fields and non-operated interests in the Maclure field. In total, Apache has interest in approximately 1 million gross acres in the U.K. North Sea.

In 2014, the North Sea region contributed 11 percent of worldwide consolidated production and 6 percent of year-end estimated proved reserves. In 2014, 22 development wells were drilled in the North Sea, of which 20 were productive. In the Forties area in the Tonto, Maule, and Bacchus fields, Apache has benefited from extensive 4-D seismic interpretations over the last few years and has targeted areas of bypassed oil in the mature reservoir. The Forties Alpha Satellite Platform (FASP) was also commissioned during the third quarter of 2014, providing an additional 18 drilling slots as well as power generation, fluid separation, and gas lift compression.

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

Argentina

On March 12, 2014, Apache’s subsidiaries completed the sale of all of the Company’s operations in Argentina to YPF Sociedad Anónima for $800 million (subject to customary closing adjustments) plus the assumption of $52 million of bank debt as of June 30, 2013. The results of operations related to Argentina have been classified as discontinued operations in all periods presented in this Annual Report on Form 10-K.

Other Exploration

New Ventures

Apache’s global New Ventures team provides exposure to new growth opportunities by looking outside of the Company’s traditional core areas and targeting higher-risk, higher-reward exploration opportunities located in frontier basins as well as new plays in more mature basins. Plans for 2015 include drilling a deepwater well offshore Suriname.

Major Customers

In 2014, 2013, and 2012 purchases by Royal Dutch Shell plc and its subsidiaries accounted for 19 percent, 24 percent, and 20 percent, respectively, of the Company’s worldwide oil and gas production revenues.

Drilling Statistics

Worldwide in 2014 we participated in drilling 1,478 gross wells, with 1,407 (95 percent) completed as producers. Historically, our drilling activities in the U.S. have generally concentrated on exploitation and extension of existing producing fields rather than exploration. As a general matter, our operations outside of the U.S. focus on a mix of exploration and development wells. In addition to our completed wells, at year-end a number of wells had not yet reached completion: 318 gross (214.7 net) in the U.S.; 27 gross (19.0 net) in Canada; 35 gross (32.5 net) in Egypt; and 3 gross (2.2 net) in the North Sea.

The following table shows the results of the oil and gas wells drilled and completed for each of the last three fiscal years:

	Net Exploratory			Net Development			Total Net Wells
	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total
2014
United States	18.5	6.4	24.9	781.5	10.1	791.6	800.0	16.5	816.5
Canada	1.0	1.0	2.0	83.9	2.0	85.9	84.9	3.0	87.9
Egypt	18.6	22.8	41.4	143.3	9.9	153.2	161.9	32.7	194.6
Australia	1.6	1.7	3.3	2.9	—	2.9	4.5	1.7	6.2
North Sea	—	—	—	17.6	1.1	18.7	17.6	1.1	18.7
Argentina	—	—	—	1.0	—	1.0	1.0	—	1.0

Total	39.7	31.9	71.6	1,030.2	23.1	1,053.3	1,069.9	55.0	1,124.9

2013
United States	15.6	11.2	26.8	834.9	12.6	847.5	850.5	23.8	874.3
Canada	—	—	—	108.5	6.9	115.4	108.5	6.9	115.4
Egypt	30.5	18.7	49.2	141.9	7.3	149.2	172.4	26.0	198.4
Australia	2.2	0.4	2.6	3.4	—	3.4	5.6	0.4	6.0
North Sea	—	0.5	0.5	13.4	0.1	13.5	13.4	0.6	14.0
Argentina	2.4	—	2.4	22.0	—	22.0	24.4	—	24.4

Total	50.7	30.8	81.5	1,124.1	26.9	1,151.0	1,174.8	57.7	1,232.5

2012
United States	9.5	3.5	13.0	746.0	9.6	755.6	755.5	13.1	768.6
Canada	5.0	7.5	12.5	110.3	14.0	124.3	115.3	21.5	136.8
Egypt	28.0	22.5	50.5	144.4	1.0	145.4	172.4	23.5	195.9
Australia	1.9	2.7	4.6	1.3	0.7	2.0	3.2	3.4	6.6
North Sea	1.3	—	1.3	11.7	3.9	15.6	13.0	3.9	16.9
Argentina	2.0	—	2.0	23.0	—	23.0	25.0	—	25.0
Other International	—	0.5	0.5	—	—	—	—	0.5	0.5

Total	47.7	36.7	84.4	1,036.7	29.2	1,065.9	1,084.4	65.9	1,150.3

Productive Oil and Gas Wells

The number of productive oil and gas wells, operated and non-operated, in which we had an interest as of December 31, 2014, is set forth below:

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net
United States	14,480	9,610	3,595	1,807	18,075	11,417
Canada	2,050	1,004	2,520	2,010	4,570	3,014
Egypt	1,160	1,100	100	96	1,260	1,196
Australia	45	20	15	8	60	28
North Sea	175	116	25	14	200	130

Total	17,910	11,850	6,255	3,935	24,165	15,785

Gross natural gas and crude oil wells include 640 wells with multiple completions.

Production, Pricing, and Lease Operating Cost Data

The following table describes, for each of the last three fiscal years, oil, NGL, and gas production volumes, average lease operating expenses per boe (including transportation costs but excluding severance and other taxes), and average sales prices for each of the countries where we have operations:

	Production			Average Lease Operating Cost per Boe	Average Sales Price
Year Ended December 31,	Oil (MMbbls)	NGLs (MMbbls)	Gas (Bcf)		Oil (Per bbl)	NGLs (Per bbl)	Gas (Per Mcf)
2014
United States	48.7	21.5	215.8	$9.55	$87.33	$25.57	$4.33
Canada	6.4	2.3	117.8	17.90	83.57	33.61	4.07
Egypt(1)	32.1	0.2	135.1	9.83	97.44	51.80	2.96
Australia	7.5	—	78.1	11.73	94.99	—	4.43
North Sea	22.2	0.5	20.5	17.30	95.53	59.42	8.29

Total	116.9	24.5	567.3	11.67	91.94	27.28	4.11

2013
United States	53.6	19.9	285.2	$11.60	$98.14	$27.29	$3.84
Canada	6.5	2.4	181.6	15.68	87.00	30.50	3.23
Egypt(1)	32.7	—	130.1	9.42	107.94	—	2.99
Australia	7.0	—	81.5	10.35	110.42	—	4.43
North Sea	23.3	0.5	18.6	15.16	107.48	73.06	10.43

Total	123.1	22.8	697.0	12.02	102.62	28.56	3.77

2012
United States	49.1	12.3	312.6	$12.83	$94.98	$32.19	$3.74
Canada	5.8	2.3	219.9	13.87	84.89	34.63	3.42
Egypt	36.5	—	129.5	7.73	110.92	—	3.90
Australia	10.6	—	78.3	9.08	115.22	—	4.55
North Sea	23.3	0.6	21.0	12.38	107.97	77.11	8.95

Total	125.3	15.2	742.4	11.52	103.29	34.31	3.90

(1)	Includes production volumes attributable to a one-third noncontrolling interest in Egypt

Gross and Net Undeveloped and Developed Acreage

The following table sets out our gross and net acreage position as of December 31, 2014, in each country where we have operations:

	Undeveloped Acreage		Developed Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres
	(in thousands)
United States	8,164	4,080	2,321	1,188
Canada	1,735	1,179	2,648	1,918
Egypt	4,824	3,537	1,925	1,761
Australia	20,085	11,794	900	545
North Sea	837	375	183	122

Total	35,645	20,965	7,977	5,534

As of December 31, 2014, Apache had 3.1 million net undeveloped acres scheduled to expire by year-end 2015 if production is not established or we take no other action to extend the terms. Additionally, Apache has

1.7 million and 1.9 million net undeveloped acres set to expire in 2016 and 2017, respectively. We strive to extend the terms of many of these licenses and concession areas through operational or administrative actions, but cannot assure that such extensions can be achieved on an economic basis or otherwise on terms agreeable to both the Company and third parties including governments.

Exploration concessions in our Egypt region comprise a significant portion of our net undeveloped acreage expiring over the next three years. We have 1.0 million net undeveloped acres set to expire in 2015 and 2016. Apache will continue to pursue acreage extensions in areas in which it believes exploration opportunities exist and over the past year has been successful in being awarded six-month extensions on targeted concessions. Longer term extensions are also being finalized with EGPC. In Australia, 1.4 million, 0.4 million and 1.1 million net undeveloped acres are scheduled to expire in 2015, 2016 and 2017, respectively. There were no reserves recorded on this undeveloped acreage.

Separately, with the announced divestiture of our Kitimat and Wheatstone LNG projects, an additional 79,000 net undeveloped acres and 100,000 net developed acres in Australia and 330,000 net undeveloped acres in Canada will be sold as a part of the transaction.

As of December 31, 2014, 23 percent of U.S. net undeveloped acreage and 63 percent of Canadian undeveloped acreage was held by production.

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

The following table shows proved oil, NGL, and gas reserves as of December 31, 2014, based on average commodity prices in effect on the first day of each month in 2014, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms. This table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the current price ratio between the two products.

	Oil (MMbbls)	NGL (MMbbls)	Gas (Bcf)	Total (MMboe)
Proved Developed:
United States	444	184	1,616	897
Canada	76	18	990	259
Egypt(1)	129	1	637	236
Australia	30	—	640	137
North Sea	105	2	87	122

Total Proved Developed	784	205	3,970	1,651

Proved Undeveloped:
United States	170	70	580	337
Canada	60	7	528	155
Egypt(1)	15	—	172	44
Australia	26	—	965	186
North Sea	19	—	23	23

Total Proved Undeveloped	290	77	2,268	745

TOTAL PROVED	1,074	282	6,238	2,396

(1)	Includes total proved reserves of 93 MMboe attributable to a one-third noncontrolling interest in Egypt

As of December 31, 2014, Apache had total estimated proved reserves of 1,074 MMbbls of crude oil, 282 MMbbls of NGLs, and 6.2 Tcf of natural gas. Combined, these total estimated proved reserves are the energy equivalent of 2.4 billion barrels of oil or 14.4 Tcf of natural gas, of which oil represents 44.8 percent. As of December 31, 2014, the Company’s proved developed reserves totaled 1,651 MMboe and estimated PUD reserves totaled 745 MMboe, or approximately 31 percent of worldwide total proved reserves. Apache has elected not to disclose probable or possible reserves in this filing.

The Company’s estimates of proved reserves, proved developed reserves and PUD reserves as of December 31, 2014, 2013, and 2012, changes in estimated proved reserves during the last three years, and estimates of future net cash flows from proved reserves are contained in Note 14—Supplemental Oil and Gas Disclosures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

Proved Undeveloped Reserves

The Company’s total estimated PUD reserves of 745 MMboe as of December 31, 2014, decreased by 68 MMboe from 813 MMboe of PUD reserves estimated at the end of 2013. During the year, Apache converted 134 MMboe of PUD reserves to proved developed reserves through development drilling activity. In North America, we converted 108 MMboe, with the remaining 26 MMboe in our international areas. We sold 150 MMboe and acquired 18 MMboe of PUD reserves during the year. We added 197 MMboe of new PUD reserves through extensions and discoveries.

During the year, a total of approximately $3.6 billion was spent on projects associated with reserves that were carried as PUD reserves at the end of 2013. A portion of our costs incurred each year relate to development projects that will be converted to proved developed reserves in future years. We spent $1.9 billion on PUD reserve development activity in North America and $1.7 billion in the international areas. Other than our Julimar/Brunello development project, which is tied to the construction schedule of the Wheatstone LNG project, with projected first production in 2016, we had no material amounts of PUD reserves that have remained undeveloped for five years or more after they were initially disclosed as PUD reserves and no material amounts of PUD reserves which are scheduled to be developed beyond five years from December 31, 2014.

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

Apache’s Executive Vice President of Corporate Reservoir Engineering is the person primarily responsible for overseeing the preparation of our internal reserve estimates and for coordinating any reserves audits conducted by a third-party engineering firm. He has a Bachelor of Science degree in Petroleum Engineering and over 30 years of industry experience with positions of increasing responsibility within Apache’s corporate reservoir engineering department. The Executive Vice President of Corporate Reservoir Engineering reports directly to our Chief Executive Officer.

The estimate of reserves disclosed in this Annual Report on Form 10-K is prepared by the Company’s internal staff, and the Company is responsible for the adequacy and accuracy of those estimates. However, the Company engages Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) to review our processes and the reasonableness of our estimates of proved hydrocarbon liquid and gas reserves. Apache selects the properties for review by Ryder Scott based primarily on relative reserve value. We also consider other factors such as geographic location, new wells drilled during the year and reserves volume. During 2014, the properties selected for each country ranged from 83 to 100 percent of the total future net cash flows discounted at 10 percent. These properties also accounted for over 96 percent of the reserves value of our international proved reserves and of the new wells drilled in each country. In addition, all fields containing five percent or more of the Company’s total proved reserves volume were included in Ryder Scott’s review. The review covered 85 percent of total proved reserves, including 91 percent of proved developed reserves and 72 percent of PUD reserves.

During 2014, 2013, and 2012, Ryder Scott’s review covered 91, 92, and 88 percent, respectively, of the Company’s worldwide estimated proved reserves value and 85, 86, and 83 percent, respectively, of the Company’s total proved reserves volume. Ryder Scott’s review of 2014 covered 83 percent of U.S, 75 percent of Canada, 99.5 percent of Australia, 86 percent of Egypt, and 94 percent of the U.K.’s total proved reserves.

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

Employees

On December 31, 2014, we had 4,950 employees.

Offices

Our principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 2014, we maintained regional exploration and/or production offices in Midland, Texas; San Antonio, Texas; Tulsa, Oklahoma; Houston, Texas; Calgary, Alberta; Cairo, Egypt; Perth, Western Australia; and Aberdeen, Scotland. Apache leases all of its primary office space. The current lease on our principal executive offices runs through December 31, 2018. For information regarding the Company’s obligations under its office leases, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contractual Obligations and Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

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

Remediation Plans and Procedures

Apache and its wholly owned subsidiary, Apache Deepwater LLC (ADW), developed Oil Spill Response Plans (the Plans) for their respective Gulf of Mexico operations to ensure rapid and effective responses to spill events that may occur on such entities’ operated properties as required by the Bureau of Safety and Environmental Enforcement (BSEE). Annually, drills are conducted to measure and maintain the effectiveness of the Plans. These drills include the participation of spill response contractors, representatives of Clean Gulf Associates (CGA), and representatives of governmental agencies.

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

In the event that CGA resources are already being utilized, other resources are available to Apache. Apache is a member of Oil Spill Response Limited (OSRL), which entitles any Apache entity worldwide to access OSRL’s service. In addition, ADW is a member of Marine Spill Response Corporation (MSRC) and National Response Corporation (NRC), and their resources are available to ADW for its deepwater Gulf of Mexico operations. The equipment and resources available to MSRC and NRC changes from time to time, and current information is generally available on each company’s website.

An Apache subsidiary is also a member of the Marine Well Containment Company (MWCC) to help the Company fulfill the government’s permit requirements for containment and oil spill response plans in deepwater Gulf of Mexico operations. MWCC is a not-for-profit, stand-alone organization whose goal is to improve capabilities for containing an underwater well control incident in the U.S. Gulf of Mexico. Members and their affiliates have access to MWCC’s extensive containment network and systems. As of December 31, 2014, Apache’s investment in MWCC totals approximately $170 million.

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

However, we believe our diversified portfolio of core assets, which comprises large acreage positions and well-established production bases across five countries, our balanced production mix between oil and gas, our management and incentive systems, and our experienced personnel give us a strong competitive position relative to many of our competitors who do not possess similar geographic and production diversity. Our global position provides a large inventory of geologic and geographic opportunities in the five countries in which we have producing operations to which we can reallocate capital investments in response to changes in commodity prices, local business environments, and markets. It also reduces the risk that we will be materially impacted by an event in a specific area or country.

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

Crude oil and natural gas price volatility, including the recent decline in prices for oil and natural gas, could adversely affect our operating results and the price of our common stock.

Our revenues, operating results, and future rate of growth depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2014 ranged from a high of $107.26 per barrel to a low of $53.27 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2014 ranged from a high of $6.15 per MMBtu to a low of $2.89 per MMBtu. The market prices for crude oil and natural gas depend on factors beyond our control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

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

Our results of operations, as well as the carrying value of our oil and gas properties, are substantially dependent upon the prices of oil and natural gas, which have declined significantly since June 2014. Lower crude oil and natural gas prices for an extended period may have the following effects on our business:

•	limiting our financial condition, liquidity, and/or ability to fund planned capital expenditures and operations;

•	reducing the amount of crude oil and natural gas that we can produce economically;

•	causing us to delay or postpone some of our capital projects;

•	reducing our revenues, operating income, and cash flows;

•	limiting our access to sources of capital, such as equity and long-term debt;

•	reducing the carrying value of our crude oil and natural gas properties resulting in additional non-cash write-downs; or

•	reducing the carrying value of goodwill.

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

Current global market conditions, and uncertainty, including economic instability in Europe and certain emerging markets, is likely to have significant long-term effects. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower future economic growth rate could result in decreased demand growth for our crude oil and natural gas production as well as lower commodity prices, which would reduce our cash flows from operations and our profitability.

Weather and climate may have a significant adverse impact on our revenues and productivity.

Demand for oil and natural gas are, to a degree, dependent on weather and climate, which impact the price we receive for the commodities we produce. In addition, our exploration and development activities and equipment can be adversely affected by severe weather, such as freezing temperatures, hurricanes in the Gulf of Mexico, storms in the North Sea, or cyclones offshore Australia, which may cause a loss of production from temporary cessation of activity or lost or damaged equipment. Our planning for normal climatic variation, insurance programs, and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated, or insured against.

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

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. We depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, communicate with our employees and third party partners, and conduct many of our activities. Unauthorized access to our digital technology could lead to operational disruption, data corruption or exposure, communication interruption, loss of intellectual property, loss of confidential and fiduciary data, loss or corruption of reserves or other proprietary information. Also, digital technologies control nearly all of the oil and gas distribution and refining systems in the United States and abroad which are necessary to transport and market our production. A cyber attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions.

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

The enactment of new or stricter laws and regulations and other related developments in the Gulf of Mexico as well as our other locations following the Deepwater Horizon incident could adversely affect Apache’s business.

In response to the Deepwater Horizon incident in the U.S. Gulf of Mexico in April 2010, and as directed by the Secretary of the U.S. Department of the Interior, the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE) issued new guidelines and regulations regarding safety, environmental matters, drilling equipment, and decommissioning applicable to drilling in the Gulf of Mexico. These new regulations imposed additional requirements with respect to development and production activities in the Gulf of Mexico and delayed the approval of applications to drill in both deepwater and shallow-water areas.

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

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales, and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, product mix, and commodity pricing levels and others are also considered by the rating agencies. We have been placed on negative watch by one rating agency and negative outlook by another rating agency. A ratings downgrade could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit or other forms of collateral for certain obligations.

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

In the event that one or more of the BP entities were to become the subject of a case or proceeding under Title 11 of the United States Code or any other relevant insolvency law or similar law (which we collectively refer to as Insolvency Laws), a court may find that the three definitive purchase and sale agreements (the “BP Purchase Agreements”) we entered into in connection with our 2010 acquisition of properties from BP (the “BP Properties”) are executory contracts, in which case such BP entities may, subject to relevant Insolvency Laws, have the right to reject the agreements and refuse to perform their future obligations under them. In this event, our ability to enforce our rights under the BP Purchase Agreements could be adversely affected.

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

Certain countries where we operate, including Canada and the United Kingdom, either tax or assess some form of greenhouse gas (GHG) related fees on our operations. Exposure has not been material to date, although a change in existing regulations could adversely affect our cash flows and results of operations.

In the event the predictions for rising temperatures and sea levels suggested by reports of the United Nations Intergovernmental Panel on Climate Change do transpire, we do not believe those events by themselves are likely to impact our assets or operations. However, any increase in severe weather could have a material adverse effect on our assets and operations.

The proposed U.S. federal budget for fiscal year 2016 includes certain provisions that, if passed as originally submitted, will have an adverse effect on our financial position, results of operations, and cash flows.

On February 2, 2015, the Office of Management and Budget released a summary of the proposed U.S. federal budget for fiscal year 2016. The proposed budget repeals many tax incentives and deductions that are currently used by U.S. oil and gas companies. These provisions include elimination of the ability to fully deduct intangible drilling costs in the year incurred; increases in the taxation of foreign source income; repeal of the manufacturing tax deduction for oil and natural gas companies; and an increase in the geological and geophysical amortization period for independent producers. Should some or all of these provisions become law, our taxes will increase, potentially significantly, which would have a negative impact on our net income and cash flows. This could also cause us to reduce our drilling activities in the U.S. Since none of these proposals have yet to be voted on or become law, we do not know the ultimate impact these proposed changes may have on our business.

Derivatives regulation included in current or proposed financial legislation and rulemaking could impede our ability to manage business and financial risks by impacting our use of derivative instruments as hedges against fluctuating commodity prices.

The Dodd-Frank Act, which was signed into law in July 2010, contains significant derivatives regulation. The Act provides for a potential exception from these clearing and collateral requirements for commercial end-users and it includes a number of defined terms that will be used in determining how this exception applies to particular derivative transactions and the parties to those transactions. We expect to qualify as a commercial end-user. As required by the Dodd-Frank Act, the Commodities Futures and Trading Commission (CFTC) has promulgated numerous rules to define these terms. The CFTC, in conjunction with prudential regulators, have proposed rules for financial counterparties entering into swap transactions with end-users that do not mandate margin. Further, a recent piece of legislation, the Terrorism Risk Insurance Program Reauthorization Act of 2015, amended the Dodd-Frank Act such that neither the CFTC nor the prudential regulators can enact rules requiring mandatory margin from entities that qualify as commercial end-users. However, the CFTC is expected to issue rules regarding capital requirements for swap dealers later this year. These rules could cause swap dealers subject to them, to seek to require collateral from their counterparties to avoid reserving balance sheet against exposures.

From time to time, we use derivative instruments with respect to a portion of our expected crude oil and natural gas production in order to reduce the impact of commodity price fluctuations and enhance the stability of cash flows to support our capital investment programs and acquisitions. Given our current investment grade status, we would not anticipate that our derivative contracts should require the posting of margin regardless of the size of our liability positions. However, depending on the rules and definitions adopted by the CFTC, our counterparties may be subject to regulation that could cause them to seek that we post significant amounts of collateral with our dealer counterparties for derivative transactions to avoid capital charges by their regulator. Requirements to post cash collateral could result in negative impacts on our liquidity and financial flexibility and also cause us to incur additional debt and/or reduce capital investment.

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

Deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, and/or forced renegotiation or modification of our existing contracts with EGPC, or threats or acts of terrorism by groups such as ISIS, could materially and adversely affect our business, financial condition, and results of operations. Our operations in Egypt contributed 23 percent of our 2014 production and accounted for 12 percent of our year-end estimated proved reserves. At year-end 2014, 18 percent of our estimated discounted future net cash flows and 9 percent of our net capitalized oil and gas property was attributable to Egypt. These totals reflect our consolidated interests in Egypt including Sinopec’s one-third noncontrolling interest.

International operations have uncertain political, economic, and other risks.

Our operations outside North America are based primarily in Egypt, Australia, and the United Kingdom. On a barrel equivalent basis, approximately 43 percent of our 2014 production was outside North America, and approximately 31 percent of our estimated proved oil and gas reserves on December 31, 2014, were located outside North America. As a result, a significant portion of our production and resources are subject to the increased political and economic risks and other factors associated with international operations including, but not limited to:

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

The impact that future terrorist attacks by groups such as ISIS or regional hostilities as have occurred in Egypt and Libya may have on the oil and gas industry in general, and on our operations in particular, is not known at this time. Uncertainty surrounding military strikes or a sustained military campaign may affect operations in unpredictable ways, including disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, processing plants, and refineries, could be direct targets of, or indirect casualties of, an act of terror or war. We may be required to incur significant costs in the future to safeguard our assets against terrorist activities.

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

As of December 31, 2014, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

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

During 2014, Apache common stock, par value $0.625 per share, was traded on the New York and Chicago Stock Exchanges and the NASDAQ National Market under the symbol “APA.” The table below provides certain information regarding our common stock for 2014 and 2013. Prices were obtained from The New York Stock Exchange, Inc. Composite Transactions Reporting System. Per-share prices and quarterly dividends shown below have been rounded to the indicated decimal place.

	2014				2013
	Price Range		Dividends Per Share		Price Range		Dividends Per Share
	High	Low	Declared	Paid	High	Low	Declared	Paid
First Quarter	$87.91	$77.31	$0.25	$0.20	$86.35	$72.20	$0.20	$0.17
Second Quarter	102.34	81.87	0.25	0.25	87.57	67.91	0.20	0.20
Third Quarter	104.57	92.84	0.25	0.25	89.17	75.07	0.20	0.20
Fourth Quarter	93.87	54.34	0.25	0.25	94.84	84.15	0.20	0.20

The closing price of our common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for January 30, 2015 (last trading day of the month), was $62.57 per share. As of January 31, 2015, there were 376,823,368 shares of our common stock outstanding held by approximately 4,700 stockholders of record and 270,000 beneficial owners.

We have paid cash dividends on our common stock for 50 consecutive years through December 31, 2014. In the first quarter of 2014 the Board of Directors approved a 25 percent increase to $0.25 per share for the regular quarterly cash dividend on the Company’s common shares. When, and if, declared by our Board of Directors, future dividend payments will depend upon our level of earnings, financial requirements, and other relevant factors.

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

On February 5, 2014, the Company’s Board of Directors voted to terminate the Company’s stockholder rights plan. As a result of this decision, the Board approved an amendment to the Rights Agreement that had the effect of terminating the Rights. The amendment changed the expiration date to March 7, 2014, and, thereby, accelerated the expiration of the Rights. The amendment was fully executed on March 7, 2014.

Information concerning securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the proxy statement relating to the Company’s 2015 annual meeting of stockholders, which is incorporated herein by reference.

The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the appreciation of the Company’s common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and of the Dow Jones U.S. Exploration & Production Index (formerly Dow Jones Secondary Oil Stock Index) from December 31, 2009, through December 31, 2014. The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

	2009	2010	2011	2012	2013	2014
Apache Corporation	$100.00	$116.26	$88.79	$77.51	$85.66	$63.18
S & P’s Composite 500 Stock Index	100.00	115.06	117.49	136.30	180.44	205.14
DJ US Expl & Prod Index	100.00	116.74	111.85	118.36	156.05	139.24

Issuer Purchases of Equity Securities

The table below sets forth information with respect to shares of common stock repurchased by Apache during 2014.

Period	Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2014	1,164,817	$85.84	1,164,817	17,613,264
February 1 to February 28, 2014	1,020,100	84.23	1,020,100	16,593,164
March 1 to March 31, 2014	3,734,166	80.00	3,734,166	12,858,998
April 1 to April 30, 2014	4,431,031	84.46	4,431,031	8,427,967
May 1 to May 31, 2014	2,876,000	88.04	2,876,000	15,551,967
June 1 to June 30, 2014	1,629,305	93.70	1,629,305	13,922,662
July 1 to July 31, 2014	—	—	—	13,922,662
August 1 to August 31, 2014	2,504,119	99.68	2,504,119	11,418,543
September 1 to September 30, 2014	3,239,674	97.93	3,239,674	8,178,869
October 1 to October 31, 2014	351,517	94.07	351,517	7,827,352
November 1 to November 30, 2014	—	—	—	7,827,352
December 1 to December 31, 2014	—	—	—	7,827,352

Total	20,950,729	$89.00

(1)	In May 2013, the Company announced that its Board of Directors authorized the repurchase of up to 30 million shares of the Company’s common stock. Additionally, on May 15, 2014, the Company announced that the Board of Directors had authorized the repurchase of an additional 10 million shares, supplementing the May 2013 authorization. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any repurchases will be at the discretion of Apache’s management and will depend on a variety of factors, including the stock price, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares will be available for general corporate purposes.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2014, which information has been derived from the Company’s audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company’s financial statements set forth in Part IV, Item 15 of this Form 10-K. As discussed in more detail under Item 15, 2014 numbers in the following table reflect a total of $5.0 billion ($3.1 billion net of tax) in non-cash write-downs of the carrying value of the Company’s U.S. and North Sea proved oil and gas properties as a result of ceiling test limitations and asset impairments totaling $2.4 billion ($2.1 billion net of tax) in connection with fair value assessments, including $1.3 billion for the impairment of goodwill, $1.0 billion for the impairment of assets held for sale, and other asset impairments. The 2013 numbers reflect a total of $995 million ($541 million net of tax) in non-cash write-downs of the carrying value of the Company’s U.S. and North Sea proved oil and gas properties as a result of ceiling test limitations and a non-cash write-down related to the Company’s exit of operations in Kenya. The 2012 numbers reflect a total of $1.9 billion ($1.4 billion net of tax) in non-cash write-downs of the carrying value of the Company’s Canadian proved oil and gas properties.

	As of or for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share amounts)
Income Statement Data
Total revenues	$13,851	$15,560	$16,564	$16,451	$11,742
Net income (loss) from continuing operations attributable to common shareholders	(4,886)	2,380	1,911	4,496	2,968
Net income (loss) from continuing operations per share:
Basic	(12.72)	6.02	4.91	11.72	8.44
Diluted	(12.72)	5.97	4.89	11.44	8.37
Cash dividends declared per common share	1.00	0.80	0.68	0.60	0.60

Balance Sheet Data
Total assets	$55,952	$61,637	$60,737	$52,051	$43,425
Long-term debt	11,245	9,672	11,355	6,785	8,095
Total equity	28,137	35,393	31,331	28,993	24,377
Common shares outstanding	377	396	392	384	382

For a discussion of significant acquisitions and divestitures, see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. We currently have exploration and production interests in five countries: the U.S., Canada, Egypt, Australia, and the U.K. North Sea. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K, and the risk factors and related information set forth in Part I, Item 1A and Part II, Item 7A of this Form 10-K.

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

Over the last five years, Apache has increasingly focused on its North American onshore resource base. Recent drilling successes and acquisitions of acreage positions across North America have built a robust drilling inventory for our Permian, Gulf Coast, and other onshore regions. We believe that this area is capable of driving our growth and performance over the next several years. As part of this strategy, we conducted a company-wide review of our portfolio and our operations in an effort to best position Apache for the long-term benefit of our shareholders. This has resulted in several key divestitures during the last eighteen months and the recent announcement and agreed sale of our Kitimat and Wheatstone LNG projects. We believe our efforts will ultimately position the Company with an established base portfolio of assets that allows for flexibility in capital allocation and provides a platform for sustainable growth. This is especially important given the volatility in oil and gas commodities.

Throughout the cycles of our industry, our focus on having a portfolio of core assets and a conservative capital structure has underpinned our long-term strategic decisions and we remain steadfast to the business principles that have guided Apache’s progress since our inception. A strong sense of urgency, empowerment of our employees, effective incentive systems, and an independent mindset are at the heart of how we build value.

2015 Outlook

The rapid decline in the price of oil at the end of 2014 and into the first quarter of 2015 has been dramatic; however, we believe this environment will provide future growth opportunities for companies that have moved aggressively in response to the price drop. As we cannot predict the length or depth of this oil price correction, or the timing and extent of any potential rebound, we have moved quickly and decisively regarding what we can control: the timing and levels of capital spending and our cost structure. Specifically, during the third quarter of 2014 we were operating 91 rigs onshore in North America, and by the end of February 2015, our rig count was reduced to 27 rigs. We also reduced the number of completion crews and will delay completing some of our wells in backlog until the associated service costs align with the current commodity price environment. In addition to well cost initiatives, we have taken steps to reduce both lease operating and general and administrative expenses and will continue to take proactive measures to reduce them further. These actions were taken with the goal of quickly reducing well costs to a level that will enable us to generate profitable rates of return under today’s depressed commodity prices environment.

We have initially set our 2015 capital budget at $3.8 billion, which is approximately 60 percent lower than the prior year, as a result of our response to the changing market conditions, operating cash flow forecasts and divested assets. Of this amount, approximately $2.1 billion to $2.3 billion is allocated for projects in North America, with the remaining amount allocated across our international regions. Our budgeted amounts exclude expenditures attributable to a one-third non-controlling interest in Egypt. While some funds have been committed for certain 2015 exploration wells and development projects, the majority of our capital activity is discretionary and subject to acceleration, deferral, or cancelation as conditions warrant. We closely monitor commodity prices, service cost levels, regulatory impacts, and numerous other industry factors and routinely adjust our budgets in response to changing market conditions and operating cash flow forecasts. With the current capital program, we are projecting our production to be relatively flat compared to 2014, when adjusting for divested assets.

Key Financial and Operating Results

Results for the year ended December 31, 2014 include:

•	Daily production of oil, natural gas, and natural gas liquids averaged 647 Mboe/d during 2014. Excluding the impact of the recently divested assets in the Gulf of Mexico shelf, Canada, and South Texas, production for the year would have increased 5 percent from 2013.

•	Liquids production for the year averaged 387 Mboe/d, with crude oil representing 83 percent of total liquids production. North American onshore liquids production increased 17 percent, averaging 209 Mboe/d in 2014 compared to 179 Mboe/d in 2013.

•	Oil and gas production revenues totaled $13.7 billion, down $2.2 billion from $15.9 billion in 2013, reflecting the impact of divestitures and lower realized prices compared to the prior year.

•	Net cash provided by continuing operating activities totaled $8.4 billion, a decrease of 13 percent compared to 2013.

•	Apache reported a $5.4 billion loss attributable to common stock, or $14.06 per diluted common share, compared to income of $2.2 billion, or $5.50 per share, in 2013. Earnings for 2014 reflect the after-tax impact of oil and gas property write-downs totaling $3.1 billion, impairments totaling $2.1 billion, deferred tax adjustments totaling $2.1 billion, and a $517 million loss on discontinued operations in Argentina. Earnings for 2013 reflect the after-tax impact of oil and gas property write-downs totaling $541 million, deferred tax adjustments totaling $197 million, and a $191 million loss on discontinued operations in Argentina.

Operational Developments

Exploration, Exploitation, and Development Activities

Our internally generated exploration and drilling opportunities provide the foundation for our growth. Highlights of our 2014 drilling successes, exploration discoveries, and other opportunities for long-term growth are discussed below. The prior-year comparisons include volumes from properties in the Gulf of Mexico and Canada that have since been divested.

North America

•	North America onshore liquids averaged 208,769 barrels per day, up 17 percent over prior year production, as a direct result of our active onshore drilling activity during the year. Gas production in North America onshore was down 16 percent compared to the prior year, a function of divestiture activity.

•	North America onshore liquids production represented 54 percent of our worldwide liquids production and 32 percent of our overall production.

•	The Permian region averaged 40 operated rigs during the year, drilling 728 gross wells, 549 net wells. Drilling activity in the region resulted in a production increase of 25 percent relative to the prior year. Over half of the region’s production is crude oil and 19 percent is NGLs. Combined, this represents almost a third of Apache’s total liquids production for 2014.

•	The Central region averaged 28 operated rigs during the year, drilling 307 gross wells, 203 net wells, in plays such as the Granite Wash, Marmaton and Cleveland. The region has recently shifted its focus to the more prospective prospects in the Canyon Lime play in the Whittenburg basin, where we recently started flow back on our first four-well pad.

•	The Gulf Coast region averaged 9 operated rigs during the year, drilling 77 gross wells, 62 net wells. In the East Texas Eagle Ford play, the region brought on 14 new wells in the Reveille area of Brazos County where we continue to progress the play and enhance our economics by lowering well costs and refining our geological assessment. Liquids production was up 18 percent relative to the prior year.

•	The Canada region averaged 8 operated rigs during the year, drilling 106 gross wells, 88 net wells. Canada further established key plays in the Duvernay and Montney formations with a focus on reducing drilling and completion costs. In the Duvernay, we began drilling our first seven-well pad and expect to see test rates in the third quarter of 2015. Our Montney drilling has been focused in the Wapiti area.

International

•	The Egypt region continued an active drilling program for the year, averaging 27 rigs and drilling 220 gross wells, 195 net wells. Several new field discoveries were announced during the year based on successful drilling and exploration activity. These include Ptah and Berenice field discoveries in the fourth quarter, which appear to be two of Apache’s largest oil field discoveries in Egypt over the last 15 years.

•	The North Sea region averaged 5 rigs, drilling 22 gross wells, 19 net wells. During the year, the region was able to achieve record production in the fourth quarter of 80,806 boe/d. Just as significant, the region successfully completed the regularly scheduled annual maintenance turnaround across all operated assets ahead of schedule and without incident.

•	The Australia region announced in August 2014 an oil discovery at the Phoenix South 1 exploration well in Australia’s offshore Canning Basin. Early tests have confirmed at least four discrete oil columns in the Triassic Lower Keraudren formation. Further drilling and evaluation is planned for 2015. In addition, successful commencement of production from the Balnaves oil development occurred late in the third quarter of 2014.

•	The Australia region’s Coniston development project is projected for first oil in the first half of 2015 upon completion of required upgrades and capacity expansion on the FPSO vessel.

Acquisition and Divestiture Activity

Over the last several years, Apache has high-graded our portfolio through strategic acquisitions and divestments. For detailed information regarding our acquisitions and divestitures, please refer to Note 2—

Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K. During 2014 and 2013, Apache announced the following significant transactions:

2014 Activity

LNG Projects Divestiture In December 2014, Apache agreed to sell its interest in two LNG projects, Wheatstone LNG in Australia and Kitimat LNG in Canada, along with accompanying upstream oil and gas reserves, to Woodside Petroleum Limited for a purchase price of $2.75 billion plus recovery of Apache’s net expenditure in the Wheatstone and Kitimat LNG projects between June 30, 2014, and closing. This transaction is subject to necessary government and regulatory approvals and is expected to close in the first quarter of 2015. As a result of the announced sale of these projects, the LNG facilities and associated downstream assets are classified as held for sale on Apache’s consolidated balance sheet at December 31, 2014.

Anadarko Basin and Southern Louisiana Divestitures In December 2014, Apache completed the sale of non-core Anadarko basin and southern Louisiana oil and gas assets for approximately $1.3 billion in two separate transactions. In the Anadarko basin, Apache sold approximately 115,000 net acres in Wheeler County, Texas, and western Oklahoma. In southern Louisiana, Apache sold its working interest in approximately 90,000 net acres. The effective date of both of these transactions is October 1, 2014.

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

Argentina Divestiture On March 12, 2014, Apache’s subsidiaries completed the sale of all of the Company’s operations in Argentina to YPF Sociedad Anónima for $800 million, subject to customary closing adjustments, plus the assumption of $52 million of bank debt as of June 30, 2013. The results of operations related to Argentina have been classified as discontinued operations in all periods presented in this Annual Report on Form 10-K.

Leasehold Acquisitions During 2014, Apache completed $1.3 billion of leasehold acquisitions, substantially increasing its drilling opportunities in key focus areas in North America including the Eagle Ford and Canyon Lime plays.

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

Canadian Divestitures In September, Apache completed sales of primarily dry gas assets for $214 million. The sale includes 621,000 gross acres (530,000 net acres) and more than 2,700 wells. Additionally in October of 2013, Apache completed two additional sales of Canadian oil and gas production properties for $112 million. The assets comprise approximately 4,000 operated and 1,300 non-operated wells.

Kitimat LNG Project In February 2013, Apache completed a transaction with Chevron Canada Limited (Chevron Canada) under which each company became a 50 percent owner of the Kitimat LNG plant, the Pacific Trail Pipelines Limited Partnership (PTP), and 644,000 gross undeveloped acres in the Horn River and Liard basins. Apache’s net proceeds from the transaction were $396 million after post-closing adjustments.

Leasehold Acquisitions During 2013, Apache completed $215 million of leasehold acquisitions in North America.

Results of Operations

Oil and Gas Revenues

Apache’s oil and gas revenues by region are as follows:

	For the Year Ended December 31,
	2014		2013		2012
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$4,260	40%	$5,262	42%	$4,662	36%
Canada	537	5%	563	4%	492	4%

North America	4,797	45%	5,825	46%	5,154	40%

Egypt(3)	3,126	29%	3,528	28%	4,050	31%
Australia	712	6%	779	6%	1,218	9%
North Sea	2,117	20%	2,500	20%	2,517	20%

International(3)	5,955	55%	6,807	54%	7,785	60%

Total(1)(3)	$10,752	100%	$12,632	100%	$12,939	100%

Total Gas Revenues:
United States	$935	40%	$1,096	41%	$1,169	40%
Canada	479	21%	587	23%	751	25%

North America	1,414	61%	1,683	64%	1,920	65%

Egypt(3)	400	17%	389	15%	504	17%
Australia	346	15%	361	14%	357	12%
North Sea	169	7%	194	7%	188	6%

International(3)	915	39%	944	36%	1,049	35%

Total(2)(3)	$2,329	100%	$2,627	100%	$2,969	100%

NGL Revenues:
United States	$549	82%	$544	84%	$395	76%
Canada	76	12%	74	11%	79	15%

North America	625	94%	618	95%	474	91%

Egypt(3)	13	2%	—	—	—	—
North Sea	30	4%	34	5%	46	9%

International(3)	43	6%	34	5%	46	9%

Total(3)	$668	100%	$652	100%	$520	100%

Total Oil and Gas Revenues:
United States	$5,744	42%	$6,902	43%	$6,226	38%
Canada	1,092	8%	1,224	8%	1,322	8%

North America	6,836	50%	8,126	51%	7,548	46%

Egypt(3)	3,539	26%	3,917	25%	4,554	28%
Australia	1,058	7%	1,140	7%	1,575	9%
North Sea	2,316	17%	2,728	17%	2,751	17%

International(3)	6,913	50%	7,785	49%	8,880	54%

Total(3)	$13,749	100%	$15,911	100%	$16,428	100%

Discontinued Operations—Argentina
Oil Revenue	45		271		271
Gas Revenue	39		202		224
NGL Revenue	3		18		24

Total	$87		$491		$519

(1)	Financial derivative hedging activities decreased 2014, 2013, and 2012 oil revenues $2 million, $47 million, and $146 million, respectively.
(2)	Financial derivative hedging activities increased 2014, 2013, and 2012 natural gas revenues $2 million, $31 million, and $414 million, respectively.
(3)	2014 and 2013 includes revenues attributable to a noncontrolling interest in Egypt.

Production

The following table presents production volumes by region:

	For the Year Ended December 31,
	2014	Increase (Decrease)	2013	Increase (Decrease)	2012
Oil Volume—b/d:
United States	133,667	(9%)	146,907	10%	134,123
Canada	17,593	(1%)	17,724	12%	15,830

North America	151,260	(8%)	164,631	10%	149,953

Egypt(1)(2)	87,917	(2%)	89,561	(10%)	99,756
Australia	20,529	6%	19,329	(33%)	28,884
North Sea	60,699	(5%)	63,721	0%	63,692

International	169,145	(2%)	172,611	(10%)	192,332

Total	320,405	(5%)	337,242	(1%)	342,285

Natural Gas Volume—Mcf/d:
United States	591,312	(24%)	781,335	(9%)	854,099
Canada	322,783	(35%)	497,515	(17%)	600,680

North America	914,095	(29%)	1,278,850	(12%)	1,454,779

Egypt(1)(2)	370,262	4%	356,454	1%	353,738
Australia	213,983	(4%)	223,433	4%	214,013
North Sea	55,964	10%	50,961	(11%)	57,457

International	640,209	1%	630,848	1%	625,208

Total	1,554,304	(19%)	1,909,698	(8%)	2,079,987

NGL Volume—b/d:
United States	58,807	8%	54,580	63%	33,527
Canada	6,180	(8%)	6,689	7%	6,258

North America	64,987	6%	61,269	54%	39,785

Egypt	671	NM	—	0%	—
North Sea	1,392	9%	1,272	(21%)	1,618

International	2,063	62%	1,272	(21%)	1,618

Total	67,050	7%	62,541	51%	41,403

BOE per day(3)
United States	291,027	(12%)	331,709	7%	310,000
Canada	77,569	(28%)	107,332	(12%)	122,201

North America	368,596	(16%)	439,041	2%	432,201

Egypt(2)	150,298	1%	148,970	(6%)	158,713
Australia	56,193	(1%)	56,568	(12%)	64,552
North Sea	71,419	(3%)	73,487	(2%)	74,887

International	277,910	0%	279,025	(6%)	298,152

Total	646,506	(10%)	718,066	(2%)	730,353

Discontinued Operations—Argentina
Oil (b/d)	1,698		9,375		9,741
Gas (Mcf/d)	34,854		187,390		213,464
NGL (b/d)	317		2,102		3,008
BOE/d	7,824		42,709		48,326

(1)	Gross oil production and gross natural gas production in Egypt for 2014, 2013, and 2012 were as follows:

	2014	2013	2012
Oil (b/d)	197,366	197,622	213,112
Gas (Mcf/d)	894,802	912,478	899,972
NGL (b/d)	1,901	—	—

(2)	Includes 2014 and 2013 production volumes per day attributable to a noncontrolling interest in Egypt of:

Oil (b/d)	29,292	3,875
Gas (Mcf/d)	123,511	16,278
NGL (b/d)	224	—

(3)	The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

NM—Not meaningful

Pricing

The following table presents pricing information by region:

	For the Year Ended December 31,
	2014	Increase (Decrease)	2013	Increase (Decrease)	2012
Average Oil Price—Per barrel
United States	$87.33	(11%)	$98.14	3%	$94.98
Canada	83.57	(4%)	87.00	2%	84.89
North America	86.89	(10%)	96.94	3%	93.91
Egypt	97.44	(10%)	107.94	(3%)	110.92
Australia	94.99	(14%)	110.42	(4%)	115.22
North Sea	95.53	(11%)	107.48	(0%)	107.97
International	96.46	(11%)	108.04	(2%)	110.59
Total(1)	91.94	(10%)	102.62	(1%)	103.29
Average Natural Gas Price—Per Mcf:
United States	$4.33	13%	$3.84	3%	$3.74
Canada	4.07	26%	3.23	(6%)	3.42
North America	4.24	17%	3.61	—	3.61
Egypt	2.96	(1%)	2.99	(23%)	3.90
Australia	4.43	—	4.43	(3%)	4.55
North Sea	8.29	(21%)	10.43	17%	8.95
International	3.92	(4%)	4.10	(11%)	4.59
Total(2)	4.11	9%	3.77	(3%)	3.90
Average NGL Price—Per barrel
United States	$25.57	(6%)	$27.29	(15%)	$32.19
Canada	33.61	10%	30.50	(12%)	34.63
North America	26.33	(5%)	27.64	(15%)	32.57
Egypt	51.80	NM	—	0%	—
North Sea	59.42	(19%)	73.06	(5%)	77.11
International	56.94	(22%)	73.06	(5%)	77.11
Total	27.28	(4%)	28.56	(17%)	34.31
Discontinued Operations—Argentina
Oil price ($/Bbl)	$72.70		$79.05		$75.89
Gas price ($/Mcf)	3.04		2.96		2.87
NGL price ($/Bbl)	24.57		23.64		21.55

(1)	Reflects a per-barrel decrease of $0.02, $0.37, and $1.13 in 2014, 2013, and 2012, respectively, from financial derivative hedging activities.
(2)	Reflects a per-Mcf increase of $0.04 and $0.49 in 2013 and 2012, respectively, from financial derivative hedging activities.

NM—Not meaningful

Crude Oil Prices

A substantial portion of our oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of the Company’s control. Average realized crude oil prices for 2014 were down 10 percent compared to 2013, a direct result of the sharply lower benchmark oil prices in the fourth quarter of 2014.

Continued volatility in the commodity price environment reinforces the importance of our asset portfolio. While the market price received for natural gas varies among geographic areas, crude oil tends to trade within a tighter global range. Price movements for all types and grades of crude oil generally move in the same direction. Crude oil prices realized in 2014 averaged $91.94 per barrel; however, International Dated Brent crudes and sweet crude from the U.S. Gulf Coast continue to be priced at a premium to WTI-based prices. In 2014 we realized these premium prices on approximately 55 percent of our crude oil production. Our Egypt, Australia, and North Sea regions, which collectively comprised 53 percent of our 2014 worldwide oil production, received International Dated Brent pricing with 2014 oil realizations averaging $96.46 per barrel.

Natural Gas Prices

Natural gas, which currently has a limited global transportation system, is subject to price variances based on local supply and demand conditions. Our primary markets include North America, Egypt, Australia, and the U.K. An overview of the market conditions in our primary gas-producing regions follows:

•	North America has a common market; most of our gas is sold on a monthly or daily basis at either monthly or daily market prices. Our North American regions averaged $4.24 per Mcf in 2014, up from $3.61 per Mcf in 2013.

•	In Egypt, our gas is sold to EGPC, primarily under an industry pricing formula indexed to Dated Brent crude oil with a maximum gas price of $2.65 per MMBtu, plus an upward adjustment for liquids content. Under a legacy oil-indexed contract, which expired at the end of 2012, there was no price cap for our gas up to 100 MMcf/d of gross production. Overall, the region averaged $2.96 per Mcf in 2014, down 1 percent from the prior year.

•	Australia has historically had a local market with a limited number of buyers and sellers resulting in mostly long-term, fixed-price contracts that are periodically adjusted for changes in the local consumer price index. During 2014, the region averaged $4.43 per Mcf, unchanged from 2013 pricing.

•	Natural gas from the North Sea Beryl field is processed through the SAGE gas plant operated by Apache. The gas is sold to a third party at the St. Fergus entry point of the national grid on a National Balancing Point index price basis. The region averaged $8.29 per Mcf in 2014, a 21 percent decrease from an average of $10.43 per Mcf in 2013.

NGL Prices

Apache’s NGL production is sold under contracts with prices at market indices based on local supply and demand conditions, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.

Crude Oil Revenues

2014 vs. 2013 During 2014 crude oil revenues totaled $10.8 billion, approximately 15 percent lower than the 2013 total of $12.6 billion, driven by a 10 percent decrease in average oil prices and a 5 percent decrease in worldwide production. Average daily production in 2014 was 320.4 Mb/d, with prices averaging $91.94 per barrel. Crude oil represented 78 percent of our 2014 oil and gas production revenues and 50 percent of our equivalent production, compared to 79 and 47 percent, respectively, in the prior year. Lower realized prices reduced revenues $1.3 billion, while lower production volumes reduced revenues an additional $565 million.

Worldwide oil production from continuing operations decreased 16.8 Mb/d. However, when excluding production from the Gulf of Mexico Shelf, South Texas, and Canadian asset divestitures, oil production increased 18.2 Mb/d. This increase was driven by production growth of 20.1 Mb/d in our Permian region as a result of higher drilling and recompletion activity, partially offset by a decrease in production from the North Sea on natural decline.

2013 vs. 2012 During 2013 crude oil revenues totaled $12.6 billion, $307 million lower than the 2012 total of $12.9 billion, driven by a 1 percent decrease in worldwide production and average realized prices. Average daily production in 2013 was 337.2 Mb/d, with prices averaging $102.62 per barrel. Crude oil represented 79 percent of our 2013 oil and gas production revenues and 47 percent of our equivalent production, compared to 79 and 47 percent, respectively, in the prior year. Lower production volumes reduced revenues $224 million, while slightly lower realized prices reduced revenues an additional $83 million.

Worldwide oil production from continuing operations decreased 5.0 Mb/d, however, when excluding the Gulf of Mexico Shelf and Canadian assets that were sold during 2013, oil production increased 4.0 Mb/d, driven by growth of 23.7 Mb/d from our North American regions. Our Permian and Central regions increased production by 11.9 Mb/d and 8.6 Mb/d, respectively, as a result of higher drilling and recompletion activity. Production from our remaining property base in Canada increased 2.1 Mb/d, or 14 percent, as a result of our continued focus on liquids-rich drilling targets. These increases were partially offset by a 19.7 Mb/d decrease in production from our international regions. Oil production from Egypt decreased 10.2 Mb/d, of which 7.8 Mb/d was related production used to pay taxes and, under the terms of our production sharing contracts, has no economic impact to Apache. Australia’s production decreased 9.6 Mb/d as a result of natural decline from our Pyrenees and Van Gogh fields.

Natural Gas Revenues

2014 vs. 2013 Natural gas revenues of $2.3 billion for 2014 were $298 million lower than 2013, the result of a 19 percent decrease in production volumes offset by a 9 percent increase in realized prices. Worldwide production decreased 355.4 MMcf/d, lowering revenues by $533 million. Realized prices in 2014 averaged $4.11 per Mcf, an increase of $0.34 per Mcf compared to 2013, which increased revenues by $235 million.

Worldwide gas production from continuing operations decreased 19 percent. However, excluding production from the Gulf of Mexico Shelf, South Texas, and Canadian asset divestitures, gas production increased 4.7 MMcf/d. This increase was driven by production growth of 28.0 MMcf/d in the Permian region as a result of higher drilling and recompletion activity. Egypt’s net production increased 13.8 MMcf/d as a result of our successful drilling program with new wells coming on-line during 2014, and production from the North Sea increased 5 MMcf/d on stronger than expected well performance. Offsetting this increase were production decreases of 20 MMcf/d from our remaining properties in Canada, a result of a shift in our drilling and recompletion activity from dry gas to liquids-rich gas properties and 9.5 MMcf/d in Australia as a result of lower customer takes under existing contractual arrangements.

2013 vs. 2012 Natural gas revenues of $2.6 billion for 2013 were $342 million lower than 2012, the result of a 8 percent decrease in production volumes and a 3 percent decrease in realized prices. Worldwide production decreased 170.3 MMcf/d, lowering revenues by $242 million. Realized prices in 2013 averaged $3.77 per Mcf, a decrease of $0.13 per Mcf from 2012, which reduced revenues by an additional $100 million.

Worldwide gas production from continuing operations decreased 8 percent; however, excluding production from the Gulf of Mexico Shelf and Canadian assets sold during 2013, gas production declined only 2 percent, or 34 MMcf/d. Production declined 66 MMcf/d from our remaining properties in Canada, a result of a shift in our drilling and recompletion activity from dry gas to liquids-rich gas properties. Production from our U.S. Deepwater region decreased 26 MMcf/d on natural decline. These decreases were partially offset by production increases of 52.6 MMcf/d in our U.S. onshore regions resulting from drilling activity focusing on liquids-rich targets, 9.4 MMcf/d in Australia on volumes from our Macedon field discovery, which commenced operations in the third quarter, and 2.7 MMcf/d in Egypt.

NGL Revenues

2014 vs. 2013 NGL revenues totaled $668 million in 2014, an increase of $16 million from 2013, the result of a 7 percent increase in production volumes partially offset by a 4 percent decrease in realized prices. Worldwide production from continuing operations rose 4.5 Mb/d, adding $45 million to revenues. This increase was primarily driven by drilling and recompletion activity in the U.S. Permian region. Realized prices in 2014 averaged $27.28 per Mcf barrel, a decrease of $1.28 per barrel, which reduced revenues by $29 million.

2013 vs. 2012 NGL revenues totaled $652 million in 2013, an increase of $132 million from 2012, the result of a 51 percent increase in production volumes partially offset by a 17 percent decrease in realized prices. Worldwide production from continuing operations rose 21.1 Mb/d, adding $219 million to revenues. This increase was primarily driven by drilling and recompletion activity in the U.S. Central and Permian regions. Realized prices in 2013 averaged $28.56 per Mcf barrel, a decrease of $5.75 per barrel, which reduced revenues by $87 million.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on context. All 2014 and 2013 operating expenses include costs attributable to a noncontrolling interest in Egypt. Operating expenses for all periods exclude discontinued operations in Argentina.

	For the Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(In millions)			(Per boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	$4,747	$4,894	$4,593	$20.11	$18.67	$17.18
Additional	5,001	995	1,926	21.19	3.80	7.21
Other assets	410	400	362	1.74	1.53	1.35
Asset retirement obligation accretion	181	238	228	0.77	0.91	0.85
Lease operating costs	2,479	2,864	2,784	10.51	10.93	10.41
Gathering and transportation costs	273	288	295	1.17	1.07	1.12
Taxes other than income	678	785	818	2.87	3.00	3.06
Impairments	2,357	—	—	9.99	—	—
General and administrative expense	434	482	515	1.84	1.84	1.92
Acquisition, divestiture, and separation costs	67	33	31	0.28	0.12	0.12
Financing costs, net	130	177	172	0.55	0.68	0.64

Total	$16,757	$11,156	$11,724	$71.02	$42.55	$43.86

Recurring Depreciation, Depletion and Amortization (DD&A)

The following table details the changes in recurring DD&A of oil and gas properties from 2012 to 2014:

Recurring DD&A
(In millions)
2012 DD&A	$4,593
Volume change	(57)
DD&A Rate change	358

2013 DD&A	$4,894
Volume change	(414)
DD&A Rate change	267

2014 DD&A	$4,747

2014 vs. 2013 Recurring full-cost depletion expense decreased $147 million on an absolute dollar basis: $414 million on lower volumes partially offset by an increase of $267 million from a higher average cost rate per boe. Our full-cost depletion rate increased $1.44 to $20.11 per boe reflecting increased cost for exploration and development activity over the past several years.

2013 vs. 2012 Recurring full-cost depletion expense increased $301 million on an absolute dollar basis: $358 million on rate partially offset by a decrease of $57 million from lower volumes. Our full-cost depletion rate increased $1.49 to $18.67 per boe reflecting acquisition and drilling costs that exceed our historical levels.

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

During 2014, we recorded $4.4 billion ($2.8 billion net of tax) and $589 million ($224 million net of tax) in non-cash write-downs of the carrying value of the Company’s U.S. and North Sea proved oil and gas properties, respectively. If oil prices do not recover significantly from the current futures market price indication, the Company expects further write-downs of the carrying value of its oil and gas properties, which may be material to the Company’s consolidated financial statements, throughout the remainder of 2015.

In 2013 we recorded non-cash write-downs of the carrying value of the Company’s proved oil and gas properties totaling $995 million. The after-tax impact of these write-downs was $356 million in the U.S. and $139 million in the North Sea. During the year, the Company also exited operations in Kenya and recorded $46 million net of tax to additional DD&A related to the impairment of the carrying value of the Kenyan oil and gas property leases.

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

Direct operating costs generally trend with commodity prices and are impacted by the type of commodity produced and the location of properties (i.e., offshore, onshore, remote locations, etc.). Fluctuations in commodity prices impact operating cost elements both directly and indirectly. They directly impact costs such as power, fuel, and chemicals, which are commodity price based. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as rig rates, labor, boats, helicopters, materials, and supplies. Oil, which contributed nearly half of our 2014 production, is inherently more expensive to produce than natural gas. Repair and maintenance costs are typically higher on offshore properties.

The following table identifies changes in Apache’s LOE rate from 2012 to 2014:

For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Per boe		Per boe
2013 LOE	$10.93	2012 LOE	$10.41
Divestitures(1)	(0.68)	Divestitures(1)	(0.11)
FX impact	(0.12)	Power and fuel costs	0.21
Labor and overhead costs	0.20	Labor and overhead costs	0.16
Transportation	0.14	Non-operated property costs	0.14
Equipment rental	0.12	Transportation	0.14
Workover costs	0.12	Workover costs	0.08
Materials	0.12	Repairs and maintenance	0.08
Saltwater disposal	0.09	Other	0.08
Other	0.31	Other increased production	(0.26)
Other increased production	(0.72)

2014 LOE	$10.51	2013 LOE	$10.93

(1)	Per-unit impact of divestitures is shown net of associated production.

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

In the U.S. and Canada we sell oil and natural gas under both types of arrangements. In the North Sea, we pay transportation charges to a third-party carrier. In Australia, oil and natural gas are sold under netback arrangements. In Egypt, our oil and natural gas production is primarily sold to EGPC under netback arrangements; however, we also export crude oil under both types of arrangements.

The following table presents gathering and transportation costs we paid directly to third-party carriers for each of the periods presented:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
Canada	$123	$155	$163
U.S.	93	84	69
Egypt	40	42	39
North Sea	17	7	24

Total Gathering and transportation	$273	$288	$295

2014 vs. 2013 Gathering and transportation costs decreased $15 million from 2013. Canada’s 2014 costs decreased $32 million from a decline in production primarily associated with divestitures. The U.S. costs for 2014 increased $9 million as compared to 2013 primarily as a result of increased production in the Central and Permian regions from increased drilling activity partially offset by a decrease from the Gulf of Mexico asset sales. Egypt costs were down $2 million from decreases in the world scale freight rates. North Sea costs increased $10 million on increased NGL activity and oil transportation tariffs.

2013 vs. 2012 Gathering and transportation costs decreased $7 million from 2012. The U.S. costs for 2013 increased $15 million as compared to 2012 primarily as a result of increased production in the Permian and Central region from increased drilling activity. Egypt costs were up $3 million from increases in the world scale freight rates. North Sea costs decreased $17 million. Canada’s costs decreased $8 million from a decline in activity.

Taxes Other Than Income

Taxes other than income primarily consist of U.K. Petroleum Revenue Tax (PRT), Australian Petroleum Resource Rent Tax (PRRT), severance taxes on properties onshore and in state or provincial waters off the coast of the U.S. and Australia, and ad valorem taxes on properties in the U.S. and Canada. Severance taxes are generally based on a percentage of oil and gas production revenues, while the U.K. PRT is assessed on net receipts from qualifying fields in the U.K. North Sea. Australian PRRT expense is a levy assessed on the sale of hydrocarbons derived from specific developmental areas in Australia. We are subject to a variety of other taxes including U.S. franchise taxes and various Canadian taxes, including the Freehold Mineral tax and Saskatchewan Resources surtax. The table below presents a comparison of these expenses:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
Australia PRRT and U.K. PRT	$273	$382	$451
Severance taxes	261	249	215
Ad valorem taxes	104	113	103
Other	40	41	49

Total Taxes other than income	$678	$785	$818

2014 vs. 2013 Taxes other than income were $107 million lower than 2013. Australian PRRT and U.K. PRT decreased $109 million over the comparable 2013 period based on a decrease in production revenues in the North Sea from qualifying fields during the year partially offset by $96 million Australian PRRT accrued during 2014. Prior periods reflect no Australian PRRT expense as sales subject to PRRT were fully offset by credits derived from exploration and development expenditures. Severance tax increased $12 million with increased production from the Permian region offset by higher tax credits and decreased oil prices. Ad valorem taxes decreased $9 million as a result of property divestitures during 2014.

2013 vs. 2012 Taxes other than income were $33 million lower than 2012. U.K. PRT decreased $69 million over the comparable 2012 period based on a decrease in production revenues from qualifying fields during the year. Prior-year property acquisitions and higher drilling activity resulted in increases of $34 million and $10 million to severance and ad valorem tax expense, respectively.

Impairments

During the fourth quarter of 2014, the Company recorded asset impairments totaling $2.4 billion, including $1.3 billion for the impairment of goodwill, $1.0 billion for the impairment of assets held for sale, and other asset impairments. For detailed information regarding impairments, please refer to Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

General and Administrative Expenses

2014 vs. 2013 General and administrative (G&A) expenses decreased $48 million, or 10 percent, from 2013. On a per-unit basis, G&A expenses stayed flat compared to prior year as a result of lower costs offset by lower production from recent divestitures. Expenses for 2014 included a $25 million benefit from nonrecurring third party cost reimbursements in Australia.

2013 vs. 2012 General and administrative (G&A) expenses decreased $33 million, or 6 percent, from 2012. On a per-unit basis, G&A expenses were down $0.08 to $1.84 per boe, with the benefit of lower costs partially offset by the impact of lower production.

Acquisition, Divestiture and Separation Costs

Apache recorded $67 million and $33 million of expenses during 2014 and 2013, respectively, primarily related to separation costs, investment banking fees and other costs associated with recent divestitures. In 2012, the Company recorded $31 million of expenses reflecting costs related to our acquisition of Mobil North Sea and our acquisition of Cordillera.

Financing Costs, Net

Financing costs incurred during the period comprised the following:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
Interest expense	$499	$560	$501
Amortization of deferred loan costs	6	8	7
Capitalized interest	(363)	(364)	(323)
Gain on extinguishment of debt	—	(16)	—
Interest income	(12)	(11)	(13)

Total Financing costs, net	$130	$177	$172

2014 vs. 2013 Net financing costs decreased $47 million from 2013. The decrease is primarily related to a $61 million decrease in interest expense as a result of lower average debt balances during 2014.

2013 vs. 2012 Net financing costs increased $5 million from 2012. The increase is primarily related to a $59 million increase in interest expense from debt issuances during 2012, partially offset by a $41 million increase in capitalized interest resulting from additional unproved property balances in the Central and Permian regions. Additionally, Apache realized a gain of $16 million related to debt extinguished during 2013.

Provision for Income Taxes

In 2014, Apache evaluated its permanent reinvestment position and determined that undistributed earnings from certain subsidiaries located in Apache’s Australia, Egypt, and North Sea regions will no longer be permanently reinvested. As a result of this change in position, the Company recorded $1.7 billion of U.S. deferred income tax expense on the undistributed earnings that were previously considered permanently reinvested. In addition, the Company recorded $311 million of U.S. deferred income tax expense on foreign earnings that were distributed to the U.S. in 2014.

The 2014 provision for income taxes totaled $1.6 billion. The 2014 effective rate reflects the tax benefit from the $5.0 billion non-cash write-down in the U.S. and North Sea. The Company’s rate is also impacted by the $1.7 billion of deferred income tax expense recorded in 2014 for changing our position on unremitted earnings on foreign subsidiaries and $311 million of deferred income tax expense on distributed foreign earnings. In addition, the Company had approximately $2.1 billion of impairments related to non-cash write-downs of goodwill and assets held for sale. Excluding these items and certain other adjustments, the 2014 effective tax rate would have been 41 percent.

The 2013 provision for income taxes totaled $1.9 billion. The 2013 effective rate reflects the tax benefit from the $995 million non-cash write-downs in the U.S., North Sea, and Kenya, impacts from foreign currency fluctuations and a $225 million charge related to distributed foreign earnings and other adjustments. Excluding these items, the 2013 effective tax rate would have been 42 percent.

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

We have initially set our 2015 capital budget at $3.8 billion, which is approximately 60 percent lower than the prior year as a result of our response to the changing market conditions and operating cash flow forecasts. This budget covers planned expenditures for drilling, completions, recompletion projects, equipment upgrades, expansion of existing facilities and equipment, plugging and abandonment, seismic studies, and leasing additional acreage. We closely monitor commodity prices, service cost levels, regulatory impacts, and numerous other industry factors and routinely adjust our budgets in response to changing market conditions and operating cash flow forecasts. With the current capital program, we are projecting our production to be relatively flat compared to 2014, when adjusting for divested assets.

We believe the liquidity and capital resource alternatives available to Apache, combined with proactive measures to adjust our capital budget to reflect lower oil prices and anticipated operating cash flows, will be adequate to fund short-term and long-term operations, including our capital spending program, repayment of debt maturities, and any amount that may ultimately be paid in connection with commitments and contingencies.

For additional information, please see Part I, Items 1 and 2—Business and Properties and Part I, Item 1A—Risk Factors of this Form 10-K.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the years presented:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by continuing operating activities	$8,379	$9,603	$8,281
Net cash provided by Argentina discontinued operations	788	18	—
Proceeds from asset divestitures	3,092	4,405	27
Proceeds from sale of Egypt noncontrolling interest	—	2,948	—
Commercial paper and bank loan borrowings, net	1,568	—	511
Fixed-rate debt borrowings	—	—	4,978
Other	49	21	—

	13,876	16,995	13,797

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$10,880	$10,802	$8,161
Leasehold and property acquisitions	1,492	419	3,969
Shares repurchased	1,864	997	—
Dividends paid	365	360	332
Distributions to noncontrolling interest	140	—	—
Equity investment in Yara Pilbara Holdings Pty Limited (YPHPL)	—	—	439
Commercial paper, credit facility and bank loan repayments, net	—	509	—
Payments on fixed-rate debt	—	2,072	400
Net cash used by Argentina operations	—	—	66
Other	272	90	565

	15,013	15,249	13,932

Increase (decrease) in cash and cash equivalents	$(1,137)	$1,746	$(135)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts differ from those discussed elsewhere in this document, which include accruals.

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

Net cash provided by continuing operating activities for 2014 totaled $8.4 billion, down $1.2 billion from 2013. The decrease reflects comparative changes in working capital during the periods.

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

Argentina Discontinued Operations

During 2014, Apache completed the sale of our Argentina operations and properties to YPF Sociedad Anónima for cash proceeds of $786 million. The results of operations related to Argentina have been classified as discontinued operations in all periods presented in this Annual Report on Form 10-K. Net cash provided by Argentina discontinued operations for the first quarter of 2014 was $2 million.

Asset Divestitures

During 2014, Apache completed the sale of non-core Anadarko basin and southern Louisiana oil and gas assets for $1.3 billion. In addition, Apache completed the sale of non-operated interests in the Lucius and Heidelberg development projects and 11 primary term deepwater exploration blocks in the Gulf of Mexico for $1.4 billion. The effective dates of these transactions were October 1, 2014 and May 1, 2014, respectively. Proceeds from the sale of other oil and gas properties totaled $470 million during the year.

During 2013, Apache completed the sale of Gulf of Mexico Shelf operations and properties for $3.7 billion. In addition, Apache completed a transaction with Chevron Canada under which each company became a 50 percent owner of the Kitimat LNG plant, the PTP, and 644,000 gross undeveloped acres in the Horn River and Liard basins. The proceeds from this transaction were $396 million. Proceeds from the sale of other oil and gas properties totaled $306 million during the year.

For information regarding our acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Egypt Noncontrolling Interest

During 2013, Apache completed the sale of a one-third minority participation in its Egypt oil and gas business to Sinopec for $2.95 billion. Apache made cash distributions totaling $140 million to Sinopec in 2014.

Capital Expenditures

During 2014, capital spending for E&D activities totaled $9.7 billion compared to $9.6 billion in the prior year period. Apache’s E&D capital spending was primarily focused on our North American onshore assets. In the Permian region we averaged 40 operated drilling rigs during the year. In our Gulf Coast region, during 2014 we increased activity on our Eagle Ford acreage in Texas.

Apache also completed leasehold and property acquisitions totaling $1.5 billion during 2014, compared with $419 million in 2013. Our 2014 acquisition investments focused on adding new leasehold positions to our North American onshore portfolio.

Apache’s investment in gas gathering, transmission, and processing facilities totaled $1.2 billion during each of 2014 and 2013. Apache’s 2014 GTP capital expenditures were primarily for the Wheatstone and Kitimat LNG facilities. In December of 2014, Apache announced an agreement to sell its interest in the two LNG projects. Apache will be reimbursed for its net expenditure in the projects between June 30, 2014, and closing, which is estimated to be approximately $1 billion. The transaction is expected to close in the first quarter of 2015. For more information, please see Note 2—Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Shares Repurchased

Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and since the inception of the program has repurchased a total of 32.2 million shares at an average price of $88.96. During 2014, 21.0 million shares were repurchased at an average price of $89.00. The Company is not obligated to acquire any specific number of shares.

Dividends

The Company has paid cash dividends on its common stock for 50 consecutive years through 2014. Future dividend payments will depend on the Company’s level of earnings, financial requirements, and other relevant factors. Common stock dividends paid during 2014 totaled $365 million, compared with $303 million in 2013 and $256 million in 2012. The Company paid dividends on its Series D Preferred Stock totaling $57 million and $76 million in 2013 and 2012, respectively. The preferred stock was converted to common stock in August 2013.

In the first quarter of 2014 the Board of Directors approved a 25 percent increase to $0.25 per share for the regular quarterly cash dividend on the Company’s common shares. This increase first applied to the dividend on common shares payable on May 22, 2014, to stockholders of record on April 22, 2014, and subsequent dividends paid.

Liquidity

	At December 31,
	2014	2013
	(In millions, except percentages)
Cash and cash equivalents	$769	$1,906
Total debt	11,245	9,725
Equity	28,137	35,393
Available committed borrowing capacity	3,730	3,300
Floating-rate debt/total debt	14%	1%
Percent of total debt-to-capitalization	29%	22%

Cash and Cash Equivalents

At December 31, 2014, we had $769 million in cash and cash equivalents, of which $498 million of cash was held by foreign subsidiaries, and approximately $271 million was held by Apache Corporation and U.S. subsidiaries. The cash held by foreign subsidiaries is subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment-grade securities with maturities of three months or less at the time of purchase.

Debt

At December 31, 2014, outstanding debt, which consisted of notes, debentures, and commercial paper, totaled $11.2 billion. We have $900 million of debt maturing in 2017, $2.1 billion maturing in 2018, and the remaining $8.2 billion maturing in years 2019 through 2096. At December 31, 2014, we had no current debt outstanding.

Available Credit Facilities

As of December 31, 2014, the Company had unsecured committed revolving syndicated bank credit facilities totaling $5.3 billion, of which $2.0 billion matures in December 2015, $1.0 billion matures in August 2016 and $2.3 billion matures in June 2018 pursuant to a one-year extension approved in May 2014 under the terms of the $2.3 billion facilities. In December 2014, the company entered into a $2.0 billion 364-day revolving credit facility which matures in December 2015. At maturity, the 364-day credit facility allows the Company to convert the outstanding revolving loans into one-year term loans by paying a term-out fee of 1 percent. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility and its other committed credit facilities support its commercial paper program, which was increased from $3.0 billion to $5.0 billion in December 2014. The facilities consist of the $2.0 billion 364-day credit facility, a $1.7 billion facility and a $1.0 billion facility in the U.S., a $300 million facility in Australia, and a $300 million facility in Canada. As of December 31, 2014, aggregate available borrowing capacity under the Company’s credit facilities was $3.7 billion.

At the Company’s option, the interest rate for the facilities is based on a base rate, as defined, or the London Inter-bank Offered Rate (LIBOR) plus a margin determined by the Company’s senior long-term debt rating. The $1.7 billion credit facility also allows the Company to borrow under competitive auctions.

At December 31, 2014, the margin over LIBOR for committed loans was 0.925 percent on the $2.0 billion 364-day credit facility, 0.875 percent on the $1.0 billion U.S. credit facility, and 0.90 percent on each of the $1.7 billion U.S. credit facility, the $300 million Australian credit facility, and the $300 million Canadian credit facility. The Company also pays quarterly facility fees of 0.075 percent on the total amount of the $2.0 billion 364-day credit facility, 0.125 percent on the total amount of the $1.0 billion facility, and 0.10 percent on the total amount of the other three facilities. The margin over LIBOR and the facility fees vary based upon the Company’s senior long-term debt rating.

The financial covenants of the credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. At December 31, 2014, the Company’s debt-to-capitalization ratio was 29 percent.

The negative covenants include restrictions on the Company’s ability to create liens and security interests on its assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens, and liens arising as a matter of law, such as tax and mechanics’ liens. The Company may incur liens on assets located in the U.S. and Canada of up to 5 percent of the Company’s consolidated assets, or approximately $2.8 billion as of December 31, 2014. There are no restrictions on incurring liens in countries other than the U.S. and Canada. There are also restrictions on Apache’s ability to merge with another entity, unless the Company is the surviving entity, and a restriction on its ability to guarantee debt of entities not within its consolidated group.

There are no clauses in the facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The credit facility agreements do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payments and terminate lending commitments if Apache Corporation, or any of its U.S. or Canadian subsidiaries, defaults on any direct payment obligation in excess of the stated thresholds noted in the agreements or has any unpaid, non-appealable judgment against it in excess of the stated thresholds noted in the agreements. The Company was in compliance with the terms of the credit facilities as of December 31, 2014.

There is no assurance that the financial condition of banks with lending commitments to the Company will not deteriorate. We closely monitor the ratings of the 25 banks in our bank group. Having a large bank group allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.

Commercial Paper Program

In December 2014, the Company increased its commercial paper program from $3.0 billion to $5.0 billion. The commercial paper program generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under committed credit facilities. Our 2014 weighted-average interest rate for commercial paper was 0.31 percent. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s committed credit facilities, which expire in 2015, 2016, and 2018, are available as a 100 percent backstop. As of December 31, 2014, the Company had $1.6 billion in commercial paper outstanding. At December 31, 2013, the Company had no commercial paper outstanding.

Letter of Credit Collateral

Apache assumed abandonment obligations in conjunction with various North Sea acquisitions. Although not currently required, to ensure Apache’s payment of these costs, Apache agreed to deliver a letter of credit to the applicable seller if the rating of Apache’s senior unsecured debt is lowered by both Moody’s and Standard and Poor’s to ratings specified in the agreement with such seller. Apache has made arrangements with members of its bank group to provide letters of credit to cover certain abandonment obligations, if needed.

Total Debt-to-Capitalization

The Company’s debt-to-capitalization ratio as of December 31, 2014, was 29 percent as compared to 22 percent at December 31, 2013. The increase in our debt-to-capitalization ratio is directly related to the draw on commercial paper during 2014 and the current year non-cash earnings charges for oil and gas property write-downs and asset impairments.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2014. For additional information regarding these obligations, please see Note 6—Debt and Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Contractual Obligations(1)	Note Reference	Total	2015	2016-2017	2018-2019	2020 & Beyond
	(In millions)
Debt, at face value	Note 6	$11,301	$—	$901	$2,270	$8,130
Interest payments	Note 6	9,751	482	947	851	7,471
Drilling rig commitments(2)	Note 8	999	382	573	44	—
Purchase obligations(3)	Note 8	1,248	527	428	255	38
Firm transportation agreements(4)	Note 8	431	101	173	85	72
Office and related equipment	Note 8	343	49	98	80	116
Other operating lease obligations(5)	Note 8	469	131	221	82	35

Total Contractual Obligations		$24,542	$1,672	$3,341	$3,667	$15,862

(1)	This table does not include the Company’s liability for dismantlement, abandonment, and restoration costs of oil and gas properties or pension or postretirement benefit obligations. For additional information regarding these liabilities, please see Notes 5 and 9, respectively, in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.
(2)	This represents minimum future expenditures for drilling rig services. Apache’s expenditures for drilling rig services will exceed such minimum amounts to the extent Apache utilizes the drilling rigs subject to a particular contractual commitment for a period greater than the period set forth in the governing contract. Drilling rig commitments will be reduced by $79 million upon the completion of the sale of Apache’s interest in the Kitimat and Wheatstone LNG projects.
(3)

Purchase obligations represent agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed and minimum quantities to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. These include minimum commitments associated with take-or-pay contracts, NGL processing agreements, obtaining and processing seismic data, and contractual obligations to buy or build oil and gas plants and facilities, including LNG facilities. Of the total purchase obligations, $651 million will be relinquished upon completion of the sale of Apache’s interest in the Kitimat and Wheatstone LNG projects.
(4)	Firm transportation commitments will be reduced by $51 million upon completion of the sale of Apache’s interest in the Kitimat and Wheatstone LNG projects.
(5)	Other operating lease obligations pertain to other long-term exploration, development, and production activities. The Company has work-related commitments for oil and gas operations equipment, acreage maintenance commitments, and FPSOs, among other things. Other operating lease commitments will be reduced by $291 million upon the completion of the sale of Apache’s interest in the Kitimat and Wheatstone LNG projects.

Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess settlements resulting from litigation. Apache’s management feels that it has adequately reserved for its contingent obligations, including approximately $67 million for environmental remediation and approximately $8 million for various contingent legal liabilities. For a detailed discussion of the Company’s environmental and legal contingencies, please see Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

The Company also had approximately $52 million accrued as of December 31, 2014, for an insurance contingency as a member of Oil Insurance Limited (OIL). This insurance co-op insures specific property, pollution liability, and other catastrophic risks of the Company. As part of its membership, the Company is contractually committed to pay a withdrawal premium if we elect to withdraw from OIL. Apache does not anticipate withdrawal from the insurance pool; however, the potential withdrawal premium is calculated annually based on past losses and the nature of our asset base.

Insurance Program

We maintain insurance policies that include coverage for physical damage to our assets, third party liability, workers’ compensation, employers’ liability, sudden and accidental pollution, and other risks. Our insurance coverage includes deductibles or retentions that must be met prior to recovery. Additionally, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

Our current insurance policies covering physical damage to our assets provide $1 billion in coverage per occurrence. These policies also provide sudden and accidental pollution coverage. Coverage for damage to our U.S. Gulf of Mexico assets specifically resulting from a named windstorm, however, is subject to a maximum of $250 million per named windstorm, which includes a self-insured retention of 40 percent of the losses above a $100 million deductible and is limited to an annual aggregate of $300 million.

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

In addition, the Company has a separate policy with OPIC, which, subject to policy terms and conditions, provides $300 million of coverage for losses arising from (1) non-payment by EGPC of arbitral awards covering amounts owed Apache on past due invoices and (2) expropriation of exportable petroleum in the event that actions taken by the government of Egypt prevent Apache from exporting our share of production. In October 2012, the Multilateral Investment Guarantee Agency (MIGA), a member of the World Bank Group, announced that it was providing $150 million in reinsurance to OPIC for the remainder of the policy term. This provision of long-term reinsurance to OPIC will allow Apache to maintain the $300 million of insurance coverage through 2024.

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

Asset Retirement Obligation (ARO)

The Company has significant obligations to remove tangible equipment and restore land or seabed at the end of oil and gas production operations. Apache’s removal and restoration obligations are primarily associated with plugging and abandoning wells and removing and disposing of offshore oil and gas platforms in the North Sea and Australia. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety, and public relations considerations.

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

Goodwill

As of December 31, 2014, the Company’s consolidated balance sheet included $87 million of goodwill, all of which has been assigned to the Egypt reporting unit. Goodwill is assessed at least annually for impairment at the reporting unit level. We conduct a qualitative goodwill impairment assessment as of July 1st of each year by examining relevant events and circumstances which could have a negative impact on our goodwill such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, acquisitions and divestitures, and other relevant entity-specific events.

The first step of the impairment test requires management to make estimates regarding the fair value of each reporting unit to which goodwill has been assigned. If it is necessary to determine the fair value of the reporting unit, we use a combination of the income approach and the market approach.

Under the income approach, the fair value of each reporting unit is estimated based on the present value of expected future cash flows. The income approach is dependent on a number of factors including estimates of forecasted revenue and operating costs, proved reserves, the success of future exploration for and development of unproved reserves, discount rates, and other variables. Negative revisions of estimated reserves quantities, increases in future cost estimates, divestiture of a significant component of the reporting unit, or sustained decreases in crude oil or natural gas prices could lead to a reduction in expected future cash flows and possibly an impairment of all or a portion of goodwill in future periods.

Key assumptions used in the discounted cash flow model described above include estimated quantities of crude oil and natural gas reserves, including both proved reserves and risk-adjusted unproved reserves; estimates of market prices considering forward commodity price curves as of the measurement date; and estimates of operating, administrative, and capital costs adjusted for inflation. We discount the resulting future cash flows using discount rates similar to those used by the Company in the valuation of acquisitions and divestitures.

To assess the reasonableness of our fair value estimate, we use a market approach to compare the fair value to similar businesses whose securities are actively traded in the public market. This requires management to make certain judgments about the selection of comparable companies, recent comparable asset transactions, and transaction premiums. Associated market multiples are applied to various financial metrics of the reporting unit to estimate fair value.

Although we base the fair value estimate of each reporting unit on assumptions we believe to be reasonable, those assumptions are inherently unpredictable and uncertain, and actual results could differ from the estimate. In the event of a prolonged global recession, commodity prices may stay depressed or decline further, thereby causing the fair value of the reporting unit to decline, which could result in an impairment of goodwill.

During the fourth quarter of 2014, the Company recognized non-cash impairments of the entire amount of recorded goodwill in the U.S., North Sea, and Canada reporting units of $1.0 billion, $163 million, and $103 million, respectively.

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

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather and political climate. In 2014, our average crude oil realizations decreased to $91.94 per barrel compared to $102.62 per barrel in 2013. Our average natural gas price realizations increased 9 percent in 2014 to $4.11 per Mcf from $3.77 per Mcf in 2013.

We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache typically uses futures contracts, swaps, and options to mitigate commodity price risk. In 2014 approximately 9 percent of our natural gas production from continuing operations and approximately 39 percent of our crude oil production from continuing operations was subject to financial derivative hedges, compared with 9 percent and 43 percent, respectively, in 2013.

On December 31, 2014, the Company did not have any open derivative positions. See Note 3—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Interest Rate Risk

The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 86 percent of the Company’s debt. At December 31, 2014, total debt included $1.6 billion of floating-rate debt. As a result, Apache’s annual interest costs in 2015 will fluctuate based on short-term interest rates on approximately 14.0 percent of our total debt outstanding at December 31, 2014. A 10 percent change in floating interest rates on year-end floating debt balances would change annual interest expense by approximately $1 million.

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

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A 10 percent strengthening or weakening of the Australian dollar, Canadian dollar, and British pound against the U.S. dollar as of December 31, 2014, would result in a foreign currency net loss or gain, respectively, of approximately $135 million.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2014, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

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

The financial statements and supplementary financial information required to be filed under this Item 8 are presented on pages F-1 through F-68 in Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements for the fiscal years ended December 31, 2014, 2013, and 2012, included in this report, have been audited by Ernst & Young LLP, registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

John J. Christmann, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and P. Anthony Lannie, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We also made no changes in internal controls over financial reporting during the quarter ending December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ending December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Nominees for Election as Directors,” “Continuing Directors,” “Executive Officers of the Company,” and “Securities Ownership and Principal Holders” in the proxy statement relating to the Company’s 2015 annual meeting of shareholders (the Proxy Statement) is incorporated herein by reference.

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

The information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Non-Qualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change-in-Control” and “Director Compensation Table” in the Proxy Statement is incorporated herein by reference.

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

The information set forth under the caption “Ratification of Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents included in this report:

1.	Financial Statements

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s financial statements and related notes.

3.	Exhibits

EXHIBIT NO.		DESCRIPTION

2.1	–	Purchase and Sale Agreement by and between BP America Production Company and ZPZ Delaware I LLC dated July 20, 2010 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.2	–	Partnership Interest and Share Purchase and Sale Agreement by and between BP Canada Energy and Apache Canada Ltd. dated July 20, 2010 (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.3	–	Purchase and Sale Agreement by and among BP Egypt Company, BP Exploration (Delta) Limited and ZPZ Egypt Corporation LDC dated July 20, 2010 (incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

3.1	–	Restated Certificate of Incorporation of Registrant, dated September 19, 2013, as filed with the Secretary of State of Delaware on September 19, 2013 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed September 20, 2013, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

3.2	–	Bylaws of Registrant, as amended February 19, 2015 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 23, 2015, SEC File No. 001-4300).

4.1	–	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

4.2	–	Form of 3.625% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.3	–	Form of 5.250% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.4	–	Form of 5.100% Notes due 2040 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated August 17, 2010, filed on August 20, 2010, SEC File No. 001-4300).

4.5	–	Form of 1.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.6	–	Form of 3.25% Note due 2022 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.7	–	Form of 4.75% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.8	–	Form of 2.625% Notes due 2023 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

4.9	–	Form of 4.250% Notes due 2044 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

4.10	–	Rights Agreement, dated January 31, 1996, between Registrant and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.), rights agent, relating to the declaration of a rights dividend to Registrant’s common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant’s Registration Statement on Form 8-A, dated January 24, 1996, SEC File No. 001-4300).

4.11	–	Amendment No. 1, dated as of January 31, 2006, to the Rights Agreement dated as of January 31, 1996 between Registrant and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 4.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, dated January 31, 2006, SEC File No. 001-4300).

4.12	–	Amendment No. 2, dated March 10, 2014, to the Rights Agreement by and between Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Registrant’s Registration Statement on Form 8-A, filed March 10, 2014, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

4.13	–	Senior Indenture, dated February 15, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank), formerly known as The Chase Manhattan Bank, as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).

4.14	–	First Supplemental Indenture to the Senior Indenture, dated as of November 5, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).

4.15	–	Form of Indenture among Apache Finance Pty Ltd, Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1997, Reg. No. 333-339973).

4.16	–	Form of Indenture among Registrant, Apache Finance Canada Corporation and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1999, Reg. No. 333-90147).

4.17	–	Deposit Agreement, dated as of July 28, 2010, between Registrants and Wells Fargo Bank, N.A., as depositary, on behalf of all holders from time to time of the receipts issued there under (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).

4.18	–	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Exhibit A to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).

4.19	–	Senior Indenture, dated May 19, 2011, between Registrant and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Corporation (incorporated by reference to Exhibit 4.14 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.20	–	Senior Indenture, dated May 19, 2011, among Apache Finance Pty Ltd, Apache Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Finance Pty Ltd and the related guarantees (incorporated by reference to Exhibit 4.16 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.21	–	Senior Indenture, dated May 19, 2011, among Apache Finance Canada Corporation, Apache Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Finance Corporation and the related guarantees (incorporated by reference to Exhibit 4.20 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

EXHIBIT NO.		DESCRIPTION

4.22	–	Form of Apache Corporation November 10, 2010 First Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.23	–	Form of Apache Corporation November 10, 2010 Second Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.24	–	Form of Apache Corporation November 10, 2010 Non-Statutory Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

10.1	–	Credit Agreement, dated August 12, 2011, among Registrant, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., Bank of America, N.A., and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 18, 2011, SEC File No. 001-4300).

10.2	–	First Amendment to Credit Agreement, dated as of July 17, 2013, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto, amending Credit Agreement, dated as of August 12, 2011, among the same parties (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, SEC File No. 001-4300).

10.3	–	Credit Agreement, dated as of June 4, 2012, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300).

10.4	–	Credit Agreement, dated as of June 4, 2012, among Apache Canada Ltd., the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Royal Bank of Canada, as Canadian Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300).

10.5	–	Syndicated Facility Agreement, dated as of June 4, 2012, among Apache Energy Limited (ACN 009 301 964), the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Citisecurities Limited (ABN 51 008 489 610), as Australian Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300).

10.6	–	Credit Agreement, dated December 11, 2014, among Registrant, the lenders party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, and The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 15, 2014, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.7	–	Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

†10.8	–	First Amendment to Apache Corporation Corporate Incentive Compensation Plan A, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.9	–	Apache Corporation Corporate Incentive Compensation Plan B (Strategic Objectives Format), dated July 16, 1998 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

†10.10	–	First Amendment to Apache Corporation Corporate Incentive Compensation Plan B, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.11	–	Apache Corporation 401(k) Savings Plan, as amended and restated, dated May 14, 2013, effective May 1, 2013 (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.12	–	Amendment to Apache Corporation 401(k) Savings Plan, dated October 25, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, SEC File No. 001-4300).

†10.13	–	Amendment to Apache Corporation 401(k) Savings Plan, dated April 17, 2014 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300.)

†10.14	–	Amendment to Apache Corporation 401(k) Savings Plan, dated May 16, 2014 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.15	–	Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated July 14, 2010, except as otherwise specified (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

†10.16	–	Amendment to Apache Corporation Non-Qualified Retirement/Savings Plan of Apache Corporation, dated December 19, 2011, effective January 1, 2012 (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report Form 10-K for year ended December 31, 2011, SEC File No. 001-4300).

†10.17	–	Amendment to Non-Qualified Retirement/Savings Plan of Apache Corporation, dated November 8, 2012, effective January 1, 2013 (incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2012, SEC File No. 001-4300).

†10.18	–	Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated, dated July 16, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.19	–	Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, dated November 7, 2011, effective January 1, 2012 (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, dated December 21, 2011, Reg. No. 333-178672).

†10.20	–	Amendment to Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, dated November 8, 2012, effective January 1, 2013 (incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2012, SEC File No. 001-4300).

†10.21	–	Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, as amended and restated, dated July 16, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300)

†10.22	–	Apache Corporation 2011 Omnibus Equity Compensation Plan, as amended and restated February 3, 2014 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.23	–	Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated May 4, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.24	–	Apache Corporation 2000 Stock Option Plan, as amended and restated May 5, 2011 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.25	–	Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2013, SEC File No. 001-4300).

†10.26	–	Apache Corporation 2005 Stock Option Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2013, Commission File No. 001-4300).

†10.27	–	Apache Corporation Income Continuance Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

†10.28	–	Apache Corporation Deferred Delivery Plan, as amended and restated November 11, 2013 (incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.29	–	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated February 6, 2013 (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 001-4300).

†10.30	–	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated July 16, 2014, effective July 1, 2014 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.31	–	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated February 6, 2013 (incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.32	–	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated July 16, 2014, effective June 30, 2014 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.33	–	Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007, SEC File No. 001-4300).

†10.34	–	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, dated May 5, 2011, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.35	–	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, as amended and restated May 15, 2013, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.36	–	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program, as amended and restated July 16, 2014, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.37	–	Apache Corporation Outside Directors’ Deferral Program, effective July 16, 2014, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.38	–	Employment Agreement between Registrant and G. Steven Farris, dated June 6, 1988, and First Amendment, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

*†10.39	–	Retirement Agreement, dated January 19, 2015, between Registrant and G. Steven Farris.

†10.40	–	Employee Release and Settlement Agreement, dated February 11, 2014, between Registrant and Roger B. Plank (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

†10.41	–	Employee Release and Settlement Agreement, effective August 31, 2014, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300.)

†10.42	–	Employee Resignation Agreement, effective October 13, 2014, between Registrant and Alfonso Leon (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300.)

†10.43	–	Restricted Stock Unit Award Agreement, dated May 8, 2008, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008, SEC File No. 001-4300).

†10.44	–	Form of Restricted Stock Unit Award Agreement, dated February 12, 2009, between Registrant and each of Rodney J. Eichler and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 12, 2009, filed February 18, 2009, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.45	–	Form of Restricted Stock Unit Award Agreement, dated November 18, 2009, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.46	–	Form of Restricted Stock Unit Grant Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.47	–	Form of Stock Option Award Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.48	–	Form of 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.49	–	Form of First Amendment, effective May 5, 2010, to 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 11, 2010, SEC File No. 001-4300).

†10.50	–	Form of Restricted Stock Unit Award Agreement, dated January 15, 2010, between Registrant and each of Rodney J. Eichler and Roger B. Plank (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.51	–	Form of 2011 Performance Program Agreement, dated January 7, 2011, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, Michael S. Bahorich, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2011, SEC File No. 001-4300).

†10.52	–	Restricted Stock Unit Award Agreement, dated February 9, 2011, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2011, SEC File No. 001-4300).

†10.53	–	Form of 2012 Performance Program Agreement, dated January 11, 2012, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, P. Anthony Lannie, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2012, SEC File No. 001-4300).

†10.54	–	Form of 2013 Performance Program Agreement, dated January 9, 2013, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 11, 2013, SEC File No. 001-4300).

†10.55	–	Form of 2014 Performance Agreement (Total Shareholder Return), dated January 9, 2014, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, P. Anthony Lannie, and Thomas P. Chambers (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.56	–	Form of 2014 Performance Agreement (Business Performance), dated February 3, 2014, between Registrant and each of G. Steven Farris, Roger B. Plank, Rodney J. Eichler, P. Anthony Lannie, and Thomas P. Chambers (incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.57	–	Amendments of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), dated February 13, 2014, between Registrant and Roger B. Plank (incorporated by reference to Exhibits 10.3 and 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

†10.58	–	Amendment to Restricted Stock Unit Awards, dated February 13, 2014, between Registrant and Roger B. Plank (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

†10.59	–	Amendment of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), effective August 31, 2014, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.60	–	Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), effective August 31, 2014, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.61	–	Amendment of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), effective October 9, 2014, between Registrant and Alfonso Leon (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.62	–	Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), effective October 9, 2014, between Registrant and Alfonso Leon (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

*†10.63	–	Amendment of Stock Option Grants (2011 Omnibus Equity Compensation Plan), dated January 20, 2015, between Registrant and G. Steven Farris.

*†10.64	–	Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), dated January 20, 2015, between Registrant and G. Steven Farris.

*†10.65	–	Amendment of 2014 Performance Program (Business Performance) Award (2011 Omnibus Compensation Plan), dated January 20, 2015, between Registrant and G. Steven Farris.

*12.1	–	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

*14.1	–	Code of Business Conduct dated January 20, 2014.

*21.1	–	Subsidiaries of Registrant

*23.1	–	Consent of Ernst & Young LLP

*23.2	–	Consent of Ryder Scott Company L.P., Petroleum Consultants

*24.1	–	Power of Attorney (included as a part of the signature pages to this report)

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

EXHIBIT NO.		DESCRIPTION

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*99.1	–	Report of Ryder Scott Company L.P., Petroleum Consultants

*101.INS	–	XBRL Instance Document.

*101.SCH	–	XBRL Taxonomy Schema Document.

*101.CAL	–	XBRL Calculation Linkbase Document.

*101.LAB	–	XBRL Label Linkbase Document.

*101.PRE	–	XBRL Presentation Linkbase Document.

*101.DEF	–	XBRL Definition Linkbase Document.

*	Filed herewith.
†	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.

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

APACHE CORPORATION

/s/ John J. Christmann
John J. Christmann
Chief Executive Officer and President

Dated: February 27, 2015

POWER OF ATTORNEY

The officers and directors of Apache Corporation, whose signatures appear below, hereby constitute and appoint John J. Christmann, P. Anthony Lannie, and Rebecca A. Hoyt, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN J. CHRISTMANN John J. Christmann	Chief Executive Officer and President (principal executive officer)	February 27, 2015

/s/ P. ANTHONY LANNIE P. Anthony Lannie	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2015

/s/ REBECCA A. HOYT Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 27, 2015

Name	Title	Date

/s/ G. STEVEN FARRIS G. Steven Farris	Director	February 27, 2015

/s/ ANNELL R. BAY Annell R. Bay	Director	February 27, 2015

/s/ A.D. FRAZIER, JR. A. D. Frazier, Jr.	Director	February 27, 2015

/s/ CHANSOO JOUNG Chansoo Joung	Director	February 27, 2015

/s/ GEORGE D. LAWRENCE George D. Lawrence	Director	February 27, 2015

/s/ JOHN E. LOWE John E. Lowe	Director	February 27, 2015

/s/ WILLIAM C. MONTGOMERY William C. Montgomery	Director	February 27, 2015

/s/ AMY H. NELSON Amy H. Nelson	Director	February 27, 2015

/s/ RODMAN D. PATTON Rodman D. Patton	Director	February 27, 2015

/s/ CHARLES J. PITMAN Charles J. Pitman	Director	February 27, 2015

/s/ PETER A. RAGAUSS Peter A. Ragauss	Director	February 27, 2015

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The Company’s independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s board of directors. Ernst & Young LLP have audited and reported on the consolidated financial statements of Apache Corporation and subsidiaries and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent auditors follow this report on pages F-2 and F-3.

/s/ John J. Christmann

Chief Executive Officer and President

(principal executive officer)

/s/ P. Anthony Lannie

Executive Vice President and Chief Financial Officer

(principal financial officer)

/s/ Rebecca A. Hoyt

Senior Vice President, Chief Accounting Officer and Controller

(principal accounting officer)

Houston, Texas

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apache Corporation:

We have audited the accompanying consolidated balance sheets of Apache Corporation and subsidiaries as of December 31, 2014 and 2013, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apache Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apache Corporation:

We have audited Apache Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Apache Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apache Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apache Corporation and subsidiaries as of December 31, 2014 and 2013, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2014 of Apache Corporation and subsidiaries, and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 27, 2015

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2014	2013	2012
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues:
Oil revenues	$10,752	$12,632	$12,939
Gas revenues	2,329	2,627	2,969
Natural gas liquids revenues	668	652	520

	13,749	15,911	16,428
Derivative instrument gains (losses), net	284	(399)	(79)
Other	(182)	48	215

	13,851	15,560	16,564

OPERATING EXPENSES:
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	4,747	4,894	4,593
Additional	5,001	995	1,926
Other assets	410	400	362
Asset retirement obligation accretion	181	238	228
Lease operating expenses	2,479	2,864	2,784
Gathering and transportation	273	288	295
Taxes other than income	678	785	818
Impairments	2,357	—	—
General and administrative	434	482	515
Acquisition, divestiture, and separation costs	67	33	31
Financing costs, net	130	177	172

	16,757	11,156	11,724

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,906)	4,404	4,840
Current income tax provision	1,142	1,663	2,199
Deferred income tax provision	495	261	654

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(4,543)	2,480	1,987
Net income (loss) from discontinued operations, net of tax	(517)	(192)	14

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(5,060)	2,288	2,001
Preferred stock dividends	—	44	76
Net income attributable to noncontrolling interest	343	56	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(5,403)	$2,188	$1,925

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income (loss) from continuing operations attributable to common shareholders	$(4,886)	$2,380	$1,911
Net income (loss) from discontinued operations	(517)	(192)	14

Net income (loss) attributable to common shareholders	$(5,403)	$2,188	$1,925

BASIC NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) from continuing operations per share	$(12.72)	$6.02	$4.91
Basic net income (loss) from discontinued operations per share	(1.34)	(0.49)	0.04

Basic net income (loss) per share	$(14.06)	$5.53	$4.95

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Diluted net income (loss) from continuing operations per share	$(12.72)	$5.97	$4.89
Diluted net income (loss) from discontinued operations per share	(1.34)	(0.47)	0.03

Diluted net income (loss) per share	$(14.06)	$5.50	$4.92

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	384	395	389
Diluted	384	406	391
DIVIDENDS DECLARED PER COMMON SHARE	$1.00	$0.80	$0.68

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	$(5,060)	$2,288	$2,001

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and postretirement benefit plan, net of tax	—	9	(2)
Commodity cash flow hedge activity, net of tax:
Reclassification of (gain) loss on settled derivative instruments	—	11	(199)
Change in fair value of derivative instruments	(1)	(5)	79
Derivative hedge ineffectiveness reclassified into earnings	—	1	—

	(1)	16	(122)

COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(5,061)	2,304	1,879
Preferred stock dividends	—	44	76
Comprehensive income attributable to noncontrolling interest	343	56	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(5,404)	$2,204	$1,803

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$(5,060)	$2,288	$2,001
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	517	192	(14)
Depreciation, depletion, and amortization	10,158	6,289	6,881
Impairments	2,357	—	—
Asset retirement obligation accretion	181	238	228
Provision for deferred income taxes	495	261	654
Other	(51)	268	223
Changes in operating assets and liabilities:
Receivables	828	112	28
Inventories	(44)	(71)	(60)
Drilling advances	(56)	234	(343)
Deferred charges and other	(211)	(148)	41
Accounts payable	(294)	491	(84)
Accrued expenses	(450)	(566)	(1,133)
Deferred credits and noncurrent liabilities	9	15	(141)

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	8,379	9,603	8,281
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	82	232	223

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,461	9,835	8,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(9,721)	(9,612)	(7,428)
Additions to gas gathering, transmission, and processing facilities	(1,159)	(1,190)	(733)
Leasehold and property acquisitions	(1,492)	(419)	(1,303)
Acquisition of Cordillera Energy Partners III, LLC	—	—	(2,666)
Acquisition of Yara Pilbara Holdings Pty Limited	—	—	(439)
Proceeds from sale of Deepwater Gulf of Mexico assets	1,360	—	—
Proceeds from sale of Anadarko Basin and Southern Louisiana assets	1,262	—	—
Proceeds from sale of Gulf of Mexico Shelf properties	—	3,702	—
Proceeds from Kitimat LNG transaction, net	—	396	—
Proceeds from sale of oil and gas properties, other	470	307	27
Other, net	(272)	(90)	(555)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(9,552)	(6,906)	(13,097)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	748	(210)	(327)

NET CASH USED IN INVESTING ACTIVITIES	(8,804)	(7,116)	(13,424)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facilities and bank notes, net	1,568	(509)	511
Fixed rate debt borrowings	—	—	4,978
Payments on fixed rate debt	—	(2,072)	(400)
Distributions to noncontrolling interest	(140)	—	—
Proceeds from sale of noncontrolling interest	—	2,948	—
Dividends paid	(365)	(360)	(332)
Treasury stock activity, net	(1,864)	(997)	—
Other	49	21	(10)

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(752)	(969)	4,747
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(42)	(4)	38

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(794)	(973)	4,785
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,137)	1,746	(135)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,906	160	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$769	$1,906	$160

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$134	$192	$146
Income taxes paid, net of refunds	1,357	1,766	2,590

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2014	2013
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$769	$1,906
Receivables, net of allowance	2,024	2,952
Inventories	708	891
Drilling advances	388	371
Assets held for sale	1,628	—
Deferred tax asset	769	134
Prepaid assets and other	129	112

	6,415	6,366

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	89,852	83,390
Unproved properties and properties under development, not being amortized	7,014	8,363
Gathering, transmission, and processing facilities	5,440	6,995
Other	1,152	1,071

	103,458	99,819
Less: Accumulated depreciation, depletion, and amortization	(55,382)	(47,398)

	48,076	52,421

OTHER ASSETS:
Goodwill	87	1,369
Deferred charges and other	1,374	1,481

	$55,952	$61,637

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,210	$1,616
Current debt	—	53
Current asset retirement obligation	37	121
Derivative instruments	—	299
Other current liabilities	2,417	2,611

	3,664	4,700

LONG-TERM DEBT	11,245	9,672

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	9,499	8,364
Asset retirement obligation	3,048	3,101
Other	359	407

	12,906	11,872

COMMITMENTS AND CONTINGENCIES (Note 8)

EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 409,706,347 and 408,041,088 shares issued, respectively	256	255
Paid-in capital	12,438	12,251
Retained earnings	16,249	22,032
Treasury stock, at cost, 33,201,455 and 12,268,180 shares, respectively	(2,890)	(1,027)
Accumulated other comprehensive loss	(116)	(115)

APACHE SHAREHOLDERS’ EQUITY	25,937	33,396
Noncontrolling interest	2,200	1,997

TOTAL EQUITY	28,137	35,393

	$55,952	$61,637

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CHANGES IN EQUITY

	Series D Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	APACHE SHAREHOLDERS’ EQUITY	Non Controlling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2011	$1,227	$241	$9,066	$18,500	$(32)	$(9)	$28,993	$—	$28,993
Net income	—	—	—	2,001	—	—	2,001	—	2,001
Postretirement, net of tax of $5	—	—	—	—	—	(2)	(2)	—	(2)
Commodity hedges, net of tax of $35	—	—	—	—	—	(120)	(120)	—	(120)
Dividends:
Preferred	—	—	—	(76)	—	—	(76)	—	(76)
Common ($0.68 per share)	—	—	—	(264)	—	—	(264)	—	(264)
Common shares issued	—	3	598	—	—	—	601	—	601
Common stock activity, net	—	1	(44)	—	—	—	(43)	—	(43)
Treasury stock activity, net	—	—	1	—	2	—	3	—	3
Compensation expense	—	—	238	—	—	—	238	—	238

BALANCE AT DECEMBER 31, 2012	$1,227	$245	$9,859	$20,161	$(30)	$(131)	$31,331	$—	$31,331
Net income	—	—	—	2,232	—	—	2,232	56	2,288
Postretirement, net of tax of $9	—	—	—	—	—	9	9	—	9
Commodity hedges, net of tax of $4	—	—	—	—	—	7	7	—	7
Dividends:
Preferred	—	—	—	(44)	—	—	(44)	—	(44)
Common ($0.80 per share)	—	—	—	(317)	—	—	(317)	—	(317)
Common stock activity, net	—	1	(22)	—	—	—	(21)	—	(21)
Treasury stock activity, net	—	—	—	—	(997)	—	(997)	—	(997)
Sale of noncontrolling interest	—	—	1,007	—	—	—	1,007	1,941	2,948
Conversion of Series D preferred stock	(1,227)	9	1,218	—	—	—	—	—	—
Compensation expense	—	—	189	—	—	—	189	—	189

BALANCE AT DECEMBER 31, 2013	$—	$255	$12,251	$22,032	$(1,027)	$(115)	$33,396	$1,997	$35,393
Net income (loss)	—	—	—	(5,403)	—	—	(5,403)	343	(5,060)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(140)	(140)
Commodity hedges, net of tax	—	—	—	—	—	(1)	(1)	—	(1)
Common dividends ($1.00 per share)	—	—	—	(380)	—	—	(380)	—	(380)
Common stock activity, net	—	1	(11)	—	—	—	(10)	—	(10)
Treasury stock activity, net	—	—	(1)	—	(1,863)	—	(1,864)	—	(1,864)
Compensation expense	—	—	202	—	—	—	202	—	202
Other	—	—	(3)	—	—	—	(3)	—	(3)

BALANCE AT DECEMBER 31, 2014	$—	$256	$12,438	$16,249	$(2,890)	$(116)	$25,937	$2,200	$28,137

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. The Company has exploration and production interests in five countries: the United States (U.S.), Canada, Egypt, Australia, and the United Kingdom (U.K.) North Sea (North Sea). Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

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

Use of Estimates

Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Apache evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the fair value determination of acquired assets and liabilities and assets held for sale at year-end (see Note 2 — Acquisitions and Divestitures), the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom (see Note 14 — Supplemental Oil and Gas Disclosures), the assessment of asset retirement obligations (see Note 5 — Asset Retirement Obligation), and the estimate of income taxes (see Note 7 — Income Taxes).

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

Apache also uses fair value measurements on a nonrecurring basis as indicated by certain qualitative assessments of its assets. For the year ended December 31, 2014, the Company recorded asset impairments totaling $2.4 billion in connection with fair value assessments, including $1.3 billion for the impairment of goodwill, $1.0 billion for the impairment of assets held for sale, and other asset impairments at December 31, 2014. For discussion of these impairments, see “Goodwill” below and Note 2 — Acquisitions and Divestitures.

Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2014 and 2013, Apache had $769 million and $1.9 billion, respectively, of cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and an allowance for doubtful accounts. The carrying amount of Apache’s accounts receivable approximates fair value because of the short-term nature of the instruments. The Company routinely assesses the collectability of all material trade and other receivables. Many of Apache’s receivables are from joint interest owners on properties Apache operates. The Company may have the ability to withhold future revenue disbursements to recover any non-payment of these joint interest billings. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2014 and 2013, the Company had an allowance for doubtful accounts of $98 million and $96 million, respectively.

Inventories

Inventories consist principally of tubular goods and equipment, stated at weighted-average cost, and oil produced but not sold, stated at the lower of cost or market.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

Oil and Gas Property

The Company follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, including salaries, benefits, and other internal costs directly identified with these activities, and oil and gas property acquisitions are capitalized. All costs related to production, general corporate overhead, and similar activities are expensed as incurred. Apache capitalized $373 million, $401 million, and $402 million of internal costs in 2014, 2013, and 2012, respectively.

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

Under the full-cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for designated cash flow hedges. Future cash outflows associated with settling accrued asset retirement obligations are excluded from the calculation. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. See Note 14—Supplemental Oil and Gas Disclosures for a discussion of the calculation of estimated future net cash flows.

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. During 2014, Apache recorded $4.4 billion ($2.8 billion net of tax) and $589 million ($224 million net of tax) in non-cash write-downs of the carrying value of the Company’s U.S. and North Sea proved oil and gas properties, respectively. During 2013, Apache recorded non-cash write-downs of the carrying value of the

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Company’s proved oil and gas properties for its continuing operations totaling $920 million. The after-tax impact of these write-downs was $356 million in the U.S. and $139 million in the North Sea. In addition, the Company recorded a non-cash write-down of $118 million, net of tax, in Argentina, which is reflected as discontinued operations in the Company’s consolidated financial statements. Cash flow hedges did not materially affect the 2014 and 2013 calculations.

Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized in income. During 2014, Apache recorded a $539 million loss related to the divestiture of operations in Argentina. No gain or loss was recorded on the Company’s divestitures in 2013 or 2012.

Gathering, Transmission, and Processing (GTP) Facilities

The Company assesses the carrying amount of its GTP facilities whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of these facilities is less than the sum of the undiscounted cash flows, an impairment loss is recognized for the excess of the carrying value over its fair value. In December 2014, the Company recorded an impairment of its GTP assets related to the announced sale of Apache’s Wheatstone and Kitimat LNG projects, and the remaining carrying value was reclassified to “Assets Held for Sale” on the Company’s consolidated balance sheet. In total, GTP assets were reduced $2.5 billion in connection with this divestiture. Excluding assets held for sale, GTP facilities totaled $5.4 billion and $7.0 billion at December 31, 2014 and 2013, respectively. See Note 2 — Acquisitions and Divestitures for a discussion of GTP facilities held for sale as of December 31, 2014. No impairment of GTP facilities was recognized during 2013 or 2012.

During 2014, Apache recorded a loss on the sale of GTP facilities totaling $180 million associated with the Company’s divestitures of certain Anadarko basin and Southern Louisiana assets. No gain or loss on the sales of GTP facilities was recognized during 2013 or 2012. The costs of GTP facilities retired or otherwise disposed of and the applicable accumulated depreciation are removed from the Apache’s consolidated financial statements, and the resulting gain or loss is reflected in “Other” under “Revenues and Other” in the Company’s statement of consolidated operations.

GTP facilities are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimation of useful life takes into consideration anticipated production lives from the fields serviced by the GTP assets, whether Apache-operated or third party, as well as potential development plans by Apache for undeveloped acreage within or in close proximity to those fields. Accumulated depreciation for these assets totaled $1.7 billion and $1.5 billion at December 31, 2014 and 2013, respectively.

Other Property and Equipment

Other property and equipment includes computer software and equipment, buildings, vehicles, furniture and fixtures, land, and other equipment. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Accumulated depreciation for these assets totaled $673 million and $608 million at December 31, 2014 and 2013, respectively.

Asset Retirement Costs and Obligations

The initial estimated asset retirement obligation related to property and equipment is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the consolidated balance sheet. If the fair value of the recorded asset retirement obligation changes,

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

Goodwill

Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. The Company assesses the carrying amount of goodwill by testing for impairment annually and when impairment indicators arise. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. Apache assesses each country as a reporting unit. The fair value of each unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then goodwill is written down to the implied fair value of the goodwill through a charge to expense.

In order to determine the fair value of each reporting unit, the Company uses a combination of the income approach and the market approach. The income approach considers management views on current operating measures as well as assumptions pertaining to market forces in the oil and gas industry, such as future production, future commodity prices, and costs. These assumptions are applied to develop future cash flow projections that are then discounted to estimate fair value, using a discount rate similar to those used by the Company in the valuation of acquisitions and divestitures. To assess the reasonableness of its fair value estimate, the Company uses a market approach to compare the fair value to similar businesses whose securities are actively traded in the public market. This requires management to make certain judgments about the selection of comparable companies, recent comparable asset transactions, and transaction premiums. Associated market multiples are applied to various financial metrics of the reporting unit to estimate fair value. Apache has classified this reporting unit estimation as a non-recurring Level 3 fair value measurement in the fair value hierarchy.

As of December 31, 2013, goodwill totaled $1.4 billion, with approximately $1.0 billion, $163 million, $103 million, and $87 million recorded in the U.S., North Sea, Canada, and Egypt, respectively. Given the significant reduction in oil and gas commodity prices in December 2014, the Company tested goodwill for impairment as of December 31, 2014. Reductions in estimated net present value of expected future cash flows from oil and gas properties resulted in implied fair values below the carrying values of Apache’s U.S., North Sea, and Canada reporting units. No impairment was indicated for the Company’s Egypt reporting unit. As a result of these assessments, during the fourth quarter of 2014 the Company recognized non-cash impairments of the entire amount of recorded goodwill in the U.S., North Sea, and Canada reporting units of $1.0 billion, $163 million, and $103 million, respectively. These goodwill impairments have been recorded in “Impairments” in the Company’s statement of consolidated operations. As of December 31, 2014, total goodwill of $87 million remained recorded for the Egypt reporting unit.

No impairment of goodwill was recognized during 2013 and 2012.

Accounts Payable

Included in accounts payable at December 31, 2014 and 2013, are liabilities of approximately $229 million and $271 million, respectively, representing the amount by which checks issued but not presented to the Company’s banks for collection exceeded balances in applicable bank accounts.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

Apache markets its own North American natural gas production. Since the Company’s production fluctuates because of operational issues, it is occasionally necessary to purchase third-party gas to fulfill sales obligations and commitments. Both the costs and sales proceeds of this third-party gas are reported on a net basis in oil and gas production revenues. The costs of third-party gas netted against the related sales proceeds totaled $46 million, $34 million, and $27 million, for 2014, 2013, and 2012, respectively.

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

Derivative Instruments and Hedging Activities

Apache periodically enters into derivative contracts to manage its exposure to commodity price risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps, or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production. As of December 31, 2014, Apache had no open derivative positions.

When applicable, Apache records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting are reported in current-period income as “Derivative instrument gains (losses), net” under “Revenues and Other” in the statement of consolidated operations. Hedge accounting treatment allows unrealized gains and losses on cash

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

Apache is required to assess whether the undistributed earnings of its foreign subsidiaries will be permanently reinvested. In 2014, Apache evaluated its permanent reinvestment position and determined that undistributed earnings from certain subsidiaries located in Apache’s Australia, Egypt, and North Sea regions will no longer be permanently reinvested. As a result of this change in position, Apache recorded a U.S. deferred income tax liability of $1.7 billion on the undistributed earnings of subsidiaries located in these regions. Apache’s Canadian subsidiaries do not currently have undistributed earnings. Apache does not record U.S. deferred income taxes on foreign subsidiaries that are deemed to be permanently reinvested. When such earnings are no longer deemed permanently reinvested, Apache will recognize the appropriate U.S. current or deferred income tax liabilities. For more information, please refer to Note 7 — Income Taxes.

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

Foreign currency transaction gains and losses related to current taxes payable and deferred tax assets and liabilities are recorded as components of the provision for income taxes. In 2014, Apache recorded a tax benefit of $56 million, including current and deferred taxes. In 2013 and 2012, the Company recorded a tax benefit of $154 million and a tax expense of $16 million, respectively. For further discussion, please refer to Note 7 —Income Taxes. All other foreign currency transaction gains and losses are reflected in “Other” under Revenues and Other in the statement of consolidated operations. The Company’s other foreign currency gains and losses netted to a gain in 2014 of $8 million, a loss in 2013 of $30 million, and a gain in 2012 of $24 million.

Insurance Coverage

The Company recognizes an insurance receivable when collection of the receivable is deemed probable. Any recognition of an insurance receivable is recorded by crediting and offsetting the original charge. Any differential arising between insurance recoveries and insurance receivables is recorded as a capitalized cost or as an expense, consistent with its original treatment.

Earnings Per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects potential dilution, using the treasury stock method, which assumes that options were exercised and restricted stock was fully vested. The diluted EPS calculations for the year ended December 31, 2013, includes weighted-average shares of common stock from the assumed conversion of Apache’s convertible preferred stock. For the year ended December 31, 2012, the diluted EPS calculation excludes shares related to the assumed conversion of the convertible preferred stock as such conversion would have been anti-dilutive.

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

ASC Topic 718 also requires that benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows. The Company classified $35,000, $1 million, and $4 million as financing cash inflows in 2014, 2013, and 2012, respectively.

Treasury Stock

The Company follows the weighted-average-cost method of accounting for treasury stock transactions.

New Pronouncements Issued But Not Yet Adopted

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08 — Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 modifies the criteria for disposals to qualify as discontinued operations and expands related disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2014. Adoption of this amendment is not expected to have a material effect on our financial position or results of operations.

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

2.    ACQUISITIONS AND DIVESTITURES

2014 Activity

LNG Projects Divestiture

In December 2014, Apache agreed to sell its interest in two LNG projects, Wheatstone LNG in Australia and Kitimat LNG in Canada, along with the associated upstream oil and gas assets, to Woodside Petroleum Limited for a purchase price of $2.75 billion plus recovery of Apache’s net expenditure in the Wheatstone and Kitimat LNG projects between June 30, 2014, and closing. This transaction is subject to necessary government and regulatory approvals and is expected to close in the first quarter of 2015. Under the terms of the agreement, Apache will sell its equity ownership in its Australian subsidiary Apache Julimar Pty Ltd, which owns a 13 percent interest in the Wheatstone LNG project and a 65 percent interest in the WA-49-L block, which includes the Julimar/Brunello offshore gas fields and the Balnaves oil development. The transaction also includes the sale of Apache’s entire interest in the Kitimat LNG plant, Pacific Trail Pipelines Limited Partnership (PTP) and related upstream acreage in the Horn River and Liard natural gas basins of British Columbia, Canada.

As a result of the announced sale of these projects, the LNG facilities and associated assets on Apache’s consolidated balance sheet and Apache’s investment in PTP qualify as held for sale as of December 31, 2014. A summary of the associated assets and liabilities classified as held for sale on our consolidated balance sheet as of December 31, 2014, is detailed below:

	December 31, 2014
	Canada	Australia	Total
	(In millions)
ASSETS
Current assets	$30	$—	$30
GTP assets, net of accumulated depreciation	200	1,297	1,497
Other long-term assets	101	—	101

Assets held for sale(1)	$331	$1,297	$1,628

LIABILITIES
Current liabilities	$12	$—	$12
Other long-term liabilities	7	—	7

Liabilities held for sale(1)	$19	$—	$19

(1)	Assets held for sale are classified as current assets in the Consolidated Balance Sheet. Liabilities held for sale are recorded in “Other current liabilities” in the Consolidated Balance Sheet.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

In connection with classifying these assets to held for sale, a separate impairment analysis was performed for each long-lived asset within the disposal group. The analysis was based on the estimated fair value of the assets in the disposal group, which was equivalent to the allocated purchase price associated with the transaction. The transaction’s purchase price was allocated based on the fair value of each asset in the disposal group. Each asset’s fair value was determined using a combination of the income approach, specifically discounted cash flows, and the cost approach. The income approach considered management views on current operating measures as well as assumptions pertaining to market forces in the oil and gas industry, such as future production, future commodity prices, and costs. These assumptions were applied to develop future cash flow projections that were then discounted to estimate fair value, using a discount rate believed to be consistent with those used by principal market participants. The cost approach reflects the amount that would be required currently to replace the service capacity of an asset (often referred to as current replacement cost) and is typically used to measure the fair value of tangible assets that are used in combination with other assets. Apache has classified these non-recurring fair value measurements as Level 3 in the fair value hierarchy.

The net book value of the assets associated with the Wheatstone LNG and Kitimat LNG projects totaled approximately $1.7 billion and $712 million, respectively, as of December 31, 2014. The estimated fair value of these assets as of year-end was less than the carrying value, resulting in an impairment loss during the fourth quarter of $930 million. The carrying value of Apache’s investment in PTP was approximately $205 million with an estimated fair value of $101 million. Combined, Apache recognized an impairment loss on held for sale assets totaling $1.0 billion ($753 million net of tax). These impairments of assets held for sale have been recorded in “Impairments” in the Company’s statement of consolidated operations.

The upstream oil and natural gas properties associated with this sale are not presented as held for sale pursuant to the rules governing full cost accounting for oil and gas properties. Approximately $1.3 billion and $400 million of proceeds have been allocated to the Australia and Canada upstream assets, respectively. Apache expects to incur a loss on the sale of Australia upstream assets when the transaction closes during first quarter of 2015, as sold reserves are expected to represent greater than 25 percent of the Company’s Australian reserve quantities.

Anadarko Basin and Southern Louisiana Divestitures

In December 2014, Apache completed the sale of certain Anadarko basin and non-core southern Louisiana oil and gas assets for approximately $1.3 billion in two separate transactions. In the Anadarko basin, Apache sold approximately 115,000 net acres in Wheeler County, Texas, and western Oklahoma. In southern Louisiana, Apache sold its working interest in approximately 90,000 net acres. The effective date of both of these transactions is October 1, 2014. Apache’s net book value of oil and gas properties was reduced by approximately $1.2 billion of proved property costs as a result of the transactions. Approximately $72 million of proceeds were allocated to the GTP facilities, resulting in a loss on disposal of assets totaling $180 million ($116 million net of tax).

Gulf of Mexico Deepwater Divestiture

On June 30, 2014, Apache completed the sale of non-operated interests in the Lucius and Heidelberg development projects and 11 primary-term deepwater exploration blocks in the Gulf of Mexico for $1.4 billion. The effective date of the transaction was May 1, 2014. Apache’s net book value of oil and gas properties was reduced by $850 million of proved property costs and $518 million of unproved property costs as a result of the transaction.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

Argentina Divestiture

On March 12, 2014, Apache’s subsidiaries completed the sale of all of the Company’s operations in Argentina to YPF Sociedad Anónima for cash consideration of $800 million (subject to customary closing adjustments) plus the assumption of $52 million of bank debt as of June 30, 2013. The results of operations related to Argentina have been classified as discontinued operations in all periods presented in this Annual Report on Form 10-K. The carrying amounts of the major classes of assets and liabilities associated with the disposition were as follows:

December 31, 2013
(In millions)
ASSETS
Current assets	$150
Net property and equipment	1,416
Other assets	12

Total assets	$1,578

LIABILITIES
Current debt	$51
Other current liabilities	95
Asset retirement obligations	91
Other long-term liabilities	21

Total liabilities	$258

Sales and other operating revenues and loss from discontinued operations related to the Argentina disposition were as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
Revenues and other from discontinued operations	$87	$494	$514

Loss from Argentina divestiture	(539)	—	—
Income (loss) from operations in Argentina	(1)	(192)	14
Income tax benefit	23	—	—

Income (loss) from discontinued operations, net of tax	$(517)	$(192)	$14

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Leasehold Acquisitions

During 2014, Apache completed $1.3 billion of leasehold acquisitions, substantially increasing its drilling opportunities in key focus areas in North America including the Eagle Ford and Canyon Lime plays.

2013 Activity

Egypt Partnership

On November 14, 2013, Apache completed the sale of a one-third minority participation in its Egypt oil and gas business to a subsidiary of Sinopec International Petroleum Exploration and Production Corporation (Sinopec). Apache received cash consideration of $2.95 billion after customary closing adjustments. Apache continues to operate its Egypt upstream oil and gas business. Apache recorded $1.9 billion of the proceeds as a non-controlling interest, which is reflected as a separate component of equity in the Company’s consolidated balance sheet. This represents one-third of Apache’s net book value of its Egypt holdings at the time of the transaction. The remaining proceeds were recorded as additional paid-in capital. Included in “Net income including noncontrolling interest” for the years ended December 31, 2014 and 2013, is net income attributable to Sinopec’s interest totaling $343 million and $56 million, respectively, of which the Company distributed approximately $140 million to Sinopec during 2014.

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

Canada LNG Project

In February 2013, Apache completed a transaction with Chevron Canada Limited (Chevron Canada) under which each company became a 50 percent owner of the Kitimat LNG plant, the Pacific Trail Pipelines Limited Partnership, and 644,000 gross undeveloped acres in the Horn River and Liard basins. Apache’s net proceeds from the transaction were $396 million after post-closing adjustments, and no gain or loss was recorded.

Leasehold Acquisitions

During 2013, Apache completed $215 million of leasehold acquisitions in North America.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

Leasehold Acquisitions

During 2012, Apache completed $1.1 billion of leasehold acquisitions primarily in new and existing North American plays.

Acquisition, Divestiture and Separation Costs

Apache recorded $67 million and $33 million of expenses during 2014 and 2013, respectively, primarily related to separation costs, investment banking fees and other costs associated with recent divestitures. In 2012, the Company recorded $31 million of expenses reflecting costs related to our acquisition of Mobil North Sea and our acquisition of Cordillera.

3.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Objectives and Strategies

The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production. Apache manages the variability in its cash flows by occasionally entering into derivative transactions on a portion of its crude oil and natural gas production. When appropriate, the Company utilizes various types of derivative financial instruments, including swaps and options, to manage fluctuations in cash flows resulting from changes in commodity prices. As of December 31, 2014, Apache had no open commodity derivative positions.

Counterparty Risk

The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. As such, the Company executes commodity derivative transactions under master agreements that have netting provisions that provide for offsetting payables against receivables. Additionally, if a party incurs a material deterioration in its credit ratings, as defined in the applicable agreement, the other party has the right to demand the posting of collateral, demand a transfer, or terminate the arrangement. The Company’s net derivative liability position at December 31, 2013, represented the aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Derivative Activity Recorded in the Consolidated Balance Sheet

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

	December 31, 2014	December 31, 2013
	(In millions)
Current Assets: Prepaid assets and other	$—	$1

Total Assets	$—	$1

Current Liabilities: Derivative instruments	$—	$299

Total Liabilities	$—	$299

Derivative Activity Recorded in the Statement of Consolidated Operations

The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	Gain (Loss) on Derivatives Recognized in Income	For the Year Ended December 31,
		2014	2013	2012
		(In millions)
Gain (loss) on cash flow hedges reclassified from accumulated other comprehensive income (loss)	Oil and Gas Production Revenues	$—	$(16)	$268
Loss for ineffectiveness on cash flow hedges	Revenues and Other: Other	$—	$(1)	$—
Derivatives not designated as cash flow hedges: Realized Loss		$(16)	$(178)	$—
Unrealized Gain (loss)		300	(221)	(79)

Gain (loss) on derivatives not designated as cash flow hedges	Derivative instrument gains (losses), net	$284	$(399)	$(79)

Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations is reflected in the statement of consolidated cash flows as a component of “Other” in “Adjustments to reconcile net income to net cash provided by operating activities.”

Derivative Activity in Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income (loss) in the statement of consolidated changes in equity related to Apache’s derivatives designated as cash flow hedges is presented in the table below:

	For the Year Ended December 31,
	2014		2013		2012
	Before tax	After tax	Before tax	After tax	Before tax	After tax
	(In millions)
Unrealized gain (loss) on derivatives at beginning of year	$1	$1	$(10)	$(6)	$145	$114
Realized amounts reclassified into earnings	—	—	16	11	(268)	(199)
Net change in derivative fair value	(1)	(1)	(6)	(5)	113	79
Ineffectiveness reclassified into earnings	—	—	1	1	—	—

Unrealized gain (loss) on derivatives at end of period	$—	$—	$1	$1	$(10)	$(6)

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

4.    OTHER CURRENT LIABILITIES

The following table provides detail of the Company’s other current liabilities at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In millions)
Accrued operating expenses	$163	$190
Accrued exploration and development	1,606	1,582
Accrued compensation and benefits	204	242
Accrued interest	160	161
Accrued income taxes	54	248
Other	230	188

Total Other current liabilities	$2,417	$2,611

5.    ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the years ended December 31, 2014 and 2013:

	2014	2013
	(In millions)
Asset retirement obligation at beginning of year	$3,222	$4,578
Liabilities incurred	171	481
Liabilities acquired	—	53
Liabilities divested	(471)	(1,692)
Liabilities settled	(146)	(497)
Accretion expense	181	243
Revisions in estimated liabilities	128	56

Asset retirement obligation at end of year	3,085	3,222
Less current portion	(37)	(121)

Asset retirement obligation, long-term	$3,048	$3,101

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

Accretion expense for 2013 includes Argentina discontinued operations of $5 million, which is included in Net income (loss) from discontinued operations, net of tax.

During 2014 and 2013, the Company recorded $171 million and $481 million, respectively, in abandonment liabilities resulting from Apache’s active exploration and development capital program. Liabilities settled primarily relate to individual properties, platforms, and facilities plugged and abandoned during the period.

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

The following table presents the carrying value of the Company’s debt at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In millions)
U.S.:
Commercial paper	1,570	—
5.625% notes due 2017(1)	500	500
1.75% notes due 2017(1)	400	400
6.9% notes due 2018(1)	400	400
7.0% notes due 2018	150	150
7.625% notes due 2019	150	150
3.625% notes due 2021(1)	500	500
3.25% notes due 2022(1)	919	919
2.625% notes due 2023(1)	531	531
7.7% notes due 2026	100	100
7.95% notes due 2026	180	180
6.0% notes due 2037(1)	1,000	1,000
5.1% notes due 2040(1)	1,500	1,500
5.25% notes due 2042(1)	500	500
4.75% notes due 2043(1)	1,500	1,500
4.25% notes due 2044(1)	800	800
7.375% debentures due 2047	150	150
7.625% debentures due 2096	150	150

	11,000	9,430

Subsidiary and other obligations:
Argentina overdraft lines of credit	—	51
Canada lines of credit	—	2
Notes due in 2016 and 2017	1	1
Apache Finance Canada 7.75% notes due 2029	300	300

	301	354

Debt before unamortized discount	11,301	9,784
Unamortized discount	(56)	(59)

Total debt	$11,245	$9,725

Current maturities	$—	$(53)

Long-term debt	$11,245	$9,672

(1)	These notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The remaining notes and debentures are not redeemable.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Debt maturities as of December 31, 2014, excluding discounts, are as follows:

(In millions)
2017	$901
2018	2,120
2019	150
Thereafter	8,130

Total Debt, excluding discounts	$11,301

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

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Money market lines of credit	$—	$—	$53	$53
Commercial paper	1,570	1,570	—	—
Notes and debentures	9,675	9,944	9,672	10,247

Total Debt	$11,245	$11,514	$9,725	$10,300

Money Market and Overdraft Lines of Credit

The Company has certain uncommitted money market and overdraft lines of credit that are used from time to time for working capital purposes. As of December 31, 2014, there was no outstanding balance on Apache’s lines of credit. As of December 31, 2013, a total of $2 million was drawn on facilities in Canada and $51 million in Argentina.

Unsecured Committed Bank Credit Facilities

As of December 31, 2014, the Company had unsecured committed revolving syndicated bank credit facilities totaling $5.3 billion, of which $2.0 billion matures in December 2015, $1.0 billion matures in August 2016, and $2.3 billion matures in June 2018 pursuant to a one-year extension approved in May 2014 under the terms of the $2.3 billion facilities.

In December 2014, the Company entered into a $2.0 billion 364-day revolving credit facility which matures in December 2015. At maturity, the 364-day credit facility allows the Company to convert the outstanding revolving loans into one-year term loans by paying a term-out fee of 1 percent. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility and its other committed credit facilities support its commercial paper program which was increased from $3.0 billion to $5.0 billion in December 2014. The facilities consist of a $2.0 billion 364-day credit facility, $1.7 billion facility and $1.0 billion facility in the U.S., a $300 million facility in Australia, and a $300 million facility in Canada. As of December 31, 2014, aggregate available borrowing capacity under the Company’s credit facilities was $3.7 billion.

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

At December 31, 2014, the margin over LIBOR for committed loans was 0.925 percent on the $2.0 billion 364-day credit facility, 0.875 percent on the $1.0 billion U.S. credit facility, and 0.90 percent on each of the $1.7 billion U.S. credit facility, the $300 million Australian credit facility, and the $300 million Canadian credit facility. The Company also pays quarterly facility fees of 0.075 percent on the total amount of the $2.0 billion 364-day credit facility, 0.125 percent on the total amount of the $1.0 billion U.S. facility, and 0.10 percent on the total amount of the other three facilities. The margin over LIBOR and the facility fees vary based upon the Company’s senior long-term debt rating.

The financial covenants of the credit facilities require the Company to maintain a debt-to-capitalization ratio of not greater than 60 percent at the end of any fiscal quarter. At December 31, 2014, the Company’s debt-to-capitalization ratio was 29 percent.

The negative covenants include restrictions on the Company’s ability to create liens and security interests on its assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens, and liens arising as a matter of law, such as tax and mechanics’ liens. The Company may incur liens on assets located in the U.S. and Canada of up to 5 percent of the Company’s consolidated assets, or approximately $2.8 billion as of December 31, 2014. There are no restrictions on incurring liens in countries other than the U.S. and Canada. There are also restrictions on Apache’s ability to merge with another entity, unless the Company is the surviving entity, and a restriction on its ability to guarantee debt of entities not within its consolidated group.

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

The Company was in compliance with the terms of the credit facilities as of December 31, 2014.

Commercial Paper Program

In December 2014, the Company increased its commercial paper program from $3.0 billion to $5.0 billion. The commercial paper program generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under committed credit facilities. Our 2014 weighted-average interest rate for commercial paper was 0.31 percent. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s committed credit facilities, which expire in 2015, 2016, and 2018, are available as a 100 percent backstop. As of December 31, 2014, the Company had $1.6 billion in commercial paper outstanding. At December 31, 2013, the Company had no commercial paper outstanding.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Subsidiary Notes — Apache Finance Canada

Apache Finance Canada has approximately $300 million of publicly traded notes due in 2029 that are fully and unconditionally guaranteed by Apache. For further discussion of subsidiary debt, please see Note 16 —Supplemental Guarantor Information.

Financing Costs, Net

The following table presents the components of Apache’s financing costs, net:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
Interest expense	$499	$560	$501
Amortization of deferred loan costs	6	8	7
Capitalized interest	(363)	(364)	(323)
Gain on extinguishment of debt	—	(16)	—
Interest income	(12)	(11)	(13)

Financing costs, net	$130	$177	$172

As of December 31, 2014, the Company has $56 million of debt discounts, which will be charged to interest expense over the life of the related debt issuances. Discount amortization of $3 million was recorded as interest expense in each of 2014, 2013, and 2012.

As of December 31, 2014 and 2013, the Company had approximately $69 million and $73 million, respectively, of unamortized deferred loan costs associated with its various debt obligations. These costs are included in deferred charges and other in the accompanying consolidated balance sheet and are being charged to financing costs and expensed over the life of the related debt issuances.

7.    INCOME TAXES

Income (loss) from continuing operations before income taxes is composed of the following:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
U.S.	$(4,020)	$1,191	$1,605
Foreign	1,114	3,213	3,235

Total	$(2,906)	$4,404	$4,840

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

The total provision for income taxes from continuing operations consists of the following:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
Current taxes:
Federal	$(10)	$(29)	$(150)
State	1	—	—
Foreign	1,151	1,692	2,349

	1,142	1,663	2,199

Deferred taxes:
Federal	961	509	596
State	(43)	44	10
Foreign	(423)	(292)	48

	495	261	654

Total	$1,637	$1,924	$2,853

The total provision for income taxes differs from the amounts computed by applying the U.S. statutory income tax rate to income (loss) before income taxes. A reconciliation of the tax on the Company’s income from continuing operations before income taxes and total tax expense is shown below:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
Income tax expense (benefit) at U.S. statutory rate	$(1,017)	$1,541	$1,694
State income tax, less federal benefit	(27)	29	6
Taxes related to foreign operations	(144)	200	767
Tax credits	—	6	(4)
Deferred tax on distributed foreign earnings	311	225	—
Deferred tax on undistributed foreign earnings	1,654	—	—
Current and deferred taxes related to currency fluctuations	(56)	(154)	16
Goodwill impairment	483	—	—
Change in U.K. tax rate	—	—	118
Net change in tax contingencies	(3)	(10)	(115)
Valuation allowances	478	132	341
All other, net	(42)	(45)	30

	$1,637	$1,924	$2,853

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

The deferred net income tax liability reflects the net tax impact of timing differences between the assets and liability amounts carried on the books under the U.S. GAAP method of accounting and amounts utilized for income tax purposes. The net deferred income tax liability consists of the following:

	December 31,
	2014	2013
	(In millions)
Deferred tax assets:
Deferred income	$—	$153
U.S. and state net operating loss carryforwards	1,333	900
Foreign net operating loss carryforwards	366	156
Tax credits	42	66
Accrued expenses and liabilities	68	162
Asset retirement obligation	1,202	1,231

Total deferred tax assets	3,011	2,668
Valuation allowance	(1,069)	(651)

Net deferred tax assets	1,942	2,017

Deferred tax liabilities:
Other	19	29
Deferred income	24	—
Investment in foreign subsidiaries	1,654	—
Property and equipment	8,986	10,224

Total deferred tax liabilities	10,683	10,253

Net deferred income tax liability	$8,741	$8,236

Net deferred tax assets and liabilities are included in the consolidated balance sheet as follows:

	December 31,
	2014	2013
	(In millions)
Assets:
Deferred tax asset	$(769)	$(134)
Deferred charges and other	(17)	(33)
Liabilities
Other current liabilities	28	39
Deferred income taxes	9,499	8,364

Net deferred income tax liability	$8,741	$8,236

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

The Company has recorded a valuation allowance against certain foreign net deferred tax assets, and against certain state net operating losses. The Company has assessed the future potential realization of these deferred tax assets and has concluded that it is more likely than not that these deferred tax assets will not be realized based on current economic conditions and expectations for the future. In 2014, 2013, and 2012, the Company increased its valuation allowance by $418 million, $232 million, and $359 million, as detailed in the table below:

	2014	2013	2012
	(In millions)
Balance at beginning of year	$651	$419	$60
State(1)	57	32	7
Foreign	478	132	341
Discontinued operations(2)	(117)	68	11

Balance at end of year	$1,069	$651	$419

(1)	Reported as a component of state income taxes in the tax reconciliation.

(2)

In 2014, Apache’s subsidiaries completed the sale of all of the Company’s operations in Argentina. As such, the deferred tax assets, liabilities, and valuation allowance for Argentina were removed for 2014.

In the third quarter of 2014, Apache evaluated its permanent reinvestment position and determined that undistributed earnings from certain foreign subsidiaries located in Apache’s Australia, Egypt, and North Sea regions will no longer be permanently reinvested. As a result of this change in position, the Company recorded $1.7 billion of U.S. deferred income tax expense on undistributed earnings that were previously considered permanently reinvested. In addition, the Company recorded $311 million and $225 million of U.S. deferred income tax expense on foreign earnings that were distributed to the U.S. in 2014 and 2013, respectively. The Company’s Canadian subsidiaries do not currently have undistributed earnings.

On December 31, 2014, the Company had net operating losses as follows:

	December 31, 2014
	Amount	Expiration
	(In millions)
Net operating losses:
U.S. — Federal	$2,701	2032 - 2035
U.S. — Federal (Mariner IRC §382 limited)	464	2018 - 2030
U.S. — Federal (Cordillera IRC §382 limited)	183	2027 - 2032
U.S. — State	3,273	Various
Canada	5	2015
Australia	124	Indefinite

The Company has a U.S. net operating loss carryforward of $3.3 billion. Included in the U.S. net operating loss carryforward is $464 million of federal net operating losses related to the 2010 merger with Mariner Energy, Inc. (Mariner) and $183 million of federal net operating losses related to the Cordillera acquisition. The Mariner and Cordillera net operating loss carryforwards are subject to annual limitations under Section 382 of the Internal Revenue Code. The Company also has $123 million of capital loss carryforwards in Canada, which have an indefinite carryover period.

The tax benefits of net operating loss carryforwards are recorded as assets to the extent that management assesses the utilization of such carryforwards to be “more likely than not.” When the future utilization of some portion of the carryforwards is determined to not meet the “more likely than not” standard, a valuation allowance is provided to reduce the tax benefits from such assets.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. Tax positions generally refer to a position taken in a previously filed income tax return or expected to be included in a tax return to be filed in the future that is reflected in the measurement of current and deferred income tax assets and liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
	(In millions)
Balance at beginning of year	$3	$3	$97
Additions based on tax positions related to the current year	—	—	4
Reductions for tax positions of prior years	(3)	—	(33)
Settlements with taxing authorities	—	—	(65)

Balance at end of year	$—	$3	$3

The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Each quarter the Company assesses the amounts provided for and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties. During the years ended December 31, 2014, 2013, and 2012 the Company recorded tax benefit of $1 million, tax expense of $1 million, and tax expense of $5 million, respectively, for interest and penalties. As of December 31, 2013, the Company had approximately $1 million accrued for payment of interest and penalties and nothing was accrued as of December 31, 2014.

In 2014, the Internal Revenue Service concluded its audit of the 2011 and 2012 tax years. The Company reduced its unrecognized tax benefit by $3 million as a result of the conclusion of this audit. In 2013, the Company reached agreement with the IRS regarding an audit of the 2009 and 2010 tax years. There was no change in the Company’s unrecognized tax benefits as a result of this agreement. In 2012, the Company reached agreement with IRS Administrative Appeals office regarding the audits of tax years 2004 through 2008. As a result of this agreement, the Company reduced its unrecognized tax benefits by $65 million. The resolution of unagreed tax issues in the Company’s open tax years cannot be predicted with absolute certainty, and differences between what has been recorded and the eventual outcomes may occur. The Company believes that it has adequately provided for income taxes and any related interest and penalties for all open tax years.

Apache and its subsidiaries are subject to U.S. federal income tax as well as income tax in various states and foreign jurisdictions. The Company’s uncertain tax positions are related to tax years that may be subject to examination by the relevant taxing authority. Apache’s earliest open tax years in its key jurisdictions are as follows:

Jurisdiction
U.S.(1)	2011
Canada	2010
Egypt	1998
Australia	2007
U.K.	2010

(1)

Mariner’s tax returns for 1998 through 2010 remain open for purposes of determining its net operating loss. Cordillera’s tax returns for 2005 through 2012 remain open for purposes of determining its net operating loss.

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

Argentine Claims

On March 12, 2014, the Company and its subsidiaries completed the sale of all of the Company’s subsidiaries’ operations and properties in Argentina to YPF Sociedad Anonima (YPF). As part of that sale, YPF assumed responsibility for all of the past, present, and future litigation in Argentina involving Company subsidiaries, except that Company subsidiaries have agreed to indemnify YPF for certain environmental, tax, and royalty obligations capped at an aggregate of $100 million. The indemnity is subject to specific agreed conditions precedent, thresholds, contingencies, limitations, claim deadlines, loss sharing, and other terms and conditions. On April 11, 2014, YPF provided its first notice of claims pursuant to the indemnity. Company subsidiaries have not paid any amounts under the indemnity but will continue to review and consider claims presented by YPF. Further, Company subsidiaries retain the right to enforce certain Argentina-related indemnification obligations against Pioneer Natural Resources Company (Pioneer) in an amount up to $67.5 million pursuant to the terms and conditions of stock purchase agreements entered in 2006 between Company subsidiaries and subsidiaries of Pioneer.

Louisiana Restoration

Numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damages measured by the cost of restoration of leased premises to their original condition as well as damages from contamination and cleanup, regardless of the value of the underlying property. From time-to-time restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material. The overall exposure related to these lawsuits and claims is not currently determinable. While an adverse judgment against Apache is possible, Apache intends to actively defend the cases.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

— third party beneficiary. Apache has been indiscriminately named as one of approximately 100 defendants in the lawsuit. Defendant Chevron U.S.A., Inc. filed a notice to remove the case to the United States District Court for the Eastern District of Louisiana, civil action No. 13-5410. The federal court has retained jurisdiction over the matter after denying plaintiff’s motion to remand on June 27, 2014. Further, in 2014 the Louisiana state government passed a law (SB 469) clarifying that only entities authorized under the Coastal Zone Management Act may bring litigation to assert claims arising out of the permitted activities. Plaintiff is not one of those authorized entities. On February 13, 2015, the federal court entered judgment in favor of defendants dismissing all of plaintiff’s claims with prejudice on various grounds, subject to appeal. The overall exposure related to this lawsuit is not currently determinable. While an adverse judgment against Apache might be possible, Apache intends to continue to vigorously oppose the claims, including by defending against any appeal of the trial court’s judgment.

On November 8, 2013, the Parish of Plaquemines in Louisiana filed three lawsuits against the Company and other oil and gas producers alleging that certain of defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the State of Louisiana or the Parish of Plaquemines. Plaintiff alleges that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiff seeks, among other things, unspecified damages for alleged violations of applicable state law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. The lawsuits were all filed in Division A of the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana, and are captioned as follows: Parish of Plaquemines v. Rozel Operating Company et al., Docket No. 60-996; Parish of Plaquemines v. Apache Oil Corporation et al., Docket No. 61-000; and Parish of Plaquemines v. HHE Energy Company et al., Docket No. 60-983. Defendants filed notices to remove the cases to the United States District Court for the Eastern District of Louisiana, civil action Nos. 13-6722, 13-6711, and 13-6735. However, plaintiff’s motions to remand were granted in civil action Nos. 13-6722 and 13-6711. Many similar lawsuits have been filed against other oil and gas producers in the Parish of Plaquemines and in other Parishes across south Louisiana. The overall exposure related to these lawsuits is not currently determinable. While an adverse judgment against Apache might be possible, Apache intends to vigorously oppose the claims.

Australia Gas Pipeline Force Majeure

In June 2008, Company subsidiaries reported a pipeline explosion in Western Australia that interrupted deliveries of natural gas to customers under various long-term contracts. Company subsidiaries believe that the event was a force majeure, and as a result, the subsidiaries and their joint venture participants declared force majeure under those contracts.

On March 24, 2011, natural gas customer Alcoa of Australia Limited (Alcoa) filed a lawsuit captioned Alcoa of Australia Limited vs. Apache Energy Limited, Apache Northwest Pty Ltd, Tap (Harriet) Pty Ltd, and Kufpec Australia Pty Ltd, Civ. 1481 of 2011, in the Supreme Court of Western Australia. Exclusive of interest and costs, Alcoa seeks approximately $158 million AUD for alleged economic losses in tort or, alternatively, contractual liquidated damages in the amount of approximately $5.7 million AUD.

A lawsuit filed by natural gas customer Burrup Fertilisers Pty Ltd (Burrup Fertilisers) in Texas in December 2009 was dismissed in March 2013 on the ground of forum non conveniens. On May 29, 2014, Yara Pilbara Fertilisers Pty Ltd (YPFPL, formerly Burrup Fertilisers) re-filed the lawsuit in Western Australia, captioned Yara Pilbara Fertilisers Pty Ltd vs. Apache Energy Limited & Ors, Civ. 1742 of 2014, in the Supreme Court of Western Australia. Exclusive of interest and costs, YPFPL seeks nearly $166 million USD for alleged economic losses in tort or, alternatively, contractual liquidated damages in the amount of approximately $13 million USD.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Six additional lawsuits concerning the pipeline explosion were filed in the Supreme Court of Western Australia prior to expiration of the applicable six-year limitations period on June 3, 2014. Plaintiffs are Iluka Resources Limited (Civ. 1748 of 2014), Barrick (Plutonic) Limited (Civ. 2656 of 2013), Newmont Mining Services Pty Ltd and certain of its affiliates (Civ. 1727 of 2014), EDL LNG (WA) Pty Ltd and an affiliate (Civ. 1751 of 2014), Wesfarmers LPG Pty Ltd and certain of its affiliates (Civ. 1740 of 2014), and Harvey Industries Group Pty Ltd (Civ. 1749 of 2014). The Iluka, Newmont, Wesfarmers, and Harvey plaintiffs have filed a short form of pleading that has not been served on the Apache defendants. Each plaintiff seeks to recover alleged economic losses in tort, including for lost production at their own facilities and/or replacement energy costs, and in the alternative contractual liquidated damages from Company subsidiaries (in the case of the EDL LNG plaintiffs) or Santos (BOL) Pty Ltd (in the case of the EDL LNG and Newmont plaintiffs). The amount of economic losses claimed in tort totals approximately $100 million AUD exclusive of interest and costs, and the amount of liquidated damages sought is not material.

The civil lawsuits are being pressed by plaintiffs’ subrogated insurers seeking relief primarily in tort, in circumvention of plaintiffs’ own positive arrangements regarding risk allocation and in contravention of the High Court’s October 8, 2014, decision in Brookfield Multiplex Ltd v. Owners Corporation Strata Plan 61288 & Anor, [2014] HCA 36 and the Victoria Supreme Court’s decision in Johnson Tiles Pty Ltd v. Esso Australia Pty Ltd [2003] VSC 27.

Contract prices under customer contracts were significantly below prices for natural gas in Australia during the force majeure period. In the event it is determined that the pipeline explosion was not a force majeure, Company subsidiaries believe that liquidated damages should be the extent of the damages under those long-term contracts with such provisions. Approximately 90 percent of the natural gas volumes sold by Company subsidiaries under long-term contracts have liquidated damages provisions. In respect of plaintiffs that filed claims prior to expiration of the six-year limitations period, contractual liquidated damages under the long-term contracts with such provisions would not be expected to exceed $20 million USD exclusive of interest. While an adverse judgment is possible against Company subsidiaries on the plaintiffs’ breach of contract and duty of care claims (and against the Company to the extent of liquidated damages, in the case of YPFPL), the Company and Company subsidiaries do not believe any of the claims have merit and will vigorously pursue their defenses against such claims. Further, Company subsidiaries have received confirmation of liability insurance coverage from their primary and excess insurers.

Escheat Audits

The State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property), has notified numerous companies, including Apache Corporation, that the State will examine its books and records and those of its subsidiaries and related entities to determine compliance with the Delaware Escheat Laws. The review is being conducted by Kelmar Associates on behalf of the State of Delaware. At least 30 other states have retained their own consultants and have sent similar notifications. The scope of each state’s audit varies. The State of Delaware advises, for example, that the scope of its examination will be for the period 1981 through the present. It is possible that one or more of the audits could extend to all 50 states. The exposure related to the audits is not currently determinable.

Burrup-Related Gas Supply Lawsuits

On May 19, 2011, a lawsuit captioned Pankaj Oswal et al. v. Apache Corporation, Cause No. 2011-30302, in the District Court of Harris County, Texas, was filed in which plaintiffs asserted claims against the Company under the Australian Trade Practices Act. On April 5, 2013, the court granted Apache Corporation’s motion to dismiss on the ground of forum non conveniens and entered an order dismissing the Texas lawsuit. On or about

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

October 11, 2013, a statement of claim captioned Pankaj Oswal v. Apache Corporation, No. WAD 389/2013, in the Federal Court of Australia, District of Western Australia, General Division, was filed in which plaintiff re-asserted claims against the Company under the Australian Trade Practices Act. Plaintiff alleged, among other things, that the Company induced him to make investments covering construction cost overruns on the Burrup Fertilisers ammonia plant in Western Australia (the Burrup plant), which was completed in 2006. Plaintiff sought damages in the amount of $491 million USD. On the eve of a trial that was to commence February 9, 2015, plaintiff decided to discontinue his lawsuit. Once the Court enters a final form of order, the lawsuit will be concluded in the Company’s favor.

The Western Australia lawsuit is one of a number of legal actions involving the Burrup plant. Oswal’s shares, and those of his wife Radhika Oswal, together representing 65 percent of Burrup Holdings Limited (BHL, as it was then known, which owns Burrup Fertilisers), were offered for sale by externally-appointed administrators in Australia as a result of events of default on loans made to the Oswals and associated entities by the Australia and New Zealand Banking Group Ltd (ANZ). As part of the sale process, on January 31, 2012, a Company affiliate acquired a 49 percent interest in BHL (now known as Yara Pilbara Holdings Pty Ltd, YPHPL), while Yara Australia Pty Ltd (Yara) increased its interest in YPHPL from 35 percent to 51 percent. Yara operates the ammonia plant and is proceeding with development of a technical ammonium nitrate (TAN) plant in the Burrup Peninsula region of Western Australia to be developed by a consortium including YPHPL. The old gas sale agreement to supply natural gas to the ammonia plant, and to which a Company subsidiary was a party, has been modified with, among other things, new pricing, delivery quantities, and term.

YPHPL share ownership and the modified gas sale agreement continue to be the subject of ongoing litigation in Australia with third parties, including Pankaj and Radhika Oswal. In Radhika Oswal v. Australia and New Zealand Banking Group Limited & Ors, No. SCI 2011 4653, and Pankaj Oswal v. Australia and New Zealand Banking Group Limited & Ors, No. SCI 2012 01995, in the Supreme Court of Victoria, named defendants include the Company and certain of its subsidiaries. In these Victoria proceedings, the Oswal plaintiffs seek to set aside the YPHPL share sale, void the modified gas sale agreement, and recover unspecified damages. The cases are presently set for trial commencing August 2015.

The new gas sale agreement resolved counterclaims by Burrup Fertilisers against Apache and certain of its subsidiaries in Tap (Harriet) Pty Ltd (Tap) v. Burrup Fertilisers Pty Ltd & Ors, Civ. 2329 of 2009, in the Supreme Court of Western Australia (the Tap Action), which concerned the parties’ contractual rights and obligations under the old gas sale agreement between Burrup Fertilisers and the Harriet Joint Venture (the HJV, comprised of a Company subsidiary and two joint venture partners, Tap and Kufpec Australia Pty Ltd). A Company subsidiary purchased Tap, which then modified its agreement to supply gas to the ammonia plant and resolved both Tap’s claims against Burrup Fertilisers and Burrup Fertilisers’ counterclaims against Tap in the Tap Action. In 2014 Kufpec settled the remaining claims in the Tap Action, which has now been dismissed and is concluded.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

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

As of December 31, 2014, the Company had an undiscounted reserve for environmental remediation of approximately $67 million. Apache is not aware of any environmental claims existing as of December 31, 2014 that have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

On June 1, 2013, Apache Canada Ltd. discovered a leak of produced water from a below ground pipeline in the Zama Operations area in northern Alberta. The pipeline was associated with a produced water disposal well. The spill resulted in approximately 97 thousand barrels of produced water being released to the marsh land environment. The applicable government agencies were immediately notified of the event and the line was shut down. Apache Canada Ltd. investigated the leak while conducting clean up and monitoring activities in the affected area and communicating with appropriate parties, including regulatory and First Nation representatives. The investigation revealed a pinhole feature in the outer polyethylene liner of the composite flex line. While the exposure related to this incident is not currently determinable, the Company does not expect the economic impact of this incident to have a material effect on the Company’s financial position, results of operations, or liquidity. It is possible that the June 2013 leak together with additional discharges in the Zama Operations area, including several that have occurred since June 2013, could result in government fines or sanction.

Contractual Obligations

At December 31, 2014, contractual obligations for drilling rigs, purchase obligations, firm transportation agreements, and long-term operating leases are as follows:

Net Minimum Commitments	Total	2015	2016-2017	2018-2019	2020 & Beyond
	(In millions)
Drilling rig commitments(1)	$999	$382	$573	$44	$—
Purchase obligations(2)	1,248	527	428	255	38
Firm transportation agreements(3)	431	101	173	85	72
Office and related equipment(4)	343	49	98	80	116
Other operating lease obligations(5)	469	131	221	82	35

Total Net Minimum Commitments	$3,490	$1,190	$1,493	$546	$261

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

(1)

Includes day-rate and other contractual agreements with third party service providers for use of drilling, completion, and workover rigs. Drilling rig commitments will be reduced by $79 million upon the completion of the sale of Apache’s interest in the Kitimat and Wheatstone LNG projects.

(2)

Includes contractual obligations to buy or build oil and gas plants and facilities, LNG facilities, seismic and drilling work program commitments, take-or-pay contracts, and NGL processing agreements. Of the total purchase obligations, $651 million will be relinquished upon completion of the sale of Apache’s interest in Kitimat and Wheatstone LNG projects.

(3)

Relates to contractual obligations for capacity rights on third-party pipelines. Firm transportation commitments will be reduced by $51 million upon completion of the sale of Apache’s interest in the Kitimat and Wheatstone LNG projects.

(4)	Includes office and other building rentals and related equipment leases.

(5)

Includes commitments required to retain acreage and commitments associated with floating production storage and offloading vessels (FPSOs), compressors, helicopters, and boats. Other operating lease commitments will be reduced by $291 million upon completion of the sale of Apache’s interest in the Kitimat and Wheatstone LNG projects.

The table above includes leases for buildings, facilities, and related equipment with varying expiration dates through 2035. Net rental expense, excluding discontinued operations in Argentina, was $58 million, $53 million, and $49 million for 2014, 2013, and 2012, respectively. Costs incurred under take-or-pay and throughput obligations were $96 million, $80 million, and $71 million for 2014, 2013, and 2012, respectively.

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

The aggregate annual cost to Apache of all U.S. and International savings plans, the money purchase retirement plan, non-qualified retirement/savings plan, and non-qualified restorative retirement savings plan was $107 million, $123 million, and $117 million for 2014, 2013, and 2012, respectively.

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

The following tables set forth the benefit obligation, fair value of plan assets and funded status as of December 31, 2014, 2013, and 2012, and the underlying weighted average actuarial assumptions used for the U.K. Pension Plan and U.S. postretirement benefit plan. Apache uses a measurement date of December 31 for its pension and postretirement benefit plans.

	2014		2013		2012
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	(In millions)
Change in Projected Benefit Obligation
Projected benefit obligation beginning of year	$189	$28	$177	$35	$150	$30
Service cost	5	3	5	4	5	4
Interest cost	9	1	7	1	7	1
Foreign currency exchange rate changes	(13)	—	4	—	7	—
Actuarial losses (gains)	31	(9)	—	(8)	14	1
Effect of curtailment and settlements	—	—	—	(3)	—	—
Benefits paid	(5)	(2)	(4)	(2)	(6)	(1)
Retiree contributions	—	1	—	1	—	—

Projected benefit obligation at end of year	216	22	189	28	177	35

Change in Plan Assets
Fair value of plan assets at beginning of year	191	—	170	—	145	—
Actual return on plan assets	25	—	15	—	14	—
Foreign currency exchange rates	(13)	—	4	—	6	—
Employer contributions	8	1	6	1	11	1
Benefits paid	(5)	(2)	(4)	(2)	(6)	(1)
Retiree contributions	—	1	—	1	—	—

Fair value of plan assets at end of year	206	—	191	—	170	—

Funded status at end of year	$(10)	$(22)	$2	$(28)	$(7)	$(35)

Amounts recognized in Consolidated Balance Sheet
Current liability	—	(1)	—	(1)	—	(1)
Non-current asset (liability)	(10)	(21)	2	(27)	(7)	(34)

	$(10)	$(22)	$2	$(28)	$(7)	$(35)

Pre-tax Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Accumulated gain (loss)	(37)	10	(22)	1	(32)	(7)

	$(37)	$10	$(22)	$1	$(32)	$(7)

Weighted Average Assumptions used as of December 31
Discount rate	3.70%	3.62%	4.60%	4.33%	4.30%	3.43%
Salary increases	4.60%	N/A	4.90%	N/A	4.60%	N/A
Expected return on assets	3.90%	N/A	5.60%	N/A	4.70%	N/A
Healthcare cost trend
Initial	N/A	7.00%	N/A	7.00%	N/A	7.25%
Ultimate in 2025	N/A	5.00%	N/A	5.00%	N/A	5.00%

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

As of December 31, 2014, 2013, and 2012, the accumulated benefit obligation for the U.K. Pension Plan was $183 million, $160 million, and $139 million, respectively.

Apache’s defined benefit pension plan assets are held by a non-related trustee who has been instructed to invest the assets in a blend of equity securities and low-risk debt securities. The Company intends that this blend of investments will provide a reasonable rate of return such that the benefits promised to members are provided. The U.K. Pension Plan policy is to target an ongoing funding level of 100 percent through prudent investments and includes policies and strategies such as investment goals, risk management practices, and permitted and prohibited investments. A breakout of previous allocations for plan asset holdings and the target allocation for the Company’s plan assets are summarized below:

	Target Allocation	Percentage of Plan Assets at Year-End
	2014	2014	2013
Asset Category
Equity securities:
U.K. quoted equities	14%	14%	18%
Overseas quoted equities	26%	26%	33%

Total equity securities	40%	40%	51%

Debt securities:
U.K. Government bonds	48%	48%	29%
U.K. corporate bonds	12%	12%	20%

Debt securities	60%	60%	49%

Total	100%	100%	100%

The plan’s assets do not include any direct ownership of equity or debt securities of Apache. The fair value of plan assets is based upon unadjusted quoted prices for identical instruments in active markets, which is a Level 1 fair value measurement. The following tables present the fair values of plan assets for each major asset category based on the nature and significant concentration of risks in plan assets at December 31, 2014 and December 31, 2013:

	Fair Value Measurements Using:
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
	(In millions)
December 31, 2014
Equity securities:
U.K. quoted equities(1)	$28	$—	$—	$28
Overseas quoted equities(2)	54	—	—	54

Total equity securities	82	—	—	82

Debt securities:
U.K. Government bonds(3)	99	—	—	99
U.K. corporate bonds(4)	25	—	—	25

Total debt securities	124	—	—	124

Fair value of plan assets	$206	$—	$—	$206

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

	Fair Value Measurements Using:
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
	(In millions)
December 31, 2013
Equity securities:
U.K. quoted equities(1)	$35	$—	$—	$35
Overseas quoted equities(2)	63	—	—	63

Total equity securities	98	—	—	98

Debt securities:
U.K. Government bonds(3)	54	—	—	54
U.K. corporate bonds(4)	38	—	—	38

Total debt securities	92	—	—	92

Cash	1	—	—	1

Fair value of plan assets	$191	$—	$—	$191

(1)	This category comprises U.K. passive equities, which are benchmarked against the FTSE 350 Index.

(2)

This category includes overseas equities, which comprises 30.3 percent passive global equities benchmarked against the MSCI World (NDR) Index, 12.1 percent passive global equities (hedged) benchmarked against the MSCI World (NDR) Hedged Index, 30.3 percent fundamental indexation global equities benchmarked against the FTSE RAFI Developed 1000 index, 12.1 percent fundamental indexation global equities (hedged) benchmarked against the FTSE RAFI Developed 1000 Hedge Index, and 15.2 percent emerging markets benchmarked against the MSCI Emerging Markets (NDR) Index, which has a performance target of 2 percent per annum over the benchmark over a rolling three-year period.

(3)

This category includes U.K. Government bonds, which comprises 48 percent index-linked gilts benchmarked against the FTSE Actuaries Government Securities Index-Linked Over 5 Years Index, 37 percent sterling nominal LDI bonds, and 15 percent sterling inflation linked LDI bonds, both benchmarked against ILIM Custom Benchmark index.

(4)

This category comprises U.K. corporate bonds: 12 percent benchmarked against the BofAML Sterling Corporate & Collaterlised (excluding Subordinated) Index with a performance target of 0.75 percent per annum over the benchmark over a rolling five year period.

The expected long-term rate of return on assets assumptions are derived relative to the yield on long-dated fixed-interest bonds issued by the U.K. government (gilts). For equities, outperformance relative to gilts is assumed to be 3.5 percent per year.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

The following tables set forth the components of the net periodic cost and the underlying weighted average actuarial assumptions used for the pension and postretirement benefit plans as of December 31, 2014, 2013, and 2012:

	2014		2013		2012
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	(In millions)
Component of Net Periodic Benefit Costs
Service cost	$5	$3	$5	$4	$5	$4
Interest cost	9	1	7	1	7	1
Expected return on assets	(11)	—	(8)	—	(7)	—
Amortization of actuarial (gain) loss	1	—	2	—	1	—
Curtailment (gain) loss	—	—	—	(3)	—	—

Net periodic benefit cost	$4	$4	$6	$2	$6	$5

Weighted Average Assumptions used to determine Net Period Benefit Cost for the Years ended December 31
Discount rate	4.60%	4.33%	4.30%	3.43%	4.70%	4.04%
Salary increases	4.90%	N/A	4.60%	N/A	4.60%	N/A
Expected return on assets	5.60%	N/A	4.70%	N/A	4.85%	N/A
Healthcare cost trend
Initial	N/A	7.00%	N/A	7.25%	N/A	7.50%
Ultimate in 2025	N/A	5.00%	N/A	5.00%	N/A	5.00%

Assumed health care cost trend rates affect amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Postretirement Benefits
	1% Increase	1% Decrease
	(In millions)
Effect on service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	3	(3)

Apache expects to contribute approximately $8 million to its pension plan and $1 million to its postretirement benefit plan in 2015. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Postretirement
	Benefits	Benefits
	(In millions)
2015	$5	$1
2016	5	1
2017	5	1
2018	5	2
2019	5	2
Years 2020-2024	30	10

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

10.    CAPITAL STOCK

Common Stock Outstanding

	2014	2013	2012
Balance, beginning of year	395,772,908	391,640,770	384,117,643
Shares issued for stock-based compensation plans:
Treasury shares issued	17,454	25,214	60,767
Common shares issued	1,665,259	929,596	1,189,693
Common shares issued for conversion of preferred shares	—	14,399,247	—
Treasury shares acquired	(20,950,729)	(11,221,919)	—
Cordillera consideration (Note 2)	—	—	6,272,667

Balance, end of year	376,504,892	395,772,908	391,640,770

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2014, 2013, and 2012 is presented in the table below.

	2014			2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) from continuing operations	$(4,886)	384	$(12.72)	$2,380	395	$6.02	$1,911	389	$4.91
Income (loss) from discontinued operations	(517)	384	(1.34)	(192)	395	(0.49)	14	389	0.04

Income (loss) attributable to common stock	$(5,403)	384	$(14.06)	$2,188	395	$5.53	$1,925	389	$4.95

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	$—	—		$44	9		$—	—
Stock options and other	—	—		—	2		—	2

Diluted:
Income (loss) from continuing operations	$(4,886)	384	$(12.72)	$2,424	406	$5.97	$1,911	391	$4.89
Income (loss) from discontinued operations	(517)	384	(1.34)	(192)	406	(0.47)	14	391	0.03

Income (loss) attributable to common stock	$(5,403)	384	$(14.06)	$2,232	406	$5.50	$1,925	391	$4.92

The diluted EPS calculation excludes options and restricted shares that were anti-dilutive totaling 4.5 million, 4.9 million, and 4.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. For the year ended December 31, 2012, 14.3 million shares related to the assumed conversion of the Mandatory Convertible Preferred Stock were also anti-dilutive.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Stock Repurchase Program

Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through December 31, 2014, has repurchased a total of 32.2 million shares at an average price of $88.96 per share. For the year ended December 31, 2014, the Company repurchased a total of 21.0 million shares at an average price of $89.00 per share. The Company is not obligated to acquire any specific number of shares.

Common Stock Dividend

The Company paid common stock dividends of $0.95 per share in 2014, $0.77 per share in 2013, and $0.66 per share in 2012.

Stock Compensation Plans

The Company has several stock-based compensation plans, which include stock options, stock appreciation rights, restricted stock, and conditional restricted stock unit plans. On May 5, 2011, the Company’s shareholders approved the 2011 Omnibus Equity Compensation Plan (the 2011 Plan), which is intended to provide eligible employees with equity-based incentives. The 2011 Plan provides for the granting of Incentive Stock Options, Non-Qualified Stock Options, Performance Awards, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, or any combination of the foregoing. A total of 18.3 million shares were authorized and available for grant under the 2011 Plan as of December 31, 2014. Previously approved plans remain in effect solely for the purpose of governing grants still outstanding that were issued prior to approval of the 2011 Plan. All new grants are issued from the 2011 Plan.

For 2014, 2013, and 2012, stock-based compensation expensed was $148 million, $136 million, and $167 million ($95 million, $94 million, and $119 million after tax), respectively. Costs related to the plans are capitalized or expensed based on the nature of each employee’s activities. A description of the Company’s stock-based compensation plans and related costs follows:

	2014	2013	2012
	(In millions)
Stock-based compensation expensed:
General and administrative	$107	$89	$104
Lease operating expenses	41	47	63
Stock-based compensation capitalized	62	55	67

	$210	$191	$234

Stock Options

As of December 31, 2014, the Company had issued options to purchase shares of the Company’s common stock under one or more of the employee stock option plans adopted in 2000 and 2005 (collectively, the Stock Option Plans), as well as the 2007 Omnibus Equity Compensation Plan (the 2007 Plan), and the 2011 Plan discussed above (together, the Omnibus Plans). New shares of Company stock will be issued for employee stock option exercises; however, under the 2000 Stock Option Plan, shares of treasury stock are used for employee stock option exercises to the extent treasury stock is held. Under the Stock Option Plans and the Omnibus Plans, the exercise price of each option equals the closing price of Apache’s common stock on the date of grant.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Options generally become exercisable ratably over a four-year period and expire 10 years after granted. The Omnibus Plans and all of the Stock Option Plans, except for the 2000 Stock Option Plan, were submitted to and approved by the Company’s shareholders.

A summary of stock options issued and outstanding under the Stock Option Plans and the Omnibus Plans is presented in the table and narrative below:

	2014
	Shares Under Option	Weighted Average Exercise Price
	(In thousands)
Outstanding, beginning of year	7,563	$89.71
Granted	—	—
Exercised	(664)	74.32
Forfeited or expired	(454)	103.48

Outstanding, end of year(1)	6,445	90.34

Expected to vest(1)	1,366	89.30

Exercisable, end of year(1)	4,876	90.88

(1)

As of December 31, 2014, the weighted average remaining contractual life for options outstanding, expected to vest, and exercisable is 5.2 years, 7.5 years, and 4.4 years, respectively. The aggregate intrinsic value of options outstanding, expected to vest, and exercisable at year-end was $2 million, $0, and $2 million, respectively.

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

	2014	2013	2012
Expected volatility	N/A	33.60%	34.94%
Expected dividend yields	N/A	0.99%	0.82%
Expected term (in years)	N/A	5.5	5.5
Risk-free rate	N/A	0.79%	0.78%
Weighted-average grant-date fair value	N/A	$23.18	$26.41

The intrinsic value of options exercised during 2014, 2013, and 2012 was approximately $13 million, $4 million and $12 million, respectively. The cash received from exercise of options during 2014 was approximately $49 million. The Company realized an additional tax benefit of approximately $4.7 million for the amount of intrinsic value in excess of compensation cost recognized in 2014. As of December 31, 2014, the total compensation cost related to non-vested options not yet recognized was $24 million, which will be recognized over the remaining vesting period of the options.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Restricted Stock and Restricted Stock Units

The Company has restricted stock and restricted stock unit plans for eligible employees including officers. The programs created under the Omnibus Plans have been approved by Apache’s Board of Directors. In 2014, the Company awarded 3,046,744 restricted stock units at a weighted-average per-share market price of $86.87. In 2013 and 2012, the Company awarded 3,098,029 and 1,219,886 restricted stock units at a weighted-average per-share market price of $82.95 and $85.67, respectively. The value of the stock issued was established by the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2014, 2013, and 2012, $93 million ($60 million after tax), $82 million ($53 million after tax), and $74 million ($48 million after tax), respectively, was charged to expense. In 2014, 2013, and 2012, $43 million, $30 million, and $25 million was capitalized, respectively. As of December 31, 2014, there was $316 million of total unrecognized compensation cost related to 4,783,524 unvested restricted stock units. The weighted-average remaining life of unvested restricted stock units is approximately 1.2 years.

The fair value of the awards vested during 2014, 2013 and 2012 was approximately $138 million, $88 million, and $114 million, respectively. A summary of restricted stock activity for the year ended December 31, 2014, is presented below.

	Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Non-vested at January 1, 2014	3,953	$86.70
Granted	3,047	86.87
Vested	(1,597)	86.42
Forfeited	(619)	85.89

Non-vested at December 31, 2014	4,784	85.18

Total Shareholder Return and Conditional Restricted Stock Units

To provide long-term incentives for Apache employees to deliver competitive returns to the Company’s stockholders, the Company has granted conditional restricted stock units to eligible employees. The ultimate number of shares awarded from these conditional restricted stock units is based upon measurement of total shareholder return of Apache common stock as compared to a designated peer group during a three-year performance period. Should any restricted stock units be awarded at the end of the three-year performance period, 50 percent of restricted stock units awarded will immediately vest, and an additional 25 percent will vest on succeeding anniversaries of the end of the performance period. Grants from two total shareholder return programs were outstanding at December 31, 2014, as described below:

•

In January 2012 the Company’s Board of Directors approved the 2012 Performance Program, pursuant to the 2011 Plan. In January 2012 eligible employees received initial conditional restricted stock unit awards totaling 851,985 units. Based on measurements of total shareholder return relative to the designated peer group at December 31, 2014, zero shares were awarded and all unvested conditional restricted stock units were cancelled. Upon cancellation, all remaining unamortized expense related to these awards was immediately amortized.

•

In January 2013 the Company’s Board of Directors approved the 2013 Performance Program, pursuant to the 2011 Plan. In January 2013 eligible employees received initial conditional restricted stock unit awards totaling 1,232,176 units. In May 2013, the Company’s Board of Directors cancelled 918,016 awards under the 2013 Performance Program for nonexecutive employees. A total of 236,704 awards were outstanding at December 31, 2014, from which a minimum of zero and a maximum of 591,760 units could be awarded.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

•

In January 2014 the Company’s Board of Directors approved the 2014 Performance Program, pursuant to the 2011 Plan. In January 2014 eligible employees received initial conditional restricted stock unit awards totaling 157,406 units. A total of 117,007 awards were outstanding at December 31, 2014, from which a minimum of zero and a maximum of 234,014 units could be awarded.

The fair value cost of the awards was estimated on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2014, 2013, and 2012, $18 million ($11 million after tax), $27 million ($17 million after tax), and $47 million ($31 million after tax), respectively, was charged to expense. During 2014, 2013, and 2012, $7 million, $13 million, and $21 million was capitalized, respectively. As of December 31, 2014, there was $15 million of total unrecognized compensation cost related to 353,711 unvested conditional restricted stock units. The weighted-average remaining life of the unvested conditional restricted stock units is approximately 2.1 years.

	Shares	Weighted- Average Grant- Date Fair Value(1)
	(In thousands)
Non-vested at January 1, 2014	1,021	$72.45
Granted	158	79.66
Vested	(1)	70.30
Forfeited or expired	(824)	71.39

Non-vested at December 31, 2014	354	78.13

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

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss include the following:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
Currency translation adjustment(1)	$(109)	$(109)	$(109)
Unrealized gain (loss) on derivatives (Note 3)	—	1	(6)
Unfunded pension and postretirement benefit plan (Note 9)	(7)	(7)	(16)

Accumulated other comprehensive loss	$(116)	$(115)	$(131)

(1)

Currency translation adjustments resulting from translating the Canadian subsidiaries’ financial statements into U.S. dollar equivalents, prior to adoption of the U.S. dollar as their functional currency, were reported separately and accumulated in other comprehensive income (loss).

12.    MAJOR CUSTOMERS

In 2014, 2013, and 2012, purchases by Royal Dutch Shell plc and its subsidiaries accounted for 19 percent, 24 percent, and 20 percent, respectively, of the Company’s worldwide oil and gas production revenues.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

13.     BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At December 31, 2014, the Company had production in five countries: the United States, Canada, Egypt, Australia, and the U.K. North Sea. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt(1)	Australia	North Sea	Other International	Total(1)
	(In millions)
2014
Oil and gas production revenues	$5,744	$1,092	$3,539	$1,058	$2,316	$—	$13,749
Operating Expenses:
Depreciation, depletion, and amortization:
Recurring	2,170	400	1,151	438	998	—	5,157
Additional	4,412	—	—	—	589	—	5,001
Asset retirement obligation accretion	43	39	—	27	72	—	181
Lease operating expenses	921	384	499	241	434	—	2,479
Gathering and transportation	93	123	40	—	17	—	273
Taxes other than income	350	31	11	101	185	—	678

Operating Income (Loss)	$(2,245)	$115	$1,838	$251	$21	$—	(20)

Other Income (Expense):
Derivative instrument gains, net							284
Other							(182)
Impairments							(2,357)
General and administrative							(434)
Acquisition, divestiture, and separation costs							(67)
Financing costs, net							(130)

Net Loss From Continuing Operations Before Income Taxes							$(2,906)

Net Property and Equipment	$24,627	$6,107	$5,700	$6,516	$5,103	$23	$48,076

Total Assets	$26,852	$6,640	$7,292	$9,020	$6,102	$46	$55,952

Additions to Net Property and Equipment	$7,294	$963	$1,397	$1,419	$1,071	$(28)	$12,116

2013
Oil and gas production revenues(2)	$6,902	$1,224	$3,917	$1,140	$2,728	$—	$15,911
Operating Expenses:
Depreciation, depletion, and amortization:
Recurring	2,338	505	1,005	423	1,022	1	5,294
Additional	552	—	—	—	367	76	995
Asset retirement obligation accretion	94	49	—	27	68	—	238
Lease operating expenses	1,320	459	471	214	400	—	2,864
Gathering and transportation	84	155	42	—	7	—	288
Taxes other than income	335	45	8	13	384	—	785

Operating Income (Loss)(2)	$2,179	$11	$2,391	$463	$480	$(77)	5,447

Other Income (Expense):
Derivative instrument losses, net							(399)
Other							48
General and administrative							(482)
Acquisition, divestiture, and separation costs							(33)
Financing costs, net							(177)

Net Income From Continuing Operations Before Income Taxes(2)							$4,404

Net Property and Equipment(2)	$27,010	$6,058	$5,454	$6,838	$5,622	$23	$51,005

Total Assets(2)	$29,940	$6,952	$8,121	$8,094	$6,902	$51	$60,060

Additions to Net Property and Equipment(2)	$6,404	$1,082	$1,309	$1,954	$1,084	$24	$11,857

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

	United States	Canada	Egypt	Australia	North Sea	Other International	Total
	(In millions)
2012
Oil and gas production revenues(2)	$6,226	$1,322	$4,554	$1,575	$2,751	$—	$16,428
Operating Expenses:
Depreciation, depletion, and amortization:
Recurring	2,056	594	925	466	914	—	4,955
Additional	—	1,883	—	—	—	43	1,926
Asset retirement obligation accretion	112	41	—	17	58	—	228
Lease operating expenses	1,386	458	410	215	315	—	2,784
Gathering and transportation	69	163	39	—	24	—	295
Taxes other than income	292	50	14	11	451	—	818

Operating Income (Loss)(2)	$2,311	$(1,867)	$3,166	$866	$989	$(43)	5,422

Other Expense:
Derivative instrument losses, net							(79)
Other							215
General and administrative							(515)
Acquisition, divestiture, and separation costs							(31)
Financing costs, net							(172)

Net Income From Continuing Operations Before Income Taxes(2)							$4,840

Net Property and Equipment(2)	$28,552	$6,640	$5,151	$5,312	$5,927	$77	$51,659

Total Assets(2)	$31,175	$7,142	$7,311	$6,280	$6,874	$120	$58,902

Additions to Net Property and Equipment(2)	$9,586	$1,096	$1,153	$1,581	$1,104	$98	$14,618

(1)	2014 and 2013 includes a noncontrolling interest in Egypt.

(2)	2013 and 2012 amounts have been recast to exclude discontinued operations.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

14.     SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

Oil and Gas Operations

The following table sets forth revenue and direct cost information relating to the Company’s oil and gas exploration and production activities. Apache has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

	United States	Canada	Egypt(3)	Australia	North Sea	Other International	Total(3)(4)
	(In millions, except per boe)
2014
Oil and gas production revenues	$5,744	$1,092	$3,539	$1,058	$2,316	$—	$13,749

Operating cost:
Depreciation, depletion, and amortization
Recurring(1)	2,056	343	1,014	359	975	—	4,747
Additional	4,412	—	—	—	589	—	5,001
Asset retirement obligation accretion	43	39	—	27	72	—	181
Lease operating expenses	921	384	499	241	434	—	2,479
Gathering and transportation	93	123	40	—	17	—	273
Production taxes(2)	342	27	—	101	177	—	647
Income tax	(754)	44	894	99	32	—	315

	7,113	960	2,447	827	2,296	—	13,643

Results of operation	$(1,369)	$132	$1,092	$231	$20	$—	$106

Amortization rate per boe	$19.35	$12.11	$18.48	$17.49	$37.41	$—	$20.11

2013
Oil and gas production revenues	$6,902	$1,224	$3,917	$1,140	$2,728	$—	$15,911

Operating cost:
Depreciation, depletion, and amortization
Recurring(1)	2,227	426	881	361	999	—	4,894
Additional	552	—	—	—	367	76	995
Asset retirement obligation accretion	94	49	—	27	68	—	238
Lease operating expenses	1,320	459	471	214	400	—	2,864
Gathering and transportation	84	155	42	—	7	—	288
Production taxes(2)	324	40	—	14	382	—	760
Income tax	817	24	1,161	157	313	—	2,472

	5,418	1,153	2,555	773	2,536	76	12,511

Results of operation	$1,484	$71	$1,362	$367	$192	$(76)	$3,400

Amortization rate per boe	$18.39	$10.89	$16.21	$17.47	$37.25	$—	$18.67

2012
Oil and gas production revenues	$6,226	$1,322	$4,554	$1,575	$2,751	$—	$16,428

Operating cost:
Depreciation, depletion, and amortization
Recurring(1)	1,984	580	924	460	912	—	4,860
Additional	—	1,883	—	—	—	43	1,926
Asset retirement obligation accretion	112	41	—	17	58	—	228
Lease operating expenses	1,386	458	410	215	315	—	2,784
Gathering and transportation	69	163	39	—	24	—	295
Production taxes(2)	279	42	—	11	451	—	783
Income tax	851	(466)	1,527	262	614	—	2,788

	4,681	2,701	2,900	965	2,374	43	13,664

Results of operation	$1,545	$(1,379)	$1,654	$610	$377	$(43)	$2,764

Amortization rate per boe	$17.24	$11.66	$13.81	$17.67	$32.65	$—	$17.18

(1)	This amount only reflects DD&A of capitalized costs of oil and gas proved properties and, therefore, does not agree with DD&A reflected on Note 13—Business Segment Information.

(2)	Only reflects amounts directly related to oil and gas producing properties and, therefore, does not agree with taxes other than income reflected on Note 13—Business Segment Information.

(3)	2014 and 2013 includes a noncontrolling interest in Egypt.

(4)	2013 and 2012 amounts have been recast to exclude discontinued operations.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Costs Incurred in Oil and Gas Property Acquisitions, Exploration, and Development Activities

	United States	Canada	Egypt(2)	Australia	North Sea	Argentina	Other International	Total(2)
	(In millions)
2014
Acquisitions:
Proved	$102	$—	$1	$1	$—	$—	$—	$104
Unproved	1,221	141	10	16	—	—	—	1,388
Exploration	467	82	193	137	84	9	1	973
Development	5,301	846	1,142	914	971	6	—	9,180

Costs incurred(1)	$7,091	$1,069	$1,346	$1,068	$1,055	$15	$1	$11,645

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$209	$38	$15	$20	$25	$3	$—	$310
Asset retirement costs	43	175	—	55	34	—	—	307

(2) Includes a noncontrolling interest in Egypt.

2013
Acquisitions:
Proved	$17	$—	$35	$—	$125	$—	$—	$177
Unproved	195	151	15	(10)	17	11	—	379
Exploration	562	36	559	179	278	42	22	1,678
Development	5,435	722	618	996	635	142	—	8,548

Costs incurred(1)	$6,209	$909	$1,227	$1,165	$1,055	$195	$22	$10,782

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$239	$35	$15	$16	$25	$10	$—	$340
Asset retirement costs	480	17	—	(30)	67	3	—	537

(2) Includes a noncontrolling interest in Egypt.

2012
Acquisitions:
Proved	$1,076	$5	$28	$32	$110	$—	$—	$1,251
Unproved	3,334	17	6	7	26	2	15	3,407
Exploration	364	94	690	142	111	155	81	1,637
Development	4,465	762	394	915	837	161	2	7,536

Costs incurred(1)	$9,239	$878	$1,118	$1,096	$1,084	$318	$98	$13,831

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$215	$38	$16	$12	$24	$11	$—	$316
Asset retirement costs	473	245	—	207	89	18	—	1,032

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

Capitalized Costs

The following table sets forth the capitalized costs and associated accumulated depreciation, depletion, and amortization, including impairments, relating to the Company’s oil and gas production, exploration, and development activities:

	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Other International	Total(1)
	(In millions)
2014
Proved properties	$47,001	$14,003	$9,895	$8,289	$10,463	$—	$201	$89,852
Unproved properties	4,151	1,090	529	549	672	—	23	7,014

	51,152	15,093	10,424	8,838	11,135	—	224	96,866
Accumulated DD&A	(27,205)	(9,653)	(6,369)	(3,198)	(6,375)	—	(201)	(53,001)

	$23,947	$5,440	$4,055	$5,640	$4,760	$—	$23	$43,865

2013
Proved properties	$41,904	$13,231	$8,418	$7,298	$9,378	$2,933	$228	$83,390
Unproved properties	5,042	1,116	660	471	702	349	23	8,363

	46,946	14,347	9,078	7,769	10,080	3,282	251	91,753
Accumulated DD&A	(20,745)	(9,310)	(5,356)	(2,839)	(4,811)	(1,964)	(228)	(45,253)

	$26,201	$5,037	$3,722	$4,930	$5,269	$1,318	$23	$46,500

(1) Includes a noncontrolling interest in Egypt.

Costs Not Being Amortized

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2014, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2014	2013	2012	2011 and Prior
	(In millions)
Property acquisition costs	$5,013	$1,770	$242	$2,079	$922
Exploration and development	1,777	1,285	402	65	25
Capitalized interest	224	43	43	47	91

Total	$7,014	$3,098	$687	$2,191	$1,038

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

	Crude Oil and Condensate
	(Thousands of barrels)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2011	428,251	81,846	105,840	35,725	136,990	16,001	804,653
December 31, 2012	474,837	79,695	106,746	29,053	119,635	15,845	825,811
December 31, 2013	457,981	80,526	119,242	22,524	100,327	14,195	794,795
December 31, 2014	444,440	75,876	128,712	29,996	105,746	—	784,770
Proved undeveloped reserves:
December 31, 2011	205,763	59,746	22,195	32,220	32,415	4,585	356,924
December 31, 2012	203,068	70,650	17,288	34,808	28,019	2,981	356,814
December 31, 2013	195,835	56,366	16,302	36,703	29,253	2,231	336,690
December 31, 2014	170,125	59,923	14,617	25,775	19,059	—	289,499
Total proved reserves:
Balance December 31, 2011	634,014	141,591	128,035	67,945	169,405	20,587	1,161,577
Extensions, discoveries and other additions	84,656	18,935	36,188	6,277	346	1,133	147,535
Purchase of minerals in-place	15,942	188	—	276	2,143	—	18,549
Revisions of previous estimates	(7,474)	(4,577)	(3,678)	(66)	(928)	671	(16,052)
Production	(49,089)	(5,792)	(36,511)	(10,571)	(23,312)	(3,565)	(128,840)
Sale of properties	(144)	—	—	—	—	—	(144)

Balance December 31, 2012	677,905	150,345	124,034	63,861	147,654	18,826	1,182,625
Extensions, discoveries and other additions	133,227	10,177	43,738	2,539	1,543	998	192,222
Purchase of minerals in-place	85	—	5	—	3,623	—	3,713
Revisions of previous estimates	1,683	(531)	457	(118)	18	24	1,533
Production	(53,621)	(6,469)	(32,690)	(7,055)	(23,258)	(3,422)	(126,515)
Sale of properties	(105,463)	(16,630)	—	—	—	—	(122,093)

Balance December 31, 2013	653,816	136,892	135,544	59,227	129,580	16,426	1,131,485
Extensions, discoveries and other additions	57,011	9,657	38,074	4,254	17,386	5	126,387
Purchase of minerals in-place	15,240	—	—	—	—	—	15,240
Revisions of previous estimates	3,083	(812)	1,801	(216)	(7)	—	3,849
Production	(48,789)	(6,421)	(32,090)	(7,494)	(22,154)	(620)	(117,568)
Sale of properties	(65,796)	(3,517)	—	—	—	(15,811)	(85,124)

Balance December 31, 2014	614,565	135,799	143,329	55,771	124,805	—	1,074,269

(1)	2014 and 2013 includes proved reserves of 48 MMbbls and 45 MMbbls, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

	Natural Gas Liquids
	(Thousands of barrels)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2011	107,490	23,256	—	—	8,753	5,939	145,438
December 31, 2012	154,508	21,996	—	—	2,438	5,007	183,949
December 31, 2013	184,485	26,099	—	—	2,435	4,110	217,129
December 31, 2014	183,565	17,947	1,346	—	1,770	—	204,628
Proved undeveloped reserves:
December 31, 2011	52,543	8,193	—	—	509	1,215	62,460
December 31, 2012	60,889	12,258	—	—	380	876	74,403
December 31, 2013	63,538	9,970	—	—	215	1,009	74,732
December 31, 2014	69,828	7,168	212	—	371	—	77,579
Total proved reserves:
Balance December 31, 2011	160,033	31,450	—	—	9,262	7,153	207,898
Extensions, discoveries and other additions	71,965	7,655	—	—	246	—	79,866
Purchase of minerals in-place	230	9	—	—	231	—	470
Revisions of previous estimates	(4,559)	(2,569)	—	—	(6,329)	(169)	(13,626)
Production	(12,272)	(2,291)	—	—	(592)	(1,101)	(16,256)

Balance December 31, 2012	215,397	34,254	—	—	2,818	5,883	258,352
Extensions, discoveries and other additions	69,231	4,014	—	—	—	—	73,245
Purchase of minerals in-place	45	—	—	—	295	—	340
Revisions of previous estimates	1,591	546	—	—	1	3	2,141
Production	(19,922)	(2,442)	—	—	(464)	(767)	(23,595)
Sale of properties	(18,319)	(303)	—	—	—	—	(18,622)

Balance December 31, 2013	248,023	36,069	—	—	2,650	5,119	291,861
Extensions, discoveries and other additions	47,516	1,163	1,820	—	1	—	50,500
Purchase of minerals in-place	2,916	—	—	—	—	—	2,916
Revisions of previous estimates	2,594	116	(17)	—	(2)	—	2,691
Production	(21,464)	(2,256)	(245)	—	(508)	(116)	(24,589)
Sale of properties	(26,192)	(9,977)	—	—	—	(5,003)	(41,172)

Balance December 31, 2014	253,393	25,115	1,558	—	2,141	—	282,207

(1)	2014 includes proved reserves of 519 Mbbls attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

	Natural Gas
	(Millions of cubic feet)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2011	2,215,973	2,108,801	700,866	675,618	105,028	447,132	6,253,418
December 31, 2012	2,353,587	1,734,657	690,436	596,052	93,319	365,054	5,833,105
December 31, 2013	2,005,966	1,294,420	621,825	626,543	88,177	289,133	4,926,064
December 31, 2014	1,616,504	990,145	637,187	640,265	87,259	—	3,971,360
Proved undeveloped reserves:
December 31, 2011	760,238	1,438,710	282,100	893,966	3,414	90,427	3,468,855
December 31, 2012	832,320	403,227	205,055	1,074,018	18,985	97,496	2,631,101
December 31, 2013	667,160	439,037	190,355	975,224	18,988	121,584	2,412,348
December 31, 2014	580,299	527,623	171,696	964,554	23,228	—	2,267,400
Total proved reserves:
Balance December 31, 2011	2,976,211	3,547,511	982,966	1,569,584	108,442	537,559	9,722,273
Extensions, discoveries and other additions	365,863	252,130	55,967	176,969	16,397	2,623	869,949
Purchase of minerals in-place	313,885	2,503	—	1,745	8,494	—	326,627
Revisions of previous estimates	(156,840)	(1,443,989)	(13,974)	101	—	496	(1,614,206)
Production	(312,600)	(219,849)	(129,468)	(78,329)	(21,029)	(78,128)	(839,403)
Sale of properties	(612)	(422)	—	—	—	—	(1,034)

Balance December 31, 2012	3,185,907	2,137,884	895,491	1,670,070	112,304	462,550	8,464,206
Extensions, discoveries and other additions	306,721	359,493	44,382	13,351	2,750	16,515	743,212
Purchase of minerals in-place	855	—	—	—	10,680	—	11,535
Revisions of previous estimates	61,247	109,551	2,413	(101)	32	49	173,191
Production	(285,187)	(181,593)	(130,106)	(81,553)	(18,601)	(68,397)	(765,437)
Sale of properties	(596,417)	(691,878)	—	—	—	—	(1,288,295)

Balance December 31, 2013	2,673,126	1,733,457	812,180	1,601,767	107,165	410,717	7,338,412
Extensions, discoveries and other additions	203,318	383,077	125,899	81,156	23,803	—	817,253
Purchase of minerals in-place	21,337	—	—	—	—	—	21,337
Revisions of previous estimates	35,910	(12,626)	5,949	—	(54)	—	29,179
Production	(215,829)	(117,816)	(135,145)	(78,104)	(20,427)	(12,722)	(580,043)
Sale of properties	(521,059)	(468,324)	—	—	—	(397,995)	(1,387,378)

Balance December 31, 2014	2,196,803	1,517,768	808,883	1,604,819	110,487	—	6,238,760

(1)	2014 and 2013 include proved reserves of 270 Bcf and 271 Bcf, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

	Total Equivalent Reserves
	(Thousands barrels of oil equivalent)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2011	905,069	456,569	222,651	148,328	163,248	96,462	1,992,327
December 31, 2012	1,021,610	390,800	221,819	128,395	137,626	81,695	1,981,945
December 31, 2013	976,795	322,362	222,880	126,948	117,457	66,494	1,832,936
December 31, 2014	897,422	258,848	236,256	136,707	122,058	—	1,651,291
Proved undeveloped reserves:
December 31, 2011	385,013	307,724	69,212	181,214	33,493	20,871	997,527
December 31, 2012	402,677	150,113	51,464	213,811	31,563	20,106	869,734
December 31, 2013	370,566	139,509	48,028	199,240	32,633	23,504	813,480
December 31, 2014	336,670	155,028	43,446	186,534	23,301	—	744,979
Total proved reserves:
Balance December 31, 2011	1,290,082	764,293	291,863	329,542	196,741	117,333	2,989,854
Extensions, discoveries and other additions	217,598	68,612	45,516	35,772	3,325	1,570	372,393
Purchase of minerals in-place	68,486	614	—	567	3,790	—	73,457
Revisions of previous estimates	(38,172)	(247,811)	(6,007)	(49)	(7,258)	585	(298,712)
Production	(113,461)	(44,725)	(58,089)	(23,626)	(27,409)	(17,687)	(284,997)
Sale of properties	(246)	(70)	—	—	—	—	(316)

Balance December 31, 2012	1,424,287	540,913	273,283	342,206	169,189	101,801	2,851,679
Extensions, discoveries and other additions	253,578	74,107	51,135	4,764	2,001	3,751	389,336
Purchase of minerals in-place	273	—	5	—	5,698	—	5,976
Revisions of previous estimates	13,482	18,274	859	(135)	24	35	32,539
Production	(121,074)	(39,177)	(54,374)	(20,647)	(26,822)	(15,589)	(277,683)
Sale of properties	(223,185)	(132,246)	—	—	—	—	(355,431)

Balance December 31, 2013	1,347,361	461,871	270,908	326,188	150,090	89,998	2,646,416
Extensions, discoveries and other additions	138,413	74,666	60,877	17,780	21,354	5	313,095
Purchase of minerals in-place	21,712	—	—	—	—	—	21,712
Revisions of previous estimates	11,662	(2,800)	2,776	(216)	(18)	—	11,404
Production	(106,225)	(28,313)	(54,859)	(20,511)	(26,067)	(2,856)	(238,831)
Sale of properties	(178,831)	(91,548)	—	—	—	(87,147)	(357,526)

Balance December 31, 2014	1,234,092	413,876	279,702	323,241	145,359	—	2,396,270

(1)	2014 and 2013 include total proved reserves of 93 MMboe and 90 MMboe, respectively, attributable to a noncontrolling interest in Egypt.

During 2014, Apache added 22 MMboe of estimated proved reserves through purchases of minerals in-place. We sold 357 MMboe through several divestiture transactions, including all of our operations in Argentina and certain fields in Canada, the Anadarko basin, southern Louisiana, and the deepwater Gulf of Mexico. During 2014, Apache also added 313 MMboe from extensions, discoveries and other additions. In the U.S., the Company recorded 138 MMboe primarily associated with drilling successes in the Permian and Anadarko basins, which added 94 MMboe and 18 MMboe, respectively, and 22 MMboe from the Eagle Ford shale. In Canada, additions of 75 MMboe were primarily a result of drilling activity for liquids-rich gas targets in the Kaybob field area, horizontal drilling in our House Mountain waterflood units, extensions of the Glauconitic trend in our West

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

5 area and shallow oil drilling in Brownfield and Consort field areas. Egypt contributed 61 MMboe from exploration and appraisal activity in the West Kalabsha, Shushan, Khalda and Ras Kanayes concessions along with continued development of the Razzak, Abu Gharadig and Meghar fields. The Australia and North Sea regions contributed 39 MMboe from their combined drilling programs.

Approximately 9 percent of Apache’s year-end 2014 estimated proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons. These reserves are considered to be a lower tier of reserves than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. Additional capital may have to be spent to access these reserves. The capital and economic impact of production timing are reflected in this Note 14, under “Future Net Cash Flows.”

Future Net Cash Flows

Future cash inflows as of December 31, 2014 and 2013 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

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

	United States	Canada	Egypt(2)	Australia	North Sea	Argentina	Total(2)
	(In millions)
2014
Cash inflows	$73,859	$18,966	$16,802	$19,391	$13,916	$—	$142,934
Production costs	(25,875)	(7,537)	(2,924)	(4,105)	(7,121)	—	(47,562)
Development costs	(4,422)	(2,453)	(1,683)	(1,173)	(2,776)	—	(12,507)
Income tax expense	(10,657)	(1,070)	(4,091)	(3,202)	(2,445)	—	(21,465)

Net cash flows	32,905	7,906	8,104	10,911	1,574	—	61,400
10 percent discount rate	(17,639)	(3,983)	(2,099)	(5,875)	(146)	—	(29,742)

Discounted future net cash flows(1)	$15,266	$3,923	$6,005	$5,036	$1,428	$—	$31,658

2013
Cash inflows	$79,654	$19,260	$16,864	$20,637	$15,359	$2,824	$154,598
Production costs	(26,032)	(8,105)	(2,590)	(4,494)	(8,147)	(1,176)	(50,544)
Development costs	(4,834)	(2,458)	(1,899)	(2,283)	(3,284)	(397)	(15,155)
Income tax expense	(12,832)	(678)	(4,328)	(3,072)	(2,376)	(142)	(23,428)

Net cash flows	35,956	8,019	8,047	10,788	1,552	1,109	65,471
10 percent discount rate	(20,117)	(3,987)	(2,193)	(6,423)	85	(242)	(32,877)

Discounted future net cash flows(1)	$15,839	$4,032	$5,854	$4,365	$1,637	$867	$32,594

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

(1)	Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $43.0 billion and $45.4 billion as of December 31, 2014 and 2013, respectively.

(2)	Includes discounted future net cash flows of approximately $2.00 billion and $1.95 billion in 2014 and 2013, respectively, attributable to a noncontrolling interest in Egypt.

The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2014	2013	2012
	(In millions)
Sales, net of production costs	$(10,350)	$(12,271)	$(12,589)
Net change in prices and production costs	(1,029)	1,438	(1,941)
Discoveries and improved recovery, net of related costs	6,297	6,892	6,742
Change in future development costs	(1,136)	(2,017)	(935)
Previously estimated development costs incurred during the period	4,462	4,654	4,359
Revision of quantities	256	500	(4,065)
Purchases of minerals in-place	508	227	1,181
Accretion of discount	4,442	4,823	5,234
Change in income taxes	836	855	2,711
Sales of properties	(4,780)	(6,232)	(3)
Change in production rates and other	(442)	(828)	(2,088)

	$(936)	$(1,959)	$(1,394)

15.     SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
2014
Revenues and other	$3,675	$3,484	$3,740	$2,952	$13,851
Expenses(2)(3)	2,824	2,871	4,981	7,718	18,394

Net income (loss) from continuing operations including noncontrolling interest	851	613	(1,241)	(4,766)	(4,543)
Net loss from discontinued operations, net of tax	(517)	—	—	—	(517)

Net income (loss) including noncontrolling interest	$334	$613	$(1,241)	$(4,766)	$(5,060)

Net income (loss) attributable to common stock	$236	$505	$(1,330)	$(4,814)	$(5,403)

Basic net income (loss) per common share(1):
Net income (loss) from continuing operations	$1.92	$1.31	$(3.50)	$(12.78)	$(12.72)
Net loss from discontinued operations	(1.32)	—	—	—	(1.34)

Net income (loss) per share	$0.60	$1.31	$(3.50)	$(12.78)	$(14.06)

Diluted net income (loss) per common share(1):
Net income (loss) from continuing operations	$1.90	$1.31	$(3.50)	$(12.78)	$(12.72)
Net loss from discontinued operations	(1.30)	—	—	—	(1.34)

Net income (loss) per share	$0.60	$1.31	$(3.50)	$(12.78)	$(14.06)

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
2013
Revenues and other	$3,946	$4,268	$3,900	$3,446	$15,560
Expenses(2)	3,168	3,231	3,464	3,217	13,080

Net income from continuing operations including noncontrolling interest	778	1,037	436	229	2,480
Net income (loss) from discontinued operations, net of tax	(61)	(2)	(130)	1	(192)

Net income including noncontrolling interest	$717	$1,035	$306	$230	$2,288

Net income attributable to common stock	$698	$1,016	$300	$174	$2,188

Basic net income per common share(1):
Net income from continuing operations	$1.94	$2.60	$1.08	$0.43	$6.02
Net income (loss) from discontinued operations	(0.16)	(0.01)	(0.33)	0.01	(0.49)

Net income per share	$1.78	$2.59	$0.75	$0.44	$5.53

Diluted net income per common share(1):
Net income from continuing operations	$1.91	$2.54	$1.07	$0.43	$5.97
Net income (loss) from discontinued operations	(0.15)	—	(0.32)	—	(0.47)

Net income per share	$1.76	$2.54	$0.75	$0.43	$5.50

(1)

The sum of the individual quarterly net income per common share amounts may not agree with full-year net income per common share as each quarterly computation is based on the weighted-average number of common shares outstanding during that period.

(2)

In 2014, operating expenses include non-cash write-downs of the Company’s oil and gas properties totaling $3.1 billion, net of tax, in the U.S. and North Sea regions. In 2013, operating expenses include non-cash write-downs of the Company’s oil and gas properties totaling $541 million, net of tax, in the U.S. and North Sea regions and also the Company’s exit of operations in Kenya.

(3)

In the fourth quarter of 2014, operating expenses include non-cash asset impairments totaling $2.4 billion, including $1.3 billion for the impairment of goodwill, $1.0 billion for the impairment of assets held for sale, and other asset impairments.

16.     SUPPLEMENTAL GUARANTOR INFORMATION

In December 1999, Apache Finance Canada issued approximately $300 million of publicly-traded notes due in 2029, which are fully and unconditionally guaranteed by Apache. The following condensed consolidating financial statements are provided as an alternative to filing separate financial statements.

Apache Finance Canada is 100 percent owned by Apache Corporation. As such, these condensed consolidating financial statements should be read in conjunction with Apache’s consolidated financial statements and notes thereto, of which this note is an integral part.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated

	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$3,399	$—	$10,350	$—	$13,749
Equity in net income (loss) of affiliates	25	(209)	73	111	—
Derivative instrument losses, net	141	—	143	—	284
Other	54	55	(296)	5	(182)

	3,619	(154)	10,270	116	13,851

OPERATING EXPENSES:
Depreciation, depletion, and amortization	5,845	—	4,313	—	10,158
Asset retirement obligation accretion	31	—	150	—	181
Lease operating expenses	509	—	1,970	—	2,479
Gathering and transportation	58	—	215	—	273
Taxes other than income	206	—	472	—	678
Impairments	175	—	2,182	—	2,357
General and administrative	377	—	52	5	434
Acquisition, divestiture, and separation costs	67	—	—	—	67
Financing costs, net	158	(24)	(4)	—	130

	7,426	(24)	9,350	5	16,757

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,807)	(130)	920	111	(2,906)
Provision for income taxes	1,472	6	159	—	1,637

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(5,279)	(136)	761	111	(4,543)
Net loss from discontinued operations, net of tax	(127)	—	(390)	—	(517)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(5,406)	(136)	371	111	(5,060)
Net income attributable to noncontrolling interest	—	—	343	—	343

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(5,406)	$(136)	$28	$111	$(5,403)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(5,407)	$(136)	$28	$111	$(5,404)

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$4,585	$—	$11,326	$—	$15,911
Equity in net income (loss) of affiliates	2,313	17	36	(2,366)	—
Derivative instrument losses, net	(399)	—	—	—	(399)
Other	—	61	(9)	(4)	48

	6,499	78	11,353	(2,370)	15,560

OPERATING EXPENSES:
Depreciation, depletion, and amortization	2,250	—	4,039	—	6,289
Asset retirement obligation accretion	67	—	171	—	238
Lease operating expenses	939	—	1,925	—	2,864
Gathering and transportation	61	—	227	—	288
Taxes other than income	190	—	595	—	785
General and administrative	408	—	78	(4)	482
Acquisition, divestiture, and separation costs	33	—	—	—	33
Financing costs, net	97	5	75	—	177

	4,045	5	7,110	(4)	11,156

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,454	73	4,243	(2,366)	4,404
Provision for income taxes	222	20	1,682	—	1,924

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	2,232	53	2,561	(2,366)	2,480
Net income from discontinued operations, net of tax	—	—	(192)	—	(192)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	2,232	53	2,369	(2,366)	2,288
Preferred stock dividends	44	—	—	—	44
Net income attributable to noncontrolling interest	—	—	56	—	56

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$2,188	$53	$2,313	$(2,366)	$2,188

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$2,204	$53	$2,313	$(2,366)	$2,204

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$4,237	$—	$12,191	$—	$16,428
Equity in net income (loss) of affiliates	1,523	(737)	248	(1,034)	—
Other	(80)	69	151	(4)	136

	5,680	(668)	12,590	(1,038)	16,564

OPERATING EXPENSES:
Depreciation, depletion, and amortization	1,391	—	5,490	—	6,881
Asset retirement obligation accretion	76	—	152	—	228
Lease operating expenses	957	—	1,827	—	2,784
Gathering and transportation	51	—	244	—	295
Taxes other than income	185	—	633	—	818
General and administrative	425	—	94	(4)	515
Acquisition, divestiture, and separation costs	25	—	6	—	31
Financing costs, net	94	(20)	98	—	172

	3,204	(20)	8,544	(4)	11,724

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,476	(648)	4,046	(1,034)	4,840
Provision (benefit) for income taxes	475	(159)	2,537	—	2,853

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	2,001	(489)	1,509	(1,034)	1,987
Net income from discontinued operations, net of tax	—	—	14	—	14

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	2,001	(489)	1,523	(1,034)	2,001
Preferred stock dividends	76	—	—	—	76

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,925	$(489)	$1,523	$(1,034)	$1,925

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,803	$(489)	$1,523	$(1,034)	$1,803

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	$6,691	$17	$1,671	$—	$8,379
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	82	—	82

CASH PROVIDED BY OPERATING ACTIVITIES	6,691	17	1,753	—	8,461
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(9,706)	—	(15)	—	(9,721)
Additions to gas gathering, transmission, and processing facilities	49	—	(1,208)	—	(1,159)
Proceeds from sale of Deepwater Gulf of Mexico assets	1,360	—	—	—	1,360
Proceeds from sale of Anadarko Basin and Southern Louisiana assets	1,262	—	—	—	1,262
Leasehold and property acquisitions	(1,087)	—	(405)	—	(1,492)
Proceeds from sale of oil and gas properties	15	—	455	—	470
Investment in subsidiaries, net	2,168	—	—	(2,168)	—
Other	(278)	—	6	—	(272)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(6,217)	—	(1,167)	(2,168)	(9,552)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	748	—	748

NET CASH USED IN INVESTING ACTIVITIES	(6,217)	—	(419)	(2,168)	(8,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	1,570	—	(2)	—	1,568
Intercompany borrowings	—	8	(2,188)	2,180	—
Dividends paid	(365)	—	—	—	(365)
Distributions to noncontrolling interest	—	—	(140)	—	(140)
Treasury stock activity, net	(1,864)	—	—	—	(1,864)
Other	(5)	(28)	94	(12)	49

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(664)	(20)	(2,236)	2,168	(752)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(42)	—	(42)

NET CASH USED IN FINANCING ACTIVITIES	(664)	(20)	(2,278)	2,168	(794)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(190)	(3)	(944)	—	(1,137)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155	3	1,748	—	1,906

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(35)	$—	$804	$—	$769

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	$1,421	$315	$7,867	$—	$9,603
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	232	—	232

CASH PROVIDED BY OPERATING ACTIVITIES	1,421	315	8,099	—	9,835
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(4,096)	—	(5,516)	—	(9,612)
Additions to gas gathering, transmission, and processing facilities	(124)	—	(1,066)	—	(1,190)
Proceeds from divestiture of Gulf of Mexico Shelf properties	3,702	—	—	—	3,702
Leasehold and property acquisitions	(195)	—	(224)	—	(419)
Proceeds from Kitimat LNG transaction, net	—	—	396	—	396
Proceeds from sale of oil and gas properties	—	—	307	—	307
Other	(58)	—	(32)	—	(90)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(771)	—	(6,135)	—	(6,906)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(210)	—	(210)

NET CASH USED IN INVESTING ACTIVITIES	(771)	—	(6,345)	—	(7,116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	(501)	—	(8)	—	(509)
Intercompany borrowings	3,056	1	(3,057)	—	—
Payments on fixed rate debt	(1,722)	(350)	—	—	(2,072)
Dividends paid	(360)	—	—	—	(360)
Proceeds from sale of noncontrolling interest	—	—	2,948	—	2,948
Shares repurchased	(997)	—	—	—	(997)
Other	29	37	(45)	—	21

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(495)	(312)	(162)	—	(969)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(4)	—	(4)

NET CASH USED IN FINANCING ACTIVITIES	(495)	(312)	(166)	—	(973)
NET INCREASE IN CASH AND CASH EQUIVALENTS	155	3	1,588	—	1,746
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	160	—	160

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$155	$3	$1,748	$—	$1,906

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$2,357	$(40)	$5,964	$—	$8,281
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	223	—	223

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,357	(40)	6,187	—	8,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(2,308)	—	(5,120)	—	(7,428)
Additions to gas gathering, transmission, and processing facilities	(48)	—	(685)	—	(733)
Acquisition of Cordillera	(2,666)	—	—	—	(2,666)
Equity investment in Yara Pilbara Holdings Pty Limited	—	—	(439)	—	(439)
Leasehold and property acquisitions	(1,071)	—	(232)	—	(1,303)
Proceeds from sale of oil and gas properties	25	—	2	—	27
Investment in subsidiaries, net	(657)	—	—	657	—
Other	(450)	—	(105)	—	(555)

NET CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES	(7,175)	—	(6,579)	657	(13,097)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(327)	—	(327)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,175)	—	(6,906)	657	(13,424)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	502	—	9	—	511
Intercompany borrowings	—	—	697	(697)	—
Fixed rate debt borrowings	4,978	—	—	—	4,978
Payments on fixed rate debt	(400)	—	—	—	(400)
Dividends paid	(332)	—	—	—	(332)
Other	29	35	(114)	40	(10)

NET CASH PROVIDED BY (USED IN)
CONTINUING FINANCING ACTIVITIES	4,777	35	592	(657)	4,747
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	38	—	38

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,777	35	630	(657)	4,785
NET DECREASE IN CASH AND CASH EQUIVALENTS	(41)	(5)	(89)	—	(135)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41	5	249	—	295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$160	$—	$160

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267	$—	$502	$—	$769
Receivables, net of allowance	837	—	1,187	—	2,024
Inventories	24	—	684	—	708
Drilling advances	34	1	353	—	388
Assets held for sale	—	—	1,628	—	1,628
Deferred tax asset	612	—	157	—	769
Prepaid assets and other	32	—	97	—	129
Intercompany receivable	4,939	—	—	(4,939)	—

	6,745	1	4,608	(4,939)	6,415

PROPERTY AND EQUIPMENT, NET	13,940	—	34,136	—	48,076

OTHER ASSETS:
Intercompany receivable	—	—	608	(608)	—
Equity in affiliates	25,791	869	444	(27,104)	—
Goodwill, net	—	—	87	—	87
Deferred charges and other	175	1,002	1,197	(1,000)	1,374

	$46,651	$1,872	$41,080	$(33,651)	$55,952

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$748	$10	$452	$—	$1,210
Asset retirement obligation	28	—	9	—	37
Other current liabilities	1,014	1	1,402	—	2,417
Intercompany payable	—	—	4,939	(4,939)	—

	1,790	11	6,802	(4,939)	3,664

LONG-TERM DEBT	10,947	298	—	—	11,245

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	608	—	—	(608)	—
Income taxes	5,076	—	4,423	—	9,499
Asset retirement obligation	211	—	2,837	—	3,048
Other	2,082	250	(973)	(1,000)	359

	7,977	250	6,287	(1,608)	12,906

COMMITMENTS AND CONTINGENCIES APACHE SHAREHOLDERS’ EQUITY	25,937	1,313	25,791	(27,104)	25,937
Noncontrolling interest	—	—	2,200	—	2,200

TOTAL EQUITY	25,937	1,313	27,991	(27,104)	28,137

	$46,651	$1,872	$41,080	$(33,651)	$55,952

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155	$3	$1,748	$—	$1,906
Receivables, net of allowance	1,043	—	1,909	—	2,952
Inventories	48	—	843	—	891
Drilling advances	49	—	322	—	371
Deferred tax asset	68	—	66	—	134
Prepaid assets and other	32	—	80	—	112
Intercompany receivable	5,357	—	—	(5,357)	—

	6,752	3	4,968	(5,357)	6,366

PROPERTY AND EQUIPMENT, NET	16,092	—	36,329	—	52,421

OTHER ASSETS:
Intercompany receivable	1,572	—	—	(1,572)	—
Equity in affiliates	24,743	1,155	449	(26,347)	—
Goodwill, net	173	—	1,196	—	1,369
Deferred charges and other	166	1,006	1,309	(1,000)	1,481

	$49,498	$2,164	$44,251	$(34,276)	$61,637

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$956	$2	$658	$—	$1,616
Current debt	—	—	53	—	53
Asset retirement obligation	115	—	6	—	121
Derivative instruments	299	—	—	—	299
Other current liabilities	896	10	1,705	—	2,611
Intercompany payable	—	—	5,357	(5,357)	—

	2,266	12	7,779	(5,357)	4,700

LONG-TERM DEBT	9,374	298	—	—	9,672

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	—	—	1,572	(1,572)	—
Income taxes	3,586	—	4,778	—	8,364
Asset retirement obligation	430	—	2,671	—	3,101
Other	446	250	711	(1,000)	407

	4,462	250	9,732	(2,572)	11,872

COMMITMENTS AND CONTINGENCIES APACHE SHAREHOLDERS’ EQUITY	33,396	1,604	24,743	(26,347)	33,396
Noncontrolling interest	—	—	1,997	—	1,997

TOTAL EQUITY	33,396	1,604	26,740	(26,347)	35,393

	$49,498	$2,164	$44,251	$(34,276)	$61,637

Board of Directors	Officers

G. Steven Farris

Chairman of the Board, Apache Corporation

Annell R. Bay(2)

Former Vice President — Global Exploration

Marathon Oil Corporation

A.D. Frazier, Jr.(3)(4)

President, Georgia Oak Partners

Chansoo Joung(1)(2)

Consultant and Former Partner,

Warburg Pincus LLC

George D. Lawrence(3)

Private Investor; Former Chief Executive Officer,

The Phoenix Resource Companies, Inc.

John E. Lowe(3)(4)

Former Executive Vice President,

ConocoPhillips

William C. Montgomery(2)(3)

Managing Director, Quantum Energy Partners

Amy H. Nelson(1)

President and Founder, Greenridge Advisors, LLC

Rodman D. Patton(1)

Former Managing Director,

Merrill Lynch Energy Group

Charles J. Pitman(2)(4)

Former Regional President — Middle East/

Caspian/Egypt/India, BP Amoco plc

Peter A. Ragauss (1)

Former Senior Vice President and Chief Financial Officer

Baker Hughes Incorporated

John J. Christmann

Chief Executive Officer and President

Thomas E. Voytovich

Executive Vice President and Chief Operating Officer —International

Michael S. Bahorich

Executive Vice President and Chief Technology Officer

Rodney J. Eichler

Executive Advisor to the Chairman;

Chief Executive Officer — Kitimat LNG

Margery M. Harris

Executive Vice President — Human Resources

P. Anthony Lannie

Executive Vice President, General Counsel and

Chief Financial Officer

W. Kregg Olson

Executive Vice President — Corporate Reservoir Engineering

Stephen J. Riney

Executive Vice President

Matthew W. Dundrea

Senior Vice President — Treasury and Administration

Rebecca A. Hoyt

Senior Vice President — Chief Accounting Officer and Controller

Janine J. McArdle

Senior Vice President — Gas Monetization

Jon W. Sauer

Senior Vice President — Tax

Sarah B. Teslik

Senior Vice President — Communications, Public Affairs and Governance

Gary T. Clark

Vice President — Investor Relations

Jon A. Graham

Vice President — Health, Safety, Security and Environment

Rodney A. Gryder

Vice President — Audit

Aaron S.G. Merrick

Vice President — Information Technology

Urban F. O’Brien

Vice President — Government Affairs

Cheri L. Peper

Corporate Secretary

(1)	Audit Committee

(2)	Corporate Governance and Nominating Committee

(3)	Management Development and Compensation Committee

(4)	Stock Plan Committee

Shareholder Information

Stock Data

	Price Range		Dividends per Share
	High	Low	Declared	Paid
2014
First Quarter	$87.91	$77.31	$0.25	$0.20
Second Quarter	102.34	81.87	0.25	0.25
Third Quarter	104.57	92.84	0.25	0.25
Fourth Quarter	93.87	54.34	0.25	0.25
2013
First Quarter	$86.35	$72.20	$0.20	$0.17
Second Quarter	87.57	67.91	0.20	0.20
Third Quarter	89.17	75.07	0.20	0.20
Fourth Quarter	94.84	84.15	0.20	0.20

The Company has paid cash dividends on its common stock for 50 consecutive years through December 31, 2014. Future dividend payments will depend upon the Company’s level of earnings, financial requirements and other relevant factors.

Apache common stock is listed on the New York and Chicago stock exchanges and the NASDAQ National Market (symbol APA). At December 31, 2014, the Company’s shares of common stock outstanding were held by approximately 4,700 shareholders of record and 321,000 beneficial owners. Also listed on the New York Stock Exchange are Apache Finance Canada’s 7.75% notes, due 2029 (symbol APA/29).

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

Annual Meeting

Apache will hold its annual meeting of shareholders on Thursday, May 14, 2015, at 10:00 a.m. in the Ballroom, Hilton Houston Post Oak, 2001 Post Oak Boulevard, Houston, Texas. Apache plans to web cast the annual meeting live; connect through the Apache web site: www.apachecorp.com

Stock Held in “Street Name”

The Company maintains a direct mailing list to ensure that shareholders with stock held in brokerage accounts receive information on a timely basis. Shareholders wanting to be added to this list should direct their requests to Apache’s Public and International Affairs Department, 2000 Post Oak Boulevard, Suite 100, Houston, Texas, 77056-4400 or by registering on Apache’s web site: www.apachecorp.com

Form 10-K Request

Shareholders and other persons interested in obtaining, without cost, a copy of the Company’s Form 10-K filed with the Securities and Exchange Commission may do so by writing to Cheri L. Peper, Corporate Secretary, 2000 Post Oak Boulevard, Suite 100, Houston, Texas, 77056-4400.

Investor Relations

Shareholders, brokers, securities analysts, or portfolio managers seeking information about the Company are welcome to contact Gary T. Clark., Vice President of Investor Relations, at (281) 302-2286.

Members of the news media and others seeking information about the Company should contact Apache’s Public and International Affairs Department at (713) 296-7189.

Web site: www.apachecorp.com

INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION

2.1	–	Purchase and Sale Agreement by and between BP America Production Company and ZPZ Delaware I LLC dated July 20, 2010 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.2	–	Partnership Interest and Share Purchase and Sale Agreement by and between BP Canada Energy and Apache Canada Ltd. dated July 20, 2010 (incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

2.3	–	Purchase and Sale Agreement by and among BP Egypt Company, BP Exploration (Delta) Limited and ZPZ Egypt Corporation LDC dated July 20, 2010 (incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K/A, dated July 20, 2010, filed on July 21, 2010, SEC File No. 001-4300) (the exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

3.1	–	Restated Certificate of Incorporation of Registrant, dated September 19, 2013, as filed with the Secretary of State of Delaware on September 19, 2013 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed September 20, 2013, SEC File No. 001-4300).

3.2	–	Bylaws of Registrant, as amended February 19, 2015 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 23, 2015, SEC File No. 001-4300).

4.1	–	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

4.2	–	Form of 3.625% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.3	–	Form of 5.250% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.4	–	Form of 5.100% Notes due 2040 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated August 17, 2010, filed on August 20, 2010, SEC File No. 001-4300).

4.5	–	Form of 1.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.6	–	Form of 3.25% Note due 2022 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.7	–	Form of 4.75% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.8	–	Form of 2.625% Notes due 2023 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

4.9	–	Form of 4.250% Notes due 2044 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

4.10	–	Rights Agreement, dated January 31, 1996, between Registrant and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.), rights agent, relating to the declaration of a rights dividend to Registrant’s common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant’s Registration Statement on Form 8-A, dated January 24, 1996, SEC File No. 001-4300).

4.11	–	Amendment No. 1, dated as of January 31, 2006, to the Rights Agreement dated as of January 31, 1996 between Registrant and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 4.4 to Registrant’s Amendment No. 1 to Registration Statement on Form 8-A, dated January 31, 2006, SEC File No. 001-4300).

4.12	–	Amendment No. 2, dated March 10, 2014, to the Rights Agreement by and between Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Registrant’s Registration Statement on Form 8-A, filed March 10, 2014, SEC File No. 001-4300).

4.13	–	Senior Indenture, dated February 15, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank), formerly known as The Chase Manhattan Bank, as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).

4.14	–	First Supplemental Indenture to the Senior Indenture, dated as of November 5, 1996, between Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as trustee, governing the senior debt securities and guarantees (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-3, dated May 23, 2003, Reg. No. 333-105536).

4.15	–	Form of Indenture among Apache Finance Pty Ltd, Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1997, Reg. No. 333-339973).

4.16	–	Form of Indenture among Registrant, Apache Finance Canada Corporation and The Bank of New York Mellon Trust Company, N.A. (formerly known as the Bank of New York Trust Company, N.A., as successor-in-interest to The Chase Manhattan Bank), as trustee, governing the debt securities and guarantees (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant’s Registration Statement on Form S-3, dated November 12, 1999, Reg. No. 333-90147).

4.17	–	Deposit Agreement, dated as of July 28, 2010, between Registrants and Wells Fargo Bank, N.A., as depositary, on behalf of all holders from time to time of the receipts issued there under (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).

4.18	–	Form of Depositary Receipt for the Depositary Shares (incorporated by reference to Exhibit A to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated July 22, 2010, filed on July 28, 2010, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

4.19	–	Senior Indenture, dated May 19, 2011, between Registrant and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Corporation (incorporated by reference to Exhibit 4.14 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.20	–	Senior Indenture, dated May 19, 2011, among Apache Finance Pty Ltd, Apache Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Finance Pty Ltd and the related guarantees (incorporated by reference to Exhibit 4.16 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.21	–	Senior Indenture, dated May 19, 2011, among Apache Finance Canada Corporation, Apache Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Finance Corporation and the related guarantees (incorporated by reference to Exhibit 4.20 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.22	–	Form of Apache Corporation November 10, 2010 First Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.23	–	Form of Apache Corporation November 10, 2010 Second Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.24	–	Form of Apache Corporation November 10, 2010 Non-Statutory Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

10.1	–	Credit Agreement, dated August 12, 2011, among Registrant, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Citibank, N.A., Bank of America, N.A., and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 18, 2011, SEC File No. 001-4300).

10.2	–	First Amendment to Credit Agreement, dated as of July 17, 2013, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto, amending Credit Agreement, dated as of August 12, 2011, among the same parties (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, SEC File No. 001-4300).

10.3	–	Credit Agreement, dated as of June 4, 2012, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300).

10.4	–	Credit Agreement, dated as of June 4, 2012, among Apache Canada Ltd., the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Royal Bank of Canada, as Canadian Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300).

EXHIBIT NO.		DESCRIPTION

10.5	–	Syndicated Facility Agreement, dated as of June 4, 2012, among Apache Energy Limited (ACN 009 301 964), the lenders party thereto, JPMorgan Chase Bank, N.A., as Global Administrative Agent, Citisecurities Limited (ABN 51 008 489 610), as Australian Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Global Syndication Agents, and The Royal Bank of Scotland plc and Royal Bank of Canada, as Global Documentation Agents (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 7, 2012, SEC File No. 001-04300).

10.6	–	Credit Agreement, dated December 11, 2014, among Registrant, the lenders party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, and The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 15, 2014, SEC File No. 001-4300).

†10.7	–	Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers’ Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

†10.8	–	First Amendment to Apache Corporation Corporate Incentive Compensation Plan A, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.9	–	Apache Corporation Corporate Incentive Compensation Plan B (Strategic Objectives Format), dated July 16, 1998 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

†10.10	–	First Amendment to Apache Corporation Corporate Incentive Compensation Plan B, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.11	–	Apache Corporation 401(k) Savings Plan, as amended and restated, dated May 14, 2013, effective May 1, 2013 (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.12	–	Amendment to Apache Corporation 401(k) Savings Plan, dated October 25, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, SEC File No. 001-4300).

†10.13	–	Amendment to Apache Corporation 401(k) Savings Plan, dated April 17, 2014 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300.)

†10.14	–	Amendment to Apache Corporation 401(k) Savings Plan, dated May 16, 2014 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.15	–	Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated July 14, 2010, except as otherwise specified (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

†10.16	–	Amendment to Apache Corporation Non-Qualified Retirement/Savings Plan of Apache Corporation, dated December 19, 2011, effective January 1, 2012 (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report Form 10-K for year ended December 31, 2011, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.17	–	Amendment to Non-Qualified Retirement/Savings Plan of Apache Corporation, dated November 8, 2012, effective January 1, 2013 (incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2012, SEC File No. 001-4300).

†10.18	–	Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated, dated July 16, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.19	–	Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, dated November 7, 2011, effective January 1, 2012 (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, dated December 21, 2011, Reg. No. 333-178672).

†10.20	–	Amendment to Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, dated November 8, 2012, effective January 1, 2013 (incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2012, SEC File No. 001-4300).

†10.21	–	Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, as amended and restated, dated July 16, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300)

†10.22	–	Apache Corporation 2011 Omnibus Equity Compensation Plan, as amended and restated February 3, 2014 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.23	–	Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated May 4, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.24	–	Apache Corporation 2000 Stock Option Plan, as amended and restated May 5, 2011 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.25	–	Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2013, SEC File No. 001-4300).

†10.26	–	Apache Corporation 2005 Stock Option Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2013, Commission File No. 001-4300).

†10.27	–	Apache Corporation Income Continuance Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

†10.28	–	Apache Corporation Deferred Delivery Plan, as amended and restated November 11, 2013 (incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.29	–	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated February 6, 2013 (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.30	–	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated July 16, 2014, effective July 1, 2014 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.31	–	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated February 6, 2013 (incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 001-4300).

†10.32	–	Apache Corporation Outside Directors’ Retirement Plan, as amended and restated July 16, 2014, effective June 30, 2014 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.33	–	Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007, SEC File No. 001-4300).

†10.34	–	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, dated May 5, 2011, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.35	–	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program Specifications, as amended and restated May 15, 2013, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.36	–	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program, as amended and restated July 16, 2014, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.37	–	Apache Corporation Outside Directors’ Deferral Program, effective July 16, 2014, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.38	–	Employment Agreement between Registrant and G. Steven Farris, dated June 6, 1988, and First Amendment, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

*†10.39	–	Retirement Agreement, dated January 19, 2015, between Registrant and G. Steven Farris.

†10.40	–	Employee Release and Settlement Agreement, dated February 11, 2014, between Registrant and Roger B. Plank (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

†10.41	–	Employee Release and Settlement Agreement, effective August 31, 2014, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300.)

†10.42	–	Employee Resignation Agreement, effective October 13, 2014, between Registrant and Alfonso Leon (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300.)

EXHIBIT NO.		DESCRIPTION

†10.43	–	Restricted Stock Unit Award Agreement, dated May 8, 2008, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008, SEC File No. 001-4300).

†10.44	–	Form of Restricted Stock Unit Award Agreement, dated February 12, 2009, between Registrant and each of Rodney J. Eichler and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 12, 2009, filed February 18, 2009, SEC File No. 001-4300).

†10.45	–	Form of Restricted Stock Unit Award Agreement, dated November 18, 2009, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.46	–	Form of Restricted Stock Unit Grant Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.47	–	Form of Stock Option Award Agreement, dated May 6, 2009, between Registrant and each of G. Steven Farris, Roger B. Plank, Rodney J. Eichler, and Michael S. Bahorich (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.48	–	Form of 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.49	–	Form of First Amendment, effective May 5, 2010, to 2010 Performance Program Agreement, dated January 15, 2010, between Registrant and each of G. Steven Farris, Rodney J. Eichler, and Roger B. Plank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 11, 2010, SEC File No. 001-4300).

†10.50	–	Form of Restricted Stock Unit Award Agreement, dated January 15, 2010, between Registrant and each of Rodney J. Eichler and Roger B. Plank (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.51	–	Form of 2011 Performance Program Agreement, dated January 7, 2011, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, Michael S. Bahorich, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2011, SEC File No. 001-4300).

†10.52	–	Restricted Stock Unit Award Agreement, dated February 9, 2011, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2011, SEC File No. 001-4300).

†10.53	–	Form of 2012 Performance Program Agreement, dated January 11, 2012, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, P. Anthony Lannie, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2012, SEC File No. 001-4300).

†10.54	–	Form of 2013 Performance Program Agreement, dated January 9, 2013, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 11, 2013, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION

†10.55	–	Form of 2014 Performance Agreement (Total Shareholder Return), dated January 9, 2014, between Registrant and each of G. Steven Farris, Rodney J. Eichler, Roger B. Plank, P. Anthony Lannie, and Thomas P. Chambers (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.56	–	Form of 2014 Performance Agreement (Business Performance), dated February 3, 2014, between Registrant and each of G. Steven Farris, Roger B. Plank, Rodney J. Eichler, P. Anthony Lannie, and Thomas P. Chambers (incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.57	–	Amendments of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), dated February 13, 2014, between Registrant and Roger B. Plank (incorporated by reference to Exhibits 10.3 and 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

†10.58	–	Amendment to Restricted Stock Unit Awards, dated February 13, 2014, between Registrant and Roger B. Plank (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

†10.59	–	Amendment of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), effective August 31, 2014, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.60	–	Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), effective August 31, 2014, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.61	–	Amendment of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), effective October 9, 2014, between Registrant and Alfonso Leon (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.62	–	Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), effective October 9, 2014, between Registrant and Alfonso Leon (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

*†10.63	–	Amendment of Stock Option Grants (2011 Omnibus Equity Compensation Plan), dated January 20, 2015, between Registrant and G. Steven Farris.

*†10.64	–	Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), dated January 20, 2015, between Registrant and G. Steven Farris.

*†10.65	–	Amendment of 2014 Performance Program (Business Performance) Award (2011 Omnibus Compensation Plan), dated January 20, 2015, between Registrant and G. Steven Farris.

*12.1	–	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

*14.1	–	Code of Business Conduct dated January 20, 2014.

*21.1	–	Subsidiaries of Registrant

*23.1	–	Consent of Ernst & Young LLP

EXHIBIT NO.		DESCRIPTION

*23.2	–	Consent of Ryder Scott Company L.P., Petroleum Consultants

*24.1	–	Power of Attorney (included as a part of the signature pages to this report)

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*99.1	–	Report of Ryder Scott Company L.P., Petroleum Consultants

*101.INS	–	XBRL Instance Document.

*101.SCH	–	XBRL Taxonomy Schema Document.

*101.CAL	–	XBRL Calculation Linkbase Document.

*101.LAB	–	XBRL Label Linkbase Document.

*101.PRE	–	XBRL Presentation Linkbase Document.

*101.DEF	–	XBRL Definition Linkbase Document.

*	Filed herewith.
†	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.

NOTE: Debt instruments of the Registrant defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of the Registrant’s consolidated assets have been omitted and will be provided to the Commission upon request.

