Form 10-Q
period 2015-03-31
APACHE CORP
filed 2015-05-08
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2015	377,094,714

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited)

	For The Quarter Ended March 31,
	2015	2014
	(In millions, except per share data)
REVENUES AND OTHER:
Oil and gas production revenues:
Oil revenues	$1,362	$2,815
Gas revenues	387	646
Natural gas liquids revenues	57	186

	1,806	3,647
Other	12	28

	1,818	3,675

OPERATING EXPENSES:
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	1,089	1,109
Additional	7,220	—
Other assets	98	97
Asset retirement obligation accretion	44	44
Lease operating expenses	538	597
Gathering and transportation	56	70
Taxes other than income	84	181
General and administrative	79	103
Acquisition, divestiture, and separation costs	54	18
Financing costs, net	46	27

	9,308	2,246

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,490)	1,429
Current income tax provision	44	416
Deferred income tax provision (benefit)	(2,898)	162

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(4,636)	851
Net income (loss) from discontinued operations, net of tax	—	(517)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(4,636)	334
Net income attributable to noncontrolling interest	15	98

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(4,651)	$236

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income (loss) from continuing operations attributable to common shareholders	$(4,651)	$753
Net income (loss) from discontinued operations	—	(517)

Net income (loss) attributable to common shareholders	$(4,651)	$236

BASIC NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) from continuing operations per share	$(12.34)	$1.92
Basic net income (loss) from discontinued operations per share	—	(1.32)

Basic net income (loss) per share	$(12.34)	$0.60

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Diluted net income (loss) from continuing operations per share	$(12.34)	$1.90
Diluted net income (loss) from discontinued operations per share	—	(1.30)

Diluted net income (loss) per share	$(12.34)	$0.60

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	377	394
Diluted	377	396
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.25

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

(Unaudited)

	For The Quarter Ended March 31,
	2015	2014
	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	$(4,636)	$334
OTHER COMPREHENSIVE INCOME (LOSS):
Commodity cash flow hedge activity, net of tax:
Change in fair value of derivative instruments	—	(1)

	—	(1)

COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(4,636)	333
Comprehensive income attributable to noncontrolling interest	15	98

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(4,651)	$235

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For The Quarter Ended March 31,
	2015	2014
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$(4,636)	$334
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	517
Depreciation, depletion, and amortization	8,407	1,206
Asset retirement obligation accretion	44	44
Provision for (benefit from) deferred income taxes	(2,898)	162
Other	(17)	(41)
Changes in operating assets and liabilities:
Receivables	257	389
Inventories	48	85
Drilling advances	(85)	37
Deferred charges and other	(102)	(74)
Accounts payable	(199)	(170)
Accrued expenses	(199)	(286)
Deferred credits and noncurrent liabilities	30	8

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	650	2,211
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	82

NET CASH PROVIDED BY OPERATING ACTIVITIES	650	2,293
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,768)	(2,318)
Leasehold and property acquisitions	(92)	(44)
Additions to gas gathering, transmission, and processing facilities	(223)	(344)
Other, net	(35)	9

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(2,118)	(2,697)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	748

NET CASH USED IN INVESTING ACTIVITIES	(2,118)	(1,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	1,028	(2)
Distributions to noncontrolling interest	(21)	—
Dividends paid	(94)	(79)
Treasury stock activity, net	—	(484)
Other	15	—

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	928	(565)
NET CASH USED IN DISCONTINUED OPERATIONS	—	(42)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	928	(607)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(540)	(263)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	769	1,906

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$229	$1,643

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$89	$70
Income taxes paid, net of refunds	142	491

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2015	December 31, 2014
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$229	$769
Receivables, net of allowance	1,767	2,024
Inventories	666	708
Drilling advances	468	388
Assets held for sale	1,804	1,628
Deferred tax asset	769	769
Prepaid assets and other	203	129

	5,906	6,415

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	91,634	89,852
Unproved properties and properties under development, not being amortized	6,753	7,014
Gathering, transmission and processing facilities	5,472	5,440
Other	1,161	1,152

	105,020	103,458
Less: Accumulated depreciation, depletion and amortization	(63,790)	(55,382)

	41,230	48,076

OTHER ASSETS:
Goodwill	87	87
Deferred charges and other	1,427	1,374

	$48,650	$55,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,010	$1,210
Current debt	2,598	—
Current asset retirement obligation	47	37
Other current liabilities	1,838	2,417

	5,493	3,664

LONG-TERM DEBT	9,675	11,245

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	6,611	9,499
Asset retirement obligation	3,094	3,048
Other	372	359

	10,077	12,906

COMMITMENTS AND CONTINGENCIES (Note 7)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 410,110,362 and 409,706,347 shares issued, respectively	256	256
Paid-in capital	12,456	12,438
Retained earnings	11,504	16,249
Treasury stock, at cost, 33,192,567 and 33,201,455 shares, respectively	(2,889)	(2,890)
Accumulated other comprehensive loss	(116)	(116)

APACHE SHAREHOLDERS’ EQUITY	21,211	25,937
Noncontrolling interest	2,194	2,200

TOTAL EQUITY	23,405	28,137

	$48,650	$55,952

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CHANGES IN EQUITY

(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	APACHE SHAREHOLDERS’ EQUITY	Non Controlling Interest	TOTAL EQUITY
BALANCE AT DECEMBER 31, 2013	$255	$12,251	$22,032	$(1,027)	$(115)	$33,396	$1,997	$35,393
Net income	—	—	236	—	—	236	98	334
Commodity hedges, net of tax	—	—	—	—	(1)	(1)	—	(1)
Common dividends ($0.25 per share)	—	—	(98)	—	—	(98)	—	(98)
Common stock activity, net	—	33	—	—	—	33	—	33
Treasury stock activity, net	—	—	—	(484)	—	(484)	—	(484)

BALANCE AT MARCH 31, 2014	$255	$12,284	$22,170	$(1,511)	$(116)	$33,082	$2,095	$35,177

BALANCE AT DECEMBER 31, 2014	$256	$12,438	$16,249	$(2,890)	$(116)	$25,937	$2,200	$28,137
Net income (loss)	—	—	(4,651)	—	—	(4,651)	15	(4,636)
Distributions to noncontrolling interest	—	—	—	—	—	—	(21)	(21)
Common dividends ($0.25 per share)	—	—	(94)	—	—	(94)	—	(94)
Common stock activity, net	—	18	—	—	—	18	—	18
Treasury stock activity, net	—	—	—	1	—	1	—	1

BALANCE AT MARCH 31, 2015	$256	$12,456	$11,504	$(2,889)	$(116)	$21,211	$2,194	$23,405

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which contains a summary of the Company’s significant accounting policies and other disclosures.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2015, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates with regard to these financial statements include the fair value determination of acquired assets and liabilities and assets held for sale, the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom, assessing asset retirement obligations, and the estimate of income taxes. Actual results could differ from those estimates.

Oil and Gas Property

The Company follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, including salaries, benefits and other internal costs directly identified with these activities, and oil and gas property acquisitions are capitalized. The net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for designated cash flow hedges. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. For a discussion of the calculation of estimated future net cash flows, please refer to Note 14—Supplemental Oil and Gas Disclosures to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Additional depreciation, depletion and amortization” (DD&A) in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. In the first quarter of 2015, the Company recorded $5.2 billion ($3.4 billion net of tax), $1.4 billion ($1.0 billion net of tax), and $632 million ($316 million net of tax) in non-cash write-downs of the carrying value of the Company’s U.S., Canada, and North Sea proved oil and gas properties, respectively.

New Pronouncements Issued But Not Yet Adopted

On April 7, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, which simplifies the presentation of debt issuance costs. The new standard requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability, whereas they are currently being presented as a component of “deferred charges and other” on the balance sheet. The new standard creates consistency in the way debt issuance costs and debt discounts are presented on the balance sheet and better aligns U.S. GAAP with International Financial Reporting Standards (IFRS). ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company will apply the change retrospectively and does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09. The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The guidance requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, pending a one-year deferral currently under consideration. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company is currently evaluating the level of effort needed to implement the standard, the impact of adopting this standard on its consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

2. ACQUISITIONS AND DIVESTITURES

2015 Activity

LNG Projects Divestiture

In April 2015, Apache completed the previously disclosed sale of its interest in two LNG projects, Wheatstone LNG in Australia and Kitimat LNG in Canada, along with the associated upstream oil and gas assets, to Woodside Petroleum Limited (Woodside). Total proceeds for the sale were $3.7 billion, which includes reimbursement of Apache’s net expenditure in the Wheatstone and Kitimat LNG projects, changes in working capital and other contractual adjustments between the effective date, July 1, 2014, and closing.

As a result of the sale of these projects, the LNG facilities on Apache’s consolidated balance sheet and Apache’s investment in Pacific Trail Pipelines Limited Partnership qualify as held for sale as of March 31, 2015. A summary of the associated assets and liabilities classified as held for sale on our consolidated balance sheet as of March 31, 2015, and December 31, 2014, is detailed below:

	March 31, 2015			December 31, 2014
	Canada	Australia	Total	Canada	Australia	Total
	(In millions)
ASSETS
Current assets	$15	$—	$15	$30	$—	$30
GTP assets	229	1,459	1,688	200	1,297	1,497
Other long-term assets	101	—	101	101	—	101

Assets held for sale(1)	$345	$1,459	$1,804	$331	$1,297	$1,628

LIABILITIES
Current liabilities	$1	$—	$1	$12	$—	$12
Other long-term liabilities	6	—	6	7	—	7

Liabilities held for sale(1)	$7	$—	$7	$19	$—	$19

(1)	Assets held for sale are classified as current assets in the Consolidated Balance Sheet. Liabilities held for sale are recorded in “Other current liabilities” in the Consolidated Balance Sheet.

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

In the fourth quarter of 2014, Apache recognized an impairment loss on held for sale assets totaling $1.0 billion ($753 million net of tax). As the sale and purchase agreements provide for Apache’s net expenditures incurred in connection with these projects subsequent to the effective date to be reimbursed by Woodside, the Company has recorded no further loss during the first quarter of 2015.

The upstream oil and natural gas properties associated with this sale are not presented as held for sale pursuant to the rules governing full-cost accounting for oil and gas properties. Approximately $1.4 billion and $500 million of the sale proceeds have been allocated to the Australia and Canada upstream assets, respectively. Proceeds from the disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized in income. Upon closing the transaction in the second quarter of 2015, a loss of approximately $900 million ($600 million net of tax) will be recognized for the sale of the Australian upstream assets that represented approximately 50 percent of the region’s total reserves. Reserves divested in Canada were not a significant portion of the region total.

Australia Divestiture

On April 8, 2015, Apache Corporation announced an agreement to sell its Australian subsidiary Apache Energy Limited (AEL) to a consortium of private equity funds managed by Macquarie Capital Group Limited and Brookfield Asset Management Inc. for cash consideration of $2.1 billion. The Company estimates a loss of approximately $1 billion upon closing the transaction. The ultimate amount of loss will be determined by date of completion, impact of customary post-closing adjustments and finalization of various estimates. The transaction is expected to close mid-year 2015 and is subject to necessary government and regulatory approvals. The effective date of the sale is October 1, 2014.

Upon closing, Apache will have exited essentially all of the Company’s Australian operations. The associated results of operations for Australia and the loss on disposals will be classified as discontinued operations for all periods presented in subsequent SEC filings.

Leasehold Acquisitions

During the first quarter of 2015, Apache completed $92 million of leasehold acquisitions primarily in our North America onshore regions.

2014 Activity

Anadarko Basin and Southern Louisiana Divestitures

In December 2014, Apache completed the sale of certain Anadarko basin and non-core southern Louisiana oil and gas assets for approximately $1.3 billion in two separate transactions. In the Anadarko basin, Apache sold approximately 115,000 net acres in Wheeler County, Texas, and western Oklahoma. In southern Louisiana, Apache sold its working interest in approximately 90,000 net acres. The effective date of both of these transactions was October 1, 2014.

Gulf of Mexico Divestiture

On June 30, 2014, Apache completed the sale of non-operated interests in the Lucius and Heidelberg development projects and 11 primary-term deepwater exploration blocks in the Gulf of Mexico for $1.4 billion. The effective date of the transaction was May 1, 2014.

Canada Divestiture

On April 30, 2014, Apache completed the sale of producing oil and gas assets in the Deep Basin area of western Alberta and British Columbia, Canada, for $374 million. Apache sold primarily dry-gas producing properties comprising 328,400 net acres in the Ojay, Noel, and Wapiti areas. In the Wapiti area, Apache retained 100 percent of its working interest in horizons below the Cretaceous, including rights to the liquids-rich Montney and other deeper horizons. The effective date of the transaction was January 1, 2014.

Argentina Divestiture

On March 12, 2014, Apache’s subsidiaries completed the sale of all of the Company’s operations in Argentina to YPF Sociedad Anónima for cash consideration of $800 million plus the assumption of $52 million of bank debt as of June 30, 2013. The results of operations during 2014 related to Argentina have been classified as discontinued operations in this Quarterly Report on Form 10-Q. Sales and other operating revenues and the loss from discontinued operations related to the Argentina disposition were as follows:

	For the Quarter Ended March 31,
	2015	2014
	(In millions)
Revenues and other from discontinued operations	$—	$87

Loss from Argentina divestiture	—	(539)
Loss from operations in Argentina	—	(1)
Income tax benefit	—	23

Loss from discontinued operations, net of tax	$—	$(517)

Leasehold Acquisitions

During the first quarter of 2014, Apache completed $44 million of leasehold acquisitions primarily in our North America onshore regions.

3. OTHER CURRENT LIABILITIES

The following table provides detail of our other current liabilities:

	March 31, 2015	December 31, 2014
	(In millions)
Accrued operating expenses	$137	$163
Accrued exploration and development	1,194	1,606
Accrued compensation and benefits	127	204
Accrued interest	118	160
Accrued income taxes	27	54
Other	235	230

Total Other current liabilities	$1,838	$2,417

4. ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the three-month period ended March 31, 2015:

(In millions)
Asset retirement obligation at December 31, 2014	$3,085
Liabilities incurred	41
Liabilities settled	(58)
Accretion expense	44
Revisions in estimated liabilities	29

Asset retirement obligation at March 31, 2015	3,141
Less current portion	(47)

Asset retirement obligation, long-term	$3,094

5. DEBT AND FINANCING COSTS

The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Uncommitted bank lines	$21	$21	$—	$—
Commercial paper and committed bank facilities	2,577	2,577	1,570	1,570
Notes and debentures	9,675	10,658	9,675	9,944

Total Debt	$12,273	$13,256	$11,245	$11,514

The Company’s debt is recorded at the carrying amount, net of unamortized discount, on its consolidated balance sheet. The carrying amount of the Company’s commercial paper, committed bank facilities and uncommitted bank lines, and overdraft lines approximates fair value because the interest rates are variable and reflective of market rates. Apache uses a market approach to determine the fair value of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).

As of March 31, 2015, the Company had unsecured committed revolving credit facilities totaling $5.3 billion, of which $2.0 billion matures in December 2015, $1.0 billion matures in August 2016, and $2.3 billion matures in June 2018. Apache has $2.0 billion, $1.7 billion, and $1.0 billion U.S. facilities, a $300 million Australian facility, and a $300 million Canadian facility. As of March 31, 2015, aggregate available borrowing capacity under the Company’s credit facilities was $2.7 billion. The Company’s committed bank facilities are used to support Apache’s commercial paper program.

The Company has a $5.0 billion commercial paper program, which allows Apache to borrow funds for up to 270 days at competitive interest rates. As of March 31, 2015, the Company had $2.6 billion in current debt outstanding under commercial paper, committed bank facilities, and uncommitted bank lines. This amount was classified as current on Apache’s consolidated balance sheet based on an intent to repay the obligations with the proceeds from the LNG project divestitures. All current debt was repaid in April 2015 upon closing of those divestitures.

Financing Costs, Net

The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended March 31,
	2015	2014
	(In millions)
Interest expense	$128	$124
Amortization of deferred loan costs	2	2
Capitalized interest	(80)	(95)
Interest income	(4)	(4)

Financing costs, net	$46	$27

6. INCOME TAXES

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. Accordingly, in the first quarter of 2015, the Company recorded the income tax effect of the $7.2 billion non-cash write-downs of its U.S., Canada, and North Sea proved oil and gas properties, respectively, offset by an increase in the Canadian valuation allowance, as discrete items.

On March 26, 2015, U.K. Finance Bill 2015 received Royal Assent. Under the enacted legislation, the corporate income tax rate on North Sea oil and gas profits was reduced from 62 percent to 50 percent effective January 1, 2015. As a result of the enacted legislation in the first quarter of 2015, the Company recorded a deferred tax benefit of $619 million related to the remeasurement of the Company’s December 31, 2014 U.K. deferred income tax liability.

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

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of March 31, 2015, the Company has an accrued liability of approximately $23 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

For additional information on each of the Legal Matters described below, please see Note 8—Commitments and Contingencies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Argentine Environmental Claims and Argentina Tariff

No material change in the status of the YPF Sociedad Anonima and Pioneer Natural Resources Company indemnities matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2014 fiscal year.

Louisiana Restoration

As more fully described in Apache’s Annual Report on Form 10-K for its 2014 fiscal year, numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, they are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup.

In a case captioned State of Louisiana and the Cameron Parish School Board v. Apache Corporation et al., Docket No. 10-18672, in the 38th Judicial District Court, Parish of Cameron, State of Louisiana, plaintiffs allege that defendants’ oil and gas exploration and production activities contaminated plaintiffs’ property, and claim an unspecified amount of damages. Apache, a defendant in the case, acquired its interest in the oil and gas operations on plaintiffs’ property from the former operator, defendant Davis Oil Company, and subsequently sold the interest to defendant Wagner Oil Company (Wagner). Apache claims indemnity from Wagner. The case is set for trial in November 2015. While an adverse judgment against Apache might be possible, Apache intends to vigorously oppose the claims.

No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2014 fiscal year.

Australia Gas Pipeline Force Majeure

In 2008, Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas in Australia to customers under various long-term contracts. The civil lawsuits concerning the pipeline explosion, all of which were filed in the Supreme Court of Western Australia, have been resolved fully and dismissed on confidential terms, including for an exchange of consideration that is not material to Apache. The lawsuits are described in Apache’s Annual Report on Form 10-K dated February 27, 2015 for its 2014 fiscal year. On April 10, 2015, the court dismissed the lawsuits filed by plaintiffs Alcoa (Civ. 1481 of 2011), Barrick (Civ. 2656 of 2013), EDL LNG (Civ. 1751 of 2014), and Yara (Civ. 1742 of 2014). On April 9, 2015, plaintiffs Harvey (Civ. 1749 of 2014), Iluka (Civ. 1748 of 2014), Newmont (Civ. 1727 of 2014), and Wesfarmers (Civ. 1740 of 2014) discontinued their lawsuits, which were never served on the Apache defendants. All matters relating to the Australia gas pipeline force majeure are concluded.

Apollo Exploration Lawsuit

In a second amended petition filed on February 27, 2015 in a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs allege damages in excess of $1.1 billion relating to certain purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. Apache believes the plaintiffs’ claims lack merit and will vigorously oppose them.

Escheat Audits

There has been no material change with respect to the review of the books and records of the Company and its subsidiaries and related entities by the State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property), to determine compliance with the Delaware Escheat Laws, since the filing of Apache’s Annual Report on Form 10-K for its 2014 fiscal year.

Burrup-Related Gas Supply Lawsuits

In the lawsuit captioned Pankaj Oswal v. Apache Corporation, No. WAD 389/2013, in the Federal Court of Australia, District of Western Australia, General Division, on the eve of a trial that was to commence on February 9, 2015, plaintiff decided to discontinue his claim. On March 18, 2015, the court entered an order dismissing the case. The lawsuit is concluded in the Company’s favor.

In the cases captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653 and Pankaj Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2012 01995, in the Supreme Court of Victoria, the cross-vesting of certain related proceedings (in which neither the Company nor its subsidiaries are parties) has caused the court to consider new scheduling orders. The Company and its subsidiaries believe the plaintiffs’ claims lack merit and will vigorously oppose them. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2014 fiscal year.

Environmental Matters

As of March 31, 2015, the Company had an undiscounted reserve for environmental remediation of approximately $63 million. The Company is not aware of any environmental claims existing as of March 31, 2015 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2014 fiscal year.

8. CAPITAL STOCK

Net Income (Loss) per Common Share

A reconciliation of the components of basic and diluted net income (loss) per common share for the quarters ended March 31, 2015 and 2014 is presented in the table below.

	For the Quarter Ended March 31,
	2015			2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) from continuing operations	$(4,651)	377	$(12.34)	$753	394	$1.92
Loss from discontinued operations	—	377	—	(517)	394	(1.32)

Income (loss) attributable to common stock	$(4,651)	377	$(12.34)	$236	394	$0.60

Effect of Dilutive Securities:
Stock options and other	$—	—		$—	2
Diluted:
Income (loss) from continuing operations	$(4,651)	377	$(12.34)	$753	396	$1.90
Loss from discontinued operations	—	377	—	(517)	396	(1.30)

Income (loss) attributable to common stock	$(4,651)	377	$(12.34)	$236	396	$0.60

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 9.1 million and 5.8 million for the quarters ending March 31, 2015 and 2014, respectively.

Common Stock Dividends

For the quarters ended March 31, 2015 and 2014, Apache paid $94 million and $79 million, respectively, in dividends on its common stock.

Stock Repurchase Program

Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through December 31, 2014, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company has not purchased any additional shares during 2015, and is not obligated to acquire any specific number of shares.

9. BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At March 31, 2015, the Company had production in five countries: the United States, Canada, Egypt, Australia, and the United Kingdom (U.K.) North Sea. Apache also pursues exploration interests in other countries that may, over time, result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt (1)	Australia	North Sea	Other International	Total
	(In millions)
For the Quarter Ended March 31, 2015
Oil and Gas Production Revenues	$660	$133	$532	$168	$313	$—	$1,806

Operating Income (Loss)(2)	$(5,320)	$(1,430)	$102	$(12)	$(663)	$—	$(7,323)

Other Income (Expense):
Other							12
General and administrative							(79)
Acquisition, divestiture, and separation costs							(54)
Financing costs, net							(46)
Net Loss From Continuing Operations

Before Income Taxes							$(7,490)

Total Assets	$21,577	$5,288	$7,247	$9,044	$5,376	$118	$48,650

For the Quarter Ended March 31, 2014
Oil and Gas Production Revenues	$1,505	$318	$950	$256	$618	$—	$3,647

Operating Income(2)	$663	$71	$536	$96	$183	$—	$1,549

Other Income (Expense):
Other							28
General and administrative							(103)
Acquisition, divestiture, and separation costs							(18)
Financing costs, net							(27)
Net Income From Continuing Operations

Before Income Taxes							$1,429

Total Assets	$30,618	$7,102	$7,350	$8,403	$7,599	$49	$61,121

(1)	Includes a noncontrolling interest in Egypt.
(2)	Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. The first quarter 2015 operating income (loss) of U.S., Canada, and North Sea includes $5.2 billion, $1.4 billion, and $632 million, respectively, in non-cash write-downs of each region’s carrying value of oil and gas properties.

10. SUPPLEMENTAL GUARANTOR INFORMATION

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

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 31, 2015

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$365	$—	$1,441	$—	$1,806
Equity in net income (loss) of affiliates	(1,085)	(654)	1	1,738	—
Other	(40)	14	38	—	12

	(760)	(640)	1,480	1,738	1,818

OPERATING EXPENSES:
Depreciation, depletion and amortization	5,499	—	2,908	—	8,407
Asset retirement obligation accretion	4	—	40	—	44
Lease operating expenses	124	—	414	—	538
Gathering and transportation	9	—	47	—	56
Taxes other than income	34	—	50	—	84
General and administrative	64	—	15	—	79
Acquisition, divestiture, and separation costs	54	—	—	—	54
Financing costs, net	52	10	(16)	—	46

	5,840	10	3,458	—	9,308

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,600)	(650)	(1,978)	1,738	(7,490)
Provision (benefit) for income taxes	(1,949)	3	(908)	—	(2,854)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(4,651)	(653)	(1,070)	1,738	(4,636)
Net income (loss) from discontinued operations, net of tax	—	—	—	—	—

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(4,651)	(653)	(1,070)	1,738	(4,636)
Net income attributable to noncontrolling interest	—	—	15	—	15

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(4,651)	$(653)	$(1,085)	$1,738	$(4,651)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$(4,651)	$(653)	$(1,085)	$1,738	$(4,651)

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended March 31, 2014

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$892	$—	$2,755	$—	$3,647
Equity in net income (loss) of affiliates	253	29	(6)	(276)	—
Other	(23)	14	38	(1)	28

	1,122	43	2,787	(277)	3,675

OPERATING EXPENSES:
Depreciation, depletion and amortization	328	—	878	—	1,206
Asset retirement obligation accretion	7	—	37	—	44
Lease operating expenses	128	—	469	—	597
Gathering and transportation	14	—	56	—	70
Taxes other than income	79	—	102	—	181
General and administrative	91	—	13	(1)	103
Acquisition, divestiture, and separation costs	18	—	—	—	18
Financing costs, net	32	10	(15)	—	27

	697	10	1,540	(1)	2,246

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	425	33	1,247	(276)	1,429
Provision for income taxes	62	10	506	—	578

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	363	23	741	(276)	851
Net loss from discontinued operations, net of tax	(127)	—	(390)	—	(517)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	236	23	351	(276)	334
Net income attributable to noncontrolling interest	—	—	98	—	98

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$236	$23	$253	$(276)	$236

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$235	$23	$253	$(276)	$235

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended March 31, 2015

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$(396)	$(3)	$1,049	$—	$650
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	—	—	—

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(396)	(3)	1,049	—	650
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(771)	—	(997)	—	(1,768)
Leasehold and property acquisition	(92)	—	—	—	(92)
Additions to gas gathering, transmission and processing facilities	(22)	—	(201)	—	(223)
Investment in subsidiaries, net	105	—	—	(105)	—
Other	(18)	—	(17)	—	(35)

NET CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES	(798)	—	(1,215)	(105)	(2,118)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	—	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(798)	—	(1,215)	(105)	(2,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	1,028	—	—	—	1,028
Intercompany borrowings	—	(1)	(104)	105	—
Distributions to noncontrolling interest	—	—	(21)	—	(21)
Dividends paid	(94)	—	—	—	(94)
Common stock activity	—	4	(4)	—	—
Other	2	—	13	—	15

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	936	3	(116)	105	928
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	936	3	(116)	105	928
NET DECREASE IN CASH AND CASH EQUIVALENTS	(258)	—	(282)	—	(540)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	267	—	502	—	769

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$—	$220	$—	$229

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended March 31, 2014

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$(186)	$(15)	$2,412	$—	$2,211
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	82	—	82

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(186)	(15)	2,494	—	2,293
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(704)	—	(1,614)	—	(2,318)
Leasehold and property acquisitions	(36)	—	(8)	—	(44)
Additions to gas gathering, transmission and processing facilities	(19)	—	(325)	—	(344)
Investment in subsidiaries, net	1,320	—	—	(1,320)	—
Other	(7)	—	16	—	9

NET CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES	554	—	(1,931)	(1,320)	(2,697)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	748	—	748

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	554	—	(1,183)	(1,320)	(1,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	42	—	(44)	—	(2)
Intercompany borrowings	—	10	(1,329)	1,319	—
Dividends paid	(79)	—	—	—	(79)
Payments on fixed rate debt	(484)	—	—	—	(484)
Other common stock activity, net	—	5	(6)	1	—

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(521)	15	(1,379)	1,320	(565)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(42)	—	(42)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(521)	15	(1,421)	1,320	(607)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(153)	—	(110)	—	(263)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155	3	1,748	—	1,906

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2	$3	$1,638	$—	$1,643

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2015

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9	$—	$220	$—	$229
Receivables, net of allowance	512	—	1,255	—	1,767
Inventories	53	—	613	—	666
Drilling advances	20	—	448	—	468
Assets held for sale	—	—	1,804	—	1,804
Deferred tax asset	612	—	157	—	769
Prepaid assets and other	114	—	89	—	203
Intercompany receivable	5,250	—	—	(5,250)	—

	6,570	—	4,586	(5,250)	5,906

PROPERTY AND EQUIPMENT, NET	9,127	—	32,103	—	41,230

OTHER ASSETS:
Intercompany receivable	—	—	713	(713)	—
Equity in affiliates	24,707	213	437	(25,357)	—
Goodwill	—	—	87	—	87
Deferred charges and other	173	1,001	1,253	(1,000)	1,427

	$40,577	$1,214	$39,179	$(32,320)	$48,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$564	$9	$437	$—	$1,010
Current debt	2,598	—	—	—	2,598
Asset retirement obligation	28	—	19	—	47
Other current liabilities	663	7	1,168	—	1,838
Intercompany payable	—	—	5,250	(5,250)	—

	3,853	16	6,874	(5,250)	5,493

LONG-TERM DEBT	9,377	298	—	—	9,675

DEFERRED CREDITS AND OTHER
NONCURRENT LIABILITIES:
Intercompany payable	713	—	—	(713)	—
Income taxes	3,220	—	3,391	—	6,611
Asset retirement obligation	216	—	2,878	—	3,094
Other	1,987	250	(865)	(1,000)	372

	6,136	250	5,404	(1,713)	10,077

COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	21,211	650	24,707	(25,357)	21,211
Noncontrolling interest	—	—	2,194	—	2,194

TOTAL EQUITY	21,211	650	26,901	(25,357)	23,405

	$40,577	$1,214	$39,179	$(32,320)	$48,650

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267	$—	$502	$—	$769
Receivables, net of allowance	837	—	1,187	—	2,024
Inventories	24	—	684	—	708
Drilling advances	34	1	353	—	388
Assets held for sale	—	—	1,628	—	1,628
Deferred tax asset	612	—	157	—	769
Prepaid assets and other	32	—	97	—	129
Intercompany receivable	4,939	—	—	(4,939)	—

	6,745	1	4,608	(4,939)	6,415

PROPERTY AND EQUIPMENT, NET	13,940	—	34,136	—	48,076

OTHER ASSETS:
Intercompany receivable	—	—	608	(608)	—
Equity in affiliates	25,791	869	444	(27,104)	—
Goodwill	—	—	87	—	87
Deferred charges and other	175	1,002	1,197	(1,000)	1,374

	$46,651	$1,872	$41,080	$(33,651)	$55,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$748	$10	$452	$—	$1,210
Asset retirement obligation	28	—	9	—	37
Other current liabilities	1,014	1	1,402	—	2,417
Intercompany payable	—	—	4,939	(4,939)	—

	1,790	11	6,802	(4,939)	3,664

LONG-TERM DEBT	10,947	298	—	—	11,245

DEFERRED CREDITS AND OTHER
NONCURRENT LIABILITIES:
Intercompany payable	608	—	—	(608)	—
Income taxes	5,076	—	4,423	—	9,499
Asset retirement obligation	211	—	2,837	—	3,048
Other	2,082	250	(973)	(1,000)	359

	7,977	250	6,287	(1,608)	12,906

COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	25,937	1,313	25,791	(27,104)	25,937
Noncontrolling interest	—	—	2,200	—	2,200

TOTAL EQUITY	25,937	1,313	27,991	(27,104)	28,137

	$46,651	$1,872	$41,080	$(33,651)	$55,952

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

This discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our 2014 fiscal year.

Strategic Overview

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

Over the last five years, Apache has increasingly focused on its North American onshore resource base. Recent drilling successes and acquisitions of acreage positions across North America have built a robust drilling inventory for our Permian, Gulf Coast, and other onshore regions. We believe that this area is capable of driving our growth and performance over the next several years. As part of this strategy, we also conducted a company-wide review of our portfolio and our operations in an effort to best position Apache for the long-term benefit of our shareholders. This review has resulted in several key divestitures during the last eighteen months including the recently completed sale of our Kitimat and Wheatstone LNG projects and the announcement of the sale of substantially all of our operations in Australia, which is expected to close in mid-2015. The Company believes the resulting portfolio, which includes a significant onshore North America resource base coupled with Brent-linked, free cash flow generating assets in the North Sea and Egypt, provides flexibility in capital allocation and a platform for sustainable growth in a volatile commodity price environment.

The decline in the prices of oil and natural gas at the end of 2014 and during the first quarter of 2015 was dramatic; however, we believe this environment will provide future growth opportunities for companies that have moved aggressively in response to the price drop. As we cannot predict the length or depth of this commodity price correction, or the timing and extent of any potential rebound, we moved quickly and decisively regarding certain matters within our control: the timing and levels of capital spending and our cost structure. We are currently operating only 15 rigs onshore in North America, but we are prepared to ramp-up activity when we believe service costs are aligned with the current commodity price environment. We closely monitor commodity prices, service cost levels, regulatory impacts, and numerous other industry factors and routinely adjust our budgets in response to changing market conditions and operating cash flow forecasts.

Financial Highlights

Results for the quarter ended March 31, 2015 include:

•	Average daily production in the first quarter of 2015 totaled 601 thousand barrels of oil equivalent (Mboe) compared to 640 Mboe from the comparative 2014 quarter, reflecting divestiture activity during the prior year.

•	Liquids production for the quarter averaged 373 Mboe/d, with crude oil representing 85 percent of total liquids production. Liquids production increased slightly from the prior-year quarter despite the significant divestiture activity during 2014.

•	Oil and gas production revenues totaled $1.8 billion, down 50 percent from $3.6 billion in the prior-year quarter, reflecting the significant decrease in realized commodity prices and lower production.

•	For the first quarter of 2015, Apache reported a loss of $4.7 billion, or $12.34 per diluted common share, compared with earnings of $236 million, or $0.60 per diluted share, for the prior-year quarter. The loss for the quarter reflects after-tax write-downs of oil and gas properties in the U.S., Canada, and U.K. North Sea totaling $4.7 billion.

Operational Developments

Our internally generated exploration and drilling opportunities provide the foundation for our growth. Highlights of our 2015 drilling successes and other operational developments are discussed below.

North America

•	North America onshore production of 307 Mboe/d in the first quarter of 2015 represents 51 percent of Apache’s total worldwide production for the period.

•	Apache’s Permian Basin region increased production 6 percent relative to the first quarter of 2014 despite only operating an average of 15 rigs during the current period compared to 39 rigs in the first quarter of 2014. Apache plans to complete the wells drilled during 2015 in the normal course of business and continues to work through completing prior-year wells in backlog as service costs are reduced. The Permian represents almost a third of Apache’s total liquids production for the first quarter of 2015.

International

•	In April 2015, Apache announced the agreement to sell its Australian subsidiary Apache Energy Limited to a consortium of private equity funds managed by Macquarie Capital Group Limited and Brookfield Asset Management Inc. for cash consideration of $2.1 billion. The transaction is expected to close mid-year 2015 and is subject to necessary government and regulatory approvals and customary post-closing adjustments. The effective date of the sale is October 1, 2014.

•	Also during April 2015, Apache completed the previously disclosed sale of its interest in two LNG projects, Wheatstone LNG in Australia and Kitimat LNG in Canada, along with the associated upstream oil and gas assets, to Woodside Petroleum Limited for total proceeds of approximately $3.7 billion, which includes reimbursement of Apache’s net expenditure in the Wheatstone and Kitimat LNG projects, changes in working capital and other contractual adjustments between the effective date, July 1, 2014, and closing.

•	During the first quarter of 2015, Apache reported strong appraisal- and development-drilling results from Egypt’s recent new oil fields, Berenice and Ptah, in the Western Desert. Three wells in the Berenice field are currently producing more than 9,500 barrels of oil per day (b/d). Up to four additional wells are planned during the first phase of development in the Berenice field. In the Ptah field, the discovery well is currently producing 2,350 b/d. A second well started production in March 2015 at a rate of 2,000 b/d.

Results of Operations

Oil and Gas Revenues

Oil and gas production revenues for the first quarter of 2015 totaled $1.8 billion, a 50 percent decrease from the comparative 2014 quarter. The table below presents revenues by region and each region’s percent contribution to revenues for the first quarter of 2015 and 2014, respectively.

	For the Quarter Ended March 31,
	2015		2014
	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$510	38%	$1,092	39%
Canada	60	4%	140	5%

North America	570	42%	1,232	44%

Egypt (1)	433	32%	846	30%
Australia	81	6%	170	6%
North Sea	278	20%	567	20%

International(1)	792	58%	1,583	56%

Total(1)	$1,362	100%	$2,815	100%

Total Gas Revenues:
United States	$103	27%	$266	41%
Canada	67	17%	148	23%

North America	170	44%	414	64%

Egypt(1)	96	25%	103	16%
Australia	87	22%	86	13%
North Sea	34	9%	43	7%

International(1)	217	56%	232	36%

Total(1)	$387	100%	$646	100%

Total Natural Gas Liquids (NGL) Revenues:
United States	$47	82%	$147	79%
Canada	6	11%	30	16%

North America	53	93%	177	95%

Egypt(1)	3	5%	1	1%
North Sea	1	2%	8	4%

International(1)	4	7%	9	5%

Total(1)	$57	100%	$186	100%

Total Oil and Gas Revenues:
United States	$660	37%	$1,505	41%
Canada	133	7%	318	9%

North America	793	44%	1,823	50%

Egypt(1)	532	29%	950	26%
Australia	168	9%	256	7%
North Sea	313	18%	618	17%

International(1)	1,013	56%	1,824	50%

Total(1)	$1,806	100%	$3,647	100%

Discontinued Operations – Argentina
Oil Revenue	$—		$45
Gas Revenue	—		39
NGL Revenue	—		3

Total	$—		$87

(1) Includes revenues attributable to a noncontrolling interest in Egypt.

Production

The table below presents first quarter 2015 and 2014 production and the relative increase or decrease from the prior period.

	For the Quarter Ended March 31,
	2015	Increase (Decrease)	2014
Oil Volume – b/d
United States	126,639	(1%)	127,951
Canada	16,875	(4%)	17,589

North America	143,514	(1%)	145,540

Egypt(1)(2)	91,971	4%	88,093
Australia	20,905	24%	16,825
North Sea	61,699	4%	59,092

International	174,575	6%	164,010

Total	318,089	3%	309,550

Natural Gas Volume – Mcf/d
United States	435,818	(26%)	592,685
Canada	287,556	(24%)	377,712

North America	723,374	(25%)	970,397

Egypt(1)(2)	363,989	(4%)	377,357
Australia	230,691	7%	215,792
North Sea	50,445	12%	45,071

International	645,125	1%	638,220

Total	1,368,499	(15%)	1,608,617

NGL Volume – b/d
United States	47,221	(11%)	53,058
Canada	5,853	(25%)	7,769

North America	53,074	(13%)	60,827

Egypt(1)(2)	1,031	342%	233
North Sea	886	(19%)	1,091

International	1,917	45%	1,324

Total	54,991	(12%)	62,151

BOE per day(3)
United States	246,497	(12%)	279,790
Canada	70,653	(20%)	88,310

North America	317,150	(14%)	368,100

Egypt(2)	153,667	2%	151,219
Australia	59,353	12%	52,790
North Sea	70,993	5%	67,695

International	284,013	5%	271,704

Total	601,163	(6%)	639,804

Discontinued Operations – Argentina
Oil (b/d)	—		6,885
Gas (Mcf/d)	—		141,352
NGL (b/d)	—		1,287
BOE/d	—		31,731

(1)	Gross oil, natural gas, and NGL production in Egypt for the first quarter of 2015 and 2014 were as follows:

	2015	2014
Oil (b/d)	197,785	198,619
Gas (Mcf/d)	861,933	921,440
NGL (b/d)	2,321	649

(2)	Includes net production volumes per day attributable to a noncontrolling interest in Egypt:

	2015	2014
Oil (b/d)	30,671	29,066
Gas (Mcf/d)	121,408	124,799
NGL (b/d)	343	78

(3)	The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

Pricing

The table below presents first quarter 2015 and 2014 pricing and the relative increase or decrease from the prior periods.

	For the Quarter Ended March 31,
	2015	Increase (Decrease)	2014
Average Oil Price — Per barrel
United States	$44.73	(53%)	$94.84
Canada	39.76	(55%)	88.19
North America	44.14	(53%)	94.03
Egypt	52.29	(51%)	106.70
Australia	43.17	(62%)	112.26
North Sea	49.95	(53%)	106.60
International	50.37	(53%)	107.24
Total	47.56	(53%)	101.03

Average Natural Gas Price — Per Mcf
United States	$2.63	(47%)	$4.98
Canada	2.58	(41%)	4.38
North America	2.61	(45%)	4.75
Egypt	2.92	(3%)	3.02
Australia	4.19	(5%)	4.42
North Sea	7.40	(31%)	10.69
International	3.73	(7%)	4.03
Total	3.14	(30%)	4.46

Average NGL Price — Per barrel
United States	$11.00	(64%)	$30.81
Canada	11.09	(74%)	42.09
North America	11.01	(66%)	32.25
Egypt	36.29	(44%)	64.34
North Sea	24.74	(69%)	79.84
International	30.95	(60%)	77.11
Total	11.71	(65%)	33.20

Discontinued Operations — Argentina
Oil price ($/Bbl)	$—		$72.70
Gas price ($/Mcf)	—		3.04
NGL price ($/Bbl)	—		24.57

Crude Oil Revenues

Crude oil revenues for the first quarter of 2015 totaled $1.4 billion, a $1.5 billion decrease from the comparative 2014 quarter. The $1.5 billion decrease was a result of substantially lower realized prices, slightly offset by higher production volumes which increased revenues by $37 million. Crude oil accounted for 75 percent of oil and gas production revenues and 53 percent of worldwide production in the first quarter of 2015.

Worldwide production increased 8.5 thousand barrels of oil per day (Mb/d) from the first quarter of 2014 to 318.1 Mb/d in the first quarter of 2015, primarily from our international operations and drilling activity in North American onshore regions offsetting recent divestitures. Excluding production from North American assets divested between the periods, worldwide oil production increased 23.8 Mb/d.

Natural Gas Revenues

Natural gas revenues for the first quarter of 2015 totaled $387 million, down $259 million from the first quarter of 2014. A 30 percent decrease in average realized prices decreased revenues by $191 million as compared to the prior-year quarter, while a 15 percent decrease in average production further reduced natural gas revenues by $68 million. Natural gas accounted for 21 percent of our oil and gas production revenues and 38 percent of our equivalent production during the first quarter of 2015.

Worldwide production for the first quarter of 2015 decreased 240 MMcf/d from the comparative 2014 quarter, primarily as a result of divestitures made during 2014 and lower levels of drilling activity in the recent low commodity price environment. Excluding production from North American assets divested between the periods, gas production increased 36 MMcf/d.

NGL Revenues

NGL revenues for the first quarter of 2015 totaled $57 million, down $129 million from the first quarter of 2014. A 65 percent decrease in average realized prices decreased revenues by $121 million compared to the prior-year quarter, while a 12 percent decrease in average production further decreased NGL revenues by $8 million. NGLs accounted for 3 percent of our oil and gas production revenues and 9 percent of our equivalent production during the first quarter of 2015.

Worldwide production of NGLs decreased 7.2 Mb/d to 55.0 Mb/d in the first quarter of 2015, primarily as a result of divestitures made during 2014 and lower levels of drilling activity in the recent low commodity price environment. Excluding production from North American assets divested between the periods, NGL production increased 5.0 Mb/d.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and a boe basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt but exclude discontinued operations in Argentina.

	For the Quarter Ended March 31,
	2015	2014	2015	2014
	(In millions)		(Per boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	$1,089	$1,109	$20.13	$19.26
Additional	7,220	—	133.44	—
Other assets	98	97	1.81	1.68
Asset retirement obligation accretion	44	44	0.82	0.77
Lease operating costs	538	597	9.94	10.37
Gathering and transportation costs	56	70	1.02	1.19
Taxes other than income	84	181	1.54	3.15
General and administrative expense	79	103	1.46	1.79
Acquisition, divestiture, and separation costs	54	18	1.00	0.31
Financing costs, net	46	27	0.86	0.48

Total	$9,308	$2,246	$172.02	$39.00

Recurring Depreciation, Depletion and Amortization (DD&A) The following table details the changes in DD&A of oil and gas properties between the first quarters of 2015 and 2014:

For the Quarter Ended March 31,
(In millions)
2014 DD&A	$1,109
Volume change	(46)
DD&A Rate change	26

2015 DD&A	$1,089

Recurring full-cost depletion expense decreased $20 million compared to the prior-year quarter on an absolute dollar basis: $46 million from lower volumes, partially offset by an increase of $26 million from a higher average cost rate per boe. Our full-cost depletion rate increased $0.87 to $20.13 per boe reflecting increased cost for exploration and development activity over the past several years.

Additional DD&A Under the full cost method of accounting, the Company is required to review the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, net of related tax effects and discounted 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

During the first quarter of 2015, we recorded $5.2 billion ($3.4 billion net of tax), $1.4 billion ($1.0 billion net of tax), and $632 million ($316 million net of tax) in non-cash write-downs of the carrying value of the Company’s U.S., Canada, and North Sea proved oil and gas properties, respectively. If commodity prices do not recover significantly from the current prices, the Company expects further write-downs of the carrying value of its oil and gas properties, which may be material to the Company’s consolidated financial statements, throughout the remainder of 2015.

Lease Operating Expenses (LOE) LOE decreased $59 million, or 10 percent, on an absolute dollar basis, for the quarter ended March 31, 2015, relative to the comparable period of 2014. On a per unit basis, LOE decreased 4 percent to $9.94 per boe for the first quarter of 2015, as compared to the same prior-year period. The following table identifies changes in Apache’s LOE rate between the first quarter of 2015 and 2014.

Per boe
First-Quarter 2014 LOE	$10.37
Divestitures(1)	0.35
Equipment rental	0.20
Saltwater disposal	0.10
Workover costs	(0.16)
Labor and overhead costs	(0.16)
Power and fuel costs	(0.32)
FX impact	(0.45)
Other	0.24
Other increased production	(0.23)

First-Quarter 2015 LOE	$9.94

(1)	Per-unit impact of divestitures is shown net of associated production.

Gathering and Transportation Gathering and transportation costs totaled $56 million in the first quarter of 2015, down $14 million from the first quarter of 2014 on lower North American production. On a per-unit basis, gathering and transportation costs of $1.02 for the first quarter of 2015 were down 14 percent from the prior-year quarter. The following table presents gathering and transportation costs paid by Apache directly to third-party carriers for each of the periods presented:

	For the Quarter Ended March 31,
	2015	2014
	(In millions)
Canada	$26	$34
U.S.	16	22
Egypt	10	10
North Sea	4	4

Total Gathering and transportation	$56	$70

Taxes other than Income Taxes other than income totaled $84 million for the first quarter of 2015, a decrease of $97 million from the comparative prior-year period. The following table presents a comparison of these expenses:

	For the Quarter Ended March 31,
	2015	2014
	(In millions)
Australia PRRT and U.K. PRT	$24	$63
Severance taxes	30	73
Ad valorem taxes	24	40
Other	6	5

Total Taxes other than income	$84	$181

Australia Petroleum Resource Rent Tax (PRRT) is a levy assessed on the sale of hydrocarbons derived from specific developmental areas in Australia. The North Sea Petroleum Revenue Tax (PRT) is assessed on qualifying fields in the U.K. North Sea. For the first quarter of 2015, Australian PRRT and U.K. PRT were $39 million lower than the 2014 period based on a decrease in revenues from qualifying fields during the first quarter. Severance tax expense and ad valorem tax expense decreased $43 million and $16 million, respectively, on lower production and oil and gas prices.

General and Administrative Expenses General and administrative expenses (G&A) for the first quarter of 2015 decreased $24 million from the comparable 2014 period on lower incentive and stock-based compensation costs following a headcount reduction in January 2015, as well as other lower corporate costs and foreign exchange benefits.

Acquisition, Divestiture, and Separation Costs Acquisition, divestiture, and separation costs for the first quarter of 2015 totaled $54 million, a $36 million increase as compared to the prior-year quarter, primarily driven by separation payments and other costs related to an overall headcount reduction of approximately 5 percent, as well as the retirement of our former Chairman and Chief Executive Officer during the quarter. Acquisition, divestiture, and separation costs for the period also include costs related to recent divestiture and leasehold acquisition activity.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended March 31,
	2015	2014
	(In millions)
Interest expense	$128	$124
Amortization of deferred loan costs	2	2
Capitalized interest	(80)	(95)
Interest income	(4)	(4)

Financing costs, net	$46	$27

Net financing costs increased $19 million in the first quarter of 2015 compared to the same 2014 period primarily from a $15 million decrease in capitalized interest as a result of divestitures made throughout 2014 and a $4 million increase in interest expense during 2015.

Provision for Income Taxes The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

On March 26, 2015, U.K. Finance Bill 2015 received Royal Assent. Under the enacted legislation, the corporate income tax rate on North Sea oil and gas profits was reduced from 62 percent to 50 percent effective January 1, 2015. As a result of the enacted legislation in the first quarter of 2015, the Company recorded a discrete deferred tax benefit of $619 million related to the remeasurement of the Company’s December 31, 2014 U.K. deferred income tax liability.

The 2015 first-quarter income tax benefit was $2.9 billion, representing an effective income tax rate of 38 percent for the quarter compared to 40 percent during the 2014 period. The 2015 effective rates reflect the tax benefit from the $7.2 billion non-cash write-downs of our U.S., Canada, and North Sea proved oil and gas properties, the tax benefit related to the change in U.K. income tax rate from 62 percent to 50 percent, and the Canadian valuation allowance. The 2014 effective rate reflects the Canadian valuation allowance and deferred tax expense related to mark-to-market commodity derivatives. Excluding these items, the first-quarter 2015 and 2014 effective rates would have been 28 and 41 percent, respectively.

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

For additional information, please see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our 2014 fiscal year.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Three Months Ended March 31,
	2015	2014
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by continuing operating activities	$650	$2,211
Commercial paper and bank loan borrowings, net	1,028	—
Net cash provided by Argentina discontinued operations	—	788
Other	15	9

	1,693	3,008

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$1,991	$2,706
Leasehold and property acquisitions	92	44
Dividends paid	94	79
Treasury stock activity, net	—	484
Other	56	2

	2,233	3,315

Increase (decrease) in cash and cash equivalents	$(540)	$(307)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.

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

Net cash provided by continuing operating activities for the first three months of 2015 totaled $650 million, a decrease of $1.6 billion from the first three months of 2014. The decrease is primarily a result of the loss from operations from low oil prices and lower production during the first quarter of 2015 and changes in working capital.

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

Commercial paper and bank loan borrowings During the first quarter of 2015, Apache’s net borrowings on committed bank facilities, uncommitted bank lines, and commercial paper totaled $1.0 billion. Outstanding debt under these programs totaled $2.6 billion as of March 31, 2015, and was classified as current on Apache’s consolidated balance sheet based on an intent to repay the obligations with proceeds from the LNG project divestitures. All current debt was repaid in April 2015 upon closing of those divestitures.

Capital Expenditures Worldwide E&D expenditures for the first three months of 2015 totaled $1.8 billion, compared to $2.3 billion for the first three months of 2014. Apache’s E&D capital spending was primarily focused on North American onshore assets. With the focused reduction of drilling rigs and activity occurring during the first quarter of 2015, we expect capital expenditures to be significantly reduced for the remainder of the year. In the North America onshore region, Apache operated an average of 32 drilling rigs during the first quarter of 2015.

Apache also completed leasehold and property acquisitions totaling $92 million and $44 million during the first quarters of 2015 and 2014, respectively. Our 2015 acquisition investments continue to focus on adding new leasehold positions to our North American onshore portfolio.

Apache’s investment in gas gathering, transmission, and processing (GTP) facilities totaled $223 million during the first quarter of 2015 compared to $344 million in the comparative prior-year period.

Dividends For the three-month periods ended March 31, 2015 and 2014, the Company paid $94 million and $79 million, respectively, in dividends on its common stock.

Liquidity

The following table presents a summary of our key financial indicators at the dates presented:

	March 31, 2015	December 31, 2014
	(In millions of dollars, except as indicated)
Cash and cash equivalents	$229	$769
Total debt	12,273	11,245
Equity	23,405	28,137
Available committed borrowing capacity	2,702	3,730
Percent of total debt-to-capitalization	34%	29%

Cash and cash equivalents We had $229 million in cash and cash equivalents as of March 31, 2015, compared to $769 million at December 31, 2014. At March 31, 2015, approximately $210 million of the cash was held by foreign subsidiaries. The cash held by foreign subsidiaries is subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.

Debt As of March 31, 2015, outstanding debt, which consisted of notes, debentures, commercial paper, committed bank facilities, and uncommitted bank lines, totaled $12.3 billion. Current debt of $2.6 billion was outstanding as of March 31, 2015.

Available committed borrowing capacity As of March 31, 2015, the Company had unsecured committed revolving syndicated bank credit facilities totaling $5.3 billion, of which $2.0 billion matures in December 2015, $1.0 billion matures in August 2016, and $2.3 billion matures in June 2018. Apache has $2.0 billion, $1.7 billion, and $1.0 billion U.S. facilities, a $300 million Australian facility, and a $300 million Canadian facility. As of March 31, 2015, available borrowing capacity under the Company’s credit facilities was $2.7 billion. The Company’s committed credit facilities are used to support Apache’s commercial paper program.

The Company has a $5.0 billion commercial paper program, which allows Apache to borrow funds for up to 270 days at competitive interest rates. As of March 31, 2015, the Company had $2.6 billion in current debt outstanding under commercial paper, committed bank facilities, and uncommitted bank lines. This amount was classified as current on Apache’s consolidated balance sheet based on an intent to repay the obligations with the proceeds from the LNG project divestitures. All current debt was repaid in April 2015 upon closing of those divestitures.

The Company was in compliance with the terms of all credit facilities as of March 31, 2015.

Percent of total debt-to-capitalization The Company’s debt-to-capitalization ratio at March 31, 2015 and December 31, 2014 was 34 percent and 29 percent, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, and political climate. Our average crude oil realizations decreased 53 percent to $47.56 per barrel in the first quarter of 2015 from $101.03 per barrel in the comparable period of 2014. Our average natural gas price realizations decreased 30 percent to $3.14 per Mcf from $4.46 per Mcf in the comparable period of 2014.

We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of March 31, 2015, Apache had no open commodity derivative positions.

Interest Rate Risk

The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 79 percent of the Company’s debt. At March 31, 2015, total debt included $2.6 billion of floating-rate debt. As a result, Apache’s annual interest costs will fluctuate based on short-term interest rates on approximately 21 percent of our total debt outstanding at March 31, 2015. The impact on cash flow of a 10 percent change in the floating interest rate based on debt balances at March 31, 2015, would be approximately $588,570 per quarter.

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

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A 10 percent strengthening or weakening of the Australian dollar, Canadian dollar, and British pound as of March 31, 2015, would result in a foreign currency net loss or gain, respectively, of approximately $163 million.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2014, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs and other products or services;

•	our commodity derivative and hedging arrangements;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	the impact on our operations due to changes in the Egyptian government;

•	the integration of acquisitions;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•	other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our first-quarter 2015 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

John J. Christmann, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Please refer to both Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and Note 7—Commitments and Contingencies of the notes to the consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS

Please refer to both Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and as noted above in Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through December 31, 2014, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company has not purchased any additional shares during 2015, and is not obligated to acquire any specific number of shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1	–

Restated Certificate of Incorporation of Registrant, dated September 19, 2013, as filed with the

Secretary of State of Delaware on September 19, 2013 (incorporated by reference to Exhibit

3.2 to Registrant’s Current Report on Form 8-K filed September 20, 2013, SEC File

No. 001 -4300).

3.2	–	Bylaws of Registrant, as amended February 19, 2015 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed February 23, 2015, SEC File No. 001-4300).

*10.1	–	Form of 2015 Performance Share Program Award Notice and Agreement.

*10.2	–	2015 Long Term Cash Performance Program Award Notice and Agreement between Registrant and Stephen J. Riney, dated April 8, 2015.

10.3	–

Retirement Agreement, dated January 19, 2015, between Registrant and G. Steven Farris

(incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for

the year ended December 31, 2014, SEC File No. 001-4300).

10.4	–

Amendment of Stock Option Grants (2011 Omnibus Equity Compensation Plan), dated

January 20, 2015, between Registrant and G. Steven Farris (incorporated by reference to

Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the year ended December 31,

2014, SEC File No. 001-4300).

10.5	–

Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation

Plans), dated January 20, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.64 to Registrant’s Annual Report on Form 10-K for the year ended

December 31, 2014, SEC File No. 001-4300).

10.6	–

Amendment of 2014 Performance Program (Business Performance) Award (2011 Omnibus

Compensation Plan), dated January 20, 2015, between Registrant and G. Steven Farris

(incorporated by reference to Exhibit 10.65 to Registrant’s Annual Report on Form 10-K for

the year ended December 31, 2014, SEC File No. 001-4300).

*10.7	–	Restricted Stock Unit Award Agreement between Registrant and John J. Christmann, dated February 18, 2015.

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*101.INS	–	XBRL Instance Document.

*101.SCH	–	XBRL Taxonomy Schema Document.

*101.CAL	–	XBRL Calculation Linkbase Document.

*101.LAB	–	XBRL Label Linkbase Document.

*101.PRE	–	XBRL Presentation Linkbase Document.

*101.DEF	–	XBRLDefinition Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated: May 7, 2015	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 7, 2015	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller (Principal Accounting Officer)