Form 10-Q
period 2015-06-30
APACHE CORP
filed 2015-08-07
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of registrant’s common stock outstanding as of July 31, 2015 377,987,486

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$1,599	$2,797	$2,879	$5,442
Gas revenues	295	505	595	1,065
Natural gas liquids revenues	58	169	116	355

	1,952	3,471	3,590	6,862
Derivative instrument gains (losses), net	—	(174)	—	(194)
Other	25	(8)	17	9

	1,977	3,289	3,607	6,677

OPERATING EXPENSES:
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	923	1,074	1,922	2,096
Additional	5,816	203	13,036	203
Other assets	83	81	166	159
Asset retirement obligation accretion	36	38	72	76
Lease operating expenses	467	560	948	1,108
Gathering and transportation	49	66	105	136
Taxes other than income	55	177	128	358
General and administrative	111	113	193	221
Transaction, reorganization, and separation costs	66	14	120	32
Financing costs, net	63	52	133	97

	7,669	2,378	16,823	4,486

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,692)	911	(13,216)	2,191
Current income tax provision	665	373	580	740
Deferred income tax provision (benefit)	(1,525)	(19)	(4,460)	144

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(4,832)	557	(9,336)	1,307
Net income (loss) from discontinued operations, net of tax	(732)	56	(864)	(360)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(5,564)	613	(10,200)	947
Net income attributable to noncontrolling interest	36	108	51	206

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(5,600)	$505	$(10,251)	$741

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income (loss) from continuing operations attributable to common shareholders	$(4,868)	$449	$(9,387)	$1,101
Net income (loss) from discontinued operations	(732)	56	(864)	(360)

Net income (loss) attributable to common shareholders	$(5,600)	$505	$(10,251)	$741

NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) from continuing operations per share	$(12.89)	$1.17	$(24.88)	$2.83
Basic net income (loss) from discontinued operations per share	(1.94)	0.14	(2.29)	(0.93)

Basic net income (loss) per share	$(14.83)	$1.31	$(27.17)	$1.90

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Diluted net income (loss) from continuing operations per share	$(12.89)	$1.17	$(24.88)	$2.82
Diluted net income (loss) from discontinued operations per share	(1.94)	0.14	(2.29)	(0.93)

Diluted net income (loss) per share	$(14.83)	$1.31	$(27.17)	$1.89

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	378	385	377	390
Diluted	378	387	377	392
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.25	$0.50	$0.50

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	$(5,564)	$613	$(10,200)	$947
OTHER COMPREHENSIVE INCOME (LOSS):
Commodity cash flow hedge activity, net of tax:
Change in fair value of derivative instruments	—	—	—	(1)

	—	—	—	(1)

COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(5,564)	613	(10,200)	946
Comprehensive income attributable to noncontrolling interest	36	108	51	206

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(5,600)	$505	$(10,251)	$740

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$(10,200)	$947
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	864	360
Depreciation, depletion, and amortization	15,124	2,458
Asset retirement obligation accretion	72	76
Provision for (benefit from) deferred income taxes	(4,460)	144
Other	26	12
Changes in operating assets and liabilities:
Receivables	333	391
Inventories	74	(13)
Drilling advances	118	67
Deferred charges and other	(171)	(114)
Accounts payable	(410)	(131)
Accrued expenses	298	(252)
Deferred credits and noncurrent liabilities	69	4

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	1,737	3,949
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	196	683

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,933	4,632
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(2,987)	(4,369)
Leasehold and property acquisitions	(128)	(112)
Additions to gas gathering, transmission, and processing facilities	(94)	(345)
Proceeds from sale of Deepwater Gulf of Mexico assets	—	1,367
Restricted cash related to divestitures	—	(1,367)
Proceeds from sale of Kitimat LNG	854	—
Proceeds from sale of other oil and gas properties	119	381
Other, net	(67)	(33)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(2,303)	(4,478)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	4,335	(13)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,032	(4,491)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	(1,570)	(1)
Distributions to noncontrolling interest	(40)	(66)
Dividends paid	(189)	(176)
Treasury stock activity, net	—	(1,263)
Other	15	25

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(1,784)	(1,481)
NET CASH USED IN DISCONTINUED OPERATIONS	—	(42)

NET CASH USED IN FINANCING ACTIVITIES	(1,784)	(1,523)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,181	(1,382)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	769	1,906

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,950	$524

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$110	$62
Income taxes paid, net of refunds	218	781

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2015	December 31, 2014
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,950	$769
Receivables, net of allowance	1,589	2,024
Inventories	629	708
Drilling advances	193	388
Assets held for sale	—	1,628
Deferred tax asset	84	769
Prepaid assets and other	48	129

	5,493	6,415

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	84,627	89,852
Unproved properties and properties under development, not being amortized	5,233	7,014
Gathering, transmission and processing facilities	4,299	5,440
Other	1,084	1,152

	95,243	103,458
Less: Accumulated depreciation, depletion, and amortization	(66,928)	(55,382)

	28,315	48,076

OTHER ASSETS:
Deferred charges and other	1,504	1,461

	$35,312	$55,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$710	$1,210
Other current liabilities (Note 3)	1,673	2,454

	2,383	3,664

LONG-TERM DEBT	9,676	11,245

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	2,644	9,499
Asset retirement obligation	2,534	3,048
Other	320	359

	5,498	12,906

COMMITMENTS AND CONTINGENCIES (Note 7)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 411,169,515 and 409,706,347 shares issued, respectively	257	256
Paid-in capital	12,483	12,438
Retained earnings	5,809	16,249
Treasury stock, at cost, 33,181,176 and 33,201,455 shares, respectively	(2,889)	(2,890)
Accumulated other comprehensive loss	(116)	(116)

APACHE SHAREHOLDERS’ EQUITY	15,544	25,937
Noncontrolling interest	2,211	2,200

TOTAL EQUITY	17,755	28,137

	$35,312	$55,952

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CHANGES IN EQUITY

(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	APACHE SHAREHOLDERS’ EQUITY	Non Controlling Interest	TOTAL EQUITY
BALANCE AT DECEMBER 31, 2013	$255	$12,251	$22,032	$(1,027)	$(115)	$33,396	$1,997	$35,393
Net income	—	—	741	—	—	741	206	947
Distributions to noncontrolling interest	—	—	—	—	—	—	(66)	(66)
Commodity hedges, net of tax	—	—	—	—	(1)	(1)	—	(1)
Common dividends ($0.50 per share)	—	—	(192)	—	—	(192)	—	(192)
Common stock activity, net	1	(25)	—	—	—	(24)	—	(24)
Treasury stock activity, net	—	(1)	—	(1,263)	—	(1,264)	—	(1,264)
Compensation expense	—	99	—	—	—	99	—	99

BALANCE AT JUNE 30, 2014	$256	$12,324	$22,581	$(2,290)	$(116)	$32,755	$2,137	$34,892

BALANCE AT DECEMBER 31, 2014	$256	$12,438	$16,249	$(2,890)	$(116)	$25,937	$2,200	$28,137
Net income (loss)	—	—	(10,251)	—	—	(10,251)	51	(10,200)
Distributions to noncontrolling interest	—	—	—	—	—	—	(40)	(40)
Common dividends ($0.50 per share)	—	—	(189)	—	—	(189)	—	(189)
Other	1	45	—	1	—	47	—	47

BALANCE AT JUNE 30, 2015	$257	$12,483	$5,809	$(2,889)	$(116)	$15,544	$2,211	$17,755

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

The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-period presentation. During the second quarter of 2015, Apache completed the sale of its Australian LNG business and oil and gas assets. In March 2014, Apache also completed the sale of all of its operations in Argentina. Results of operations and consolidated cash flows for the divested Australia assets and Argentina operations are reflected as discontinued operations in the Company’s financial statements for all periods presented. For more information regarding these divestitures, please refer to Note 2–Acquisitions and Divestitures.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2015, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Additional depreciation, depletion, and amortization” (DD&A) in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. In the second quarter of 2015, the Company recorded $4.3 billion ($2.8 billion net of tax), $835 million ($617 million net of tax), and $663 million ($331 million net of tax) in non-cash write-downs of the carrying value of the Company’s U.S., Canada, and North Sea proved oil and gas properties, respectively. In the first quarter of 2015, the Company recorded $5.3 billion ($3.4 billion net of tax), $1.4 billion ($1.0 billion net of tax), and $632 million ($316 million net of tax) in non-cash write-downs of the carrying value of the Company’s U.S., Canada, and North Sea proved oil and gas properties, respectively. In the second quarter of 2014, the Company recorded a $203 million ($77 million net of tax) non-cash write-down of the carrying value of the Company’s North Sea proved oil and gas properties.

New Pronouncements Issued But Not Yet Adopted

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, which simplifies the presentation of debt issuance costs. The new standard requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability, whereas they are currently being presented as a component of “deferred charges and other” on the balance sheet. The new standard creates consistency in the way debt issuance costs and debt discounts are presented on the balance sheet and better aligns U.S. GAAP with International Financial Reporting Standards (IFRS). ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company will apply the change retrospectively and does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09. The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The guidance requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB announced a delay in the effective date of the revenue standard by one year. The deferral results in the new revenue standard being effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company is currently evaluating the level of effort needed to implement the standard, the impact of adopting this standard on its consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

2. ACQUISITIONS AND DIVESTITURES

2015 Activity

Canada Divestiture

In April 2015, Apache completed the previously disclosed sale of its 50 percent interest in the Kitimat LNG project and related upstream acreage in the Horn River and Liard natural gas basins to Woodside Petroleum Limited (Woodside). Proceeds at closing were $854 million, of which approximately $345 million were associated with LNG assets and $510 million were associated with upstream assets. The proceeds are subject to customary post-closing adjustments.

The Kitimat LNG assets were impaired in the fourth quarter of 2014 and classified as held for sale on the consolidated balance sheet as of December 31, 2014. No material gain or loss was recognized for the LNG assets upon completion of the sale. No gain or loss was recognized on the sale of the upstream assets. In accordance with full cost accounting rules, sales of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves.

Australia Divestitures

Woodside Sale In April 2015, Apache completed the previously disclosed sale of the Wheatstone LNG project and associated upstream oil and gas assets to Woodside. Proceeds at closing were $2.8 billion, of which approximately $1.4 billion were associated with LNG assets and $1.4 billion were associated with the upstream assets. The proceeds are subject to customary post-closing adjustments.

The Wheatstone LNG assets were impaired in the fourth quarter of 2014 and classified as held for sale on the consolidated balance sheet as of December 31, 2014. No material gain or loss was recognized on the ultimate disposal of the LNG project. A loss of approximately $922 million was recognized on the sale of the Australian upstream assets.

Consortium Sale In June 2015, Apache completed the previously disclosed sale of its Australian subsidiary Apache Energy Limited (AEL) to a consortium of private equity funds managed by Macquarie Capital Group Limited and Brookfield Asset Management Inc. Total proceeds of $1.9 billion include customary, post-closing adjustments for the period between the effective date, October 1, 2014, and closing. A loss of approximately $1.3 billion was recognized for the sale of AEL.

Upon closing of the sale of substantially all Australian operations, the associated results of operations for the divested Australian assets and the losses on disposal were classified as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q. The carrying amounts of the major classes of consolidated assets and liabilities associated with the Australia dispositions were as follows:

December 31,
2014
ASSETS
Current assets	$1,992
Net property and equipment	6,516

Total assets	$8,508

LIABILITIES
Current liabilities	$606
Asset retirement obligations	517
Non-current deferred tax liability	922
Other long-term liabilities	33

Total liabilities	$2,078

Sales and other operating revenues and loss from discontinued operations related to the Australia dispositions were as follows:

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Revenues and other from discontinued operations	$101	$195	$288	$482

Loss on Woodside sale	$(922)	$—	$(922)	$—
Loss on Consortium sale	(1,329)	—	(1,329)	—
Income (loss) from divested Australian operations	(11)	68	24	217
Income tax benefit (expense)	1,530	(12)	1,363	(60)

Income (loss) from Australian discontinued operations, net of tax	$(732)	$56	$(864)	$157

Leasehold and Property Acquisitions

During the second quarter and first six months of 2015, Apache completed $36 million and $128 million, respectively, of leasehold and property acquisitions primarily in our North America onshore regions.

Transaction, Reorganization, and Separation Costs

During the second quarter and first six months of 2015, Apache recorded $66 million and $120 million, respectively, in costs related to various asset transactions, company reorganization, and employee separation costs.

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

Argentina Divestiture

On March 12, 2014, Apache’s subsidiaries completed the sale of all of the Company’s operations in Argentina to YPF Sociedad Anónima for cash consideration of $800 million plus the assumption of $52 million of bank debt as of June 30, 2013. The results of operations during 2014 related to Argentina have been classified as discontinued operations in this Quarterly Report on Form 10-Q. The 2014 loss from Argentina discontinued operations of $517 million is included in “Net income (loss) from discontinued operations, net of tax” on the Consolidated Statement of Operations.

	For the Six Months Ended
	June 30,
	2015	2014
	(In millions)
Revenues and other from discontinued operations	$—	$87

Loss from Argentina divestiture	—	(539)
Loss from operations in Argentina	—	(1)
Income tax benefit	—	23

Loss from discontinued operations, net of tax	$—	$(517)

Leasehold and Property Acquisitions

During the second quarter and first six months of 2014, Apache completed $64 million and $112 million, respectively, of leasehold and property acquisitions primarily in our North America onshore regions.

Transaction, Reorganization, and Separation Costs

During the second quarter and first six months of 2014, Apache recorded $14 million and $32 million, respectively, in costs related to various asset transactions, company reorganization, and employee separation costs.

3. OTHER CURRENT LIABILITIES

The following table provides detail of our other current liabilities:

	June 30, 2015	December 31, 2014
	(In millions)
Accrued operating expenses	$140	$163
Accrued exploration and development	682	1,606
Accrued compensation and benefits	150	204
Accrued interest	155	160
Accrued income taxes	352	54
Current asset retirement obligation	28	37
Other	166	230

Total Other current liabilities	$1,673	$2,454

4. ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the six-month period ended June 30, 2015:

(In millions)
Asset retirement obligation at December 31, 2014	$3,085
Liabilities incurred	47
Liabilities divested	(619)
Liabilities settled	(67)
Accretion expense	85
Revisions in estimated liabilities	31

Asset retirement obligation at June 30, 2015	2,562
Less current portion	(28)

Asset retirement obligation, long-term	$2,534

Accretion expense for 2015 includes Australia discontinued operations of $13 million, which is included in “Net income (loss) from discontinued operations, net of tax” on the Consolidated Statement of Operations.

5. DEBT AND FINANCING COSTS

The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Commercial paper and committed bank facilities	—	—	1,570	1,570
Notes and debentures	9,676	9,885	9,675	9,944

Total Debt	$9,676	$9,885	$11,245	$11,514

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

In June 2015, the Company entered into a $3.5 billion five-year revolving credit facility which matures in June 2020. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its commercial paper program. In connection with entry into the $3.5 billion facility, Apache terminated existing credit facilities totaling $5.3 billion.

The Company has available a $3.5 billion commercial paper program which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. At June 30, 2015, the Company had no outstanding commercial paper.

On July 30, 2015, the Company gave notice to fully redeem its $500 million 5.625% notes due in 2017 and its $400 million 1.75% notes due in 2017 on September 1, 2015. The notes are being redeemed pursuant to the provisions of each respective note’s indenture using cash on hand.

Financing Costs, Net

The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)
Interest expense	$123	$124	$251	$248
Amortization of deferred loan costs	2	1	4	3
Capitalized interest	(59)	(72)	(117)	(150)
Interest income	(3)	(1)	(5)	(4)

Financing costs, net	$63	$52	$133	$97

6. INCOME TAXES

The Company estimates its annual effective income tax rate for continuing operations in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Non-cash write-downs of the carrying value of the Company’s proved oil and gas properties, statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

During the second quarter of 2015 Apache’s effective tax rate was primarily impacted by an increase in the amount of valuation allowances. The Company repatriated the majority of net cash proceeds from the Kitimat LNG project and Australia divestitures and is now positioned to efficiently repatriate future foreign earnings. The Company utilized an existing deferred tax asset related to net operating losses to offset a portion of the taxable income from the repatriated proceeds. In addition, the Company established a deferred tax asset related to the creditable foreign taxes that accompanied the repatriated proceeds. Management has assessed the potential to utilize foreign tax credit carryforwards and has determined that more likely than not a portion of this deferred tax asset will not be realized. Accordingly the Company recorded tax expense of $853 million related to an increase in valuation allowance associated with the foreign tax credit carryforward.

Apache’s year-to-date effective tax rate is primarily driven by the impact described above, and an increase in the valuation allowance on Canadian deferred tax assets, partially offset by the first quarter deferred tax benefit from the previously announced U.K. tax rate change.

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of June 30, 2015, the Company has an accrued liability of approximately $15 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

For additional information on each of the Legal Matters described below, please see Note 8—Commitments and Contingencies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Argentine Environmental Claims and Argentina Tariff

No material change in the status of the YPF Sociedad Anónima and Pioneer Natural Resources Company indemnities matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2014 fiscal year.

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

In a case captioned State of Louisiana and the Cameron Parish School Board v. Apache Corporation et al., Docket No. 10-18672, in the 38th Judicial District Court, Parish of Cameron, State of Louisiana, plaintiffs allege that defendants’ oil and gas exploration and production activities contaminated plaintiffs’ property. Plaintiffs claim damages in the range of $7 million to $96 million, depending upon the extent of any remediation that may be ordered. Apache, a defendant in the case, acquired its interest in the oil and gas operations on plaintiffs’ property from the former operator, defendant Davis Oil Company, and subsequently sold the interest to defendant Wagner Oil Company (Wagner). Apache claims indemnity from Wagner. The case is set for trial in November 2015. While an adverse judgment against Apache might be possible, Apache disagrees with plaintiffs’ damage models and will vigorously oppose the claims.

In respect of three lawsuits filed by the Parish of Plaquemines against the Company and other oil and gas producers in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana (captioned Parish of Plaquemines v. Rozel Operating Company et al., Docket No. 60-996; Parish of Plaquemines v. Apache Oil Corporation et al., Docket No. 61-000; and Parish of Plaquemines v. HHE Energy Company et al., Docket No. 60-983), defendants filed notices to remove the cases to the United States District Court for the Eastern District of Louisiana, civil action Nos. 13-6722, 13-6711, and 13-6735. Plaintiff’s motions to remand have been granted.

No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2014 fiscal year.

Australia Gas Pipeline Force Majeure

In 2008, Company subsidiaries reported a pipeline explosion that interrupted deliveries of natural gas in Australia to customers under various long-term contracts. The civil lawsuits concerning the pipeline explosion, all of which were filed in the Supreme Court of Western Australia, have been resolved fully and dismissed on confidential terms, including for an exchange of consideration that is not material to Apache. The lawsuits are described in Apache’s Annual Report on Form 10-K for its 2014 fiscal year. On April 10, 2015, the court dismissed the lawsuits filed by plaintiffs Alcoa (Civ. 1481 of 2011), Barrick (Civ. 2656 of 2013), EDL LNG (Civ. 1751 of 2014), and Yara (Civ. 1742 of 2014). On April 9, 2015, plaintiffs Harvey (Civ. 1749 of 2014), Iluka (Civ. 1748 of 2014), Newmont (Civ. 1727 of 2014), and Wesfarmers (Civ. 1740 of 2014) discontinued their lawsuits, which were never served on the Apache defendants. All matters relating to the Australia gas pipeline force majeure are concluded.

Apollo Exploration Lawsuit

In a second amended petition filed on February 27, 2015, in a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs allege damages in excess of $1.1 billion relating to certain purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. Apache believes that plaintiffs’ claims lack merit, and further that plaintiffs’ alleged damages are grossly inflated. Apache will vigorously oppose the claims.

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

In the cases captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653 and Pankaj Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2012 01995, in the Supreme Court of Victoria, trial is set to commence in March 2016. Certain Oswal-related proceedings (in which neither the Company nor its subsidiaries are parties) have been cross-vested with these proceedings. The Company and its subsidiaries believe that plaintiffs’ claims lack merit and will vigorously oppose them. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2014 fiscal year.

Environmental Matters

As of June 30, 2015, the Company had an undiscounted reserve for environmental remediation of approximately $62 million. The Company is not aware of any environmental claims existing as of June 30, 2015, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

With respect to the June 1, 2013, leak of produced water from a below ground pipeline in the Zama Operations area in northern Alberta, the Alberta Energy Regulator has completed its investigation of the incident and issued an administrative penalty to Apache Canada Ltd. in the amount of $16,500 CAD. It is possible that additional discharges in Apache Canada Ltd. operating areas, including in the Zama Operations area, could result in additional government fines or sanction.

No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2014 fiscal year.

LNG Divestiture Dispute

In respect of the purchase by Woodside of the Wheatstone and Kitimat LNG projects and accompanying upstream oil and gas reserves from the Company and its subsidiaries, the base purchase price is subject to adjustment in accordance with the terms of the applicable sale and purchase agreement. Woodside has notified the Company and its subsidiaries that it seeks purchase price adjustments in the net amounts of $175 million (for working capital adjustments) and $214 million (for all other adjustments). To the extent the parties are unable to resolve their differences, the dispute will be referred to an independent accounting expert for final determination under the terms of the applicable sale and purchase agreement. The Company believes that under the terms of the sale and purchase agreements, Woodside’s requests for payment of purchase price adjustments lack merit; therefore, the Company has not recorded a liability associated with this dispute.

8. CAPITAL STOCK

Net Income (Loss) per Common Share

A reconciliation of the components of basic and diluted net income (loss) per common share for the quarters and six-month periods ended June 30, 2015, and 2014 is presented in the table below.

	For the Quarter Ended June 30,
	2015			2014
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) from continuing operations	$(4,868)	378	$(12.89)	$449	385	$1.17
Income (loss) from discontinued operations	(732)	378	(1.94)	56	385	0.14

Income (loss) attributable to common stock	$(5,600)	378	$(14.83)	$505	385	$1.31

Effect of Dilutive Securities:
Stock options and other	—	—		—	2
Diluted:
Income (loss) from continuing operations	$(4,868)	378	$(12.89)	$449	387	$1.17
Income (loss) from discontinued operations	(732)	378	(1.94)	56	387	0.14

Income (loss) attributable to common stock	$(5,600)	378	$(14.83)	$505	387	$1.31

	For the Six Months Ended June 30,
	2015			2014
	Loss	Shares	Per Share	Income (loss)	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) from continuing operations	$(9,387)	377	$(24.88)	$1,101	390	$2.83
Loss from discontinued operations	(864)	377	(2.29)	(360)	390	(0.93)

Income (loss) attributable to common stock	$(10,251)	377	$(27.17)	$741	390	$1.90

Effect of Dilutive Securities:
Stock options and other	—	—		—	2
Diluted:
Income (loss) from continuing operations	$(9,387)	377	$(24.88)	$1,101	392	$2.82
Loss from discontinued operations	(864)	377	(2.29)	(360)	392	(0.93)

Income (loss) attributable to common stock	$(10,251)	377	$(27.17)	$741	392	$1.89

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 8.3 million and 3.2 million for the quarters ended June 30, 2015 and 2014, respectively, and 8.3 million and 5 million for the six months ended June 30, 2015, and 2014, respectively.

Common and Preferred Stock Dividends

For the quarters ended June 30, 2015, and 2014, Apache paid $95 million and $97 million, respectively, in dividends on its common stock. For the six months ended June 30, 2015, and 2014, Apache paid $189 million and $176 million, respectively.

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

9. BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At June 30, 2015, the Company had production in four countries: the United States, Canada, Egypt, and the United Kingdom (U.K.) North Sea. Apache also pursues exploration interests in other countries that may, over time, result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United				Other
	States	Canada	Egypt(1)	North Sea	International	Total(3)
	(In millions)
For the Quarter Ended June 30, 2015
Oil and Gas Production Revenues	$767	$138	$664	$383	$—	$1,952

Operating Income (Loss)(2)	$(4,224)	$(886)	$214	$(581)	$—	$(5,477)

Other Income (Expense):
Other						25
General and administrative						(111)
Transaction, reorganization, and separation costs						(66)
Financing costs, net						(63)

Loss Before Income Taxes						$(5,692)

For the Six Months Ended June 30, 2015
Oil and Gas Production Revenues	$1,427	$271	$1,196	$696	$—	$3,590

Operating Income (Loss)(2)	$(9,546)	$(2,314)	$318	$(1,245)	$—	$(12,787)

Other Income (Expense):
Other						17
General and administrative						(193)
Transaction, reorganization, and separation costs						(120)
Financing costs, net						(133)

Loss Before Income Taxes						$(13,216)

Total Assets	$18,615	$3,585	$7,679	$4,838	$595	$35,312

For the Quarter Ended June 30, 2014
Oil and Gas Production Revenues	$1,529	$293	$989	$660	$—	$3,471

Operating Income (Loss)(2)	$679	$47	$585	$(39)	$—	$1,272

Other Income (Expense):
Derivative instrument gains (losses), net						(174)
Other						(8)
General and administrative						(113)
Transaction, reorganization, and separation costs						(14)
Financing costs, net						(52)

Income Before Income Taxes						$911

For the Six Months Ended June 30, 2014
Oil and Gas Production Revenues	$3,034	$611	$1,939	$1,278	$—	$6,862

Operating Income(2)	$1,342	$119	$1,121	$144	$—	$2,726

Other Income (Expense):
Derivative instrument gains (losses), net						(194)
Other						9
General and administrative						(221)
Transaction, reorganization, and separation costs						(32)
Financing costs, net						(97)

Income Before Income Taxes						$2,191

Total Assets	$31,547	$6,842	$7,264	$6,713	$534	$52,900

(1)	Includes a noncontrolling interest in Egypt.
(2)	Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion, and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. The operating income (loss) of U.S., Canada, and North Sea for the second quarter of 2015 includes non-cash write-downs of each region’s carrying value of oil and gas properties of $4.3 billion, $835 million and $663 million, respectively. For the first six months of 2015, operating income (loss) of U.S., Canada, and North Sea include non-cash write-downs of each region’s carrying value of oil and gas properties of $9.6 billion, $2.2 billion, and $1.3 billion, respectively. North Sea’s operating income (loss) for the second quarter and first six months of 2014 includes a $203 million non-cash write-down of the carrying value of oil and gas properties.
(3)	Amounts for 2014 have been restated to exclude Argentina and Australia discontinued operations. Total Assets for the 2014 periods also excludes $8.3 million of divested Australian assets.

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

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 30, 2015

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$434	$—	$1,518	$—	$1,952
Equity in net income of affiliates	(1,987)	(393)	(1)	2,381	—
Other	(10)	12	4	19	25

	(1,563)	(381)	1,521	2,400	1,977

OPERATING EXPENSES:
Depreciation, depletion, and amortization	4,346	—	2,476	—	6,822
Asset retirement obligation accretion	3	—	33	—	36
Lease operating expenses	108	—	359	—	467
Gathering and transportation	7	—	42	—	49
Taxes other than income	33	—	22	—	55
General and administrative	74	—	18	19	111
Transaction, reorganization, and separation costs	66	—	—	—	66
Financing costs, net	71	11	(19)	—	63

	4,708	11	2,931	19	7,669

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,271)	(392)	(1,410)	2,381	(5,692)
Provision (benefit) for income taxes	(843)	2	(19)	—	(860)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(5,428)	(394)	(1,391)	2,381	(4,832)
Net income (loss) from discontinued operations, net of tax	(172)	—	(560)	—	(732)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(5,600)	(394)	(1,951)	2,381	(5,564)
Net income attributable to noncontrolling interest	—	—	36	—	36

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(5,600)	$(394)	$(1,987)	$2,381	$(5,600)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(5,600)	$(394)	$(1,987)	$2,381	$(5,600)

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended June 30, 2014

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$895	$—	$2,576	$—	$3,471
Equity in net income (loss) of affiliates	491	24	11	(526)	—
Derivative instrument gains (losses), net	(125)	—	(49)	—	(174)
Other	(69)	13	44	4	(8)

	1,192	37	2,582	(522)	3,289

OPERATING EXPENSES:
Depreciation, depletion, and amortization	356	—	1,002	—	1,358
Asset retirement obligation accretion	8	—	30	—	38
Lease operating expenses	121	—	439	—	560
Gathering and transportation	14	—	52	—	66
Taxes other than income	47	—	130	—	177
General and administrative	96	—	13	4	113
Transaction, reorganization, and separation costs	14	—	—	—	14
Financing costs, net	41	10	1	—	52

	697	10	1,667	4	2,378

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	495	27	915	(526)	911
Provision (benefit) for income taxes	(10)	(8)	372	—	354

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	505	35	543	(526)	557
Net income from discontinued operations, net of tax	—	—	56	—	56

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	505	35	599	(526)	613
Net income attributable to noncontrolling interest	—	—	108	—	108

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$505	$35	$491	$(526)	$505

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$505	$35	$491	$(526)	$505

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2015

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$799	$—	$2,791	$—	$3,590
Equity in net income (loss) of affiliates	(3,072)	(1,047)	—	4,119	—
Other	(50)	26	22	19	17

	(2,323)	(1,021)	2,813	4,138	3,607

OPERATING EXPENSES:
Depreciation, depletion, and amortization	9,845	—	5,279	—	15,124
Asset retirement obligation accretion	7	—	65	—	72
Lease operating expenses	232	—	716	—	948
Gathering and transportation	16	—	89	—	105
Taxes other than income	67	—	61	—	128
General and administrative	138	—	36	19	193
Transaction, reorganization, and separation costs	120	—	—	—	120
Financing costs, net	123	21	(11)	—	133

	10,548	21	6,235	19	16,823

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,871)	(1,042)	(3,422)	4,119	(13,216)
Provision (benefit) for income taxes	(2,792)	5	(1,093)	—	(3,880)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(10,079)	(1,047)	(2,329)	4,119	(9,336)
Net loss from discontinued operations, net of tax	(172)	—	(692)	—	(864)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(10,251)	(1,047)	(3,021)	4,119	(10,200)
Net income attributable to noncontrolling interest	—	—	51	—	51

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(10,251)	$(1,047)	$(3,072)	$4,119	$(10,251)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(10,251)	$(1,047)	$(3,072)	$4,119	$(10,251)

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2014

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,787	$—	$5,075	$—	$6,862
Equity in net income (loss) of affiliates	744	53	4	(801)	—
Derivative instrument gains (losses), net	(145)	—	(49)	—	(194)
Other	(73)	27	52	3	9

	2,313	80	5,082	(798)	6,677

OPERATING EXPENSES:
Depreciation, depletion, and amortization	684	—	1,774	—	2,458
Asset retirement obligation accretion	15	—	61	—	76
Lease operating expenses	249	—	859	—	1,108
Gathering and transportation	28	—	108	—	136
Taxes other than income	126	—	232	—	358
General and administrative	189	—	29	3	221
Transaction, reorganization, and separation costs	30	—	2	—	32
Financing costs, net	73	20	4	—	97

	1,394	20	3,069	3	4,486

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	919	60	2,013	(801)	2,191
Provision for income taxes	52	2	830	—	884

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	867	58	1,183	(801)	1,307
Net loss from discontinued operations, net of tax	(127)	—	(233)	—	(360)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	740	58	950	(801)	947
Net income attributable to noncontrolling interest	—	—	206	—	206

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$740	$58	$744	$(801)	$741

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$739	$58	$744	$(801)	$740

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our Statement of Consolidated Comprehensive Income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2015

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$192	$(21)	$1,566	$—	$1,737
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	196	—	196

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	192	(21)	1,762	—	1,933
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,222)	—	(1,765)	—	(2,987)
Leasehold and property acquisitions	(124)	—	(4)	—	(128)
Additions to gas gathering, transmission, and processing facilities	(24)	—	(70)	—	(94)
Proceeds from sale of Kitimat LNG	—	—	854	—	854
Proceeds from sale of other oil and gas properties	4	—	115	—	119
Investment in subsidiaries, net	82	—	—	(82)	—
Other	(16)	—	(51)	—	(67)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(1,300)	—	(921)	(82)	(2,303)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	4,335	—	4,335

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,300)	—	3,414	(82)	2,032
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	(1,570)	—	—	—	(1,570)
Intercompany borrowings	4,551	(10)	(4,623)	82	—
Distributions to noncontrolling interest	—	—	(40)	—	(40)
Dividends paid	(189)	—	—	—	(189)
Treasury stock activity, net	—	—	—	—	—
Other	2	31	(18)	—	15

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	2,794	21	(4,681)	82	(1,784)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,794	21	(4,681)	82	(1,784)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,686	—	495	—	2,181
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	267	—	502	—	769

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,953	$—	$997	$—	$2,950

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2014

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$70	$(33)	$3,912	$—	$3,949
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	683	—	683

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	70	(33)	4,595	—	4,632
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,625)	—	(2,744)	—	(4,369)
Leasehold and property acquisitions	(83)	—	(29)	—	(112)
Additions to gas gathering, transmission, and processing facilities	(2)	—	(343)	—	(345)
Proceeds from sale of Deepwater Gulf of Mexico assets	1,367	—	—	—	1,367
Restricted cash related to divestitures	(1,367)	—	—	—	(1,367)
Proceeds from sale of other oil and gas properties	69	—	312	—	381
Investment in subsidiaries, net	2,899	—	—	(2,899)	—
Other	(35)	—	2	—	(33)

NET CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES	1,223	—	(2,802)	(2,899)	(4,478)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(13)	—	(13)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,223	—	(2,815)	(2,899)	(4,491)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	—	—	(1)	—	(1)
Intercompany borrowings	—	11	(2,909)	2,898	—
Distributions to noncontrolling interest	—	—	(66)	—	(66)
Dividends paid	(176)	—	—	—	(176)
Treasury stock activity, net	(1,263)	—	—	—	(1,263)
Other	—	19	5	1	25

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(1,439)	30	(2,971)	2,899	(1,481)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(42)	—	(42)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,439)	30	(3,013)	2,899	(1,523)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(146)	(3)	(1,233)	—	(1,382)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155	3	1,748	—	1,906

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$—	$515	$—	$524

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2015

			All Other
		Apache	Subsidiaries
	Apache	Finance	of Apache	Reclassifications
	Corporation	Canada	Corporation	& Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,953	$—	$997	$—	$2,950
Receivables, net of allowance	470	—	1,119	—	1,589
Inventories	38	—	591	—	629
Drilling advances	17	1	175	—	193
Deferred tax asset	72	—	12	—	84
Prepaid assets and other	22	—	26	—	48
Intercompany receivable	5,420	—	—	(5,420)	—

	7,992	1	2,920	(5,420)	5,493

PROPERTY AND EQUIPMENT, NET	5,096	—	23,219	—	28,315

OTHER ASSETS:
Intercompany receivable	—	—	691	(691)	—
Equity in affiliates	21,663	149	452	(22,264)	—
Deferred charges and other	176	1,000	1,328	(1,000)	1,504

	$34,927	$1,150	$28,610	$(29,375)	$35,312

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$449	$—	$261	$—	$710
Other current liabilities	838	1	834	—	1,673
Intercompany payable	—	—	5,420	(5,420)	—

	1,287	1	6,515	(5,420)	2,383

LONG-TERM DEBT	9,378	298	0	—	9,676

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	691	—	—	(691)	—
Income taxes	502	—	2,142	—	2,644
Asset retirement obligation	220	—	2,314	—	2,534
Other	7,305	250	(6,235)	(1,000)	320

	8,718	250	(1,779)	(1,691)	5,498

COMMITMENTS AND CONTINGENCIES APACHE SHAREHOLDERS’ EQUITY	15,544	601	21,663	(22,264)	15,544
Noncontrolling interest	—	—	2,211	—	2,211

TOTAL EQUITY	15,544	601	23,874	(22,264)	17,755

	$34,927	$1,150	$28,610	$(29,375)	$35,312

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

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops and produces natural gas, crude oil, and natural gas liquids. The Company has exploration and production interests in four countries: the United States (U.S.), Canada, Egypt, and the United Kingdom (U.K.) North Sea. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

This discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our 2014 fiscal year. Results of operations and consolidated cash flows for our divested Australia assets and Argentina operations are reflected as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q.

Strategic Overview

The Company’s strategic outlook and foundation for growth are based on our core producing asset base and large undeveloped acreage positions. We believe our holdings provide for growth through sustainable lower-risk drilling opportunities onshore in North America, balanced by higher-risk, higher-reward exploration in Egypt, the North Sea, and other offshore areas. We closely monitor drilling and acquisition cost trends in each of our core areas relative to product prices and, when appropriate, adjust our capital budgets accordingly and allocate funds to projects based on expected value. We do this through a disciplined and focused process that includes analyzing current economic conditions, projected rate of return on internally generated drilling inventories, and opportunities for tactical acquisitions or leasehold purchases that add substantial drilling prospects or, occasionally, provide access to new core areas that could enhance our portfolio.

Over the last five years, Apache has increasingly focused on its North American onshore resource base. Recent drilling success and the acquisition of acreage positions across North America add to our robust drilling inventory in the Permian Basin and other key onshore operating areas. As part of our strategy, this quarter we completed the sales of our Kitimat and Wheatstone LNG projects and our upstream assets in Australia. The Company believes our current portfolio, which includes a significant onshore North America resource base coupled with Brent-linked, free cash flow generating assets in the North Sea and Egypt, provides flexibility in capital allocation and a platform for sustainable growth in a volatile commodity price environment.

In response to the significant drop in commodity prices in late 2014, we moved quickly and decisively on matters within our control: capital spending, overhead, and lease operating costs. We significantly reduced capital spending in 2015; however, we are prepared to ramp up activity when commodity prices and service costs realign. We have also taken steps to reduce our operating cost structure, including organizational changes to better integrate our human resources. As part of these efforts, we streamlined our organizational structure and are in the process of closing our regional office in Tulsa, Oklahoma. By the end of 2015, we will have consolidated our corporate and Houston region employee bases into a single location, which we believe will foster increased collaboration and communication as well as accelerate technology development and transfer among our core asset teams.

The decline in the price of oil and natural gas at the end of 2014 and during the first half of 2015 was dramatic; however, we believe this low price environment will provide future growth opportunities for companies that move aggressively to reduce spending and maintain a strong balance sheet position.

Financial Highlights

Results for the quarter and six months ended June 30, 2015, include:

•	Average daily equivalent production increased 7 percent for both the quarter and six months when compared to the prior-year periods adjusted for asset divestitures.

•	Liquids production for the second quarter of 2015 averaged 365 Mboe per day (Mboe/d), with crude oil representing 83 percent of total liquids production. Liquids production, adjusted for asset divestitures, increased 8 percent from both the second quarter and first six months of 2014.

•	Oil and gas production revenues for the second quarter and first six months of 2015 totaled $2.0 billion and $3.6 billion, respectively, down 44 and 48 percent from respective prior-year periods, reflecting the significant decrease in realized commodity prices.

•	For the second quarter, Apache reported a loss from continuing operations of $4.9 billion, or $12.89 per diluted common share, compared with earnings of $449 million, or $1.17 per diluted share in the second quarter of 2014. The current period loss included after-tax charges for a ceiling test impairment of $3.7 billion.

•	For the first half of 2015, Apache reported a loss from continuing operations of $9.4 billion or $24.88 per diluted share, compared with earnings of $1.1 billion, or $2.82 per diluted share, respectively, for the prior year period. The loss for 2015 includes after-tax write-downs of oil and gas properties in the U.S., Canada, and U.K. North Sea totaling $8.4 billion.

•	Net cash provided by continuing operating activities totaled $1.7 billion for the first half of 2015, compared to $3.9 billion in the comparable prior-year period, reflecting a significant decline in commodity prices.

•	The proceeds received from asset divestments enabled us to reduce total debt 21 percent during the quarter, to $9.7 billion, and exit the quarter with $3 billion in cash. We have also initiated steps to pay off $900 million of outstanding 2017 bonds.

Operational Developments

Our internally generated exploration and drilling opportunities provide the foundation for our growth. Highlights of our 2015 drilling successes and other operational developments are discussed below.

North America

•	North America onshore production in the second quarter and first six months of 2015 of 317 Mboe/d and 312 Mboe/d, respectively, represents 56 percent of Apache’s total worldwide production for each respective period.

•	Onshore oil production during the second quarter of 2015 decreased 2 percent from the prior-year quarter; however, production was up 7 percent when excluding volumes from 2014 divestitures. This production performance is notable given that Apache reduced its North American onshore exploration and development capital spending by 68 percent in the second quarter of 2015 compared to the prior-year quarter.

•	Production from the Permian Basin region, which accounts for more than half of Apache’s total onshore North American production, increased 8 percent in the second quarter of 2015 compared to the second quarter of 2014. The increase in production was achieved despite a 75 percent reduction in exploration and development capital spending in the second quarter of 2015 compared to the prior-year quarter.

International and Offshore

•	In Egypt, second quarter 2015 gross production of 349 Mboe/d was down slightly compared to the second quarter of 2014 as strong growth in higher margin oil production was offset by a decline in low margin natural gas production. Gross oil production of 203 thousand barrels of oil per day (Mb/d) was up 3 percent compared to the 2014 second quarter as Apache continued to successfully delineate the Ptah and Berenice oil discoveries. Gross production from the Ptah and Berenice fields achieved a combined daily peak rate of more than 22 Mb/d.

•	Apache drilled 8 wells in the North Sea during the second quarter of 2015 with a 90 percent success rate. Production of 69 Mboe/d was down approximately 3 Mboe/d a result of annual platform maintenance programs that are typically performed during the third quarter. Excluding the associated downtime, North Sea production in the second quarter was approximately flat compared to the second quarter of 2014.

•	During the second quarter of 2015, Apache completed the previously disclosed sale of its 50 percent interest in the Kitimat LNG project in Canada, along with the associated upstream oil and gas assets, to Woodside Petroleum Limited (Woodside) for total proceeds of approximately $854 million. Proceeds include reimbursement of Apache’s net expenditure in the project, changes in working capital and other contractual adjustments between the effective date, July 1, 2014, and closing.

•	Apache completed the sale of the Wheatstone LNG project and associated upstream oil and gas assets in Australia to Woodside for total proceeds of $2.8 billion during the second quarter of 2015. Proceeds include reimbursement of Apache’s net expenditure in the project, changes in working capital, and other contractual adjustments between the effective date, July 1, 2014, and closing.

•	Also in the second quarter of 2015, Apache completed the sale of its Australian subsidiary Apache Energy Limited (AEL) to a consortium of private equity funds managed by Macquarie Capital Group Limited and Brookfield Asset Management Inc. for cash consideration of $1.9 billion which includes customary, post-closing adjustments. The effective date of the sale is October 1, 2014.

Results of Operations

Oil and Gas Revenues

The table below presents revenues by geographic region and each region’s percent contribution to revenues for 2015 and 2014.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
	$	%	$	%	$	%	$	%
	Value	Contribution	Value	Contribution	Value	Contribution	Value	Contribution
	($ in millions)
Total Oil Revenues:
United States	$627	39%	$1,145	41%	$1,137	39%	$2,237	41%
Canada	75	5%	154	5%	135	5%	294	6%

North America	702	44%	1,299	46%	1,272	44%	2,531	47%

Egypt (1)	553	35%	885	32%	986	34%	1,731	32%
North Sea	344	22%	613	22%	621	22%	1,180	21%

International (1)	897	56%	1,498	54%	1,607	56%	2,911	53%

Total(1)	$1,599	100%	$2,797	100%	$2,879	100%	$5,442	100%

Total Gas Revenues:
United States	$90	31%	$245	49%	$193	32%	$511	48%
Canada	61	20%	122	24%	128	22%	270	25%

North America	151	51%	367	73%	321	54%	781	73%

Egypt (1)	107	36%	99	19%	203	34%	202	19%
North Sea	37	13%	39	8%	71	12%	82	8%

International (1)	144	49%	138	27%	274	46%	284	27%

Total(1)	$295	100%	$505	100%	$595	100%	$1,065	100%

Natural Gas Liquids (NGL)
Revenues:
United States	$50	86%	$139	82%	$97	84%	$286	81%
Canada	2	3%	17	10%	8	7%	47	13%

North America	52	90%	156	92%	105	91%	333	94%

Egypt (1)	4	7%	5	3%	7	6%	6	2%
North Sea	2	3%	8	5%	4	3%	16	4%

International (1)	6	10%	13	8%	11	9%	22	6%

Total (1)	$58	100%	$169	100%	$116	100%	$355	100%

Total Oil and Gas Revenues:
United States	$767	39%	$1,529	44%	$1,427	40%	$3,034	44%
Canada	138	7%	293	8%	271	7%	611	9%

North America	905	46%	1,822	52%	1,698	47%	3,645	53%

Egypt (1)	664	34%	989	29%	1,196	33%	1,939	28%
North Sea	383	20%	660	19%	696	20%	1,278	19%

International (1)	1,047	54%	1,649	48%	1,892	53%	3,217	47%

Total (1)	$1,952	100%	$3,471	100%	$3,590	100%	$6,862	100%

Discontinued Operations—Argentina and Australia
Oil Revenues	$57		$153		$138		$368
Gas Revenues	53		84		140		209
NGL Revenues	—		—		—		3

Total	$110		$237		$278		$580

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production

The table below presents the second-quarter and year-to-date 2015 and 2014 production and the relative increase or decrease from the prior period.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
			Increase			Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Oil Volume – b/d
United States	127,698	130,398	(2%)	127,171	129,181	(2%)
Canada	15,791	17,981	(12%)	16,330	17,786	(8%)

North America	143,489	148,379	(3%)	143,501	146,967	(2%)

Egypt(1)(2)	99,975	88,643	13%	95,995	88,370	9%
North Sea	58,873	61,610	(4%)	60,279	60,358	0%

International	158,848	150,253	6%	156,274	148,728	5%

Total	302,337	298,632	1%	299,775	295,695	1%

Natural Gas Volume – Mcf/d
United States	446,788	596,970	(25%)	441,333	594,840	(26%)
Canada	282,971	316,740	(11%)	285,251	347,057	(18%)

North America	729,759	913,710	(20%)	726,584	941,897	(23%)

Egypt(1)(2)	405,544	367,950	10%	384,881	372,628	(23%)
North Sea	56,367	54,848	3%	53,423	49,986	7%

International	461,911	422,798	9%	438,304	422,614	4%

Total	1,191,670	1,336,508	(11%)	1,164,888	1,364,511	(15%)

NGL Volume – b/d
United States	54,944	56,625	(3%)	51,104	54,851	(7%)
Canada	5,825	5,921	(2%)	5,839	6,840	(15%)

North America	60,769	62,546	0%	56,943	61,691	(8%)

Egypt(1)(2)	1,214	884	37%	1,123	560	101%
North Sea	826	1,367	(40%)	856	1,230	(30%)

International	2,040	2,251	(9%)	1,979	1,790	11%

Total	62,809	64,797	(3%)	58,922	63,481	(7%)

BOE per day(3)
United States	257,107	286,518	(10%)	251,831	283,173	(11%)
Canada	68,778	76,692	(10%)	69,711	82,469	(15%)

North America	325,885	363,210	(10%)	321,542	365,642	(12%)

Egypt(2)	168,779	150,853	12%	161,264	151,035	7%
North Sea	69,094	72,118	(4%)	70,038	69,918	0%

International	237,873	222,971	7%	231,302	220,953	5%

Total	563,758	586,181	(4%)	552,844	586,595	(6%)

Discontinued Operations — Argentina and Australia
Oil (b/d)	9,849	14,555		15,346	19,107
Gas (Mcf/d)	149,336	210,470		189,789	283,402
NGL (b/d)	—	—		—	640
BOE/d	34,738	49,633		46,978	66,981
(1) Gross oil, natural gas, and NGL production in Egypt for the second quarter and six-month period of 2015 and 2014 were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Oil (b/d)	203,319	197,069	200,568	197,839
Gas (Mcf/d)	861,181	907,752	861,555	914,558
NGL (b/d)	2,549	2,698	2,436	1,679

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the second quarter and six-month period of 2015 and 2014 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Oil (b/d)	33,247	29,508	31,966	29,288
Gas (Mcf/d)	134,445	122,665	127,963	123,726
NGL (b/d)	404	295	374	187

(3)	The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

Pricing

The table below presents second-quarter and year-to-date 2015 and 2014 pricing and the relative increase or decrease from the prior periods.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
			Increase			Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Average Oil Price—Per barrel
United States	$53.94	$96.46	(44%)	$49.38	$95.66	(48%)
Canada	52.22	94.66	(45%)	45.81	91.47	(50%)
North America	53.75	96.24	(44%)	48.97	95.15	(49%)
Egypt	60.83	109.74	(45%)	56.76	108.24	(48%)
North Sea	64.03	109.33	(41%)	56.86	108.00	(47%)
International	62.02	109.57	(43%)	56.80	108.14	(47%)
Total(1)	58.09	102.95	(44%)	53.05	101.69	(48%)
Average Natural Gas Price—Per Mcf
United States	$2.21	$4.51	(51%)	$2.42	$4.75	(49%)
Canada	2.34	4.21	(44%)	2.46	4.30	(43%)
North America	2.26	4.41	(49%)	2.44	4.58	(47%)
Egypt	2.91	2.96	(2%)	2.92	2.99	(2%)
North Sea	7.35	7.75	(5%)	7.37	9.07	(19%)
International	3.45	3.58	(4%)	3.46	3.71	(7%)
Total(2)	2.73	4.15	(34%)	2.82	4.31	(35%)
Average NGL Price—Per barrel
United States	$10.11	$27.06	(63%)	$10.52	$28.86	(64%)
Canada	4.41	31.67	(86%)	7.74	37.56	(79%)
North America	9.56	27.50	(65%)	10.23	29.83	(66%)
Egypt	28.82	57.67	(50%)	32.23	59.05	(45%)
North Sea	30.94	61.81	(50%)	27.75	69.77	(60%)
International	29.68	60.19	(51%)	30.29	66.41	(54%)
Total	10.21	28.64	(64%)	10.91	30.86	(65%)
Discontinued Operations — Argentina and Australia
Oil price ($/Bbl)	$63.60	$115.34		$49.76	$106.35
Gas price ($/Mcf)	3.88	4.40		4.07	4.07
NGL price ($/Bbl)	—	—		—	24.57

Second-Quarter 2015 compared to Second-Quarter 2014

Crude Oil Revenues Crude oil revenues for the second quarter of 2015 totaled $1.6 billion, a $1.2 billion decrease from the comparative 2014 quarter. A one percent increase in average daily production increased second-quarter 2015 revenues by $20 million compared to the prior-year quarter, while 44 percent lower realized prices decreased revenues by $1.2 billion. Crude oil prices realized in the second quarter of 2015 averaged $58.09 per barrel, compared with $102.95 in the comparative prior-year quarter. Crude oil accounted for 82 percent of oil and gas production revenues and 54 percent of worldwide production in the second quarter of 2015.

Worldwide oil production remained essentially flat from the second quarter of 2014, as production growth from our North American onshore area and higher net production in Egypt as a function of our production sharing contracts was offset by production related to divested properties. Exclusive of production from divested assets during 2014 and 2015, oil production increased 18.7 Mb/d.

Natural Gas Revenues Gas revenues for the second quarter of 2015 totaled $295 million, down 42 percent from the second quarter of 2014. An 11 percent decrease in average production reduced natural gas revenues by $36 million as compared to the prior-year quarter, while a 34 percent decrease in average realized prices decreased revenues by $174 million. Natural gas accounted for 15 percent of our oil and gas production revenues and 35 percent of our equivalent production.

Worldwide natural gas production was 145 million cubic feet per day (MMcf/d) lower than the second quarter of 2014, primarily the result of divestitures during 2014. Exclusive of production from these divested assets, our worldwide gas production increased by 64.5 MMcf/d on production growth from our North American onshore area and higher net production in Egypt as a function of our production sharing contracts.

NGL Revenues NGL revenues for the second quarter of 2015 totaled $58 million, down $111 million from the second quarter of 2014. A decrease in average NGL production by 3 percent compared to the prior-year quarter reduced NGL revenues by $2 million, while a 64 percent decrease in average realized prices decreased revenues by $109 million. NGLs accounted for nearly 3 percent of our oil and gas production revenues and 11 percent of our equivalent production during the second quarter of 2015.

Worldwide production of NGLs decreased 1.7 Mb/d to 63.0 Mb/d in the second quarter of 2015, primarily the result of 2014 divestitures and natural declines in our midcontinent area. Exclusive of production from divested assets, our worldwide NGL production increased 8.2 Mb/d on production growth from our North American onshore area.

Year-to-Date 2015 compared to Year-to-Date 2014

Crude Oil Revenues Crude oil revenues for the first six months of 2015 totaled $2.9 billion, $2.6 billion lower than the comparative 2014 period, the result of a 1 percent increase in worldwide production and a 48 percent decrease in average realized prices. Crude oil accounted for 80 percent of oil and gas production revenues and 54 percent of worldwide production for the first six months of 2015, and 79 percent of production revenues and 50 percent of worldwide production for the 2014 comparative period. Lower production volumes reduced revenues by $39 million compared to the first six months of 2014, while lower realized prices reduced revenues by $2.6 billion. Crude oil prices realized in the first six months of 2015 averaged $53.05 per barrel, compared with $101.69 in the comparative prior-year period.

Worldwide production remained essentially flat in the first six months of 2015 from the same period last year, primarily as a result of production growth in our North American onshore areas and Egypt region offset by divestitures during 2014. Exclusive of production from these divested assets, worldwide production increased 20.0 Mb/d. Production increased 11 Mb/d in our North American onshore areas on drilling and recompletion activity. Net production in our Egypt region was 7.6 Mb/d higher primarily as a function of our production sharing contracts.

Natural Gas Revenues Gas revenues for the first six months of 2015 totaled $0.6 billion, down 44 percent from the comparative 2014 period. A 15 percent decline in average production reduced natural gas revenues by $102 million, while a 35 percent decrease in average realized prices reduced revenues by $368 million. Natural gas accounted for 17 percent of our oil and gas production revenues and 35 percent of our equivalent production, compared to 16 percent and 39 percent, respectively, for the 2014 period.

Our worldwide natural gas production was 199 MMcf/d lower than the first six months of 2014, the result of divestitures in 2014. Exclusive of production from divested assets, worldwide production increased 43.7 MMcf/d on higher production in the North American onshore areas and higher net production in Egypt as a function of our production sharing contracts.

NGL Revenues NGL revenues for the first six months of 2015 totaled $116 million, down $239 million from the comparative 2014 period. A 7 percent decrease in average production decreased NGL revenues by $9 million as compared to the prior-year period, while a 65 percent decrease in average realized prices decreased revenues by $230 million. NGLs accounted for nearly 3 percent of our oil and gas production revenues and 11 percent of our equivalent production during the first six months of 2015.

Worldwide production of NGLs decreased 4.4 Mb/d to 59.1 Mb/d in the first six months of 2015, primarily from natural declines in the midcontinent area as well as divestitures during 2014 and 2015. Exclusive of production from divested assets, our worldwide NGL production increased 6.9 Mb/d driven by growth in our North American onshore areas.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and a boe basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt but exclude discontinued operations in Australia and Argentina.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	$923	$1,074	$17.98	$20.14	$1,922	$2,096	$19.20	$19.74
Additional	5,816	203	113.37	3.81	13,036	203	130.28	1.91
Other assets	83	81	1.61	1.51	166	159	1.66	1.50
Asset retirement obligation accretion	36	38	0.70	0.72	72	76	0.72	0.72
Lease operating costs	467	560	9.11	10.49	948	1,108	9.47	10.44
Gathering and transportation costs	49	66	0.97	1.24	105	136	1.06	1.27
Taxes other than income	55	177	1.07	3.31	128	358	1.28	3.37
General and administrative	111	113	2.16	2.13	193	221	1.93	2.08
Transaction, reorganization, and separation costs	66	14	1.28	0.26	120	32	1.20	0.30
Financing costs, net	63	52	1.22	0.98	133	97	1.33	0.92

Total	$7,669	$2,378	$149.47	$44.59	$16,823	$4,486	$168.13	$42.25

Recurring Depreciation, Depletion, and Amortization (DD&A) Oil and gas property recurring DD&A expense of $0.9 billion in the second quarter of 2015 decreased $151 million compared to the prior-year quarter. Oil and gas property recurring DD&A expense of $1.9 billion in the first six months of 2015 decreased $174 million compared to the prior-year period. The Company’s oil and gas property recurring DD&A rate decreased $2.16 and $0.54 per boe for the second quarter and first six months of 2015, respectively, compared to the prior-year periods. The primary factor driving both lower absolute dollar expense and lower DD&A per boe rates was the reduction in the Company’s oil and gas property carrying values resulting from significant property write-downs incurred in the first quarter of 2015.

Additional DD&A Under the full cost method of accounting, the Company is required to review the carrying value of its proved oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties, net of accumulated DD&A and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, net of related tax effects and discounted at 10 percent per annum. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

As a result of a significant and sustained drop in commodity prices, Apache recorded non-cash after-tax write-downs of its proved oil and gas properties totaling $4.7 and $3.7 billion in the first and second quarters of 2015, respectively. The following table reflects write-downs by country:

	For the Quarter Ended June 30, 2015		For the Six Months Ended June 30, 2015
	Before tax	After tax	Before tax	After tax
	(In millions)
U.S.	$4,318	$2,785	$9,554	$6,162
Canada	835	617	2,187	1,628
North Sea	663	331	1,295	647

Total impairment	$5,816	$3,733	$13,036	$8,437

If commodity prices do not recover significantly from current levels, the Company expects further write-downs of the carrying value of its oil and gas properties as the full cost ceiling limitation was calculated using a historical 12-month pricing average that included oil prices from the last half of 2014. These prices were significantly higher than current commodity futures prices. To estimate the full cost ceiling limitation for the remainder of 2015, had the Company utilized commodity futures prices as of June 30, 2015 for the remaining six months of 2015 in lieu of using historical commodity prices for the last six months of 2014 to calculate the 12 month unweighted arithmetic average price, the write-down as of June 30, 2015 would have been higher by $5.5 billion ($3.5 billion net of tax).

Lease Operating Expenses (LOE) LOE decreased $93 million, or 17 percent, for the quarter, and $160 million, or 14 percent, for the six month period, on an absolute dollar basis relative to the comparable periods of 2014. On a per unit basis, LOE decreased 13 percent to $9.11 per boe for the second quarter of 2015, as compared to the same prior-year period, and decreased 9 percent to $9.47 per boe for the first six months of 2015, as compared to the prior-year six-month period. The following table identifies changes in Apache’s LOE rate between the second quarters and six-month periods of 2015 and 2014.

For the Quarter Ended June 30,		For the Six Months Ended June 30,
	Per boe		Per boe
2014 LOE	$10.49	2014 LOE	$10.44
Divestitures(1)	0.35	Divestitures(1)	0.50
Repairs and maintenance	(0.20)	Repairs and maintenance	(0.14)
Non-operated property costs	(0.20)	Non-operated property costs	(0.19)
FX impact	(0.25)	FX impact	(0.32)
Power and fuel costs	(0.26)	Power and fuel costs	(0.27)
Labor and overhead costs	(0.27)	Labor and overhead costs	(0.20)
Other	(0.07)	Other	0.12
Increased production	(0.48)	Increased production	(0.47)

2015 LOE	$9.11	2015 LOE	$9.47

(1)	Per-unit impact is shown net of associated production for the divestiture of our Anadarko basin and non-core southern Louisiana oil and gas assets.

Gathering and Transportation Gathering and transportation costs totaled $49 million and $105 million in the second quarter and first six months of 2015, respectively, down $17 million and $31 million from the second quarter and first six months of 2014, respectively. The decrease was driven primarily by North American onshore divestitures, partially offset by an increase in production and rate changes in the Permian Basin and increased export volumes in Egypt.

Taxes other than Income Taxes other than income totaled $55 million and $128 million for the second quarter and the first six months of 2015, respectively, a decrease of $122 million and $230 million, respectively, from the comparative prior-year periods. The following table presents a comparison of these expenses:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Severance taxes	$33	$51	$63	$124
Ad valorem taxes	18	22	42	62
U.K. PRT and Other	4	104	23	172

Total Taxes other than income	$55	$177	$128	$358

The North Sea Petroleum Revenue Tax (PRT) is assessed on qualifying fields in the U.K. North Sea. For the second quarter of 2015, U.K. PRT was $98 million lower than the 2014 period as a result of lower revenues recorded during the second quarter. Severance tax expense and ad valorem tax expense decreased $18 million and $4 million, respectively, on lower oil and gas prices and divestitures made throughout the last year.

U.K. PRT for the first six months of 2015 was $147 million lower when compared to the 2014 period as a result of a decrease in production revenue offset by lower capital expenditures. For the first six months of 2015, lower oil prices and property divestitures lowered severance taxes by $61 million as compared to the first six months of 2014. Ad valorem tax decreased $20 million in the first half of 2015 compared to 2014 as a result of property divestitures.

General and Administrative Expenses General and administrative expenses (G&A) for the second quarter of 2015 decreased $2 million from the second quarter of 2014 on an absolute basis and was essentially flat on a per-unit basis. For the first six months of 2015 G&A decreased $28 million on an absolute basis from the comparable 2014 period and decreased $0.15 per boe on a per-unit basis.

Transaction, Reorganization, and Separation Costs The Company incurred $66 million in the second quarter of 2015 and $120 million for the year related to our recent divestiture activity and company reorganization. The cost incurred for the year includes $60 million for executive and employee separation costs; $25 million associated with the closing of our office in Tulsa, consolidating office space in Houston, and other reorganization efforts; and $35 million related to transaction costs for Australia and other transactions.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Interest expense	$123	$124	$251	$248
Amortization of deferred loan costs	2	1	4	3
Capitalized interest	(59)	(72)	(117)	(150)
Interest income	(3)	(1)	(5)	(4)

Financing costs, net	$63	$52	$133	$97

Net financing costs were up $11 million and $36 million in the second quarter and first six months of 2015, respectively, compared to the same 2014 periods. The primary factor was the decrease in capitalized interest of $13 million and $33 million in the second quarter and first six months of 2015, respectively. Lower capitalized interest was a result of lower project activities during the quarter and first half of 2015 compared to the prior year periods.

Provision for Income Taxes The Company estimates its annual effective income tax rate for continuing operations in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Non-cash write-downs of the carrying value of the Company’s proved oil and gas properties, statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

During the second quarter of 2015 Apache’s effective tax rate was primarily impacted by an increase in the amount of valuation allowances. The Company repatriated the majority of net cash proceeds from the Kitimat LNG project and Australia divestitures and is now positioned to efficiently repatriate future foreign earnings. The Company utilized an existing deferred tax asset related to net operating losses to offset a portion of the taxable income from the repatriated proceeds. In addition, the Company established a deferred tax asset related to the creditable foreign taxes that accompanied the repatriated proceeds. Management has assessed the potential to utilize foreign tax credit carryforwards and has determined that more likely than not a portion of this deferred tax asset will not be realized. Accordingly the Company recorded tax expense of $853 million related to an increase in valuation allowance associated with the foreign tax credit carryforward.

Apache’s year-to-date effective tax rate is primarily driven by the impact described above, and an increase in the valuation allowance on Canadian deferred tax assets, partially offset by the first quarter deferred tax benefit from the previously announced U.K. tax rate change.

Capital Resources and Liquidity

Operating cash flows are the Company’s primary source of liquidity. We may also elect to utilize available committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for all other liquidity and capital resource needs.

Apache’s operating cash flows, both in the short-term and the long-term, are impacted by highly volatile oil and natural gas prices, as well as costs and sales volumes. Significant changes in commodity prices impact our revenues, earnings, and cash flows. These changes potentially impact our liquidity if costs do not trend with changes in commodity prices. Historically, costs have trended with commodity prices, albeit on a lag. Sales volumes also impact cash flows; however, they have a less volatile impact in the short-term.

Deterioration in commodity prices also impacts estimated quantities of proved reserves. In the first half of 2015, we recognized negative reserve revisions of approximately five percent of our year-end 2014 estimated proved reserves as a result of lower prices. If realized prices for the remainder of 2015 approximate commodity future prices as of June 30, 2015, the Company is reasonably likely to report additional negative revisions, currently estimated at five to seven percent of year-end 2014 estimated proved reserves.

Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of our drilling program and our ability to add reserves economically.

We believe the liquidity and capital resource alternatives available to Apache, combined with proactive measures to adjust our 2015 capital budget to reflect lower oil prices and anticipated operating cash flows, will be adequate to fund short-term and long-term operations, including our capital spending program, repayment of debt maturities, payment of dividends, and any amount that may ultimately be paid in connection with commitments and contingencies.

For additional information, please see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our 2014 fiscal year.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Six Months Ended June 30,
	2015	2014
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by continuing operating activities	$1,737	$3,949
Proceeds from sale of Kitimat LNG	854	—
Proceeds from sales of Australian assets	4,693	—
Net cash provided by Argentina discontinued operations	—	788
Proceeds from sale of other oil and gas properties	119	381

	7,403	5,118

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$3,081	$4,714
Leasehold and property acquisitions	128	112
Net cash used by Australia discontinued operations	162	160
Net commercial paper and bank loan repayments	1,570	1
Dividends paid	189	176
Treasury stock activity, net	—	1,263
Distributions to noncontrolling interest	40	66
Other	52	8

	5,222	6,500

Increase (decrease) in cash and cash equivalents(2)	$2,181	$(1,382)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
(2)	For the six months ended June 30, 2014, Apache has recorded $1.4 billion in restricted cash of proceeds from the sale of the Deepwater Gulf of Mexico assets. The amount is excluded from the table above.

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

Net cash provided by continuing operating activities for the first six months of 2015 totaled $1.7 billion, a decrease of $2.2 billion from the first six months of 2014. The decrease primarily reflects lower commodity prices and divestitures. Since the end of 2014, we have taken steps to reduce drilling, operating, and overhead costs, with a target of spending within cash flow in 2016.

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

Kitimat LNG Divestiture During the second quarter of 2015, Apache completed the sale of its 50 percent interest in the Kitimat LNG project and related upstream acreage in the Horn River and Liard basins to Woodside for total proceeds of $854 million.

Australia Discontinued Operations In the second quarter of 2015, Apache completed the sale of its Wheatstone LNG project and associated upstream assets to Woodside for total proceeds of $2.8 billion. During the second quarter of 2015, Apache also completed the sale of its Australian subsidiary AEL to a consortium of private equity funds managed by Macquarie Capital Group Limited and Brookfield Asset Management Inc. for total proceeds of $1.9 billion.

The associated results of operations for the divested Australian assets and the losses on disposal are classified as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q.

For more information regarding our acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the notes to consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Expenditures Worldwide E&D expenditures for the first six months of 2015 totaled $3.0 billion, compared to $4.4 billion for the first six months of 2014. Apache’s E&D capital spending was primarily focused on North American onshore assets. In the North America onshore region, Apache operated an average of 14 drilling rigs during the first six months of 2015.

Apache also completed leasehold and property acquisitions totaling $36 million and $64 million during the second quarters of 2015 and 2014, respectively. For the first six months of 2015 and 2014, Apache had $128 million and $112 million in total leasehold and property acquisitions. Our 2015 acquisition investments continue to focus on adding new leasehold positions to our North American onshore portfolio.

Apache’s investment in gas gathering, transmission, and processing (GTP) facilities totaled $94 million during the first six months of 2015 compared to $345 million in the comparative prior-year period. The Company’s investment in GTP was primarily associated with the Kitimat LNG project, which was divested in the second quarter of 2015.

Dividends For the six-month periods ended June 30, 2015, and 2014, the Company paid $189 million and $176 million, respectively, in dividends on its common stock.

Liquidity

The following table presents a summary of our key financial indicators at the dates presented:

	June 30, 2015	December 31, 2014
	(In millions of dollars, except as indicated)
Cash and cash equivalents	$2,950	$769
Total debt	9,676	11,245
Equity	17,755	28,137
Available committed borrowing capacity	3,500	3,730
Percent of total debt-to-capitalization	35%	29%

Cash and cash equivalents The Company had $3.0 billion in cash and cash equivalents as of June 30, 2015, compared to $769 million at December 31, 2014. At June 30, 2015, approximately $1.0 billion of the cash was held by foreign subsidiaries. The cash held by foreign subsidiaries may be subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.

Debt As of June 30, 2015, outstanding debt, which consisted of notes, debentures, commercial paper, committed bank facilities, and uncommitted bank lines, totaled $9.7 billion. Current debt of $416,000 was outstanding as of June 30, 2015.

Available committed borrowing capacity In June 2015, the Company entered into a $3.5 billion five-year revolving credit facility which matures in June 2020. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its commercial paper program. In connection with entry into the $3.5 billion facility, Apache terminated existing credit facilities totaling $5.3 billion.

The Company has available a $3.5 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. As of June 30, 2015, the Company had no debt outstanding under commercial paper, committed bank facilities, and uncommitted bank lines.

The Company was in compliance with the terms of all credit facilities as of June 30, 2015.

On July 30, 2015, the Company gave notice to fully redeem its $500 million 5.625% notes due in 2017 and its $400 million 1.75% notes due in 2017 on September 1, 2015. The notes are being redeemed pursuant to the provisions of each respective note’s indenture using cash on hand.

Percent of total debt-to-capitalization The Company’s debt-to-capitalization ratio at June 30, 2015, and December 31, 2014, was 35 percent and 29 percent, respectively.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. Our average crude oil realizations have decreased to $58.09 per barrel in the second quarter of 2015 from $102.95 per barrel in the comparable period of 2014. Our average natural gas price realizations have also decreased 34 percent to $2.73 per Mcf in the second quarter of 2015 from $4.15 per Mcf in the comparable period of 2014.

We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of June 30, 2015, Apache had no open commodity derivative positions.

Foreign Currency Risk

The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Canada, oil and gas prices and costs, such as equipment rentals and services, are generally denominated in Canadian dollars but heavily influenced by U.S. markets. Our North Sea production is sold under U.S. dollar contracts, and the majority of costs incurred are paid in British pounds. In Egypt, all oil and gas production is sold under U.S. dollar contracts, and the majority of the costs incurred are denominated in U.S. dollars. Revenue and disbursement transactions denominated in Canadian dollars and British pounds are converted to U.S. dollar equivalents based on average exchange rates during the period.

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $141 million would result from a 10 percent weakening or strengthening, respectively, in the Canadian dollar and British pound as of June 30, 2015.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2014, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs, and other products or services;

•	our commodity hedging arrangements;

•	the integration of acquisitions;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	the impact on our operations from changes in the Egyptian government;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•	other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our second-quarter 2015 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4 –	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

John J. Christmann, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Please refer to both Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (filed with the SEC on February 27, 2015) and Note 7—Commitments and Contingencies in the notes to the consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS

Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1	–	Restated Certificate of Incorporation of Registrant, dated September 19, 2013, as filed with the Secretary of State of Delaware on September 19, 2013 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed September 20, 2013, SEC File No. 001-4300).

3.2	–	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated May 14, 2015, as filed with the Secretary of State of Delaware on May 14, 2015 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 20, 2015, SEC File No. 001-4300).

3.3	–	Bylaws of Registrant, as amended May 14, 2015 (incorporated by reference to Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed May 20, 2015, SEC File No. 001-4300).

*10.1	–	2015 Employee Release and Settlement Agreement between Registrant and Michael S. Bahorich, dated April 8, 2015.

*10.2	–	Amendment of 2014 Performance Program (Business Performance) Award Agreement (2011 Omnibus Equity Compensation Plan), effective June 30, 2015, between Registrant and Michael S. Bahorich.

*10.3	–	Amendment of Stock Option Grants (2011 Omnibus Equity Compensation Plan), effective June 30, 2015, between Registrant and Michael S. Bahorich.

*10.4	–	Amendment of Restricted Stock Unit Awards (2011 Omnibus Equity Compensation Plan), effective June 30, 2015, between Registrant and Michael S. Bahorich.

*10.5	–	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated May 14, 2015.

*10.6	–	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program, as amended and restated May 14, 2015.

10.7	–	Credit Agreement, dated as of June 4, 2015, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and Royal Bank of Canada, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Bank, National Association, and Mizuho Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 9, 2015, SEC File No. 001-4300).

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*101.INS	–	XBRL Instance Document.

*101.SCH	–	XBRL Taxonomy Schema Document.

*101.CAL	–	XBRL Calculation Linkbase Document.

*101.LAB	–	XBRL Label Linkbase Document.

*101.PRE	–	XBRL Presentation Linkbase Document.

*101.DEF	–	XBRL Definition Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated: August 6, 2015	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2015	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller
(Principal Accounting Officer)