Form 10-Q
period 2015-09-30
APACHE CORP
filed 2015-11-06
CIK 6769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2015	378,014,176

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$1,213	$2,553	$4,092	$7,995
Gas revenues	309	451	904	1,516
Natural gas liquids revenues	50	177	166	532

	1,572	3,181	5,162	10,043
Derivative instrument gains, net	—	273	—	79
Other	(76)	(13)	(59)	(4)

	1,496	3,441	5,103	10,118

OPERATING EXPENSES:
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	829	1,086	2,751	3,182
Additional	5,721	1,562	18,757	1,765
Other assets	79	87	245	246
Asset retirement obligation accretion	37	39	109	115
Lease operating expenses	450	588	1,398	1,696
Gathering and transportation	58	67	163	203
Taxes other than income	104	124	232	482
Impairments	367	—	367	—
General and administrative	86	111	279	332
Transaction, reorganization, and separation	—	34	120	66
Financing costs, net	107	60	240	157

	7,838	3,758	24,661	8,244

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,342)	(317)	(19,558)	1,874
Current income tax provision (benefit)	(84)	228	496	968
Deferred income tax provision (benefit)	(707)	540	(5,167)	684

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(5,551)	(1,085)	(14,887)	222
Net loss from discontinued operations, net of tax	(95)	(156)	(959)	(516)

NET LOSS INCLUDING NONCONTROLLING INTEREST	(5,646)	(1,241)	(15,846)	(294)
Net income attributable to noncontrolling interest	9	89	60	295

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(5,655)	$(1,330)	$(15,906)	$(589)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net loss from continuing operations attributable to common shareholders	$(5,560)	$(1,174)	$(14,947)	$(73)
Net loss from discontinued operations	(95)	(156)	(959)	(516)

Net loss attributable to common shareholders	$(5,655)	$(1,330)	$(15,906)	$(589)

NET LOSS PER COMMON SHARE:
Basic net loss from continuing operations per share	$(14.70)	$(3.08)	$(39.58)	$(0.19)
Basic net loss from discontinued operations per share	(0.25)	(0.42)	(2.54)	(1.33)

Basic net loss per share	$(14.95)	$(3.50)	$(42.12)	$(1.52)

DILUTED NET LOSS PER COMMON SHARE:
Diluted net loss from continuing operations per share	$(14.70)	$(3.08)	$(39.58)	$(0.19)
Diluted net loss from discontinued operations per share	(0.25)	(0.42)	(2.54)	(1.33)

Diluted net loss per share	$(14.95)	$(3.50)	$(42.12)	$(1.52)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	378	381	378	387
Diluted	378	381	378	387

DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.25	$0.75	$0.75

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)

NET LOSS INCLUDING NONCONTROLLING INTEREST	$(5,646)	$(1,241)	$(15,846)	$(294)

OTHER COMPREHENSIVE LOSS:
Commodity cash flow hedge activity, net of tax:
Change in fair value of derivative instruments	—	—	—	(1)

	—	—	—	(1)

COMPREHENSIVE LOSS INCLUDING NONCONTROLLING INTEREST	(5,646)	(1,241)	(15,846)	(295)
Comprehensive income attributable to noncontrolling interest	9	89	60	295

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCK	$(5,655)	$(1,330)	$(15,906)	$(590)

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$(15,846)	$(294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	959	516
Depreciation, depletion, and amortization	21,753	5,193
Impairments	367	—
Asset retirement obligation accretion	109	115
Provision for (benefit from) deferred income taxes	(5,167)	684
Other	80	(271)
Changes in operating assets and liabilities:
Receivables	585	591
Inventories	54	74
Drilling advances	125	(107)
Deferred charges and other	(207)	(244)
Accounts payable	(463)	(268)
Accrued expenses	121	(259)
Deferred credits and noncurrent liabilities	102	26

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	2,572	5,756
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	150	772

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,722	6,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(3,844)	(6,585)
Leasehold and property acquisitions	(254)	(638)
Additions to gas gathering, transmission, and processing facilities	(113)	(503)
Proceeds from sale of Deepwater Gulf of Mexico assets	—	1,367
Restricted cash related to divestitures	—	(545)
Proceeds from sale of Kitimat LNG	854	—
Proceeds from sale of other oil and gas properties	148	390
Other, net	(99)	(96)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(3,308)	(6,610)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	4,335	(331)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,027	(6,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	(1,570)	1,246
Early redemption of fixed-rate debt	(939)	—
Distributions to noncontrolling interest	(97)	(124)
Dividends paid	(283)	(271)
Treasury stock activity, net	—	(1,830)
Other	26	38

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(2,863)	(941)
NET CASH USED IN DISCONTINUED OPERATIONS	—	(42)

NET CASH USED IN FINANCING ACTIVITIES	(2,863)	(983)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	886	(1,396)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	769	1,906

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,655	$510

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$222	$143
Income taxes paid, net of refunds	270	1,134

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2015	December 31, 2014
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,655	$769
Receivables, net of allowance	1,332	2,024
Inventories	667	708
Drilling advances	186	388
Assets held for sale	79	1,628
Deferred tax asset	84	769
Prepaid assets and other	76	129

	4,079	6,415

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	85,967	89,852
Unproved properties and properties under development, not being amortized	4,857	7,014
Gathering, transmission and processing facilities	4,226	5,440
Other	1,071	1,152

	96,121	103,458
Less: Accumulated depreciation, depletion, and amortization	(73,744)	(55,382)

	22,377	48,076

OTHER ASSETS:
Deferred charges and other	1,356	1,461

	$27,812	$55,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$659	$1,210
Other current liabilities (Note 3)	1,508	2,454

	2,167	3,664

LONG-TERM DEBT	8,777	11,245

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,997	9,499
Asset retirement obligation	2,567	3,048
Other	332	359

	4,896	12,906

COMMITMENTS AND CONTINGENCIES (Note 7)

EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 411,200,325 and 409,706,347 shares issued, respectively	257	256
Paid-in capital	12,497	12,438
Retained earnings	60	16,249
Treasury stock, at cost, 33,181,176 and 33,201,455 shares, respectively	(2,889)	(2,890)
Accumulated other comprehensive loss	(116)	(116)

APACHE SHAREHOLDERS’ EQUITY	9,809	25,937
Noncontrolling interest	2,163	2,200

TOTAL EQUITY	11,972	28,137

	$27,812	$55,952

The accompanying notes to consolidated financial statements

are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CHANGES IN EQUITY

(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	APACHE SHAREHOLDERS’ EQUITY	Non Controlling Interest	TOTAL EQUITY

BALANCE AT DECEMBER 31, 2013	$255	$12,251	$22,032	$(1,027)	$(115)	$33,396	$1,997	$35,393
Net income (loss)	—	—	(589)	—	—	(589)	295	(294)
Distributions to noncontrolling interest	—	—	—	—	—	—	(124)	(124)
Commodity hedges, net of tax	—	—	—	—	(1)	(1)	—	(1)
Common dividends ($0.75 per share)	—	—	(287)	—	—	(287)	—	(287)
Common stock activity, net	1	(12)	—	—	—	(11)	—	(11)
Treasury stock activity, net	—	(1)	—	(1,830)	—	(1,831)	—	(1,831)
Compensation expense	—	145	—	—	—	145	—	145
Other	—	(4)	—	—	—	(4)	—	(4)

BALANCE AT SEPTEMBER 30, 2014	$256	$12,379	$21,156	$(2,857)	$(116)	$30,818	$2,168	$32,986

BALANCE AT DECEMBER 31, 2014	$256	$12,438	$16,249	$(2,890)	$(116)	$25,937	$2,200	$28,137
Net income (loss)	—	—	(15,906)	—	—	(15,906)	60	(15,846)
Distributions to noncontrolling interest	—	—	—	—	—	—	(97)	(97)
Common dividends ($0.75 per share)	—	—	(283)	—	—	(283)	—	(283)
Other	1	59	—	1	—	61	—	61

BALANCE AT SEPTEMBER 30, 2015	$257	$12,497	$60	$(2,889)	$(116)	$9,809	$2,163	$11,972

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

As of September 30, 2015, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Additional depreciation, depletion, and amortization” (DD&A) in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. The following tables present non-cash write-downs of the carrying value of the Company’s proved oil and gas properties by country for the third quarter and first nine months of 2015 and 2014:

	For the Quarter Ended September 30, 2015		For the Quarter Ended September 30, 2014
	Before tax	After tax	Before tax	After tax
	(In millions)

U.S.	$4,301	$2,774	$1,545	$995
Canada	973	719	—	—
North Sea	447	223	17	7

Total impairment	$5,721	$3,716	$1,562	$1,002

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
	Before tax	After tax	Before tax	After tax
	(In millions)

U.S.	$13,855	$8,937	$1,545	$995
Canada	3,160	2,347	—	—
North Sea	1,742	871	220	84

Total impairment	$18,757	$12,155	$1,765	$1,079

Asset Impairments

For the quarter and nine months ended September 30, 2015, the Company recorded asset impairments totaling $367 million in connection with fair value assessments.

Impairments included $210 million on certain gathering, transmission, and processing (GTP) facilities, which were written down to their fair values of $16 million in aggregate. The fair values of the impaired assets were determined using an income approach, which considered internal estimates of future throughput volumes, processing rates, and costs. These assumptions were applied to develop future cash flow projections that were then discounted to estimate fair value, using a discount rate believed to be consistent with those applied by market participants. Apache has classified these non-recurring fair value measurements as Level 3 in the fair value hierarchy.

In addition, the Company recorded $148 million for the impairment of an equity method investment and $9 million for inventory write-downs. For discussion of the equity method investment impairment, see Note 2—Acquisitions and Divestitures.

New Pronouncements Issued But Not Yet Adopted

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2016. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Entities will continue to apply their existing impairment models to inventories that are accounted for using last-in first-out and the retail inventory method. Under current guidance, net realizable value is one of several calculations an entity needs to make to measure inventory at the lower of cost or market. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, which simplifies the presentation of debt issuance costs. The new standard requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability, whereas they are currently being presented as a component of “deferred charges and other” on the balance sheet. The new standard creates consistency in the way debt issuance costs and debt discounts are presented on the balance sheet and better aligns U.S. GAAP with International Financial Reporting Standards. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company will apply the change retrospectively and does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

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

2015 Activity

Yara Pilbara Holdings Pty Limited Sale

On October 28, 2015, Apache completed the sale of its 49 percent interest in Yara Pilbara Holdings Pty Limited (YPHPL) for total cash proceeds of $391 million. The investment in YPHPL was accounted for under the equity method of accounting, with the balance recorded as a component of “Deferred charges and other” in Apache’s consolidated balance sheet and the results of operations recorded as a component of “Other” under “Revenue and other” in the Company’s statement of consolidated operations. As of September 30, 2015, Apache recognized an impairment of $148 million on the YPHPL equity investment based on negotiated sales proceeds. No additional gain or loss was recorded upon completion of the sale.

Canada Divestiture

In April 2015, Apache completed the sale of its 50 percent interest in the Kitimat LNG project and related upstream acreage in the Horn River and Liard natural gas basins to Woodside Petroleum Limited (Woodside). Proceeds at closing were $854 million, of which approximately $345 million were associated with LNG assets and $510 million were associated with upstream assets. The proceeds are subject to post-closing adjustments. For additional details related to post-closing adjustments, please see Note 7—Commitments and Contingencies.

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

Australia Divestitures

Woodside Sale In April 2015, Apache completed the sale of the Wheatstone LNG project and associated upstream oil and gas assets to Woodside. Proceeds at closing were $2.8 billion, of which approximately $1.4 billion were associated with LNG assets and $1.4 billion were associated with the upstream assets. The proceeds are subject to post-closing adjustments. For additional details related to post-closing adjustments, please see Note 7—Commitments and Contingencies.

The Wheatstone LNG assets were impaired in the fourth quarter of 2014 and classified as held for sale on the consolidated balance sheet as of December 31, 2014. No material gain or loss was recognized on the ultimate disposal of the LNG project. A loss of approximately $922 million was recognized on the sale of the Australian upstream assets.

Consortium Sale In June 2015, Apache completed the sale of its Australian subsidiary Apache Energy Limited (AEL) to a consortium of private equity funds managed by Macquarie Capital Group Limited and Brookfield Asset Management Inc. Total proceeds of $1.9 billion include customary, post-closing adjustments for the period between the effective date, October 1, 2014, and closing. A loss of approximately $1.3 billion was recognized for the sale of AEL.

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

December 31, 2014

ASSETS
Current assets	$1,992
Net property and equipment	6,516

Total assets	$8,508

LIABILITIES
Current liabilities	$606
Asset retirement obligations	517
Non-current deferred tax liability	922
Other long-term liabilities	33

Total liabilities	$2,078

Sales and other operating revenues and loss from discontinued operations related to the Australia dispositions were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)

Revenues and other from discontinued operations	$—	$299	$288	$781

Loss on Woodside sale	$—	$—	$(922)	$—
Loss on Consortium sale	—	—	(1,329)	—
Income from divested Australian operations	—	99	24	317
Income tax benefit (expense)	(95)	(255)	1,268	(316)

Income (loss) from Australian discontinued operations, net of tax	$(95)	$(156)	$(959)	$1

Leasehold and Property Acquisitions

During the third quarter and first nine months of 2015, Apache completed $126 million and $254 million, respectively, of leasehold and property acquisitions primarily in our North America onshore regions.

Transaction, Reorganization, and Separation

During the first nine months of 2015, Apache recorded $120 million in expense related to various asset transactions, company reorganization, and employee separation.

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

Argentina Divestiture

On March 12, 2014, Apache’s subsidiaries completed the sale of all of the Company’s operations in Argentina to YPF Sociedad Anónima for cash consideration of $800 million plus the assumption of $52 million of bank debt as of June 30, 2013. The results of operations during 2014 related to Argentina have been classified as discontinued operations in this Quarterly Report on Form 10-Q. The 2014 loss from Argentina discontinued operations of $517 million is included in “Net income (loss) from discontinued operations, net of tax” on the statement of consolidated operations.

	For the Nine Months Ended September 30,
	2015	2014
	(In millions)

Revenues and other from discontinued operations	$—	$87

Loss from Argentina divestiture	—	(539)
Loss from operations in Argentina	—	(1)
Income tax benefit	—	23

Loss from discontinued operations, net of tax	$—	$(517)

Leasehold and Property Acquisitions

During the third quarter and first nine months of 2014, Apache completed $526 million and $638 million, respectively, of leasehold and property acquisitions primarily in our North America onshore regions.

Transaction, Reorganization, and Separation

During the third quarter and first nine months of 2014, Apache recorded $34 million and $66 million, respectively, in expense related to various asset transactions, company reorganization, and employee separation.

3.	OTHER CURRENT LIABILITIES

The following table provides detail of our other current liabilities:

	September 30, 2015	December 31, 2014
	(In millions)

Accrued operating expenses	$139	$163
Accrued exploration and development	668	1,606
Accrued compensation and benefits	158	204
Accrued interest	107	160
Accrued income taxes	296	54
Current asset retirement obligation	28	37
Other	112	230

Total Other current liabilities	$1,508	$2,454

4.	ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the nine-month period ended September 30, 2015:

(In millions)
Asset retirement obligation at December 31, 2014	$3,085
Liabilities incurred	54
Liabilities divested	(619)
Liabilities settled	(78)
Accretion expense	122
Revisions in estimated liabilities	31

Asset retirement obligation at September 30, 2015	2,595

Less current portion	(28)

Asset retirement obligation, long-term	$2,567

Accretion expense for 2015 includes Australia discontinued operations of $13 million, which is included in “Net income (loss) from discontinued operations, net of tax” on the statement of consolidated operations.

5.	DEBT AND FINANCING COSTS

The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)

Commercial paper and committed bank facilities	$—	$—	$1,570	$1,570
Notes and debentures	8,777	8,829	9,675	9,944

Total Debt	$8,777	$8,829	$11,245	$11,514

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

The Company has available a $3.5 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. As of September 30, 2015, the Company had no debt outstanding under commercial paper, committed bank facilities, and uncommitted bank lines.

On September 1, 2015, the Company fully redeemed its $500 million 5.625% notes due in 2017 and its $400 million 1.75% notes due in 2017. The notes were redeemed pursuant to the provisions of each respective note’s indenture. Apache paid the holders an aggregate of $939 million in cash reflecting principal and the premium to par, and an additional $8 million in accrued and unpaid interest.

Financing Costs, Net

The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)

Interest expense	$120	$125	$371	$373
Amortization of deferred loan costs	6	2	10	5
Capitalized interest	(56)	(66)	(173)	(216)
Loss on extinguishment of debt	39	—	39	—
Interest income	(2)	(1)	(7)	(5)

Financing costs, net	$107	$60	$240	$157

6.	INCOME TAXES

The Company estimates its annual effective income tax rate for continuing operations in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Non-cash write-downs of the carrying value of the Company’s proved oil and gas properties, statutory tax rate changes, and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

During the third quarter of 2015 Apache’s effective tax rate was primarily impacted by an increase in the amount of valuation allowances. With the further commodity price declines since the second quarter, management continues to assess the potential realization of its deferred tax assets. In the third quarter, the Company recorded a deferred tax expense of $1.1 billion and $69 million related to an increase in valuation allowances associated with U.S. foreign tax credits and net operating loss carryforwards, respectively. In addition to the allowance recorded during the third quarter, the Company had previously recorded tax expense of $853 million in the second quarter of 2015 related to an increase in valuation allowance associated with management’s assessment on the realizability of U.S. foreign tax credits subsequent to repatriating the majority of net cash proceeds from the Kitimat LNG project and Australia divestitures.

Apache’s year-to-date effective tax rate is primarily driven by the increase in U.S. valuation allowances described above and an increase in the valuation allowance on Canadian deferred tax assets, partially offset by a first-quarter 2015 deferred tax benefit from the previously announced U.K. tax rate change.

7.	COMMITMENTS AND CONTINGENCIES

Legal Matters

Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of September 30, 2015, the Company has an accrued liability of approximately $20 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

Louisiana Restoration

As more fully described in Apache’s Annual Report on Form 10-K for its 2014 fiscal year, numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either expressed or implied lease terms or Louisiana law, the companies are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup.

In a case captioned State of Louisiana and the Cameron Parish School Board v. Apache Corporation et al., Docket No. 10-18672, in the 38th Judicial District Court, Parish of Cameron, State of Louisiana, plaintiffs allege that defendants’ oil and gas exploration and production activities contaminated plaintiffs’ property. Plaintiffs claim damages in the range of $7 million to $96 million, depending upon the extent of any remediation that may be ordered, plus exemplary damages, costs, and fees. Apache, a defendant in the case, acquired its interest in the oil and gas operations on plaintiffs’ property from the former operator, defendant Davis Oil Company, and subsequently sold the interest to defendant Wagner Oil Company (Wagner). Apache claims indemnity from Wagner. Apache and plaintiffs have reached a tentative settlement agreement on confidential terms, including for an exchange of consideration that is not material to Apache, and have sought an abeyance of their November 2015 trial setting as they finalize their settlement agreement. Apache has reserved all of its rights against Wagner.

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

Escheat Audits

As part of its ongoing review of the books and records of the Company to determine the Company’s compliance with Delaware Escheat Laws, the State of Delaware, Department of Finance (Unclaimed Property) has advised the Company, by letter dated September 30, 2015, that the liability related to disbursements due to the State of Delaware for the years 2004 through 2009 is less than $237,000 and that its review for the years 1986 through 2003 is not complete. The exposure for the years 1986 through 2003 is not currently determinable. The Company will review the claim for the years 2004 through 2009, respond to the September 30 letter in due course, and continue to cooperate fully until the review is complete. There has been no other material change with respect to the review of the books and records of the Company and its subsidiaries and related entities by the State of Delaware, Department of Finance (Unclaimed Property), to determine compliance with the Delaware Escheat Laws, since the filing of Apache’s Annual Report on Form 10-K for its 2014 fiscal year.

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

In the cases captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653 and Pankaj Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2012 01995, in the Supreme Court of Victoria, trial is set to commence in March 2016. The Company is defending these proceedings for and on behalf of itself and Apache Energy Limited (now known as Quadrant Energy Limited) and Apache Northwest Pty Ltd (now known as Quadrant Northwest Pty Ltd). As of October 28, 2015, Yara Australia Pty Ltd and its related bodies corporate acquired all of the shares of Apache Fertilisers Pty Ltd and assumed full conduct and control of the defense of Apache Fertilisers Pty Ltd (now known as Chemical Holdings Pty Ltd) in these proceedings. Certain Oswal-related proceedings (in which neither the Company nor its former subsidiaries are parties) have been cross-vested with these proceedings. The Company, Apache Energy, and Apache Northwest believe that plaintiffs’ claims lack merit and will vigorously oppose them. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2014 fiscal year.

Environmental Matters

As of September 30, 2015, the Company had an undiscounted reserve for environmental remediation of approximately $62 million. The Company is not aware of any environmental claims existing as of September 30, 2015, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

With respect to the June 1, 2013, leak of produced water from a below ground pipeline in the Zama Operations area in northern Alberta, the Alberta Energy Regulator has completed its investigation of the incident and issued an administrative penalty to Apache Canada Ltd. in the amount of $16,500 CAD. On October 19, 2015, the Crown served Apache Canada Ltd. with a notice to attend to answer a charge relating to a leak of produced water in the Zama area that occurred on or between October 3, 2013 and October 25, 2013. The leak resulted from a riser that was damaged by force by an independent agent following Apache Canada Ltd.’s discontinued use of the pipeline segment. The seven-count charge could result in the levying of a fine. Apache Canada Ltd. will review the charge and respond in due course. It is possible that additional discharges in Apache Canada Ltd. operating areas, including in the Zama Operations area, could result in additional government fines or sanction.

No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2014 fiscal year.

LNG Divestiture Dispute

In respect of the purchase by Woodside of the Wheatstone and Kitimat LNG projects and accompanying upstream oil and gas reserves from the Company and its subsidiaries, the base purchase price is subject to adjustment in accordance with the terms of the applicable sale and purchase agreement. Woodside has notified the Company and its subsidiaries that it seeks purchase price adjustments in the net amounts of $175 million (for working capital adjustments), which the Company and its subsidiaries believe is time-barred, and $214 million (for all other adjustments). To the extent the parties are unable to resolve their differences through settlement or court proceedings, the dispute will be referred to an independent accounting expert for final determination under the terms of the applicable sale and purchase agreement. The Company believes that under the terms of the sale and purchase agreements, Woodside’s requests for payment of purchase price adjustments lack merit; therefore, the Company has not recorded a liability associated with this dispute.

8.	CAPITAL STOCK

Net Income (Loss) per Common Share

A reconciliation of the components of basic and diluted net income (loss) per common share for the quarters and nine-month periods ended September 30, 2015, and 2014 is presented in the table below.

	For the Quarter Ended September 30,
	2015			2014
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Loss from continuing operations	$(5,560)	378	$(14.70)	$(1,174)	381	$(3.08)
Loss from discontinued operations	(95)	378	(0.25)	(156)	381	(0.42)

Loss attributable to common stock	$(5,655)	378	$(14.95)	$(1,330)	381	$(3.50)

Effect of Dilutive Securities:
Stock options and other		—			—

Diluted:
Loss from continuing operations	$(5,560)	378	$(14.70)	$(1,174)	381	$(3.08)
Loss from discontinued operations	(95)	378	(0.25)	(156)	381	(0.42)

Loss attributable to common stock	$(5,655)	378	$(14.95)	$(1,330)	381	$(3.50)

	For the Nine Months Ended September 30,
	2015			2014
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Loss from continuing operations	$(14,947)	378	$(39.58)	$(73)	387	$(0.19)
Loss from discontinued operations	(959)	378	(2.54)	(516)	387	(1.33)

Loss attributable to common stock	$(15,906)	378	$(42.12)	$(589)	387	$(1.52)

Effect of Dilutive Securities:
Stock options and other	—	—		—	—

Diluted:
Loss from continuing operations	$(14,947)	378	$(39.58)	$(73)	387	$(0.19)
Loss from discontinued operations	(959)	378	(2.54)	(516)	387	(1.33)

Loss attributable to common stock	$(15,906)	378	$(42.12)	$(589)	387	$(1.52)

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 10.4 million and 4.7 million for the quarters ended September 30, 2015 and 2014, respectively, and 8.9 million and 5.5 million for the nine months ended September 30, 2015, and 2014, respectively.

Common Stock Dividends

For each of the quarters ended September 30, 2015, and 2014, Apache paid $95 million in dividends on its common stock. For the nine months ended September 30, 2015, and 2014, Apache paid $283 million and $271 million, respectively.

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

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At September 30, 2015, the Company had production in four countries: the United States, Canada, Egypt, and the United Kingdom (U.K.) North Sea. Apache also pursues exploration interests in other countries that may, over time, result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United				Other
	States	Canada	Egypt(1)	North Sea	International	Total(3)
	(In millions)
For the Quarter Ended September 30, 2015
Oil and Gas Production Revenues	$639	$116	$500	$317	$—	$1,572

Operating Income (Loss)(2)	$(4,253)	$(1,022)	$43	$(474)	$—	$(5,706)

Other Income (Expense):
Other						(76)
General and administrative						(86)
Impairments						(367)
Financing costs, net						(107)

Loss Before Income Taxes						$(6,342)

For the Nine Months Ended September 30, 2015
Oil and Gas Production Revenues	$2,066	$387	$1,696	$1,013	$—	$5,162

Operating Income (Loss)(2)	$(13,800)	$(3,336)	$361	$(1,718)	$—	$(18,493)

Other Income (Expense):
Other						(59)
General and administrative						(279)
Impairments						(367)
Transaction, reorganization, and separation						(120)
Financing costs, net						(240)

Loss Before Income Taxes						$(19,558)

Total Assets	$12,806	$2,438	$7,788	$4,323	$457	$27,812

For the Quarter Ended September 30, 2014
Oil and Gas Production Revenues	$1,481	$268	$910	$522	$—	$3,181

Operating Income (Loss)(2)	$(988)	$11	$481	$124	$—	$(372)

Other Income (Expense):
Derivative instrument gains (losses), net						273
Other						(13)
General and administrative						(111)
Transaction, reorganization, and separation						(34)
Financing costs, net						(60)

Income Before Income Taxes						$(317)

For the Nine Months Ended September 30, 2014
Oil and Gas Production Revenues	$4,515	$879	$2,849	$1,800	$—	$10,043

Operating Income(2)	$354	$131	$1,601	$268	$—	$2,354

Other Income (Expense):
Derivative instrument gains (losses), net						79
Other						(4)
General and administrative						(332)
Transaction, reorganization, and separation						(66)
Financing costs, net						(157)

Income Before Income Taxes						$1,874

Total Assets	$30,613	$7,100	$7,246	$6,824	$557	$52,340

(1)	Includes a noncontrolling interest in Egypt.
(2)	Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion, and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. The operating income (loss) of U.S., Canada, and North Sea for the third quarter of 2015 includes non-cash write-downs of each region’s carrying value of oil and gas properties of $4.3 billion, $973 million and $447 million, respectively. For the first nine months of 2015, operating income (loss) of U.S., Canada, and North Sea includes non-cash write-downs of each region’s carrying value of oil and gas properties of $13.9 billion, $3.2 billion, and $1.7 billion, respectively. During the third quarter of 2014, U.S.’s operating income (loss) includes $1.5 billion of non-cash write-downs of the carrying value of oil and gas properties. North Sea’s operating income for the third quarter and first nine months of 2014 include non-cash write-downs of the carrying value of oil and gas properties totaling $17 million and $220 million, respectively.
(3)	Amounts for 2014 have been restated to exclude Argentina and Australia discontinued operations. Total Assets for the 2014 periods also excludes $8.7 billion of divested Australian assets.

10.	SUPPLEMENTAL GUARANTOR INFORMATION

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

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended September 30, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$344	$—	$1,228	$—	$1,572
Equity in net income of affiliates	(1,759)	(520)	—	2,279	—
Other	(63)	14	(27)	—	(76)

	(1,478)	(506)	1,201	2,279	1,496

OPERATING EXPENSES:
Depreciation, depletion, and amortization	4,195	—	2,434	—	6,629
Asset retirement obligation accretion	4	—	33	—	37
Lease operating expenses	97	—	353	—	450
Gathering and transportation	9	—	49	—	58
Taxes other than income	30	—	74	—	104
Impairments	110	—	257	—	367
General and administrative	76	—	10	—	86
Financing costs, net	112	10	(15)	—	107

	4,633	10	3,195	—	7,838

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,111)	(516)	(1,994)	2,279	(6,342)
Provision (benefit) for income taxes	(463)	4	(332)	—	(791)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(5,648)	(520)	(1,662)	2,279	(5,551)
Net income (loss) from discontinued operations, net of tax	(7)	—	(88)	—	(95)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(5,655)	(520)	(1,750)	2,279	(5,646)
Net income attributable to noncontrolling interest	—	—	9	—	9

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(5,655)	$(520)	$(1,759)	$2,279	$(5,655)

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Quarter Ended September 30, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$882	$—	$2,299	$—	$3,181
Equity in net income (loss) of affiliates	491	5	1	(497)	—
Derivative instrument gains (losses), net	320	—	(47)	—	273
Other	(34)	14	5	2	(13)

	1,659	19	2,258	(495)	3,441

OPERATING EXPENSES:
Depreciation, depletion, and amortization	1,914	—	821	—	2,735
Asset retirement obligation accretion	8	—	31	—	39
Lease operating expenses	137	—	451	—	588
Gathering and transportation	15	—	52	—	67
Taxes other than income	67	—	57	—	124
General and administrative	89	—	20	2	111
Transaction, reorganization, and separation	34	—	—	—	34
Financing costs, net	45	11	4	—	60

	2,309	11	1,436	2	3,758

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(650)	8	822	(497)	(317)
Provision (benefit) for income taxes	678	2	88	—	768

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(1,328)	6	734	(497)	(1,085)
Net income from discontinued operations, net of tax	—	—	(156)	—	(156)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(1,328)	6	578	(497)	(1,241)
Net income attributable to noncontrolling interest	—	—	89	—	89

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(1,328)	$6	$489	$(497)	$(1,330)

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,143	$—	$4,019	$—	$5,162
Equity in net income (loss) of affiliates	(4,831)	(1,567)	—	6,398	—
Other	(113)	40	(5)	19	(59)

	(3,801)	(1,527)	4,014	6,417	5,103

OPERATING EXPENSES:
Depreciation, depletion, and amortization	14,040	—	7,713	—	21,753
Asset retirement obligation accretion	11	—	98	—	109
Lease operating expenses	329	—	1,069	—	1,398
Gathering and transportation	25	—	138	—	163
Taxes other than income	97	—	135	—	232
Impairments	110	—	257	—	367
General and administrative	214	—	46	19	279
Transaction, reorganization, and separation	120	—	—	—	120
Financing costs, net	235	31	(26)	—	240

	15,181	31	9,430	19	24,661

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(18,982)	(1,558)	(5,416)	6,398	(19,558)
Provision (benefit) for income taxes	(3,255)	9	(1,425)	—	(4,671)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(15,727)	(1,567)	(3,991)	6,398	(14,887)
Net loss from discontinued operations, net of tax	(179)	—	(780)	—	(959)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(15,906)	(1,567)	(4,771)	6,398	(15,846)
Net income attributable to noncontrolling interest	—	—	60	—	60

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(15,906)	$(1,567)	$(4,831)	$6,398	$(15,906)

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$2,669	$—	$7,374	$—	$10,043
Equity in net income (loss) of affiliates	1,233	58	6	(1,297)	—
Derivative instrument gains (losses), net	175	—	(96)	—	79
Other	(106)	41	56	5	(4)

	3,971	99	7,340	(1,292)	10,118

OPERATING EXPENSES:
Depreciation, depletion, and amortization	2,598	—	2,595	—	5,193
Asset retirement obligation accretion	23	—	92	—	115
Lease operating expenses	386	—	1,310	—	1,696
Gathering and transportation	43	—	160	—	203
Taxes other than income	193	—	289	—	482
General and administrative	276	—	51	5	332
Transaction, reorganization, and separation	66	—	—	—	66
Financing costs, net	118	31	8	—	157

	3,703	31	4,505	5	8,244

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	268	68	2,835	(1,297)	1,874
Provision for income taxes	730	4	918	—	1,652

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(462)	64	1,917	(1,297)	222
Net loss from discontinued operations, net of tax	(127)	—	(389)	—	(516)

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(589)	64	1,528	(1,297)	(294)
Net income attributable to noncontrolling interest	—	—	295	—	295

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(589)	$64	$1,233	$(1,297)	$(589)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK (1)	$(590)	$64	$1,233	$(1,297)	$(590)

(1)	Comprehensive income (loss) activity is recorded on the Apache Corporation entity and consists of derivative instrument reclassifications and changes in fair value as reflected on our statement of consolidated comprehensive income.

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$77	$(25)	$2,520	$—	$2,572
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	150	—	150

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	77	(25)	2,670	—	2,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,517)	—	(2,327)	—	(3,844)
Leasehold and property acquisitions	(243)	—	(11)	—	(254)
Additions to gas gathering, transmission, and processing facilities	(25)	—	(88)	—	(113)
Proceeds from sale of Kitimat LNG	—	—	854	—	854
Proceeds from sale of other oil and gas properties	8	—	140	—	148
Investment in subsidiaries, net	274	—	—	(274)	—
Other	(16)	—	(83)	—	(99)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(1,519)	—	(1,515)	(274)	(3,308)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	4,335	—	4,335

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,519)	—	2,820	(274)	1,027

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	(1,570)	—	—	—	(1,570)
Intercompany borrowings	4,416	(10)	(4,680)	274	—
Early redemption of fixed-rate debt	(939)	—	—	—	(939)
Distributions to noncontrolling interest	—	—	(97)	—	(97)
Dividends paid	(283)	—	—	—	(283)
Treasury stock activity, net	—	—	—	—	—
Other	2	35	(11)	—	26

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	1,626	25	(4,788)	274	(2,863)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,626	25	(4,788)	274	(2,863)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	184	—	702	—	886

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	267	—	502	—	769

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$451	$—	$1,204	$—	$1,655

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$3,574	$(37)	$2,219	$—	$5,756
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	772	—	772

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,574	(37)	2,991	—	6,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(5,425)	—	(1,160)	—	(6,585)
Leasehold and property acquisitions	(503)	—	(135)	—	(638)
Additions to gas gathering, transmission, and processing facilities	(21)	—	(482)	—	(503)
Proceeds from sale of Deepwater Gulf of Mexico assets	1,367	—	—	—	1,367
Restricted cash related to divestitures	(545)	—	—	—	(545)
Proceeds from sale of other oil and gas properties	35	—	355	—	390
Investment in subsidiaries, net	2,303	—	—	(2,303)	—
Other	(67)	—	(29)	—	(96)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(2,856)	—	(1,451)	(2,303)	(6,610)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(331)	—	(331)

NET CASH USED IN INVESTING ACTIVITIES	(2,856)	—	(1,782)	(2,303)	(6,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	1,248	—	(2)	—	1,246
Intercompany borrowings	—	10	(2,322)	2,312	—
Distributions to noncontrolling interest	—	—	(124)	—	(124)
Dividends paid	(271)	—	—	—	(271)
Treasury stock activity, net	(1,830)	—	—	—	(1,830)
Other	—	24	23	(9)	38

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(853)	34	(2,425)	2,303	(941)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(42)	—	(42)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(853)	34	(2,467)	2,303	(983)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(135)	(3)	(1,258)	—	(1,396)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155	3	1,748	—	1,906

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20	$—	$490	$—	$510

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$451	$—	$1,204	$—	$1,655
Receivables, net of allowance	392	—	940	—	1,332
Inventories	35	—	632	—	667
Drilling advances	17	—	169	—	186
Assets held for sale	79	—	—	—	79
Deferred tax asset	72	—	12	—	84
Prepaid assets and other	19	—	57	—	76
Intercompany receivable	5,580	—	—	(5,580)	—

	6,645	—	3,014	(5,580)	4,079

PROPERTY AND EQUIPMENT, NET	1,156	—	21,221	—	22,377

OTHER ASSETS:
Intercompany receivable	—	—	882	(882)	—
Equity in affiliates	19,993	(702)	442	(19,733)	—
Deferred charges and other	157	998	1,201	(1,000)	1,356

	$27,951	$296	$26,760	$(27,195)	$27,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$416	$—	$243	$—	$659
Other current liabilities	851	8	649	—	1,508
Intercompany payable	—	—	5,580	(5,580)	—

	1,267	8	6,472	(5,580)	2,167

LONG-TERM DEBT	8,480	298	(1)	—	8,777

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	882	—	—	(882)	—
Income taxes	109	—	1,888	—	1,997
Asset retirement obligation	225	—	2,342	—	2,567
Other	7,179	250	(6,097)	(1,000)	332

	8,395	250	(1,867)	(1,882)	4,896

COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	9,809	(260)	19,993	(19,733)	9,809
Noncontrolling interest	—	—	2,163	—	2,163

TOTAL EQUITY	9,809	(260)	22,156	(19,733)	11,972

	$27,951	$296	$26,760	$(27,195)	$27,812

APACHE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267	$—	$502	$—	$769
Receivables, net of allowance	837	—	1,187	—	2,024
Inventories	24	—	684	—	708
Drilling advances	34	1	353	—	388
Assets held for sale	—	—	1,628	—	1,628
Deferred tax asset	612	—	157	—	769
Prepaid assets and other	32	—	97	—	129
Intercompany receivable	4,939	—	—	(4,939)	—

	6,745	1	4,608	(4,939)	6,415

PROPERTY AND EQUIPMENT, NET	13,940	—	34,136	—	48,076

OTHER ASSETS:
Intercompany receivable	—	—	608	(608)	—
Equity in affiliates	25,791	869	444	(27,104)	—
Goodwill	—	—	87	—	87
Deferred charges and other	175	1,002	1,197	(1,000)	1,374

	$46,651	$1,872	$41,080	$(33,651)	$55,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$748	$10	$452	$—	$1,210
Asset retirement obligation	28	—	9	—	37
Other current liabilities	1,014	1	1,402	—	2,417
Intercompany payable	—	—	4,939	(4,939)	—

	1,790	11	6,802	(4,939)	3,664

LONG-TERM DEBT	10,947	298	—	—	11,245

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	608	—	—	(608)	—
Income taxes	5,076	—	4,423	—	9,499
Asset retirement obligation	211	—	2,837	—	3,048
Other	2,082	250	(973)	(1,000)	359

	7,977	250	6,287	(1,608)	12,906

COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	25,937	1,313	25,791	(27,104)	25,937
Noncontrolling interest	—	—	2,200	—	2,200

TOTAL EQUITY	25,937	1,313	27,991	(27,104)	28,137

	$46,651	$1,872	$41,080	$(33,651)	$55,952

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our 2014 fiscal year. Results of operations and consolidated cash flows for our divested Australia assets and Argentina operations are reflected as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q.

Overview

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

The downward pressure on oil prices that began in late 2014 continues to impact 2015 results. As compared to third quarter and nine months of 2014, Apache’s average realized oil prices decreased 51 percent and 49 percent, respectively. Additionally, natural gas and natural gas liquids pricing remain significantly lower than 2014.

When prices began to soften late last year, Apache moved swiftly and decisively to address matters within our control: capital spending, overhead, and lease operating costs.

•	We significantly reduced capital spending in 2015, with third quarter and year-to-date capital spending decreasing 70 percent and 58 percent, respectively, from the comparable 2014 periods. We will continue to adjust our capital spending in response to future commodity price fluctuations, cost realignments, and forecasted operating cash flows.

•	We have taken and continue to take steps to reduce our operating cost structure. As part of these efforts, we streamlined our organizational structure and closed our regional office in Tulsa, Oklahoma. We have also consolidated our corporate and Houston region employee bases into a single location, which we believe will foster increased collaboration and communication as well as accelerate technology development and transfer among our core asset teams. As a result of our ongoing efforts, general and administrative costs decreased 23 percent and 16 percent in the 2015 third quarter and nine months, respectively, as compared to 2014.

•	We continue to make significant progress reducing lease operating costs, which on a per-unit basis are 18 and 12 percent lower than the third quarter and first nine months of 2014.

In addition, we have reduced total debt by 22 percent during the current year to $8.8 billion, and we exited the quarter with $1.7 billion in cash and $3.5 billion in available committed borrowing capacity.

Significant operating activities for the quarter include the following:

Overall

•	Average daily equivalent production, adjusted for asset divestitures, increased 2 percent for the quarter and 5 percent for the nine months when compared to the prior-year periods.

•	Liquids production for the third quarter of 2015 averaged 348 thousand barrels of oil equivalent per day (Mboe/d), with crude oil representing 82 percent of total liquids production. Liquids production, adjusted for asset divestitures, increased 3 percent from the third quarter of 2014 and 6 percent from the first nine months of 2014.

North America

•	Onshore equivalent production, adjusted for asset divestitures, was flat for the quarter and up 5 percent for the nine months relative to the 2014 periods. This production performance is notable given that North American onshore exploration and development capital spending was 71 percent and 62 percent lower for the quarter and nine months compared to the prior-year periods.

•	Year-to-date equivalent production from the Permian Basin region, which accounts for more than half of Apache’s total onshore North American production, increased 7 percent from the prior-year period. The increase in production was achieved despite a 45 percent reduction in exploration and development capital spending in the first nine months of 2015 compared to the prior-year period.

International and Offshore

•	In Egypt, third-quarter 2015 gross production of 362 Mboe/d was up 5 percent compared to the third quarter of 2014 as strong growth in higher margin oil production was offset by a decline in lower margin natural gas production. Gross oil production of 214 thousand barrels of oil per day (Mb/d) was up 10 percent compared to the 2014 third quarter as Apache continued its development of the Ptah and Berenice oil discoveries.

•	North Sea average daily production, adjusted for divestitures, increased by 9 percent for the first nine months of 2015 from the 2014 period on less downtime and greater production efficiencies. Production for the third quarter of 2015, adjusted for divestitures, increased 17 percent to 73 Mboe/d compared to 65 Mboe/d in the prior-year quarter. This increase was primarily driven by a full third quarter of production in 2015, as maintenance performed in the third quarter of 2014 impacted prior year results.

•	On October 30, 2015, Apache announced five significant wells in the North Sea: three significant exploration discoveries and two notable development wells.

Exploration Discoveries

•	The K discovery, in the Beryl area, is a significant oil discovery with multiple commercial zones across three distinct fault blocks, including one fault block with over 1,500 feet of net pay. Apache is the operator of this discovery with a 55 percent working interest.

•	The Corona Discovery, also located in the Beryl area, logged 225 feet total vertical depth net pay in excellent reservoir-quality sandstone. Apache has a 100 percent working interest in this discovery.

•	The Seagull Discovery confirmed 672 feet of net oil pay over a 1,092-foot column in Triassic-age sands. The well was flow tested with a facility-constrained rate of 8.7 Mb/d and 16 million cubic feet of natural gas per day (MMcf/d) with a very low pressure drawdown. Further appraisal work will continue following the recent acquisition of a multi-azimuth 3-D survey. Apache has a 35 percent working interest in this discovery and will assume operatorship of this license later this year, subject to necessary approvals.

Notable Development Wells

•	Apache drilled two significant development wells in the Beryl area, which Apache operates. Apache owns a 60.55 percent working interest in both wells. The ACN development well came online in October at a test rate of 11 Mb/d and 30.4 MMcf/d. The L4S pilot well started production in July and had an initial production rate of 2 Mb/d and 45 MMcf/d.

Results of Operations

Oil and Gas Revenues

The table below presents revenues by geographic region and each region’s percent contribution to revenues for 2015 and 2014.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
	$	%	$	%	$	%	$	%
	Value	Contribution	Value	Contribution	Value	Contribution	Value	Contribution
	($ in millions)
Total Oil Revenues:
United States	$492	41%	$1,121	44%	$1,629	40%	$3,358	42%
Canada	55	4%	140	5%	190	4%	434	5%

North America	547	45%	1,261	49%	1,819	44%	3,792	47%

Egypt (1)	401	33%	805	32%	1,387	34%	2,536	32%
North Sea	265	22%	487	19%	886	22%	1,667	21%

International (1)	666	55%	1,292	51%	2,273	56%	4,203	53%

Total(1)	$1,213	100%	$2,553	100%	$4,092	100%	$7,995	100%

Total Gas Revenues:
United States	$105	34%	$210	46%	$298	33%	$721	48%
Canada	59	19%	112	25%	187	21%	382	25%

North America	164	53%	322	71%	485	54%	1,103	73%

Egypt (1)	97	31%	101	23%	300	33%	303	20%
North Sea	48	16%	28	6%	119	13%	110	7%

International (1)	145	47%	129	29%	419	46%	413	27%

Total(1)	$309	100%	$451	100%	$904	100%	$1,516	100%

Natural Gas Liquids (NGL)
Revenues:
United States	$42	84%	$150	85%	$139	84%	$436	82%
Canada	2	4%	16	9%	10	6%	63	12%

North America	44	88%	166	94%	149	90%	499	94%

Egypt (1)	2	4%	4	2%	9	5%	10	2%
North Sea	4	8%	7	4%	8	5%	23	4%

International (1)	6	12%	11	6%	17	10%	33	6%

Total (1)	$50	100%	$177	100%	$166	100%	$532	100%

Total Oil and Gas Revenues:
United States	$639	41%	$1,481	47%	$2,066	40%	$4,515	45%
Canada	116	7%	268	8%	387	8%	879	9%

North America	755	48%	1,749	55%	2,453	48%	5,394	54%

Egypt (1)	500	32%	910	29%	1,696	33%	2,849	28%
North Sea	317	20%	522	16%	1,013	19%	1,800	18%

International (1)	817	52%	1,432	45%	2,709	52%	4,649	46%

Total (1)	$1,572	100%	$3,181	100%	$5,162	100%	$10,043	100%

Discontinued Operations - Argentina and Australia
Oil Revenues	$—		$200		$138		$568
Gas Revenues	—		87		140		296
NGL Revenues	—		—		—		3

Total	$—		$287		$278		$867

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production

The table below presents the third-quarter and year-to-date 2015 and 2014 production and the relative increase or decrease from the prior period.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Oil Volume – b/d
United States	120,412	133,613	(10%)	124,894	130,675	(4%)
Canada	14,795	17,672	(16%)	15,812	17,748	(11%)

North America	135,207	151,285	(11%)	140,706	148,423	(5%)

Egypt(1)(2)	91,132	87,499	4%	94,356	88,076	7%
North Sea	58,330	55,247	6%	59,622	58,636	2%

International	149,462	142,746	5%	153,978	146,712	5%

Total	284,669	294,031	(3%)	294,684	295,135	0%

Natural Gas Volume – Mcf/d
United States	445,239	579,188	(23%)	442,650	589,565	(25%)
Canada	270,027	300,803	(10%)	280,120	331,470	(15%)

North America	715,266	879,991	(19%)	722,770	921,035	(22%)

Egypt(1)(2)	365,552	377,838	(3%)	378,367	374,384	1%
North Sea	81,392	50,647	61%	62,848	50,209	25%

International	446,944	428,485	4%	441,215	424,593	4%

Total	1,162,210	1,308,476	(11%)	1,163,985	1,345,628	(13%)

NGL Volume – b/d
United States	54,951	61,712	(11%)	52,401	57,163	(8%)
Canada	6,440	5,381	20%	6,041	6,349	(5%)

North America	61,391	67,093	(8%)	58,442	63,512	(8%)

Egypt(1)(2)	996	726	37%	1,080	616	75%
North Sea	1,440	1,294	11%	1,053	1,251	(16%)

International	2,436	2,020	21%	2,133	1,867	14%

Total	63,827	69,113	(8%)	60,575	65,379	(7%)

BOE per day(3)
United States	249,569	291,857	(14%)	251,069	286,099	(12%)
Canada	66,239	73,187	(9%)	68,541	79,341	(14%)

North America	315,808	365,044	(13%)	319,610	365,440	(13%)

Egypt(2)	153,054	151,198	1%	158,498	151,090	5%
North Sea	73,335	64,982	13%	71,149	68,255	4%

International	226,389	216,180	5%	229,647	219,345	5%

Total	542,197	581,224	(7%)	549,257	584,785	(6%)

Discontinued Operations — Argentina and Australia
Oil (b/d)	—	22,014		10,175	20,086
Gas (Mcf/d)	—	201,386		125,831	255,762
NGL (b/d)	—	—		—	424
BOE/d	—	55,578		31,146	63,138

(1)	Gross oil, natural gas, and NGL production in Egypt for the third quarter and nine-month period of 2015 and 2014 were as follows:

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Oil (b/d)	214,097	195,165	205,127	196,938
Gas (Mcf/d)	873,418	891,392	865,553	906,751
NGL (b/d)	2,406	1,978	2,426	1,780

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the third quarter and nine-month period of 2015 and 2014 of:

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Oil (b/d)	30,671	29,201	31,530	29,259
Gas (Mcf/d)	125,657	127,020	127,186	124,836
NGL (b/d)	334	242	360	205

(3)	The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

Pricing

The table below presents third-quarter and year-to-date 2015 and 2014 pricing and the relative increase or decrease from the prior periods.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
			Increase			Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Average Oil Price - Per barrel
United States	$44.47	$91.26	(51%)	$47.78	$94.14	(49%)
Canada	40.07	85.43	(53%)	44.00	89.45	(51%)
North America	43.99	90.58	(51%)	47.36	93.58	(49%)
Egypt	47.84	100.06	(52%)	53.86	105.50	(49%)
North Sea	49.46	95.80	(48%)	54.42	104.13	(48%)
International	48.47	98.41	(51%)	54.08	104.95	(48%)
Total(1)	46.34	94.38	(51%)	50.87	99.23	(49%)
Average Natural Gas Price - Per Mcf
United States	$2.57	$3.94	(35%)	$2.47	$4.48	(45%)
Canada	2.39	4.04	(41%)	2.44	4.22	(42%)
North America	2.50	3.97	(37%)	2.46	4.39	(44%)
Egypt	2.87	2.91	(1%)	2.90	2.96	(2%)
North Sea	6.41	6.10	5%	6.95	8.06	(14%)
International	3.51	3.29	7%	3.48	3.57	(2%)
Total(2)	2.89	3.75	(23%)	2.84	4.13	(31%)
Average NGL Price - Per barrel
United States	$8.20	$26.39	(69%)	$9.70	$27.96	(65%)
Canada	3.23	33.50	(90%)	6.12	36.40	(83%)
North America	7.68	26.96	(72%)	9.33	28.81	(68%)
Egypt	27.04	52.80	(49%)	30.62	56.57	(46%)
North Sea	25.61	59.47	(57%)	26.76	66.18	(60%)
International	26.19	57.07	(54%)	28.71	63.01	(54%)
Total	8.38	27.84	(70%)	10.01	29.78	(66%)

Discontinued Operations — Argentina and Australia
Oil price ($/Bbl)	$—	$98.82		$49.76	$103.57
Gas price ($/Mcf)	—	4.70		4.07	4.24
NGL price ($/Bbl)	—	—		—	24.57

Third-Quarter 2015 compared to Third-Quarter 2014

Crude Oil Revenues Crude oil revenues for the third quarter of 2015 totaled $1.2 billion, a $1.3 billion decrease from the comparative 2014 quarter. A 3 percent decrease in average daily production reduced third-quarter 2015 revenues by $40 million compared to the prior-year quarter, while 51 percent lower realized prices decreased revenues by $1.3 billion. Crude oil prices realized in the third quarter of 2015 averaged $46.34 per barrel, compared with $94.38 in the comparative prior-year quarter. Crude oil accounted for 77 percent of oil and gas production revenues and 53 percent of worldwide production in the third quarter of 2015.

Worldwide oil production dropped slightly from the third quarter of 2014, as production growth from our North American onshore area and higher net production in Egypt, a function of our production sharing contracts, was offset by production related to divested properties. Exclusive of production from divested assets during 2014 and 2015, oil production increased 5.7 Mb/d.

Natural Gas Revenues Gas revenues for the third quarter of 2015 totaled $309 million, down 31 percent from the third quarter of 2014. An 11 percent decrease in average production reduced natural gas revenues by $39 million as compared to the prior-year quarter, while a 23 percent decrease in average realized prices decreased revenues by $103 million. Natural gas accounted for 20 percent of our oil and gas production revenues and 36 percent of our equivalent production.

Worldwide natural gas production was 146 MMcf/d lower than the third quarter of 2014, primarily the result of divestitures during 2014. Exclusive of production from these divested assets, our worldwide gas production increased by 14.7 MMcf/d. North Sea production was up on a full quarter of production in 2015, as maintenance performed in the third quarter of 2014 impacted prior year results. Our North American Permian area production increased 14 percent as a result of drilling activity in the region.

NGL Revenues NGL revenues for the third quarter of 2015 totaled $50 million, down $127 million from the third quarter of 2014. A decrease in average NGL production by 8 percent compared to the prior-year quarter reduced NGL revenues by $4 million, while a 70 percent decrease in average realized prices decreased revenues by $123 million. NGLs accounted for 3 percent of our oil and gas production revenues and 12 percent of our equivalent production during the third quarter of 2015.

Worldwide production of NGLs decreased 5.3 Mb/d to 63.8 Mb/d in the third quarter of 2015, primarily the result of 2014 divestitures and natural declines in our midcontinent area. Exclusive of production from divested assets, our worldwide NGL production increased 4.3 Mb/d on production growth from our North American onshore area and international regions.

Year-to-Date 2015 compared to Year-to-Date 2014

Crude Oil Revenues Crude oil revenues for the first nine months of 2015 totaled $4.1 billion, $3.9 billion lower than the comparative 2014 period, primarily driven by a 49 percent decrease in average realized prices. Crude oil accounted for 79 percent of oil and gas production revenues and 54 percent of worldwide production for the first nine months of 2015, and 80 percent of production revenues and 50 percent of worldwide production for the 2014 comparative period. Slightly lower production volumes reduced revenues by $6 million compared to the first nine months of 2014, while lower realized prices reduced revenues by $3.9 billion. Crude oil prices realized in the first nine months of 2015 averaged $50.87 per barrel, compared with $99.23 in the comparative prior-year period.

Worldwide production remained essentially flat in the first nine months of 2015 from the same period last year, as production growth in our North American onshore areas and Egypt region was completely offset by 2014 divestitures. Exclusive of production from these divested assets, worldwide production increased 15.2 Mb/d, primarily the result of growth in our North American Onshore areas and higher net production in our Egypt region, a function of our production sharing contracts.

Natural Gas Revenues Gas revenues for the first nine months of 2015 totaled $0.9 billion, down 40 percent from the comparative 2014 period. A 13 percent decline in average production reduced natural gas revenues by $141 million, while a 31 percent decrease in average realized prices reduced revenues by $471 million. Natural gas accounted for 18 percent of our oil and gas production revenues and 35 percent of our equivalent production, compared to 15 percent and 38 percent, respectively, for the 2014 period.

Our worldwide natural gas production was 182 MMcf/d lower than the first nine months of 2014, the result of divestitures in 2014. Exclusive of production from divested assets, worldwide production increased 33.9 MMcf/d on higher production in the North American onshore areas and the Beryl area in the North Sea.

NGL Revenues NGL revenues for the first nine months of 2015 totaled $166 million, down $366 million from the comparative 2014 period. A 7 percent decrease in average production decreased NGL revenues by $13 million as compared to the prior-year period, while a 66 percent decrease in average realized prices decreased revenues by $353 million. NGLs accounted for nearly 3 percent of our oil and gas production revenues and 11 percent of our equivalent production during the first nine months of 2015.

Worldwide production of NGLs decreased 4.8 Mb/d to 60.6 Mb/d in the first nine months of 2015, primarily from natural declines in the midcontinent area and divestitures during 2014 and 2015. Exclusive of production from divested assets, our worldwide NGL production increased 6.0 Mb/d driven by growth in our North American onshore areas.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and a boe basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt but exclude discontinued operations in Australia and Argentina.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In millions)		(Per boe)		(In millions)		(Per boe)
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	$829	$1,086	$16.63	$20.31	$2,751	$3,182	$18.35	$19.93
Additional	5,721	1,562	114.69	29.20	18,757	1,765	125.09	11.05
Other assets	79	87	1.58	1.63	245	246	1.63	1.54
Asset retirement obligation accretion	37	39	0.72	0.73	109	115	0.72	0.72
Lease operating costs	450	588	9.03	10.99	1,398	1,696	9.33	10.63
Gathering and transportation costs	58	67	1.15	1.28	163	203	1.08	1.28
Taxes other than income	104	124	2.09	2.32	232	482	1.55	3.02
Impairments	367	—	7.36	—	367	—	2.45	—
General and administrative	86	111	1.74	2.07	279	332	1.86	2.08
Transaction, reorganization, and separation	—	34	—	0.64	120	66	0.80	0.41
Financing costs, net	107	60	2.15	1.10	240	157	1.60	0.98

Total	$7,838	$3,758	$157.14	$70.27	$24,661	$8,244	$164.46	$51.64

Recurring Depreciation, Depletion, and Amortization (DD&A) Oil and gas property recurring DD&A expense of $829 million in the third quarter of 2015 decreased $257 million compared to the prior-year quarter. Oil and gas property recurring DD&A expense of $2.8 billion in the first nine months of 2015 decreased $431 million compared to the prior-year period. The Company’s oil and gas property recurring DD&A rate decreased $3.68 and $1.58 per boe for the third quarter and first nine months of 2015, respectively, compared to the prior-year periods. The primary factor driving both lower absolute dollar expense and lower DD&A per boe rates was the reduction in the Company’s oil and gas property carrying values resulting from significant property write-downs incurred in the first and second quarters of 2015.

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

As a result of a significant and sustained drop in commodity prices, Apache recorded non-cash after-tax write-downs of its proved oil and gas properties totaling $3.7 billion and $12.2 billion in the third quarter and first nine months of 2015, respectively. The following table reflects write-downs by country:

	For the Quarter Ended September 30, 2015		For the Nine Months Ended September 30, 2015
	Before tax	After tax	Before tax	After tax
	(In millions)

U.S.	$4,301	$2,774	$13,855	$8,937
Canada	973	719	3,160	2,347
North Sea	447	223	1,742	871

Total impairment	$5,721	$3,716	$18,757	$12,155

If commodity prices do not recover significantly from current levels, the Company expects further write-downs of the carrying value of its oil and gas properties as the full cost ceiling limitation was calculated using a historical 12-month pricing average that included oil prices from the fourth quarter of 2014. These prices were significantly higher than current commodity futures prices. To estimate the full cost ceiling limitation for the remainder of 2015, had the Company utilized commodity futures prices as of September 30, 2015 for the remaining three months of 2015 in lieu of using historical commodity prices for the last three months of 2014 to calculate the 12 month unweighted arithmetic average price, the write-down as of September 30, 2015 would have been higher by $3.7 billion ($2.4 billion net of tax).

Lease Operating Expenses (LOE) LOE decreased $138 million, or 23 percent, for the quarter, and $298 million, or 18 percent, for the nine-month period, on an absolute dollar basis relative to the comparable periods of 2014. On a per-unit basis, LOE decreased 18 percent to $9.03 per boe for the third quarter of 2015, and 12 percent to $9.33 per boe for the first nine months of 2015, as compared to the prior-year periods. These reductions reflect our continued focus on cost reductions consistent with the current price environment.

Gathering and Transportation Gathering and transportation costs totaled $58 million and $163 million in the third quarter and first nine months of 2015, respectively, down $9 million and $40 million from the third quarter and first nine months of 2014, respectively. The decrease was driven primarily by North American onshore divestitures, partially offset by an increase in production and rate changes in the Permian Basin and increased export volumes in Egypt.

Taxes other than Income Taxes other than income totaled $104 million and $232 million for the third quarter and the first nine months of 2015, respectively, a decrease of $20 million and $250 million, respectively, from the comparative prior-year periods. The following table presents a comparison of these expenses:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)

U.K. PRT	$51	$16	$58	$170
Severance taxes	31	74	94	198
Ad valorem taxes	18	26	60	89
Other	4	8	20	25

Total Taxes other than income	$104	$124	$232	$482

The North Sea Petroleum Revenue Tax (PRT) is assessed on qualifying fields in the U.K. North Sea. For the third quarter of 2015, U.K. PRT was $35 million higher than the 2014 period as a result of changes in capital spending and other adjustments during the second and third quarters of 2015. Severance tax expense and ad valorem tax expense decreased $43 million and $8 million, respectively, on lower oil and gas prices and divestitures made throughout the last year.

U.K. PRT for the first nine months of 2015 was $112 million lower when compared to the 2014 period as a result of a decrease in production revenue offset by lower capital expenditures. For the first nine months of 2015, lower oil prices and property divestitures lowered severance taxes by $104 million as compared to the first nine months of 2014. Ad valorem tax decreased $29 million in the first nine months of 2015 compared to 2014 as a result of property divestitures.

Impairments For the quarter and nine months ended September 30, 2015, the Company recorded asset impairments totaling $367 million in connection with fair value assessments, including $210 million for the impairment of gathering, transmission, and processing (GTP) facilities, $148 million for the impairment of an equity method investment, and $9 million for inventory write-downs.

General and Administrative Expenses General and administrative expenses (G&A) for the third quarter of 2015 decreased $25 million, or 23 percent, from the third quarter of 2014 on an absolute basis and decreased $0.33 on a per-unit basis. For the first nine months of 2015 G&A decreased $53 million, or 16 percent, on an absolute basis from the comparable 2014 period and decreased $0.22 per boe on a per-unit basis. These reductions reflect our continued focus on cost reductions consistent with the current price environment.

Transaction, Reorganization, and Separation The Company incurred $120 million for the nine months of 2015 related to our recent divestiture activity and company reorganization. The cost incurred for the year includes approximately $60 million for executive and employee separation; $25 million associated with the closing of our office in Tulsa, consolidating office space in Houston, and other reorganization efforts; and $35 million related to transaction costs for Australia and other transactions.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)

Interest expense	$120	$125	$371	$373
Amortization of deferred loan costs	6	2	10	5
Capitalized interest	(56)	(66)	(173)	(216)
Loss on extinguishment of debt	39	—	39	—
Interest income	(2)	(1)	(7)	(5)

Financing costs, net	$107	$60	$240	$157

Net financing costs were up $47 million and $83 million in the third quarter and first nine months of 2015, respectively, compared to the same 2014 periods, driven by a loss on the early extinguishment of debt during the third quarter of 2015. Apache also had lower capitalized interest of $10 million and $43 million in the third quarter and first nine months of 2015, respectively, compared to the prior-year periods as a result of lower project activities.

Provision for Income Taxes The Company estimates its annual effective income tax rate for continuing operations in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Non-cash write-downs of the carrying value of the Company’s proved oil and gas properties, statutory tax rate changes, and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

During the third quarter of 2015 Apache’s effective tax rate was primarily impacted by an increase in the amount of valuation allowances. With the further commodity price declines since the second quarter, management continues to assess the potential realization of its deferred tax assets. In the third quarter, the Company recorded a deferred tax expense of $1.1 billion and $69 million related to an increase in valuation allowances associated with U.S. foreign tax credits and net operating loss carryforwards, respectively. In addition to the allowance recorded during the third quarter, the Company had previously recorded tax expense of $853 million in the second quarter of 2015 related to an increase in valuation allowance associated with management’s assessment on the realizability of U.S. foreign tax credits subsequent to repatriating the majority of net cash proceeds from the Kitimat LNG project and Australia divestitures. The Company is positioned to efficiently repatriate future foreign earnings.

Apache’s year-to-date effective tax rate is primarily driven by the increase in U.S. valuation allowances described above and an increase in the valuation allowance on Canadian deferred tax assets, partially offset by a first-quarter 2015 deferred tax benefit from the previously announced U.K. tax rate change.

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

Deterioration in commodity prices also impacts estimated quantities of proved reserves. In the first nine months of 2015, we recognized negative reserve revisions of approximately 13 percent of our year-end 2014 estimated proved reserves as a result of lower prices. If realized prices for the remainder of 2015 approximate commodity future prices as of September 30, 2015, the Company is reasonably likely to report additional negative revisions, currently estimated at three to five percent of year-end 2014 estimated proved reserves.

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

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Nine Months Ended September 30,
	2015	2014
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by continuing operating activities	$2,572	$5,756
Proceeds from sale of Kitimat LNG	854	—
Proceeds from Australian divestitures	4,693	—
Net cash provided by Argentina discontinued operations	—	788
Net cash from sale of Deepwater Gulf of Mexico assets	—	1,367
Proceeds from sale of other oil and gas properties	148	390
Net commercial paper and bank loan borrowings	—	1,246

	8,267	9,547

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$3,957	$7,088
Leasehold and property acquisitions	254	638
Net cash used by Australia discontinued operations	208	389
Restricted cash from sale of Deepwater Gulf of Mexico assets	—	545
Net commercial paper and bank loan repayments	1,570	—
Early redemption of fixed-rate debt	939	—
Dividends paid	283	271
Treasury stock activity, net	—	1,830
Distributions to noncontrolling interest	97	124
Other	73	58

	7,381	10,943

Increase (decrease) in cash and cash equivalents	$886	$(1,396)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.

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

Net cash provided by continuing operating activities for the first nine months of 2015 totaled $2.6 billion, a decrease of $3.2 billion from the first nine months of 2014. The decrease primarily reflects lower commodity prices and divestitures. Since the end of 2014, we have taken steps to reduce drilling, operating, and overhead costs, with a target of spending within cash flow in 2016.

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

Capital Expenditures Worldwide E&D expenditures for the first nine months of 2015 totaled $3.8 billion, compared to $6.6 billion for the first nine months of 2014. Apache’s E&D capital spending was primarily focused on North American onshore assets. In the North America onshore region, Apache operated an average of 13 drilling rigs during the first nine months of 2015.

Apache also completed leasehold and property acquisitions totaling $254 million and $638 million during the first nine months of 2015 and 2014, respectively. Our 2015 acquisition investments continue to focus on adding new leasehold positions to our North American onshore portfolio.

Apache’s investment in gas gathering, transmission, and processing (GTP) facilities totaled $113 million during the first nine months of 2015 compared to $503 million in the comparative prior-year period. The Company’s investment in GTP was primarily associated with the Kitimat LNG project, which was divested in the second quarter of 2015.

Dividends For the nine-month periods ended September 30, 2015, and 2014, the Company paid $283 million and $271 million, respectively, in dividends on its common stock.

Liquidity

The following table presents a summary of our key financial indicators at the dates presented:

	September 30, 2015	December 31, 2014
	(In millions of dollars, except as indicated)

Cash and cash equivalents	$1,655	$769
Total debt	8,777	11,245
Equity	11,972	28,137
Available committed borrowing capacity	3,500	3,730
Percent of total debt-to-capitalization	42%	29%

Cash and cash equivalents The Company had $1.7 billion in cash and cash equivalents as of September 30, 2015, compared to $769 million at December 31, 2014. At September 30, 2015, approximately $1.2 billion of the cash was held by foreign subsidiaries. The cash held by foreign subsidiaries may be subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.

Debt As of September 30, 2015, outstanding debt, which consisted of notes and debentures, totaled $8.8 billion. As of September 30, 2015, Apache had $416,000 of notes due June 2016 classified as short-term debt on the consolidated balance sheet.

On September 1, 2015, the Company fully redeemed its $500 million 5.625% notes due in 2017 and its $400 million 1.75% notes due in 2017. The notes were redeemed pursuant to the provisions of each respective note’s indenture. Apache paid the holders an aggregate of $939 million in cash reflecting principal and the premium to par, and an additional $8 million in accrued and unpaid interest.

After redeeming the 2017 notes, the Company had no debt maturing within the next two years, with $550 million due in 2018 and $150 million due in 2019.

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

The Company has available a $3.5 billion commercial paper program, which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. As of September 30, 2015, the Company had no debt outstanding under commercial paper, committed bank facilities, and uncommitted bank lines.

The Company was in compliance with the terms of all credit facilities as of September 30, 2015.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. Our average crude oil realizations have decreased 51 percent to $46.34 per barrel in the third quarter of 2015 from $94.38 per barrel in the comparable period of 2014. Our average natural gas price realizations have decreased 23 percent to $2.89 per Mcf in the third quarter of 2015 from $3.75 per Mcf in the comparable period of 2014.

We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of September 30, 2015, Apache had no open commodity derivative positions.

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

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $133 million would result from a 10 percent weakening or strengthening, respectively, in the Canadian dollar and British pound as of September 30, 2015.

Forward-Looking Statements and Risk

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2014, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs, and other products or services;

•	our commodity hedging arrangements;

•	the integration of acquisitions;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative or regulatory changes;

•	the impact on our operations from changes in the Egyptian government;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•	other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our third-quarter 2015 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

John J. Christmann, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.1	–	Restated Certificate of Incorporation of Registrant, dated September 19, 2013, as filed with the Secretary of State of Delaware on September 19, 2013 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed September 20, 2013, SEC File No. 001-4300).

3.2	–	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated May 14, 2015, as filed with the Secretary of State of Delaware on May 14, 2015 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 20, 2015, SEC File No. 001-4300).

3.3	–	Bylaws of Registrant, as amended May 14, 2015 (incorporated by reference to Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed May 20, 2015, SEC File No. 001-4300).

*10.1	–	First Amendment to Credit Agreement, dated as of September 9, 2015, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto, amending Credit Agreement, dated as of June 4, 2015, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and Royal Bank of Canada, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Bank, National Association, and Mizuho Bank, Ltd., as Co-Documentation Agents.

*10.2	–	Apache Corporation Executive Termination Policy.

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*101.INS	–	XBRL Instance Document.

*101.SCH	–	XBRL Taxonomy Schema Document.

*101.CAL	–	XBRL Calculation Linkbase Document.

*101.LAB	–	XBRL Label Linkbase Document.

*101.PRE	–	XBRL Presentation Linkbase Document.

*101.DEF	–	XBRL Definition Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated:	November 5, 2015	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 5, 2015	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer
and Controller
(Principal Accounting Officer)