Form 10-K
period 2015-12-31
APACHE CORP
filed 2016-02-26
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer[   ] Non-accelerated filer[   ] Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes [   ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2015	$21,783,122,197
Number of shares of registrant’s common stock outstanding as of January 31, 2016	378,297,784

Documents Incorporated By Reference

Portions of registrant’s proxy statement relating to registrant’s 2016 annual meeting of stockholders have been incorporated by reference in Part II and Part III of this annual report on Form 10-K.

DESCRIPTION

i

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2015, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

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

ii

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

“Liquids” means oil and natural gas liquids.

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

iii

PART I

ITEMS 1 AND 2.     BUSINESS AND PROPERTIES

General

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. We currently have exploration and production interests in four countries: the U.S., Canada, Egypt, and the U.K. (North Sea). Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities. We treat all operations as one line of business.

Our common stock, par value $0.625 per share, has been listed on the New York Stock Exchange (NYSE) since 1969, on the Chicago Stock Exchange (CHX) since 1960, and on the NASDAQ National Market (NASDAQ) since 2004. On May 18, 2015, we filed certifications of our compliance with the listing standards of the NYSE and the NASDAQ, including our principal executive officer’s certification of compliance with the NYSE standards. Through our website, www.apachecorp.com, you can access, free of charge, electronic copies of the charters of the committees of our Board of Directors, other documents related to our corporate governance (including our Code of Business Conduct and Governance Principles), and documents we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Included in our annual and quarterly reports are the certifications of our principal executive officer and our principal financial officer that are required by applicable laws and regulations. Access to these electronic filings is available as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. You may also request printed copies of our corporate charter, bylaws, committee charters or other governance documents free of charge by writing to our corporate secretary at the address on the cover of this report. Our reports filed with the SEC are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov. From time to time, we also post announcements, updates, and investor information on our website in addition to copies of all recent press releases. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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

Business Strategy

Apache’s mission is to grow a profitable exploration and production company in a safe and environmentally responsible manner for the long-term benefit of our shareholders. Apache’s long-term perspective has many dimensions, which are centered on the following core strategic components:

•	rigorous portfolio management

•	financial flexibility

•	optimization of returns, earnings, and cash flow

Rigorous management of our asset portfolio plays a key role in optimizing shareholder value over the long-term. In 2015, Apache completed a multi-year effort to refocus its portfolio and strengthen its financial position. As a part of this effort, the Company monetized certain capital intensive projects that were not accretive to earnings in the near-term and other non-strategic assets. These divestitures included Apache’s interest in LNG projects in Australia and Canada, its exploration and production operations in Australia and Argentina, and mature assets offshore in the Gulf of Mexico. The proceeds were used to reduce debt levels and redeployed to upgrade our portfolio.

Preserving financial flexibility is also key to our overall business philosophy. In response to the decline in commodity prices, Apache immediately took proactive measures to reduce activity levels and focused on bringing costs into alignment with commodity prices. We reduced our capital investments by over 60 percent from 2014 levels and realized meaningful reductions in drilling, operating, and overhead costs. These steps, coupled with our strategic divestitures, enabled us to reduce debt $2.5 billion and increase cash $700 million from year-end 2014. We accomplished this in spite of a 47 percent decrease in crude oil realizations and a 44 percent decline in North American natural gas realizations.

During 2016 we will continue to focus on our cost structure and expect to realize additional reductions in overhead, operating, and capital costs. In addition, we have chosen to reduce our capital spending to a level at which we believe we can achieve “cash flow neutrality” for the year. We intend to fund our capital program and dividends through cash from operations and a limited amount of non-core asset sales, without external financing. Our 2016 capital budget is over 60 percent lower than 2015 and 80 percent lower than 2014. Our 2016 capital will be allocated on a prioritized basis as follows: (i) maintain assets and keeping them running efficiently and preserve mineral rights and leases, (ii) further optimize and build high quality inventory for the future, (iii) conduct certain medium-cycle, high-impact exploration activities, and (iv) conduct limited-scale development activities that remain economically robust at these low prices. We currently plan capital investments in 2016 in the range of $1.4 to $1.8 billion excluding noncontrolling interest: $700 million to $800 million allocated to North American onshore plays, and the balance to international and U.S. offshore regions. This budget may be adjusted, up or down, with commodity price movements throughout the year. Given the further curtailment of capital spending, we are projecting a production decline of 7 percent to 11 percent in 2016 compared to 2015 levels, after adjusting for divestitures and volumes associated with Egypt’s noncontrolling interest and tax impacts.

For a more in-depth discussion of our divestitures, strategy, 2015 results, and the Company’s capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Geographic Area Overviews

We have exploration and production interests in four countries: the U.S., Canada, Egypt, and the U.K. North Sea. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities. During 2015, the Company completed the sale of all of its operations in Australia. Results of operations and cash flows for Australia operations are reflected as discontinued operations in the Company’s financial statements and are not included in the tables below.

The following table sets out a brief comparative summary of certain key 2015 data for each of our operating areas. Additional data and discussion is provided in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

	Production	Percentage of Total Production	Production Revenue	Year-End Estimated Proved Reserves	Percentage of Total Estimated Proved Reserves	Gross Wells Drilled	Gross Productive Wells Drilled
	(In MMboe)		(In millions)	(In MMboe)

United States	91.6	47%	$2,636	847	54%	506	492
Canada	24.7	13	498	280	18	38	38

Total North America	116.3	60	3,134	1,127	72	544	530

Egypt(1)	53.0	27	1,969	302	19	122	109
North Sea	26.0	13	1,280	135	9	26	21
Other International	–	–	–	–	–	1	–

Total International	79.0	40	3,249	437	28	149	130

Total	195.3	100%	$6,383	1,564	100%	693	660

(1)	Includes production volumes, revenues, and reserves attributable to a noncontrolling interest in Egypt.

North America

Apache’s North American assets are primarily located in the Permian Basin, the Anadarko basin in western Oklahoma and the Texas Panhandle, Gulf Coast and the offshore Gulf of Mexico areas of the U.S., and in Western Canada.

North America Onshore

Overview     We have access to significant liquid hydrocarbons across our 10.7 million gross acres onshore in the U.S. and Canada. Approximately 55 percent of this acreage is undeveloped. Additionally, 58 percent of Apache’s worldwide equivalent 2015 production and 72 percent of our estimated year-end proved reserves were in our U.S. and Canada onshore regions. Over the past several years, Apache’s drilling activity has centered on our North America onshore assets, which delivered liquids growth of 4 percent during 2015 excluding the impacts of divestitures. To manage our development efforts across our acreage positions within North America, our onshore assets are divided into a few key regions: Permian, MidContinent/Gulf Coast, and Canada.

Permian Region     Our Permian region controls over 3.3 million gross acres with exposure to numerous plays across the Permian Basin. Apache is one of the largest operators in the Permian Basin, with more than 14,300 producing wells in 163 fields, including 58 waterfloods and seven CO2 floods. The Permian region’s year-end 2015 estimated proved reserves were 684 MMboe, representing 44 percent of the Company’s worldwide reserves. Total region production for 2015 was up 6 percent sequentially, despite operating an average rig count of 12 compared to 40 rigs in the prior year. The reduced rig count reflected the Company’s decisive action to reduce capital spending in response to rapidly declining commodity prices. During the year, we drilled or participated in drilling 378 wells, 217 of which were horizontal, with a 97 percent success rate.

In recent years, the region has been testing numerous formations and building a large inventory of horizontal opportunities in several plays across our acreage position. In 2015, we ran a streamlined capital program that focused on efficiency improvements, downspacing and other strategic tests to further delineate several plays. Production growth was driven by Wolfcamp wells in the Barnhart, Wildfire and Azalea areas of the Southern Midland Basin, the Bone Spring development program in the Delaware basin, and Yeso drilling on the Northwest shelf. In addition, the region continued to manage its completion inventory as costs continued to fall throughout the year.

Given its acreage holdings and recent seismic data acquisitions, the region’s deep portfolio of drilling inventory and opportunities allows us to focus efforts on the most economic wells and capital projects as the industry continues to adjust to current commodity price levels. Heading into 2016, we will continue to operate in a reduced capital spending program and will balance larger development programs with exploration activity in several new areas.

MidContinent/Gulf Coast Region     As part of our 2015 strategic efforts to reduce our operating cost structure, we streamlined our organization by closing our regional office in Tulsa and combining our MidContinent and Gulf Coast onshore regions. Apache’s MidContinent/Gulf Coast region holds 2.8 million gross acres and includes 3,402 producing wells primarily in western Oklahoma, the Texas Panhandle, and south Texas. Total region production in 2015 was 73 Mboe/d, comprising 13 percent of Apache’s worldwide production. The region’s year-end 2015 estimated proved reserves were 154 MMboe.

In 2015, Apache drilled or participated in drilling 127 wells with a 99 percent success rate. The region focused on drilling activities in the Canyon Lime, Eagle Ford, Marmaton, and Woodford formations with consistently strong results. Apache is active in the Woodford-SCOOP play in Central Oklahoma targeting the Woodford formation, where we drilled or participated in drilling 33 wells. The region continues to work on optimizing fracture geometry and well spacing to reduce costs in this play. Apache’s prolific Canyon Lime and Woodford plays will again be a focus area for region drilling activity in 2016.

Canada Region     Apache entered the Canadian market in 1995 and currently holds nearly 3.6 million gross acres across the provinces of British Columbia, Alberta, and Saskatchewan. The region’s large acreage position presents significant drilling opportunities and portfolio diversification with exposure to oil, gas, and liquids rich fairways. Our Canadian region provided approximately 13 percent of Apache’s 2015 worldwide production and held 280 MMboe of estimated proved reserves at year-end.

In 2015, Apache drilled or participated in drilling 38 wells in the region with a 100 percent success rate. Drilling operations continued in our established Swan Hills, Bluesky, and Glauconite plays, and we de-risked our Montney and Duvernay emerging growth plays. The results from the first seven-well pad in the Duvernay were encouraging. Moving to a pad development decreased costs by 40 percent from 2014. The pad commenced production during the fourth quarter, with average 30 day initial production rates of 1,632 boe/d per well. Our Montney drilling has been focused in the Karr-Simonette and Wapiti areas. The two initial wells in Karr-Simonette exceeded expectations with peak oil rates of 450 and 630 boe/d. We have also successfully tested the lower Montney in the Wapiti area. The region’s development activity in 2016 will primarily be centered on the Duvernay and Montney programs.

As part of our assessment and rationalization of the Company’s North American portfolio, in the second quarter of 2015 we divested our working interest in the Kitimat LNG development and approximately 333,000 of our net acres in the Horn River and Liard natural gas basins of British Columbia.

North America Offshore

Gulf of Mexico Region    The Gulf of Mexico region comprises assets in the offshore waters of the Gulf of Mexico and onshore Louisiana. Apache’s offshore technical teams continue to focus on subsalt and other deeper exploration opportunities in water depths less than 1,000 feet, which have been relatively untested by the industry. In addition to the exploration and development of properties in shallower water, Apache continues to pursue joint venture and other monetization opportunities for its deepwater prospects, which offer exposure to significant reserve and production potential in underexplored and oil-prone areas in water depths greater than 1,000 feet. During 2015, Apache’s Gulf of Mexico region contributed 9.2 Mboe/d to the Company’s total production.

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

Apache primarily markets its North American crude oil to integrated major oil companies, marketing and transportation companies, and refiners based on a West Texas Intermediate (WTI) price, adjusted for quality, transportation, and a market-reflective differential.

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

International

Apache’s international assets are located in Egypt and offshore U.K. in the North Sea. In 2015, international assets contributed 40 percent of our production and 51 percent of our oil and gas revenues. Approximately 28 percent of our estimated proved reserves at year-end were located outside North America.

Egypt

Overview   Our operations in Egypt are conducted pursuant to production sharing contracts (PSCs). Under the terms of the PSCs, the contractor partners bear the risk and cost of exploration, development, and production activities. In return, if exploration is successful, the contractor partners receive entitlement to variable physical volumes of hydrocarbons, representing recovery of the costs incurred and a stipulated share of production after cost recovery. Additionally, the contractor income taxes, which remain the liability of the contractor under domestic law, are paid by Egyptian General Petroleum Corporation (EGPC) on behalf of the contractor out of EGPC’s production entitlement. Income taxes paid to the Arab Republic of Egypt on behalf of the contractor are recognized as oil and gas sales revenue and income tax expense and reflected as production and estimated reserves. Because our cost recovery entitlement and income taxes paid on our behalf are determined as a monetary amount, the quantities of production entitlement and estimated reserves attributable to these monetary amounts will fluctuate with commodity prices. In addition, because the contractors’ income taxes are paid by EGPC, the amount of the income tax has no economic impact on the contractors despite impacting our production and reserves.

Our activity in Egypt began in 1994 with our first Qarun discovery well, and today we are one of the largest acreage holders in Egypt’s Western Desert. At year-end 2015, we held 6.7 million gross acres in 24 separate concessions. Approximately 73 percent of our acreage in Egypt is undeveloped, providing us with considerable exploration and development opportunities for the future. Development leases within concessions currently have expiration dates ranging from 4 to 24 years, with extensions possible for additional commercial discoveries or on a negotiated basis. Our estimated proved reserves in Egypt are reported under the economic interest method and exclude the host country’s share of reserves. Our operations in Egypt, including a one-third noncontrolling interest, contributed 27 percent of our 2015 production and accounted for 19 percent of our year-end estimated proved reserves and 36 percent of our estimated discounted future net cash flows. Excluding the noncontrolling interest, Egypt contributed 20 percent of our 2015 production and accounted for 14 percent of our year-end estimated proved reserves and 27 percent of our estimated discounted future net cash flows.

We have historically been one of the most active drillers in the Western Desert, however, 2015 activity was curtailed in all regions in response to reduction in commodity prices. We drilled 97 development and 25 exploration wells in 2015. Approximately 60 percent of our exploration wells were successful, further expanding our presence in the westernmost concessions and unlocking additional opportunities in existing plays. A key component of the region’s success has been the ability to acquire and evaluate 3-D seismic surveys that enable our technical teams to consistently high-grade existing prospects and identify new targets across multiple pay horizons in the Cretaceous, Jurassic, and deeper Paleozoic formations.

Following several years of political turmoil, Apache’s operations, located in remote locations in the Western Desert, continue to experience no production interruptions. We have also continued to receive development lease approvals for our drilling program. However, a deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, forced renegotiation or modification of our existing contracts with EGPC, or threats or acts of terrorism by groups such as ISIS, could materially and adversely affect our business, financial condition, and results of operations. Apache purchases and maintains limited insurance covering its investments in Egypt. For information regarding such coverage, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Insurance Program of this Form 10-K.

Marketing   Our gas production is sold to EGPC primarily under an industry-pricing formula, a sliding scale based on Dated Brent crude oil with a minimum of $1.50 per MMBtu and a maximum of $2.65 per MMBtu, plus an upward adjustment for liquids content. The region averaged $2.92 per Mcf in 2015.

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

North Sea

Overview   Apache entered the North Sea in 2003 after acquiring an approximate 97 percent working interest in the Forties field (Forties). Since acquiring Forties, Apache has actively invested in the region and has established a large inventory of drilling prospects through successful exploration programs and the interpretation of acquired 3-D and 4-D seismic data. Building upon its success in Forties, in 2011 Apache acquired Mobil North Sea Limited, providing the region with additional exploration and development opportunities across numerous fields, including operated interests in the Beryl, Nevis, Nevis South, Skene, and Buckland fields and non-operated interests in the Maclure field. In total, Apache has interests in approximately 1 million gross acres in the U.K. North Sea.

The North Sea region continues to play an important role in the overall Apache portfolio by providing competitive investment opportunities across multiple horizons and potential reserve upside with high-impact exploration potential. In 2015, the North Sea region contributed 13 percent of worldwide consolidated production and 9 percent of year-end estimated proved reserves. During the year, 23 development wells were drilled in the North Sea, of which 19 were productive. Apache has invested approximately $2.7 billion in infrastructure improvements across all of its fields over the past decade resulting in significantly improved production efficiency and lower unit operating costs. With basin-wide leading production efficiency, our infrastructure and offtake capabilities have positioned the region to be allocated a higher percentage of capital dollars for drilling and production.

The Beryl field, which is a geologically complex area with multiple fields and stacked pay potential, provides for significant exploration opportunity. Following the completion of the first full-field 3-D acquisition since 1997, Apache recently announced two exceptional discoveries in the area, the K and Corona discoveries, and is moving ahead with development and additional exploration efforts. The K discovery encompasses multiple commercial zones across three distinct fault blocks, including one fault block with over 1,500 feet of net pay and is projected to begin production mid-2017. The Corona discovery logged 225 feet vertical depth net pay in reservoir-quality sandstone. Apache has 55 percent and 100 percent working interests in K and Corona, respectively. The 3-D acquisition has also indicated the potential for several future prospects similar to K and Corona on Apache acreage in the Beryl area.

In addition to the K and Corona discoveries, Apache also announced an appraisal well drilled approximately 50 miles (80 kilometers) south of the Forties complex. The Seagull discovery logged 672 feet of net oil pay over a 1,092-foot column in Triassic-age sands. Further appraisal work will continue following the recent acquisition of a multi-azimuth 3-D survey. Apache is now operator of the license and has a 35 percent working interest in the project.

Marketing   We have traditionally sold our North Sea crude oil under term contracts, with a market-based index price plus a premium, which reflects the higher market value for term arrangements.

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

Australia/Argentina

During the second quarter of 2015, Apache completed the sale of its Australian LNG business and oil and gas assets. In March 2014, Apache completed the sale of all of its operations in Argentina. Results of operations and consolidated cash flows for the divested Australia assets and Argentina operations are reflected as discontinued operations in the Company’s financial statements for all periods presented in this Annual Report on Form 10-K.

Other Exploration

New Ventures

Apache’s global New Ventures team provides exposure to new growth opportunities by looking outside of the Company’s traditional core areas and targeting higher-risk, higher-reward exploration opportunities located in frontier basins as well as new plays in more mature basins. Plans for 2016 include continued analysis and review of our deepwater prospects in offshore Suriname.

Major Customers

In 2015, 2014, and 2013 purchases by Royal Dutch Shell plc and its subsidiaries accounted for 11 percent, 19 percent, and 24 percent, respectively, of the Company’s worldwide oil and gas production revenues.

Drilling Statistics

Worldwide in 2015 we participated in drilling 693 gross wells, with 660 (95 percent) completed as producers. Historically, our drilling activities in the U.S. have generally concentrated on exploitation and extension of existing producing fields rather than exploration. As a general matter, our operations outside of North America focus on a mix of exploration and development wells. In addition to our completed wells, at year-end a number of wells had not yet reached completion: 41 gross (18.1 net) in the U.S., 45 gross (42.5 net) in Egypt, 7 gross (7 net) in Canada, and 3 gross (2.2 net) in the North Sea.

The following table shows the results of the oil and gas wells drilled and completed for each of the last three fiscal years:

	Net Exploratory			Net Development			Total Net Wells
	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total

2015
United States	14.7	8.0	22.7	289.0	5.3	294.3	303.7	13.3	317.0
Canada	4.0	-	4.0	16.7	-	16.7	20.7	-	20.7
Egypt	13.4	8.6	22.0	82.3	3.0	85.3	95.7	11.6	107.3
North Sea	1.6	0.7	2.3	15.9	3.5	19.4	17.5	4.2	21.7
Other International	-	0.5	0.5	-	-	-	-	0.5	0.5

Total	33.7	17.8	51.5	403.9	11.8	415.7	437.6	29.6	467.2

2014
United States	18.5	6.4	24.9	781.5	10.1	791.6	800.0	16.5	816.5
Canada	1.0	1.0	2.0	83.9	2.0	85.9	84.9	3.0	87.9
Egypt	18.6	22.8	41.4	143.3	9.9	153.2	161.9	32.7	194.6
Australia	1.6	1.7	3.3	2.9	-	2.9	4.5	1.7	6.2
North Sea	-	-	-	17.6	1.1	18.7	17.6	1.1	18.7
Argentina	-	-	-	1.0	-	1.0	1.0	-	1.0

Total	39.7	31.9	71.6	1,030.2	23.1	1,053.3	1,069.9	55.0	1,124.9

2013
United States	15.6	11.2	26.8	834.9	12.6	847.5	850.5	23.8	874.3
Canada	-	-	-	108.5	6.9	115.4	108.5	6.9	115.4
Egypt	30.5	18.7	49.2	141.9	7.3	149.2	172.4	26.0	198.4
Australia	2.2	0.4	2.6	3.4	-	3.4	5.6	0.4	6.0
North Sea	-	0.5	0.5	13.4	0.1	13.5	13.4	0.6	14.0
Argentina	2.4	-	2.4	22.0	-	22.0	24.4	-	24.4

Total	50.7	30.8	81.5	1,124.1	26.9	1,151.0	1,174.8	57.7	1,232.5

Productive Oil and Gas Wells

The number of productive oil and gas wells, operated and non-operated, in which we had an interest as of December 31, 2015, is set forth below:

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net
United States	14,441	9,490	3,394	1,695	17,835	11,185
Canada	1,885	872	2,405	1,943	4,290	2,815
Egypt	1,185	1,115	115	110	1,300	1,225
North Sea	158	120	27	15	185	135

Total	17,669	11,597	5,941	3,763	23,610	15,360

Gross natural gas and crude oil wells include 625 wells with multiple completions.

Production, Pricing, and Lease Operating Cost Data

The following table describes, for each of the last three fiscal years, oil, NGL, and gas production volumes, average lease operating costs per boe (including transportation costs but excluding severance and other taxes), and average sales prices for each of the countries where we have operations:

	Production			Average Lease Operating Cost per Boe	Average Sales Price
Year Ended December 31,	Oil (MMbbls)	NGLs (MMbbls)	Gas (Bcf)		Oil (Per bbl)	NGLs (Per bbl)	Gas (Per Mcf)

2015
United States	45.1	19.7	160.6	$8.81	$45.71	$9.72	$2.38
Canada	5.8	2.2	100.3	13.46	42.33	5.52	2.41
Egypt(1)	31.2	0.4	128.2	10.69	50.65	30.97	2.92
North Sea	21.7	0.4	23.7	13.74	51.26	26.53	6.73

Total	103.8	22.7	412.8	10.56	48.17	9.98	2.80

2014
United States	48.7	21.5	215.8	$9.55	$87.33	$25.57	$4.33
Canada	6.4	2.3	117.8	17.90	83.57	33.61	4.07
Egypt(1)	32.1	0.2	135.1	9.83	97.44	51.80	2.96
North Sea	22.2	0.5	20.5	17.30	95.53	59.42	8.29

Total	109.4	24.5	489.2	11.66	91.73	27.28	4.05

2013
United States	53.6	19.9	285.2	$11.60	$98.14	$27.29	$3.84
Canada	6.5	2.4	181.6	15.68	87.00	30.50	3.23
Egypt(1)	32.7	–	130.1	9.42	107.94	–	2.99
North Sea	23.3	0.5	18.6	15.16	107.48	73.06	10.43

Total	116.1	22.8	615.5	12.17	102.15	28.56	3.68

(1)	Includes production volumes attributable to a one-third noncontrolling interest in Egypt.

Gross and Net Undeveloped and Developed Acreage

The following table sets out our gross and net acreage position as of December 31, 2015, in each country where we have operations:

	Undeveloped Acreage		Developed Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres
	(in thousands)
United States	7,738	3,979	2,236	1,166
Canada	980	771	2,596	1,889
Egypt	4,913	3,568	1,805	1,698
North Sea	832	379	153	116

Total	14,463	8,697	6,790	4,869

As of December 31, 2015, Apache had 2.3 million net undeveloped acres scheduled to expire by year-end 2016 if production is not established or we take no other action to extend the terms. Additionally, Apache has 1.5 million and 700,000 net undeveloped acres set to expire in 2017 and 2018, respectively. We strive to extend the terms of many of these licenses and concession areas through operational or administrative actions, but cannot assure that such extensions can be achieved on an economic basis or otherwise on terms agreeable to both the Company and third parties, including governments.

Exploration concessions in our Egypt region comprise a significant portion of our net undeveloped acreage expiring over the next three years. We have 1.8 million and 700,000 net undeveloped acres set to expire in 2016 and 2017, respectively. Apache will continue to pursue acreage extensions in areas in which it believes exploration opportunities exist and over the past year has been successful in being awarded six-month extensions on targeted concessions. Longer term extensions are also being finalized with EGPC. There were no reserves recorded on this undeveloped acreage.

As of December 31, 2015, 25 percent of U.S. net undeveloped acreage and 42 percent of Canadian net undeveloped acreage was held by production.

Apache also holds 1.8 million net undeveloped acreage in two blocks in Suriname expiring in 2017 and 2018.

Estimated Proved Reserves and Future Net Cash Flows

Proved oil and gas reserves are those quantities of natural gas, crude oil, condensate, and NGLs, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Estimated proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods. The Company reports all estimated proved reserves held under production-sharing arrangements utilizing the “economic interest” method, which excludes the host country’s share of reserves.

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

The following table shows proved oil, NGL, and gas reserves as of December 31, 2015, based on average commodity prices in effect on the first day of each month in 2015, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms. This table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of 6 Mcf to 1 bbl. This ratio is not reflective of the current price ratio between the two products.

	Oil (MMbbls)	NGL (MMbbls)	Gas (Bcf)	Total (MMboe)
Proved Developed:
United States	349	150	1,364	727
Canada	68	15	759	210
Egypt(1)	144	2	776	275
North Sea	105	1	86	120

Total Proved Developed	666	168	2,985	1,332

Proved Undeveloped:
United States	60	25	209	120
Canada	38	5	163	70
Egypt(1)	18	–	54	27
North Sea	12	–	19	15

Total Proved Undeveloped	128	30	445	232

TOTAL PROVED	794	198	3,430	1,564

(1)	Includes total proved reserves of 101 MMboe attributable to a one-third noncontrolling interest in Egypt

As of December 31, 2015, Apache had total estimated proved reserves of 794 MMbbls of crude oil, 198 MMbbls of NGLs, and 3.4 Tcf of natural gas. Combined, these total estimated proved reserves are the volume equivalent of 1.6 billion barrels of oil or 9.4 Tcf of natural gas, of which oil represents 51 percent. As of December 31, 2015, the Company’s proved developed reserves totaled 1,332 MMboe and estimated PUD reserves totaled 232 MMboe, or approximately 15 percent of worldwide total proved reserves. Apache has elected not to disclose probable or possible reserves in this filing.

During 2015, Apache added 117 MMboe of proved reserves through exploration and development activity and 7 MMboe through purchases of minerals in-place. We sold a combined 385 MMboe through several divestiture transactions. We recognized a 368 MMboe downward revision in proved reserves, of which 339 MMboe was related to lower product prices.

The Company’s estimates of proved reserves, proved developed reserves, and PUD reserves as of December 31, 2015, 2014, and 2013, changes in estimated proved reserves during the last three years, and estimates of future net cash flows from proved reserves are contained in Note 14—Supplemental Oil and Gas Disclosures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

Proved Undeveloped Reserves

The Company’s total estimated PUD reserves of 232 MMboe as of December 31, 2015, decreased by 513 MMboe from 745 MMboe of PUD reserves reported at the end of 2014. During the year, Apache converted 73 MMboe of PUD reserves to proved developed reserves through development drilling activity. In North America, we converted 40 MMboe, with the remaining 33 MMboe in our international areas. We sold 240 MMboe and acquired 7 MMboe of PUD reserves during the year. We added 56 MMboe of new PUD reserves through extensions and discoveries. We recognized a 263 MMboe downward revision in proved undeveloped reserves during the year, of which 202 MMboe was associated with lower product prices.

During the year, a total of approximately $1.4 billion was spent on projects associated with reserves that were carried as PUD reserves at the end of 2014. A portion of our costs incurred each year relate to development projects that will be converted to proved developed reserves in future years. We spent approximately $900 million on PUD reserve development activity in North America and $500 million in the international areas. As of December 31, 2015, we had no material amounts of proved undeveloped reserves scheduled to be developed beyond five years from initial disclosure.

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

Apache’s Executive Vice President of Corporate Reservoir Engineering is the person primarily responsible for overseeing the preparation of our internal reserve estimates and for coordinating any reserves audits conducted by a third-party engineering firm. He has a Bachelor of Science degree in Petroleum Engineering and over 35 years of industry experience with positions of increasing responsibility within Apache’s corporate reservoir engineering department. The Executive Vice President of Corporate Reservoir Engineering reports directly to our Chief Executive Officer.

The estimate of reserves disclosed in this Annual Report on Form 10-K is prepared by the Company’s internal staff, and the Company is responsible for the adequacy and accuracy of those estimates. However, the Company engages Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) to review our processes and the reasonableness of our estimates of proved hydrocarbon liquid and gas reserves. Apache selects the properties for review by Ryder Scott based primarily on relative reserve value. We also consider other factors such as geographic location, new wells drilled during the year and reserves volume. During 2015, the properties selected for each country ranged from 82 to 100 percent of the total future net cash flows discounted at 10 percent. These properties also accounted for over 86 percent of the reserves value of our international proved reserves and 91 percent of the new wells drilled in each country. In addition, all fields containing five percent or more of the Company’s total proved reserves volume were included in Ryder Scott’s review. The review covered 83 percent of total proved reserves by volume.

During 2015, 2014, and 2013, Ryder Scott’s review covered 90, 91, and 92 percent, respectively, of the Company’s worldwide estimated proved reserves value and 83, 85, and 86 percent, respectively, of the Company’s total proved reserves volume. Ryder Scott’s review of 2015 covered 81 percent of U.S., 81 percent of Canada, 86 percent of Egypt, and 88 percent of the U.K.’s total proved reserves.

Ryder Scott’s review of 2014 covered 83 percent of U.S., 75 percent of Canada, 99.5 percent of Australia, 86 percent of Egypt, and 94 percent of the U.K.’s total proved reserves.

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

Employees

On December 31, 2015, we had 3,860 employees.

Offices

Our principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 2015, we maintained regional exploration and/or production offices in Midland, Texas; San Antonio, Texas; Houston, Texas; Calgary, Alberta; Cairo, Egypt; and Aberdeen, Scotland. Apache leases all of its primary office space. The current lease on our principal executive offices runs through December 31, 2019. We have two, five-year options to extend the lease through 2024 and 2029, which may be exercised in five or ten-year increments. For information regarding the Company’s obligations under its office leases, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contractual Obligations and Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

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

In the event that CGA resources are already being utilized, other resources are available to Apache. Apache is a member of Oil Spill Response Limited (OSRL), which entitles any Apache entity worldwide to access OSRL’s service. In addition, ADW is a member of Marine Spill Response Corporation (MSRC) and National Response Corporation (NRC), and their resources are available to ADW for its deepwater Gulf of Mexico operations. The equipment and resources available to MSRC and NRC change from time to time, and current information is generally available on each company’s website.

An Apache subsidiary is also a member of the Marine Well Containment Company (MWCC) to help the Company fulfill the government’s permit requirements for containment and oil spill response plans in deepwater Gulf of Mexico operations. MWCC is a not-for-profit, stand-alone organization whose goal is to improve capabilities for containing an underwater well control incident in the U.S. Gulf of Mexico. Members and their affiliates have access to MWCC’s extensive containment network and systems. As of December 31, 2015, Apache’s investment in MWCC totals $172 million and is reflected in “Deferred charges and other” in the Company’s consolidated balance sheet.

Competitive Conditions

The oil and gas business is highly competitive in the exploration for and acquisitions of reserves, the acquisition of oil and gas leases, equipment and personnel required to find and produce reserves, and the gathering and marketing of oil, gas, and natural gas liquids. Our competitors include national oil companies, major integrated oil and gas companies, other independent oil and gas companies, and participants in other industries supplying energy and fuel to industrial, commercial, and individual consumers.

Certain of our competitors may possess financial or other resources substantially larger than we possess or have established strategic long-term positions and maintain strong governmental relationships in countries in which we may seek new entry. As a consequence, we may be at a competitive disadvantage in bidding for leases or drilling rights.

However, we believe our diversified portfolio of core assets, which comprises large acreage positions and well-established production bases across four countries, our balanced production mix between oil and gas, our management and incentive systems, and our experienced personnel give us a strong competitive position relative to many of our competitors who do not possess similar geographic and production diversity. Our global position provides a large inventory of geologic and geographic opportunities in the four countries in which we have producing operations to which we can reallocate capital investments in response to changes in commodity prices, local business environments, and markets. It also reduces the risk that we will be materially impacted by an event in a specific area or country.

Environmental Compliance

As an owner or lessee and operator of oil and gas properties and facilities, we are subject to numerous federal, provincial, state, local, and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and require suspension or cessation of operations in affected areas. Although environmental requirements have a substantial impact upon the energy industry as a whole, we do not believe that these requirements affect us differently, to any material degree, than other companies in our industry.

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

Our revenues, operating results, and future rate of growth depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2015 ranged from a high of $61.43 per barrel to a low of $34.73 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2015 ranged from a high of $3.23 per MMBtu to a low of $1.76 per MMBtu. The market prices for crude oil and natural gas depend on factors beyond our control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

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

Our results of operations, as well as the carrying value of our oil and gas properties, are substantially dependent upon the prices of oil and natural gas, which have declined significantly since June 2014. The recent declines in oil and natural gas prices have adversely affected our revenues, operating income, cash flow, and proved reserves. Continued low prices could have a material adverse impact on our operations and limit our ability to fund capital expenditures. Without the ability to fund capital expenditures, we would be unable to replace reserves and production. Sustained low prices of crude oil and natural gas may further adversely impact our business as follows:

•	limiting our financial condition, liquidity, and/or ability to fund planned capital expenditures and operations;

•	reducing the amount of crude oil and natural gas that we can produce economically;

•	causing us to delay or postpone some of our capital projects;

•	reducing our revenues, operating income, and cash flows;

•	limiting our access to sources of capital, such as equity and long-term debt;

•	reducing the carrying value of our crude oil and natural gas properties, resulting in additional non-cash write-downs;

•	reducing the carrying value of our gathering, transmission, and processing facilities, resulting in additional impairments; or

•	reducing the carrying value of goodwill.

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

Demand for oil and natural gas are, to a degree, dependent on weather and climate, which impact the price we receive for the commodities we produce. In addition, our exploration and development activities and equipment can be adversely affected by severe weather, such as freezing temperatures, hurricanes in the Gulf of Mexico or storms in the North Sea, which may cause a loss of production from temporary cessation of activity or lost or damaged equipment. Our planning for normal climatic variation, insurance programs, and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated, or insured against.

Our operations involve a high degree of operational risk, particularly risk of personal injury, damage, or loss of equipment, and environmental accidents.

Our operations are subject to hazards and risks inherent in the drilling, production, and transportation of crude oil and natural gas, including:

•	well blowouts, explosions, and cratering;

•	pipeline or other facility ruptures and spills;

•	fires;

•	formations with abnormal pressures;

•	equipment malfunctions;

•	hurricanes, storms, and/or cyclones, which could affect our operations in areas such as on and offshore the Gulf Coast and North Sea and other natural disasters and weather conditions; and

•	surface spillage and surface or ground water contamination from petroleum constituents, saltwater, or hydraulic fracturing chemical additives.

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

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development, and production activities. We depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, communicate with our employees and third party partners, and conduct many of our activities. Unauthorized access to our digital technology could lead to operational disruption, data corruption or exposure, communication interruption, loss of intellectual property, loss of confidential and fiduciary data, and loss or corruption of reserves or other proprietary information. Also, external digital technologies control nearly all of the oil and gas distribution and refining systems in the United States and abroad, which are necessary to transport and market our production. A cyber attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets, and make it difficult or impossible to accurately account for production and settle transactions.

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

We have exposure to different counterparties, and we have entered into transactions with counterparties in the financial services industry, including commercial banks, investment banks, insurance companies, other investment funds, and other institutions. These transactions expose us to credit risk in the event of default of our counterparty. Deterioration in the credit markets may impact the credit ratings of our current and potential counterparties and affect their ability to fulfill their existing obligations to us and their willingness to enter into future transactions with us. In the future, we may have exposure to financial institutions in the form of derivative transactions in connection with any hedges. We also have exposure to insurance companies in the form of claims under our policies. In addition, if any lender under our credit facilities is unable to fund its commitment, our liquidity will be reduced by an amount up to the aggregate amount of such lender’s commitment under our credit facilities.

If we were to enter into hedging transactions, we would be exposed to a risk of financial loss if a counterparty fails to perform under a derivative contract. This risk of counterparty non-performance is of particular concern given the recent volatility of the financial markets and significant decline in oil and natural gas prices, which could lead to sudden changes in a counterparty’s liquidity and impair its ability to perform under the terms of the derivative contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions. Furthermore, the bankruptcy of one or more of our hedge providers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed to us by the distressed entity or entities. During periods of falling commodity prices our hedge receivable positions increase, which increases our exposure. If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

The distressed financial conditions of our purchasers and partners could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or to reimburse us for their share of costs.

Concerns about global economic conditions and the volatility of oil and natural gas prices have had a significant adverse impact on the oil and gas industry. We are exposed to risk of financial loss from trade, joint venture, joint interest billing, and other receivables. We sell our crude oil, natural gas, and NGLs to a variety of purchasers. As operator, we pay expenses and bill our non-operating partners for their respective shares of costs. As a result of current economic conditions and the severe decline in oil and natural gas prices, some of our customers and non-operating partners may experience severe financial problems that may have a significant impact on their creditworthiness. We cannot provide assurance that one or more of our financially distressed customers or non-operating partners will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. Furthermore, the bankruptcy of one or more of our customers or non-operating partners, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. Nonperformance by a trade creditor or non-operating partner could result in significant financial losses.

A downgrade in our credit rating could negatively impact our cost of and ability to access capital.

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales, and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, product mix, and commodity pricing levels and others are also considered by the rating agencies. A ratings downgrade could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit or other forms of collateral for certain obligations. On February 2, 2016, our credit rating was downgraded by Standard and Poor’s to BBB/Stable, and on February 25, 2016, our credit rating was downgraded by Moody’s to Baa3/negative outlook, in each case as part of an industry-wide review and downgrade of U.S. exploration and production and oilfield services companies due to deteriorating commodity prices. Further downgrades could result in additional postings of between $500 million and $1.1 billion, depending upon timing and availability of tax relief.

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

Any indentures and other financing agreements that we enter into in the future may limit our ability to pay cash dividends on our capital stock, including common stock. In addition, under Delaware law, dividends on capital stock may only be paid from “surplus,” which is the amount by which the fair value of our total assets exceeds the sum of our total liabilities, including contingent liabilities, and the amount of our capital; if there is no surplus, cash dividends on capital stock may only be paid from our net profits for the then current and/or the preceding fiscal year. Further, even if we are permitted under our contractual obligations and Delaware law to pay cash dividends on common stock, we may not have sufficient cash to pay dividends in cash on our common stock.

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

We are involved in several large development projects and the completion of these projects may be delayed beyond our anticipated completion dates. Our projects may be delayed by project approvals from joint venture partners, timely issuances of permits and licenses by governmental agencies, weather conditions, manufacturing and delivery schedules of critical equipment, and other unforeseen events. Delays and differences between estimated and actual timing of critical events may adversely affect our large development projects and our ability to participate in large-scale development projects in the future. In addition, our estimates of future development costs are based on current expectation of prices and other costs of equipment and personnel we will need to implement such projects. Our actual future development costs may be significantly higher than we currently estimate. If costs become too high, our development projects may become uneconomic to us, and we may be forced to abandon such development projects.

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

Our liabilities could be adversely affected in the event one or more of our transaction counterparties become the subject of a bankruptcy case.

Over the last several years, we have taken action to enhance and streamline our North American portfolio through not only the acquisition of assets in key operating regions but also the divestitures of noncore domestic assets and the monetization of certain nonstrategic international assets. The agreements relating to these transactions contain provisions pursuant to which liabilities related to past and future operations have been allocated between the parties by means of liability assumptions, indemnities, escrows, trusts, and similar arrangements. One or more of the counterparties in these transactions could, either as a result of the severe decline in oil and natural gas prices or other factors related to the historical or future operations of their respective businesses, face financial problems that may have a significant impact on its ability to perform its obligations under these agreements and its solvency and ability to continue as a going concern. In the event that any such counterparty were to become unable financially to perform its liabilities or obligations assumed and as a result become the subject of a case or proceeding under Title 11 of the United States Code (the bankruptcy code) or any other relevant insolvency law or similar law (which we collectively refer to as Insolvency Laws) the counterparty may not perform its obligations under the agreements related to these transactions. In that case, our remedy would be a claim in the proceeding for damages for the breach of the contractual arrangement, which may be either a secured claim or an unsecured claim depending on whether or not we have collateral from the counterparty for the performance of the obligations. Resolution of our damage claim in such a proceeding may be delayed, and we may be forced to use available cash to cover the costs of the obligations assumed by the counterparties under such agreements should they arise.

Despite the provisions in our agreements requiring purchasers of our state or federal leasehold interests to assume certain liabilities and obligations related to such interests, if a purchaser of such interests becomes the subject of a case or proceeding under relevant Insolvency Laws and/or becomes unable financially to perform such liabilities or obligations, the relevant governmental authorities could require us to perform, and hold us responsible for, such liabilities and obligations, such as the decommissioning of such transferred assets. In such event, we may be forced to use available cash to cover the costs of such liabilities and obligations should they arise.

If a court or a governmental authority were to make any of the foregoing determinations or take any of the foregoing actions, or any similar determination or action, it could adversely impact our cash flows, operations, or financial condition.

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

In response to the Deepwater Horizon incident in the U.S. Gulf of Mexico in April 2010, and as directed by the Secretary of the U.S. Department of the Interior, the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE) issued new guidelines and regulations regarding safety, environmental matters, drilling equipment, and decommissioning applicable to drilling in the Gulf of Mexico. These regulations imposed additional requirements and caused delays with respect to development and production activities in the Gulf of Mexico.

With respect to oil and gas operations in the Gulf of Mexico, the BOEM is currently planning to issue a new Notice to Lessees (NTL) significantly revising the obligations of companies operating in the Gulf of Mexico to provide supplemental assurances of performance with respect to plugging, abandonment, and decommissioning obligations associated with wells, platforms, structures, and facilities located upon or used in connection with such companies’ oil and gas leases. We currently expect such new NTL may require that Apache provide additional security to BOEM with respect to plugging, abandonment, and decommissioning obligations relating to Apache’s current ownership interests in various Gulf of Mexico leases. We are working closely with BOEM to make arrangements for the provision of such additional required security, if such security becomes necessary under the new NTL. Additionally, we are not able to predict the effect that these changes might have on counterparties to which Apache has sold Gulf of Mexico assets or with whom Apache has joint ownership. Such changes could cause the bonding obligations of such parties to increase substantially, thereby causing a significant impact on the counterparties’ solvency and ability to continue as a going concern.

New political developments, laws, and the enactment of new or stricter regulations in the Gulf of Mexico or otherwise impacting our North American operations, and increased liability for companies operating in this sector may adversely impact our results of operations.

Changes to existing regulations related to emissions and the impact of any changes in climate could adversely impact our business.

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

The proposed U.S. federal budget for fiscal year 2017 includes certain provisions that, if passed as originally submitted, will have an adverse effect on our financial position, results of operations, and cash flows.

On February 9, 2016, the Office of Management and Budget released a summary of the proposed U.S. federal budget for fiscal year 2017. The proposed budget repeals many tax incentives and deductions that are currently used by U.S. oil and gas companies, and includes proposals to increase royalties and lease fees on oil and gas produced from federal lands in the United States. These provisions include elimination of the ability to fully deduct intangible drilling costs in the year incurred; increases in the taxation of foreign source income; repeal of the manufacturing tax deduction for oil and natural gas companies; an increase in the geological and geophysical amortization period for independent producers; and the imposition of a $10.25 per-barrel fee on oil production to fund investments in a clean transportation system. Should some or all of these provisions become law, our taxes will increase, potentially significantly, which would have a negative impact on our net income and cash flows. This could also cause us to reduce our drilling activities in the U.S. Since none of these proposals have yet to be voted on or become law, we do not know the ultimate impact these proposed changes may have on our business.

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

Our operations outside North America are based primarily in Egypt and the United Kingdom. On a barrel equivalent basis, approximately 40 percent of our 2015 production was outside North America, and approximately 28 percent of our estimated proved oil and gas reserves on December 31, 2015, were located outside North America. As a result, a significant portion of our production and resources are subject to the increased political and economic risks and other factors associated with international operations including, but not limited to:

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

Deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, and/or forced renegotiation or modification of our existing contracts with EGPC, or threats or acts of terrorism by groups such as ISIS, could materially and adversely affect our business, financial condition, and results of operations. Our operations in Egypt, excluding Sinopec’s one-third noncontrolling interest, contributed 20 percent of our 2015 production and accounted for 14 percent of our year-end estimated proved reserves and 27 percent of our estimated discounted future net cash flows.

Our operations are sensitive to currency rate fluctuations.

Our operations are sensitive to fluctuations in foreign currency exchange rates, particularly between the U.S. dollar and the Canadian dollar, and between the U.S. dollar and the British Pound. Our financial statements, presented in U.S. dollars, may be affected by foreign currency fluctuations through both translation risk and transaction risk. Volatility in exchange rates may adversely affect our results of operations, particularly through the weakening of the U.S. dollar relative to other currencies.

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

As of December 31, 2015, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under “Legal Matters” and “Environmental Matters” in Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K is incorporated herein by reference.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During 2015, Apache common stock, par value $0.625 per share, was traded on the New York and Chicago Stock Exchanges and the NASDAQ National Market under the symbol “APA.” The table below provides certain information regarding our common stock for 2015 and 2014. Prices were obtained from The New York Stock Exchange, Inc. Composite Transactions Reporting System. Per-share prices and quarterly dividends shown below have been rounded to the indicated decimal place.

	2015				2014
	Price Range		Dividends Per Share		Price Range		Dividends Per Share
	High	Low	Declared	Paid	High	Low	Declared	Paid
First Quarter	$68.37	$58.46	$0.25	$0.25	$87.91	$77.31	$0.25	$0.20
Second Quarter	71.40	56.54	0.25	0.25	102.34	81.87	0.25	0.25
Third Quarter	56.78	36.20	0.25	0.25	104.57	92.84	0.25	0.25
Fourth Quarter	53.94	39.72	0.25	0.25	93.87	54.34	0.25	0.25

The closing price of our common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for January 29, 2016 (last trading day of the month), was $42.54 per share. As of January 31, 2016, there were 378,297,784 shares of our common stock outstanding held by approximately 4,500 stockholders of record and 289,000 beneficial owners.

We have paid cash dividends on our common stock for 51 consecutive years through December 31, 2015. In the first quarter of 2014 the Board of Directors approved a 25 percent increase to $0.25 per share for the regular quarterly cash dividend on the Company’s common shares. When, and if, declared by our Board of Directors, future dividend payments will depend upon our level of earnings, financial requirements, and other relevant factors.

Information concerning securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the proxy statement relating to the Company’s 2016 annual meeting of stockholders, which is incorporated herein by reference.

The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the appreciation of the Company’s common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and of the Dow Jones U.S. Exploration & Production Index (formerly Dow Jones Secondary Oil Stock Index) from December 31, 2010, through December 31, 2015. The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

	2010	2011	2012	2013	2014	2015
Apache Corporation	$100.00	$76.37	$66.67	$73.69	$54.34	$39.27
S & P’s Composite 500 Stock Index	100.00	102.11	118.45	156.82	178.29	180.75
DJ US Expl & Prod Index	100.00	95.81	101.39	133.68	119.27	90.97

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2015, which information has been derived from the Company’s audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company’s financial statements set forth in Part IV, Item 15 of this Form 10-K. As discussed in more detail under Item 15, 2015 numbers in the following table reflect a total of $25.5 billion ($16.6 billion net of tax) in non-cash write-downs of the carrying value of the Company’s proved oil and gas properties as a result of ceiling test limitations and impairments totaling $1.9 billion ($1.7 billion net of tax) related to gathering, transmission, and processing facilities and inventory. The 2014 numbers reflect a total of $5.0 billion ($3.1 billion net of tax) in non-cash write-downs of the carrying value of the Company’s U.S. and North Sea proved oil and gas properties as a result of ceiling test limitations and asset impairments totaling $1.9 billion ($1.8 billion net of tax) in connection with fair value assessments, including $1.3 billion for the impairment of goodwill, $604 million for the impairment of assets held for sale, and other asset impairments. The 2013 numbers reflect a total of $995 million ($541 million net of tax) in non-cash write-downs of the carrying value of the Company’s U.S. and North Sea proved oil and gas properties as a result of ceiling test limitations and a non-cash write-down related to the Company’s exit of operations in Kenya. The 2012 numbers reflect a total of $1.9 billion ($1.4 billion net of tax) in non-cash write-downs of the carrying value of the Company’s Canadian proved oil and gas properties.

	As of or for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share amounts)
Income Statement Data
Oil and gas production revenues	$6,383	$12,691	$14,771	$14,854	$14,603
Net income (loss) from continuing operations attributable to common shareholders	(22,348)	(3,815)	1,880	1,258	3,738
Net income (loss) from continuing operations per share:
Basic	(59.16)	(9.93)	4.75	3.43	9.94
Diluted	(59.16)	(9.93)	4.74	3.41	9.54
Cash dividends declared per common share	1.00	1.00	0.80	0.68	0.60

Balance Sheet Data
Total assets	$18,842	$55,952	$61,637	$60,737	$52,051
Long-term debt	8,777	11,245	9,672	11,355	6,785
Total equity	4,228	28,137	35,393	31,331	28,993
Common shares outstanding	377	377	396	392	384

For a discussion of significant acquisitions and divestitures, see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. We currently have exploration and production interests in four countries: the U.S., Canada, Egypt, and the U.K. (North Sea). Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

During 2015, Apache sold its Australia LNG business and oil and gas assets. During 2014, Apache sold its operations in Argentina. Results of operations and cash flows from operations for Argentina and Australia are reflected as discontinued operations in the Company’s financial statements for all periods presented. Certain historical information has been recast to reflect the results of operations for Argentina and Australia as discontinued operations.

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K, and the risk factors and related information set forth in Part I, Item 1A and Part II, Item 7A of this Form 10-K.

Overview of 2015 Results

This year was a transitional year for Apache. We made significant progress high-grading our portfolio, reducing drilling activity, driving down costs, and proactively strengthening our financial condition.

We completed an extensive refocusing of the Company’s asset portfolio which began several years ago. Through this process, we successfully monetized both capital intensive projects and assets that were not accretive to earnings in the near-term and other non-strategic assets. These divestitures included Apache’s interest in LNG projects in Australia and Canada, its exploration and production operations in Australia and Argentina, and mature assets offshore in the Gulf of Mexico. Proceeds from divestitures were used to improve our liquidity and redeployed to upgrade our portfolio.

We also reacted swiftly to the significant decline in crude oil prices that began in the third quarter of 2014 and continued throughout 2015 and into 2016. Immediate action was taken to substantially reduce activity levels, and concrete steps were taken to cut overhead and operating costs. Apache’s intense focus on driving internal efficiencies, along with considerable downward pressure on third-party service costs, resulted in savings in both capital and operating costs. Lease operating expenses and general and administrative expenses decreased 17 percent and 16 percent, respectively, from the prior year.

During the year, we also took action to strengthen our financial and liquidity position. The Company reduced debt by $2.5 billion since year-end 2014 and exited the year with $1.5 billion of cash. Our nearest long-term debt maturity is in 2018, and only $700 million, or 8 percent of our total debt portfolio, matures prior to 2021. In June 2015, we replaced $5.3 billion in revolving credit facilities with one $3.5 billion credit facility, which matures in June 2020.

Daily production of crude oil, natural gas, and natural gas liquids averaged 535 Mboe/d during 2015. Excluding the impact of divested assets and the impact of Egypt impairments and write-downs, production for the year would have increased 3 percent from 2014, despite a reduction of over 60 percent in capital spending. Production volumes for 2015 included a nonrecurring downward adjustment of 9,649 boe/d related to Egypt taxes. In the fourth quarter of 2015, we incurred charges totaling $1.3 billion for an impairment of certain gathering, transmission, and processing (GTP) assets and a write-down of oil and gas properties in Egypt. These charges drove a significant loss in Egypt for the fourth quarter, which mostly offset tax expense and tax volumes recognized in the first three quarters of the year. For more information regarding our production-sharing contracts and taxes, please refer to the “Geographic Area Overviews” section set forth in Part I, Item 1 and 2 of this Form 10-K.

In spite of these and other operating achievements, the precipitous decline in commodity prices negatively impacted our earnings and cash flow compared to the prior year. We reported a $23.1 billion loss attributable to common stock, or $61.20 per diluted common share, compared to a loss of $5.4 billion, or $14.06 per share in 2014. Notable items impacting our earnings that were driven by the decline in commodity price and refocusing our asset portfolio include the following:

	For the Year Ended December 31,

	2015	2014
	(In millions)

Oil and gas property write-downs, net of tax(1)	$16,526	$3,068
Tax adjustments and valuation allowances	4,200	1,005
Impairments, net of tax(1)	1,362	1,752
Discontinued operations, net of tax	771	1,588
Transaction, reorganization, and separation costs, net of tax	86	44
Contract termination charges, net of tax	57	35
Loss on extinguishment of debt, net of tax	25	-
Divested non-strategic assets, net of tax	(38)	116

(1)	Excludes Egypt noncontrolling interest impact.

2016 Outlook

We believe our proactive actions taken in 2015 and previous years have positioned us to be flexible and rapid in our responses to the challenges faced in this difficult and unpredictable environment. We are prepared for a potentially “lower for longer” commodity price cycle, while retaining our ability to dynamically manage our activity levels as commodity price and service costs dictate. To ensure that we sustain this position, we have reduced our activity with a target of achieving “cash flow neutrality.” This means our capital program and dividends will be funded through cash from operations and a limited amount of non-core asset sales, without external financing.

We currently plan capital investments in 2016 in the range of $1.4 to $1.8 billion, a reduction of over 60 percent from 2015 levels. Approximately $700 million to $800 million will be allocated to North American onshore plays, with the balance to international and U.S. offshore regions. This budget may be adjusted with commodity price movements throughout the year. Our budgeted amounts exclude expenditures attributable to a one-third noncontrolling interest in Egypt. Our capital budget for 2016 has been, and will be, allocated on a prioritized basis as follows: (i) maintain assets and keeping them running efficiently and preserve mineral rights and leases, (ii) further optimize and build high quality inventory for the future, (iii) conduct certain medium-cycle, high impact exploration activities, and (iv) conduct limited-scale development activities that remain economically robust at these low prices. In addition, we will continue our overhead and lease operating expenses cost reduction efforts in order to position Apache for an extended low commodity price environment.

Given the further curtailment of capital spending, we are projecting a production decline of 7 percent to 11 percent in 2016 compared to 2015 production levels after adjusting for divestitures and volumes associated with Egypt’s noncontrolling interest and tax impacts. However, we believe that if commodity prices improve from current market levels, we will be able to increase our capital plan accordingly with a greater focus on growth in our onshore North America assets.

Operational Highlights

Operational highlights for the year include:

North America

•

North America onshore liquids averaged 193,483 barrels per day, with crude oil representing 69 percent of the liquids production. When adjusted for asset divestitures, this represents an increase of 4 percent compared to 2014. North America onshore liquids production represented 56 percent of our worldwide liquids production and 36 percent of our overall production.

•

The Permian region averaged 12 operated rigs during the year, drilling 378 gross wells, 241 net wells. Drilling activity in the region resulted in a production increase of 6 percent relative to the prior year. Over half of the region’s production is crude oil and 20 percent is NGLs. Combined, this represents more than a third of Apache’s total liquids production for 2015. The region averaged 168 Mboe/d during 2015.

•

The MidContinent/Gulf Coast region averaged 5 operated rigs during the year, drilling 127 gross wells, 76 net wells. The region focused its drilling activities in the Canyon Lime, Eagleford, Marmaton, and Woodford formations during 2015. Apache is active in the SCOOP play in Central Oklahoma targeting the Woodford formation, where we drilled or participated in drilling 33 wells. The region averaged 73 Mboe/d during 2015.

•

The Canada region averaged 2 operated rigs during the year, drilling 38 gross wells, 21 net wells. Canada primarily focused on advancing growth plays in the Duvernay and Montney formations, with a goal of reducing drilling and completion costs. In the Duvernay, we brought on-line our first seven-well pad under budget and at production levels that are exceeding our initial expectations. The region averaged 68 Mboe/d during 2015.

International and Offshore

•

The Egypt region significantly reduced its drilling program throughout the year, averaging 14 rigs and drilling 122 gross wells, 107 net wells. Despite the reduction, gross production, which is subject to the terms of production sharing contracts, increased 1 percent. Egypt’s net production decreased 3 percent from 2014. Development of the Ptah and Berenice oil fields continued to deliver excellent results, with nine new wells brought on-line and combined gross field production exceeding 26,000 b/d at its peak. The region averaged 145 net Mboe/d during 2015.

•

The North Sea region averaged 6 rigs, drilling 26 gross wells, 22 net wells. During the year, the region averaged production of 71 Mboe/d. Apache was able to maintain relatively flat production year over year despite a 21 percent reduction in capital expenditures. The 2015 drilling program was extremely successful and sets up excellent growth and profitability opportunities over the next five years. During the fourth quarter of 2015, Apache announced five significant wells in the North Sea: three exploration discoveries and two notable development wells.

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

•

The Seagull discovery confirmed 672 feet of net oil pay over a 1,092-foot column in Triassic-age sands. The well was flow tested with a facility-constrained rate of 8.7 Mb/d of oil and 16 million cubic feet of natural gas per day (MMcf/d) with a very low pressure drawdown. Further appraisal work will continue following the recent acquisition of a multi-azimuth 3-D survey. Apache has a 35 percent working interest in this project and is now operator of this license.

Notable Development Wells

•

Apache drilled two significant development wells in the Beryl area, which Apache operates. Apache owns a 60.55 percent working interest in both wells. The ACN development well came online in October at a test rate of 11 Mb/d of oil and 30.4 MMcf/d of natural gas. The L4S pilot well started production in July and had an initial production rate of 2 Mb/d of oil and 45 MMcf/d of natural gas.

For a more detailed discussion related to our various geographic regions, please refer to the “Geographic Area Overviews” section set forth in Part I, Item 1 and 2 of this Form 10-K.

Acquisition and Divestiture Activity

Over Apache’s 60-year history, we have repeatedly demonstrated our ability to capitalize quickly and decisively on changes in our industry and economic conditions. A key component of this strategy is to continuously review and optimize our portfolio of assets in response to changes. Most recently and prior to the precipitous decline of commodity prices beginning in 2014, Apache closed, or had agreements executed, on a series of divestitures designed to monetize nonstrategic assets and enhance our portfolio. These divestments comprised primarily capital intensive projects and assets that were not accretive to earnings in the near-term, and included all of our operations in Australia and Argentina. These divestments include:

•

Australia Operations On June 5, 2015, Apache’s subsidiaries completed the sale of the Company’s Australian subsidiary Apache Energy Limited to a consortium of private equity funds managed by Macquarie Capital Group Limited and Brookfield Asset Management Inc. for total proceeds of $1.9 billion (net of $225 million in customary, post-closing adjustments for the period between the effective date, October 1, 2014, and closing). Additionally, in October 2015, Apache’s subsidiaries completed the sale of its 49 percent interest in Yara Pilbara Holdings Pty Ltd (YPHPL), to Yara International for total proceeds of $391 million. The effective date of the transaction was January 1, 2015.

•

LNG Projects On April 2, 2015 and April 10, 2015, Apache subsidiaries completed the sale of its interest in the Wheatstone LNG and Kitimat LNG projects, respectively, along with accompanying upstream oil and gas reserves to Woodside Petroleum Limited for a total cash consideration of $3.7 billion.

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

•

Egypt Sinopec Partnership On November 14, 2013, Apache completed the sale of a one-third minority participation in its Egypt oil and gas business to a subsidiary of Sinopec International Petroleum Exploration and Production Corporation (Sinopec). Apache received cash consideration of $2.95 billion. This noncontrolling interest is recorded separately in the Company’s financial statements.

•

Gulf of Mexico Shelf Operations On September 30, 2013, Apache completed the sale of its Gulf of Mexico Shelf operations and properties to Fieldwood Energy LLC (Fieldwood), an affiliate of Riverstone Holdings. Under the terms of the agreement, Apache received cash consideration of $3.7 billion, and Fieldwood assumed $1.5 billion of discounted asset abandonment liabilities. In respect of such abandonment liabilities, Fieldwood has posted letters of credit in the amount of $500 million and has established a trust account funded by a net profits interest, which contains approximately $140 million as of December 31, 2015. Additionally, Apache retained 50 percent of its ownership interest in both exploration blocks and in horizons below production in developed blocks, and access to existing infrastructure. The effective date of the transaction was July 1, 2013.

For detailed information regarding our acquisitions and divestitures, please refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Results of Operations

Oil and Gas Revenues

Apache’s oil and gas revenues by region are as follows:

	For the Year Ended December 31,
	2015		2014		2013
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)

Total Oil Revenues:
United States	$2,063	41%	$4,260	43%	$5,262	44%
Canada	244	5%	537	5%	563	5%

North America	2,307	46%	4,797	48%	5,825	49%

Egypt (3)	1,582	32%	3,126	31%	3,528	30%
North Sea	1,110	22%	2,117	21%	2,500	21%

International (3)	2,692	54%	5,243	52%	6,028	51%

Total(1)(3)	$4,999	100%	$10,040	100%	$11,853	100%

Total Natural Gas Revenues:
United States	$382	33%	$935	47%	$1,096	48%
Canada	242	21%	479	24%	587	26%

North America	624	54%	1,414	71%	1,683	74%

Egypt (3)	374	32%	400	20%	389	17%
North Sea	159	14%	169	9%	194	9%

International (3)	533	46%	569	29%	583	26%

Total(2)(3)	$1,157	100%	$1,983	100%	$2,266	100%

Total NGL Revenues:
United States	$191	84%	$549	82%	$544	84%
Canada	12	5%	76	12%	74	11%

North America	203	89%	625	94%	618	95%

Egypt (3)	13	6%	13	-	-	-
North Sea	11	5%	30	4%	34	5%

International (3)	24	11%	43	6%	34	5%

Total (3)	$227	100%	$668	100%	$652	100%

Total Oil and Gas Revenues:
United States	$2,636	41%	$5,744	45%	$6,902	47%
Canada	498	8%	1,092	9%	1,224	8%

North America	3,134	49%	6,836	54%	8,126	55%

Egypt (3)	1,969	31%	3,539	28%	3,917	27%
North Sea	1,280	20%	2,316	18%	2,728	18%

International (3)	3,249	51%	5,855	46%	6,645	45%

Total (3)	$6,383	100%	$12,691	100%	$14,771	100%

Discontinued Operations:
Oil Revenue	$138		$757		$1,050
Natural Gas Revenue	140		385		563
NGL Revenue	-		3		18

Total	$278		$1,145		$1,631

(1)	Financial derivative hedging activities decreased 2014 and 2013 oil revenues by $2 million and $47 million, respectively.

(2)	Financial derivative hedging activities increased 2014 and 2013 natural gas revenues by $2 million and $31 million, respectively.

(3)	Amounts include revenue attributable to a noncontrolling interest in Egypt.

Production

The following table presents production volumes by region:

	For the Year Ended December 31,
	2015	Increase (Decrease)	2014	Increase (Decrease)	2013
Oil Volume – b/d:
United States	123,666	(7%)	133,667	(9%)	146,907
Canada	15,768	(10%)	17,593	(1%)	17,724

North America	139,434	(8%)	151,260	(8%)	164,631

Egypt(1)(2)	85,589	(3%)	87,917	(2%)	89,561
North Sea	59,334	(2%)	60,699	(5%)	63,721

International	144,923	(2%)	148,616	(3%)	153,282

Total	284,357	(5%)	299,876	(6%)	317,913

Natural Gas Volume – Mcf/d:
United States	440,037	(26%)	591,312	(24%)	781,335
Canada	274,764	(15%)	322,783	(35%)	497,515

North America	714,801	(22%)	914,095	(29%)	1,278,850

Egypt(1)(2)	351,341	(5%)	370,262	4%	356,454
North Sea	64,787	16%	55,964	10%	50,961

International	416,128	(2%)	426,226	5%	407,415

Total	1,130,929	(16%)	1,340,321	(21%)	1,686,265

NGL Volume – b/d:
United States	53,928	(8%)	58,807	8%	54,580
Canada	6,126	(1%)	6,180	(8%)	6,689

North America	60,054	(8%)	64,987	6%	61,269

Egypt(1)(2)	1,064	59%	671	NM	-
North Sea	1,131	(19%)	1,392	9%	1,272

International	2,195	6%	2,063	62%	1,272

Total	62,249	(7%)	67,050	7%	62,541

BOE per day:(3)
United States	250,934	(14%)	291,027	(12%)	331,709
Canada	67,688	(13%)	77,569	(28%)	107,332

North America	318,622	(14%)	368,596	(16%)	439,041

Egypt(1)(2)	145,210	(3%)	150,298	1%	148,970
North Sea	71,262	0%	71,419	(3%)	73,487

International	216,472	(2%)	221,717	(0%)	222,457

Total	535,094	(9%)	590,313	(11%)	661,498

Discontinued Operations:
Oil (b/d)	7,610		22,227		28,704
Natural Gas (Mcf/d)	94,114		248,837		410,823
NGL (b/d)	-		317		2,102
BOE/d	23,296		64,017		99,277

(1)	Gross oil, natural gas, and NGL production in Egypt were as follows:

	2015	2014	2013
Oil (b/d)	206,501	197,366	197,622
Natural Gas (Mcf/d)	856,950	894,802	912,478
NGL (b/d)	2,459	1,901	-

(2)	Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

Oil (b/d)	28,468	29,292	3,875
Natural Gas (Mcf/d)	116,929	123,511	16,278
NGL (b/d)	363	224	-

(3)

The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a ratio of 6 Mcf to 1 bbl. This ratio is not reflective of the price ratio between the two products.

NM	– Not meaningful

Pricing

The following table presents pricing information by region:

	For the Year Ended December 31,
	2015	Increase (Decrease)	2014	Increase (Decrease)	2013
Average Oil Price - Per barrel:
United States	$45.71	(48%)	$87.33	(11%)	$98.14
Canada	42.33	(49%)	83.57	(4%)	87.00
North America	45.33	(48%)	86.89	(10%)	96.94
Egypt	50.65	(48%)	97.44	(10%)	107.94
North Sea	51.26	(46%)	95.53	(11%)	107.48
International	50.90	(47%)	96.66	(10%)	107.75
Total(1)	48.17	(47%)	91.73	(10%)	102.15

Average Natural Gas Price - Per Mcf:
United States	$2.38	(45%)	$4.33	13%	$3.84
Canada	2.41	(41%)	4.07	26%	3.23
North America	2.39	(44%)	4.24	17%	3.61
Egypt	2.92	(1%)	2.96	(1%)	2.99
North Sea	6.73	(19%)	8.29	(21%)	10.43
International	3.51	(4%)	3.66	(7%)	3.92
Total(2)	2.80	(31%)	4.05	10%	3.68

Average NGL Price - Per barrel:
United States	$9.72	(62%)	$25.57	(6%)	$27.29
Canada	5.52	(84%)	33.61	10%	30.50
North America	9.29	(65%)	26.33	(5%)	27.64
Egypt	30.97	(40%)	51.80	NM	-
North Sea	26.53	(55%)	59.42	(19%)	73.06
International	28.68	(50%)	56.94	(22%)	73.06
Total	9.98	(63%)	27.28	(4%)	28.56

Discontinued Operations:
Oil price ($/Bbl)	$49.76		$93.28		$100.17
Natural Gas price ($/Mcf)	4.07		4.24		3.76
NGL price ($/Bbl)	-		24.57		23.64

(1)	Reflects a per-barrel decrease of $0.02 and $0.37 in 2014 and 2013, respectively, from financial derivative hedging activities.

(2)	Reflects a per-Mcf increase of $0.04 in 2013 from financial derivative hedging activities.

NM – Not meaningful

Crude Oil Prices

A substantial portion of our crude oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of the Company’s control. Average realized crude oil prices for 2015 were down 47 percent compared to 2014, a direct result of the sharply lower benchmark oil prices over the past year.

Continued volatility in the commodity price environment reinforces the importance of our asset portfolio. While the market price received for natural gas varies among geographic areas, crude oil tends to trade within a tighter global range. Price movements for all types and grades of crude oil generally move in the same direction. Crude oil prices realized in 2015 averaged $48.17 per barrel.

Natural Gas Prices

Natural gas, which currently has a limited global transportation system, is subject to price variances based on local supply and demand conditions. Our primary markets include North America, Egypt, and the U.K. An overview of the market conditions in our primary gas-producing regions follows:

•

North America has a common market; most of our gas is sold on a monthly or daily basis at either monthly or daily market prices. Our North American regions averaged $2.39 per Mcf in 2015, down from $4.24 per Mcf in 2014.

•

In Egypt, our gas is sold to EGPC, primarily under an industry pricing formula indexed to Dated Brent crude oil with a minimum gas price of $1.50 per MMBtu and a maximum gas price of $2.65 per MMBtu, plus an upward adjustment for liquids content. Overall, the region averaged $2.92 per Mcf in 2015, down 1 percent from the prior year.

•

Natural gas from the North Sea Beryl field is processed through the SAGE gas plant operated by Apache. The gas is sold to a third party at the St. Fergus entry point of the national grid on a National Balancing Point index price basis. The region averaged $6.73 per Mcf in 2015, a 19 percent decrease from an average of $8.29 per Mcf in 2014.

NGL Prices

Apache’s NGL production is sold under contracts with prices at market indices based on local supply and demand conditions, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.

Crude Oil Revenues

2015 vs. 2014   During 2015 crude oil revenues totaled $5.0 billion, approximately 50 percent lower than the 2014 total of $10.0 billion, driven by a 47 percent decrease in average crude oil prices and a 5 percent decrease in worldwide production. Average daily production in 2015 was 284.4 Mb/d, with prices averaging $48.17 per barrel. Crude oil represented 78 percent of our 2015 oil and gas production revenues and 53 percent of our equivalent production, compared to 79 and 51 percent, respectively, in the prior year. Lower realized prices reduced revenues $4.8 billion, while lower production volumes reduced revenues an additional $273 million.

Worldwide crude oil production from continuing operations decreased 15.5 Mb/d. When excluding production from asset divestitures during 2015 and 2014, crude oil production remained essentially flat as drilling and recompletion activity in our North American onshore regions offset natural decline in all regions.

2014 vs. 2013   During 2014 crude oil revenues totaled $10.0 billion, $1.8 billion lower than the 2013 total of $11.9 billion, driven by a 6 percent decrease in worldwide production and 10 percent decrease in average realized prices. Average daily production in 2014 was 300.0 Mb/d, with prices averaging $91.73 per barrel.

Crude oil represented 79 percent of our 2014 oil and gas production revenues and 51 percent of our equivalent production, compared to 80 and 48 percent, respectively, in the prior year. Lower realized prices reduced revenues $1.2 billion, while lower production volumes reduced revenues $604 million.

Worldwide crude oil production from continuing operations decreased 18.0 Mb/d, however, when excluding production from asset divestitures during 2014 and 2013, crude oil production increased 17.0 Mb/d. This increase was driven by production growth of 20.1 Mb/d in our Permian region as a result of higher drilling and recompletion activity, partially offset by a decrease in production from the North Sea on natural decline.

Natural Gas Revenues

2015 vs. 2014   Natural gas revenues of $1.2 billion for 2015 were $826 million lower than 2014, the result of a 31 percent decrease in realized prices and a 16 percent decrease in production volumes. Worldwide production decreased 209.4 MMcf/d, lowering revenues by $214 million. Realized prices in 2015 averaged $2.80 per Mcf, a decrease of $1.25 per Mcf compared to 2014, which decreased revenues by $612 million.

Worldwide gas production from continuing operations decreased 16 percent. Excluding production from asset divestitures during 2015 and 2014, gas production decreased only 1 percent. This decrease was driven primarily by natural decline and well shut-ins in Egypt and Canada. This decrease was primarily offset by drilling and recompletion activity in North America onshore regions.

2014 vs. 2013   Natural gas revenues of $2.0 billion for 2014 were $283 million lower than 2013, the result of a 21 percent decrease in production volumes offset by a 10 percent increase in realized prices. Worldwide production decreased 345.9 MMcf/d, lowering revenues by $511.8 million. Realized prices in 2014 averaged $4.05 per Mcf, an increase of $0.37 per Mcf from 2013, which increased revenues by $229 million.

Worldwide gas production from continuing operations decreased 21 percent. However, excluding production from asset divestitures during 2015 and 2014, gas production increased 14.2 MMcf/d. This increase was driven by production growth of 28.0 MMcf/d in the Permian region as a result of higher drilling and recompletion activity. Egypt’s net production increased 13.8 MMcf/d as a result of our successful drilling program with new wells coming on-line during 2014, and production from the North Sea increased 5 MMcf/d on stronger than expected well performance.

NGL Revenues

2015 vs. 2014   NGL revenues totaled $227 million in 2015, a decrease of $441 million from 2014, the result of a 7 percent decrease in production volumes and a 63 percent decrease in realized prices. Worldwide production from continuing operations decreased 4.8 Mb/d, reducing revenues by $17 million. Realized prices in 2015 averaged $9.98 per barrel, a decrease of $17.30 per barrel, which reduced revenues by $424 million.

2014 vs. 2013   NGL revenues totaled $668 million in 2014, an increase of $16 million from 2013, the result of a 7 percent increase in production volumes partially offset by a 4 percent decrease in realized prices. Worldwide production from continuing operations increased 4.5 Mb/d, which added $44.9 million to revenues. This increase was primarily driven by drilling and recompletion activity in our North American onshore regions. Realized prices in 2014 averaged $27.28 per barrel, a decrease of $1.28 per barrel, which reduced revenues by $29.4 million.

Operating Expenses

The table below presents a comparison of our expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on context. All operating expenses include costs attributable to a noncontrolling interest in Egypt. Operating expenses for all periods exclude discontinued operations in Argentina and Australia.

	For the Year Ended December 31,
	2015	2014	2013	2015	2014	2013
	(In millions)			(Per boe)
Depreciation, depletion and amortization:
Oil and gas property and equipment
Recurring	$3,531	$4,388	$4,534	$18.08	$20.36	$18.78
Additional	25,517	5,001	995	130.65	23.21	4.12
Other assets	324	331	337	1.66	1.54	1.40
Asset retirement obligation accretion	145	154	211	0.74	0.72	0.88
Lease operating costs	1,854	2,238	2,650	9.49	10.39	10.97
Gathering and transportation costs	211	273	288	1.07	1.27	1.19
Taxes other than income	282	577	772	1.45	2.68	3.20
Impairments	1,920	1,919	-	9.83	8.90	-
General and administrative expense	377	451	481	1.93	2.09	1.99
Transaction, reorganization, and separation costs	132	67	33	0.68	0.31	0.13
Financing costs, net	299	211	229	1.53	0.98	0.95

Total	$34,592	$15,610	$10,530	$177.11	$72.45	$43.61

Recurring Depreciation, Depletion and Amortization (DD&A)

2015 vs. 2014   Oil and gas property recurring DD&A expense of $3.5 billion in 2015 decreased $857 million compared to 2014. The Company’s oil and gas property recurring DD&A rate decreased $2.28 per boe in 2015 compared to 2014. The primary factor driving both lower absolute dollar expense and lower DD&A per boe rates was the reduction in the Company’s oil and gas property carrying values resulting from significant property write-downs incurred during 2015.

2014 vs. 2013   Recurring full-cost depletion expense decreased $146 million on an absolute dollar basis: $412 million on lower volumes partially offset by an increase of $266 million from a higher average cost rate per boe. Our full-cost depletion rate increased $1.58 to $20.36 per boe reflecting increased cost for exploration and development activity over the prior years.

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

Apache recorded non-cash after-tax write-downs of its proved oil and gas properties totaling $16.6 billion, $3.1 billion, and $541 million in 2015, 2014, and 2013, respectively. The following table reflects write-downs by country:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Before tax	After tax	Before tax	After tax	Before tax	After tax
	(In millions)
U.S.	$19,537	$12,602	$4,412	$2,844	$552	$356
Canada	3,667	2,721	-	-	-	-
North Sea	2,032	1,016	589	224	368	139
Egypt	281	281	-	-	-	-
Other international	-	-	-	-	75	46

Total write-downs	$25,517	$16,620	$5,001	$3,068	$995	$541

In 2013, the Company recorded a non-cash write-down of $118 million, net of tax, in Argentina, which is reflected as discontinued operations in the Company’s consolidated financial statements.

If commodity prices do not recover significantly from current levels, the Company expects further write-downs of the carrying value of its oil and gas properties as the full cost ceiling limitation was calculated using a historical 12-month pricing average that included commodity prices from 2015. These prices were significantly higher than current commodity futures prices. To estimate the full cost ceiling limitation for 2016, had the Company utilized commodity futures prices as of December 31, 2015 in lieu of using historical commodity prices to calculate the 12-month unweighted arithmetic average price, the write-down as of December 31, 2015 would have been higher by $4.3 billion ($3.0 billion net of tax).

Lease Operating Expenses (LOE)

LOE includes several key components, such as direct operating costs, repair and maintenance, and workover costs. Direct operating costs generally trend with commodity prices and are impacted by the type of commodity produced and the location of properties (i.e., offshore, onshore, remote locations, etc.). Fluctuations in commodity prices impact operating cost elements both directly and indirectly. They directly impact costs such as power, fuel, and chemicals, which are commodity price based. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as rig rates, labor, boats, helicopters, materials, and supplies. Oil, which contributed more than half of our 2015 production, is inherently more expensive to produce than natural gas. Repair and maintenance costs are typically higher on offshore properties.

During 2015, LOE decreased $384 million, or 17 percent, on an absolute dollar basis compared to 2014. On a per-unit basis, LOE decreased $0.90, or 9 percent compared to 2014. During 2014, LOE decreased $412 million, or 16 percent, on an absolute dollar basis compared to 2013. On a per-unit basis, LOE decreased $0.58, or 5 percent, compared to 2013. These reductions reflect our continued focus on cost reductions consistent with the current price environment.

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

2015 vs. 2014   Gathering and transportation costs decreased $62 million from 2014. The decrease was driven primarily by North American onshore divestitures.

2014 vs. 2013   Gathering and transportation costs decreased $15 million from 2013. Canada’s 2014 costs decreased $32 million from a decline in production primarily associated with divestitures. The U.S. costs for 2014 increased $9 million as compared to 2013 primarily as a result of increased production in the MidContinent/Gulf Coast and Permian regions from increased drilling activity partially offset by a decrease from the Gulf of Mexico asset sales. Egypt costs were down $2 million from decreases in the world scale freight rates. North Sea costs increased $10 million on increased NGL activity and oil transportation tariffs.

Taxes Other Than Income

Taxes other than income primarily consist of U.K. Petroleum Revenue Tax (PRT), severance taxes on properties onshore and in state or provincial waters off the coast of the U.S., and ad valorem taxes on properties in the U.S. and Canada. Severance taxes are generally based on a percentage of oil and gas production revenues, while the U.K. PRT is assessed on net receipts from qualifying fields in the U.K. North Sea. We are subject to a variety of other taxes including U.S. franchise taxes and various Canadian taxes, including the Freehold Mineral tax and Saskatchewan Resources surtax. The table below presents a comparison of these expenses:

	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
U.K. PRT	$59	$177	$373
Severance taxes	121	259	257
Ad valorem taxes	77	104	104
Other	25	37	38

Total Taxes other than income	$282	$577	$772

2015 vs. 2014   Taxes other than income were $295 million lower than 2014. U.K. PRT decreased $118 million over the comparable 2014 period as the result of decreased production revenues in the North Sea from qualifying fields during the year. Severance tax decreased $138 million as the result of lower revenues and the divestiture of properties in Louisiana and Oklahoma. Ad valorem taxes decreased $27 million as a result of property divestitures. In 2015, the U.K. government enacted Finance Bill 2015, which provides tax relief to exploration and production (E&P) companies operating in the North Sea. Effective January 1, 2016, the U.K. PRT rate is reduced from 50 percent to 35 percent.

2014 vs. 2013   Taxes other than income were $195 million lower than 2013. U.K. PRT decreased $196 million over the comparable 2013 period based on a decrease in production revenues in the North Sea from qualifying fields during the year. Severance tax increased $2 million with increased production from the Permian region offset by higher tax credits and decreased commodity prices.

Impairments

During 2015, the Company recorded asset impairments totaling $1.9 billion in connection with fair value assessments in the current low commodity price environment, including $1.7 billion for the impairment of gathering, transmission, and processing (GTP) facilities, $148 million for the impairment of our YPHPL equity method investment sold in the fourth quarter, and $55 million for inventory write-downs. GTP impairments included $555 million ($410 million net of tax) for facilities in Canada, $102 million in the U.S. ($66 million net of tax), and $1.1 billion in Egypt. The Egyptian impairments resulted in net losses for the year in the applicable concessions, significantly reducing tax expense recorded under our production-sharing contracts.

During 2014, the Company recorded asset impairments totaling $1.9 billion in connection with fair value assessments, including $1.3 billion for the impairment of goodwill, $604 million for the impairment of assets held for sale, and other asset impairments. The Company had also recorded $439 million in impairments related to the sale of Australia’s assets, which are classified as discontinued operations in 2014.

General and Administrative (G&A) Expenses

2015 vs. 2014   G&A expenses decreased $74 million, or 16 percent, from 2014. On a per-unit basis, G&A expenses decreased $0.16 to $1.93 per boe. These reductions reflect Apache’s intense focus on driving internal efficiencies and bringing overhead in line with the current commodity price environment. In 2015, we rationalized our entire organizational structure, eliminating layers of management, consolidating office locations, and reducing corporate and regional staffing to more closely align with activity levels expected in the future.

2014 vs. 2013   G&A expenses decreased $30 million, or 6 percent, from 2013. On a per-unit basis, G&A expenses increased $0.10 to $2.09 per boe, with the benefit of lower costs partially offset by the impact of lower production.

Transaction, Reorganization, and Separation Costs

Apache recorded $132 million, $67 million and $33 million of expenses during 2015, 2014, and 2013, respectively, primarily related to divestiture activity and company reorganization, including separation costs, investment banking fees and other associated costs. The charges for 2015 include $53 million for employee separation cost; $42 million associated with office closings, consolidation of office space in Houston, and other reorganization efforts; and $36 million related to the Australia divestiture and other transactions.

Financing Costs, Net

Financing costs incurred during the period comprised the following:

	For the Year Ended December 31,
	2015	2014	2013
	(In millions)

Interest expense	$486	$499	$560
Amortization of deferred loan costs	11	6	8
Capitalized interest	(227)	(287)	(315)
Loss (gain) on extinguishment of debt	39	-	(16)
Interest income	(10)	(7)	(8)

Total Financing costs, net	$299	$211	$229

2015 vs. 2014   Net financing costs increased $88 million from 2014. The increase is primarily related to a decrease of $60 million in capitalized interest from lower asset balances qualifying for capitalized interest and a $39 million loss on the early extinguishment of debt during 2015, partially offset by a decrease of $13 million in interest expense resulting from lower average debt balances.

2014 vs. 2013   Net financing costs decreased $18 million from 2013. The decrease is primarily related to a $61 million decrease in interest expense as a result of lower average debt balances during 2014, partially offset by a $28 million decrease in capitalized interest resulting from lower property balances and a $16 million gain on extinguishment of debt in 2013.

Provision for Income Taxes

In 2015, Apache repatriated the sales proceeds from the divestment of its interest in LNG projects and Australian upstream assets. Upon the repatriation of these proceeds, Apache recognized a U.S. current income tax liability of $560 million. Pursuant to its plan of divestiture of these assets, Apache recorded a deferred income tax liability of $560 million on undistributed foreign earnings in 2014.

The 2015 income tax benefit from continuing operations totaled $5.5 billion. The deferred tax position in the U.S. changed from a net deferred tax liability as of December 31, 2014 to a net deferred tax asset as of December 31, 2015 as a result of $19.5 billion in non-cash ceiling test write-downs and the recognition of $2.1 billion of deferred tax assets related to foreign tax credit carryforwards. The 2015 effective tax rate reflects an increase in valuation allowance against the U.S. and Canadian region’s net deferred tax assets. Separately, the U.K. government enacted Finance Bill 2015 that provides income tax relief to E&P companies operating in the North Sea through a reduction of Supplementary Charge from 32 percent to 20 percent, effective January 1, 2015. As a result of the enacted legislation, in 2015, Apache recorded a deferred tax benefit of $619 million related to the remeasurement of the Company’s December 31, 2014 U.K. deferred income tax liability.

The 2014 provision for income taxes from continuing operations totaled $663 million. The 2014 effective rate reflects the tax benefit from the $5.0 billion non-cash ceiling test write-down in the U.S. and North Sea. The Company’s rate is also impacted by the $560 million of deferred income tax expense recorded in 2014 for changing our position on undistributed earnings on foreign subsidiaries and $311 million of deferred income tax expense on distributed foreign earnings. In addition, the Company had approximately $1.9 billion of impairments related to non-cash write-downs of goodwill and assets held for sale which impact the effective tax rate.

For additional information regarding income taxes, please refer to Note 7—Income Taxes in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Capital Resources and Liquidity

Operating cash flows are the Company’s primary source of liquidity. We may also elect to utilize available cash on hand, committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for all other liquidity and capital resource needs.

Apache’s operating cash flows, both in the short-term and the long-term, are impacted by highly volatile oil and natural gas prices, as well as costs and sales volumes. Significant changes in commodity prices impact our revenues, earnings and cash flows. These changes potentially impact our liquidity if costs do not trend with changes in commodity prices. Historically, costs have trended with commodity prices, albeit on a lag. Sales volumes also impact cash flows; however, they have a less volatile impact in the short-term.

Deterioration in commodity prices also impacts estimated quantities of proved reserves. During 2015, we recognized negative reserve revisions of approximately 15 percent of our year-end 2014 estimated proved reserves as a result of lower prices. If realized prices for the remainder of 2016 approximate commodity future prices as of December 31, 2015, the Company is reasonably likely to report additional negative revisions, currently estimated at eight to ten percent of year-end 2015 estimated proved reserves.

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

We currently plan capital investments in 2016 in the range of $1.4 to $1.8 billion, a reduction of over 60 percent from 2015 levels. Approximately $700 million to $800 million will be allocated to North American onshore plays, with the balance to international and U.S. offshore regions. This budget may be adjusted with commodity price movements throughout the year. Our budgeted amounts exclude expenditures attributable to a one-third non-controlling interest in Egypt. Our capital budget for 2016 has been, and will be, allocated on a prioritized basis as follows: (i) maintain assets and keeping them running efficiently and preserve mineral rights and leases, (ii) further optimize and build high quality inventory for the future, (iii) conduct certain medium-cycle, high impact exploration activities, and (iv) conduct limited-scale development activities that remain economically robust at these low prices. In addition, we will continue our overhead and LOE cost reduction efforts in order to position Apache for an extended low commodity price environment.

We believe the liquidity and capital resource alternatives available to Apache, combined with proactive measures to adjust our capital budget to reflect lower commodity prices and anticipated operating cash flows, will be adequate to fund short-term and long-term operations, including our capital spending program, repayment of debt maturities, payment of dividends, and any amount that may ultimately be paid in connection with commitments and contingencies.

For additional information, please see Part I, Items 1 and 2—Business and Properties and Part I, Item 1A—Risk Factors of this Form 10-K.

Sources and Uses of Cash

The following table presents the sources and uses of our cash and cash equivalents for the years presented:

	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by continuing operating activities	$2,834	$7,517	$8,685
Proceeds from Australian divestitures	5,084	-	-
Net cash provided by Argentina discontinued operations	-	788	18
Proceeds from asset divestitures	1,122	3,092	4,405
Proceeds from sale of Egypt noncontrolling interest	-	-	2,948
Commercial paper and bank loan borrowings, net	-	1,568	-
Other	59	-	-

	9,099	12,965	16,056

Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$4,811	$9,903	$9,127
Leasehold and property acquisitions	367	1,475	429
Net cash used by Australia discontinued operations	208	105	732
Commercial paper, credit facility and bank loan repayments, net	1,570	-	509
Payments on fixed-rate debt	939	-	2,072
Shares repurchased	-	1,864	997
Dividends paid	377	365	360
Distributions to noncontrolling interest	129	140	-
Other	-	250	84

	8,401	14,102	14,310

Increase (decrease) in cash and cash equivalents	$698	$(1,137)	$1,746

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts differ from those discussed elsewhere in this document, which include accruals.

Net Cash Provided by Continuing Operating Activities

Operating cash flows are our primary source of capital and liquidity and are impacted, both in the short-term and the long-term, by volatile oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, asset retirement obligation (ARO) accretion, oil and gas property write-downs, asset impairments, and deferred income tax expense, which affect earnings but do not affect cash flows.

Net cash provided by continuing operating activities for 2015 totaled $2.8 billion, down $4.7 billion from 2014. The decrease primarily reflects lower commodity prices and divestitures.

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

Australia Discontinued Operations

During 2015, Apache completed the sale of its Wheatstone LNG project and associated upstream assets to Woodside for total proceeds of $2.8 billion. During 2015, Apache also completed the sale of its Australian subsidiary AEL to a consortium of private equity funds managed by Macquarie Capital Group Limited and Brookfield Asset Management Inc. for total proceeds of $1.9 billion. The results of operations for the divested Australian assets and losses on disposal are classified as discontinued operations in all periods presented in this Annual Report on Form 10-K. In addition, Apache sold its 49 percent interest equity method investment in YPHPL for total cash proceeds of $391 million.

Argentina Discontinued Operations

During 2014, Apache completed the sale of our Argentina operations and properties to YPF Sociedad Anónima for cash proceeds of $800 million (subject to customary closing adjustments). The results of operations related to Argentina have been classified as discontinued operations in all periods presented in this Annual Report on Form 10-K. Net cash provided by Argentina discontinued operations for the first quarter of 2014 was $2 million.

Asset Divestitures

During 2015, 2014, and 2013, Apache had proceeds from divestitures totaling $1.1 billion, $3.1 billion, and $4.4 billion, respectively. For information regarding our acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Egypt Noncontrolling Interest

During 2013, Apache completed the sale of a one-third minority participation in its Egypt oil and gas business to Sinopec for $2.95 billion. Apache made cash distributions totaling $129 million and $140 million to Sinopec in 2015 and 2014, respectively.

Capital Expenditures

During 2015, capital spending for exploration and development (E&D) activities totaled $4.6 billion compared to $9.0 billion in the prior year. Apache’s E&D capital spending was primarily focused on our North American onshore region, where Apache operated an average of 19 drilling rigs. Apache’s investment in gas gathering, transmission, and processing facilities totaled $233 million and $881 million during 2015 and 2014, respectively. Apache’s investment in GTP was primarily for the Kitimat LNG project, which was divested in the second quarter of 2015.

Apache also completed leasehold and property acquisitions totaling $367 million during 2015, compared with $1.5 billion in 2014. Our acquisition investments continued to focus on adding new leasehold positions to our North American onshore portfolio.

Shares Repurchased

Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through December 31, 2014, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company has not purchased any additional shares during 2015 and is not obligated to acquire any specific number of shares.

Dividends

The Company has paid cash dividends on its common stock for 51 consecutive years through 2015. Future dividend payments will depend on the Company’s level of earnings, financial requirements, and other relevant factors. Common stock dividends paid during 2015 totaled $377 million, compared with $365 million in 2014 and $303 million in 2013. The Company paid dividends on its Series D Preferred Stock totaling $57 million in 2013. The preferred stock was converted to common stock in August 2013.

Liquidity

	At December 31,
	2015	2014
	(In millions, except percentages)
Cash and cash equivalents	$1,467	$769
Total debt	8,778	11,245
Equity	4,228	28,137
Available committed borrowing capacity	3,500	3,730
Floating-rate debt/total debt	0%	14%

Cash and Cash Equivalents

At December 31, 2015, we had $1.5 billion in cash and cash equivalents, of which $1.1 billion of cash was held by foreign subsidiaries, and approximately $382 million was held by Apache Corporation and U.S. subsidiaries. The cash held by foreign subsidiaries should not be subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment-grade securities with maturities of three months or less at the time of purchase.

Debt

At December 31, 2015, outstanding debt, which consisted of notes and debentures, totaled $8.8 billion. We have $550 million maturing in 2018, $150 million maturing in 2019, and the remaining $8.1 billion maturing in years 2021 through 2096. At December 31, 2015, we had $416,000 of notes due June 2016 classified as current debt on the consolidated balance sheet.

In September 2015, the Company fully redeemed its $500 million 5.625% notes due in 2017 and its $400 million 1.75% notes due in 2017. The notes were redeemed pursuant to the provisions of each respective note’s indenture. Apache paid the holders an aggregate of $939 million in cash reflecting principal and the premium to par, and an additional $8 million in accrued and unpaid interest.

Available Credit Facilities

In June 2015, the Company entered into a five-year revolving credit facility which matures in June 2020, subject to Apache’s two, one-year extension options. The facility provides for aggregate commitments of $3.5 billion (including a $750 million letter of credit subfacility), with rights to increase commitments up to an aggregate $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its commercial paper program. In connection with entry into the $3.5 billion facility, Apache terminated $5.3 billion in commitments under existing credit facilities. As of December 31, 2015, aggregate available borrowing capacity under this credit facility was $3.5 billion.

At the Company’s option, the interest rate per annum for borrowings under the facility is either a base rate, as defined, plus a margin, or the London Inter-bank Offered Rate (LIBOR), plus a margin. At December 31, 2015 the margin over LIBOR was 1.0 percent. The Company also pays quarterly a facility fee at a per annum rate on total commitments, which at December 31, 2015 was 0.125 percent on the total $3.5 billion in commitments. The margins and the facility fee vary based upon the Company’s senior long-term debt rating. As a result of recent ratings downgrades, the base rate margin is 0.075 percent, the LIBOR margin is 1.075 percent, and the facility fee is 0.175 percent as of the date of filing this report.

The financial covenants of the credit facility require the Company to maintain an adjusted debt-to-capital ratio of not greater than 60 percent at the end of any fiscal quarter. For purposes of this calculation, capital excludes the effects of non-cash write-downs, impairments, and related charges occurring after June 30, 2015. At December 31, 2015, the Company’s debt-to-capital ratio as calculated under the credit facility was 34 percent.

Negative covenants restrict the ability of the Company and its subsidiaries to create liens securing debt on its hydrocarbon-related assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens, liens on subsidiary assets located outside of the United States and Canada, and liens arising as a matter of law, such as tax and mechanics’ liens. The Company also may incur liens on assets if debt secured thereby does not exceed 5 percent of the Company’s consolidated assets, or approximately $940 million as of December 31, 2015. Negative covenants also restrict Apache’s ability to merge with another entity unless it is the surviving entity, dispose of substantially all of its assets, and guarantee debt of non-consolidated entities in excess of the stated threshold.

There are no clauses in the facility that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The credit facility agreement does not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending commitments for nonpayment and other breaches, and if the Company or any of its U.S. or Canadian subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending commitments if the Company undergoes a specified change in control or any borrower has specified pension plan liabilities in excess of the stated threshold. The Company was in compliance with the terms of the credit facility as of December 31, 2015.

In February 2016, Apache entered into a three-year letter of credit facility providing £900 million in commitments, with options to increase commitments to £1.075 billion and extend the term by one year. The facility is available for letters of credit and loans to cash collateralize letter of credit obligations to the extent letters of credit are unavailable under the facility. The facility’s representations and warranties, covenants, and events of default are substantially similar to those in Apache’s $3.5 billion revolving credit facility. Commissions are payable on outstanding letters of credit and borrowings bear interest (at a base rate or LIBOR), plus a margin. Letter of credit commissions, the interest margin, and the facility fee vary depending on Apache’s senior unsecured long-term debt rating. The Company has not requested any letters of credit or borrowings under this facility as of the date of this filing. This facility is available for the Company’s letter of credit needs, particularly those which may arise in respect of abandonment obligations assumed in various North Sea acquisitions.

There is no assurance that the financial condition of banks with lending commitments to the Company will not deteriorate. We closely monitor the ratings of the banks in our bank groups. Having large bank groups allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.

Commercial Paper Program

As of December 31, 2015, the Company has available a $3.5 billion commercial paper program. The commercial paper program generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under the Company’s 2015 $3.5 billion committed credit facility. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s 2015 committed credit facility, which expires in 2020, is available as a 100 percent backstop. As of December 31, 2015, the Company had no borrowings under its commercial paper program, bank facility, or uncommitted bank lines.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2015. For additional information regarding these obligations, please see Note 6—Debt and Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Contractual Obligations(1)	Note Reference	Total	2016	2017-2018	2019-2020	2021 & Beyond
	(In millions)
Debt, at face value	Note 6	$8,831	$1	$550	$150	$8,130
Interest payments	Note 6	9,216	447	889	807	7,073
Drilling rig commitments(2)	Note 8	405	194	211	-	-
Purchase obligations(3)	Note 8	354	28	115	139	72
Firm transportation agreements(4)	Note 8	363	96	125	83	59
Office and related equipment	Note 8	342	43	87	72	140
Other operating lease obligations(5)	Note 8	64	22	35	6	1

Total Contractual Obligations		$19,575	$831	$2,012	$1,257	$15,475

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

(3)

Purchase obligations represent agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed and minimum quantities to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. These include minimum commitments associated with take-or-pay contracts, NGL processing agreements, and drilling work program commitments.

(4)	Firm transportation commitments relate to contractual obligations for capacity rights on third-party pipelines.

(5)

Other operating lease obligations pertain to other long-term exploration, development, and production activities. The Company has work-related commitments for supply and standby vessels, gas pipeline and land leases.

Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess settlements resulting from litigation. Apache’s management feels that it has adequately reserved for its contingent obligations, including approximately $52 million for environmental remediation and approximately $29 million for various contingent legal liabilities. For a detailed discussion of the Company’s environmental and legal contingencies, please see Note 8—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

In addition to our recorded environmental and legal liabilities, we have potential exposure to future obligations related to divested properties. Apache has divested various leases, wells, and facilities located in the Gulf of Mexico where the purchasers typically assume all obligations to plug, abandon, and decommission the associated wells, structures, and facilities acquired. One or more of the counterparties in these transactions could, either as a result of the severe decline in oil and natural gas prices or other factors related to the historical or future operations of their respective businesses, face financial problems that may have a significant impact on its solvency and ability to continue as a going concern. If a purchaser of our Gulf of Mexico assets becomes the subject of a case or proceeding under relevant insolvency laws or otherwise fails to perform required abandonment obligations, Apache could be required to perform such actions under applicable federal laws and regulations. In such event, we may be forced to use available cash to cover the costs of such liabilities and obligations should they arise.

With respect to our retained oil and gas operations in the Gulf of Mexico, the Bureau of Ocean Energy Management (BOEM) is currently planning to issue a new Notice to Lessees (NTL) significantly revising the obligations of companies operating in the Gulf of Mexico to provide supplemental assurances of performance with respect to plugging, abandonment, and decommissioning obligations associated with wells, platforms, structures, and facilities. We currently expect such new NTL may require Apache to provide additional security to the BOEM with respect to plugging, abandonment, and decommissioning obligations relating to Apache’s current ownership interests in various Gulf of Mexico leases. We are working closely with the BOEM to make arrangements for the provision of such additional required security, if such security becomes necessary under the new NTL. Additionally, we are not able to predict the effect that these changes might have on counterparties to which Apache has sold Gulf of Mexico assets. Such changes could cause the bonding obligations of such parties to increase substantially, thereby causing a significant impact on the counterparties’ solvency and ability to continue as a going concern.

Insurance Program

We maintain insurance policies that include coverage for physical damage to our assets, third party liability, workers’ compensation, employers’ liability, sudden and accidental pollution, and other risks. Our insurance coverage includes deductibles or retentions that must be met prior to recovery. Additionally, our insurance is subject to policy exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

Our current insurance policies covering physical damage to our assets provide $1 billion in coverage per occurrence. These policies also provide sudden and accidental pollution coverage. Coverage for Gulf of Mexico named windstorms is excluded from this coverage.

Our current insurance policies covering general liabilities provide approximately $500 million in coverage, scaled to Apache’s interest, subject to a retention that must be met prior to recovery. This coverage is in excess of any existing policies, including, but not limited to, aircraft liability and automobile liability. Our service agreements, including drilling contracts, generally indemnify Apache for injuries and death of the service provider’s employees as well as subcontractors hired by the service provider.

Apache purchases multi-year political risk insurance from the Overseas Private Investment Corporation (OPIC) and other highly rated international insurers covering a portion of its investments in Egypt for losses arising from confiscation, nationalization, and expropriation risks. The Islamic Corporation for the Insurance of Investment and Export Credit (ICIEC, an agency of the Islamic Development Bank) reinsures OPIC. In the aggregate, these insurance policies, subject to the policy terms and conditions, provide approximately $750 million of coverage to Apache, subject to a self-insured retention of approximately $1 billion.

In addition, Apache has a separate policy with OPIC, which, subject to policy terms and conditions, provides $300 million of coverage through 2024 for losses arising from (1) non-payment by EGPC of arbitral awards covering amounts owed Apache on past due invoices and (2) expropriation of exportable petroleum in the event that actions taken by the government of Egypt prevent Apache from exporting our share of production. The Multilateral Investment Guarantee Agency (MIGA), a member of the World Bank Group, provides $150 million in reinsurance to OPIC.

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

Asset Retirement Obligation (ARO)

The Company has significant obligations to remove tangible equipment and restore land or seabed at the end of oil and gas production operations. Apache’s removal and restoration obligations are primarily associated with plugging and abandoning wells and removing and disposing of offshore oil and gas platforms in the North Sea and Gulf of Mexico. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety, and public relations considerations.

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

Long-Lived Assets

Long-lived assets used in operations, excluding oil and gas properties accounted for under the full-cost method of accounting, are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. If there is an indication the carrying amount of an asset may not be recovered, the asset is monitored by management through an established process where changes to significant assumptions such as prices, volumes, and future development plans are reviewed. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital decisions, considering all available information at the date of review.

During 2015, there was a substantial decline in commodity prices. The resulting change in future commodity price assumptions and plan for cash was a triggering event which required us to reassess our long-lived assets for impairment. Based on the results of this assessment, we recorded impairments of certain gathering, transmission, and processing facilities. For discussion of these impairments, see “Fair Value Measurements” of Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Goodwill

As of December 31, 2015, the Company’s consolidated balance sheet included $87 million of goodwill, all of which has been assigned to the Egypt reporting unit. Goodwill is assessed at least annually for impairment at the reporting unit level. We conduct a qualitative goodwill impairment assessment as of July 1st of each year, and whenever impairment indicators arise, by examining relevant events and circumstances which could have a negative impact on our goodwill such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, acquisitions and divestitures, and other relevant entity-specific events.

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

No goodwill impairment was recognized during 2015. During the fourth quarter of 2014, the Company recognized non-cash impairments of the entire amount of recorded goodwill in the U.S., North Sea, and Canada reporting units of $1.0 billion, $163 million, and $103 million, respectively.

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

Commodity Risk

The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather and political climate. In 2015, our average crude oil realizations decreased to $48.17 per barrel compared to $91.73 per barrel in 2014. Our average natural gas price realizations decreased 31 percent in 2015 to $2.80 per Mcf from $4.05 per Mcf in 2014.

We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache typically uses futures contracts, swaps, and options to mitigate commodity price risk. During 2015, the Company did not have any derivative positions. In 2014, approximately 9 percent of our natural gas production from continuing operations and approximately 39 percent of our crude oil production from continuing operations was subject to financial derivative hedges.

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

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A 10 percent strengthening or weakening of the Canadian dollar and British pound against the U.S. dollar as of December 31, 2015, would result in a foreign currency net loss or gain, respectively, of approximately $122 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required to be filed under this Item 8 are presented on pages F-1 through F-71 in Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements for the fiscal years ended December 31, 2015, 2014, and 2013, included in this report, have been audited by Ernst & Young LLP, registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We made no changes in internal controls over financial reporting during the quarter ending December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ending December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

The registrant elects to disclose under this Item 9B information otherwise disclosable in a report on Form 8-K for an event which occurred on February 22, 2016. Disclosure for the event, which otherwise would be reportable on Form 8-K under “Item 1.01 Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant”, is as follows:

On February 22, 2016, Apache Corporation, a Delaware corporation (“Apache”), entered into a Credit Agreement among Apache, the lenders party thereto, the issuing banks party thereto, J.P. Morgan Europe Limited, as Administrative Agent, HSBC Bank USA, National Association, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, New York Branch, and Bank of Montreal, as Co-Syndication Agents, and Deutsche Bank AG New York Branch and Société Générale, as Co-Documentation Agents (the “LC Facility”).

The LC Facility provides for a three-year letter of credit facility and aggregate commitments of 900.0 million pounds sterling (“GBP”), with rights to increase commitments up to an aggregate GBP1.075 billion. Apache may increase commitments by adding additional lenders or by allowing one or more existing lenders to increase their commitments by up to an aggregate GBP175.0 million. The facility is available for the issuance of letters of credit denominated in GBP, US Dollars, Canadian Dollars, and in any other foreign currency consented to by an issuing bank. The facility also is available for loans in GBP, US Dollars, and Canadian Dollars to cash collateralize letters of credit or obligations to provide letters of credit, in each case, to the extent letters of credit are unavailable under the facility. The aggregate undrawn amount of outstanding letters of credit, unreimbursed drawings under issued letters of credit, and borrowings outstanding at any time under the LC Facility may not exceed the total commitments thereunder at that time.

Borrowers under the LC Facility may include Apache and certain subsidiaries organized under the laws of, or domiciled in, the United States, Canada, England and Wales, the United Kingdom, or the Cayman Islands (each a “Borrower”). Each Borrower may obtain letters of credit and borrow, prepay, and reborrow loans, and Apache may obtain letters of credit for the account its subsidiaries, in each case subject to representations and warranties, covenants, and events of default that are substantially similar to those in Apache’s existing 2015 revolving credit facility.

All amounts outstanding under the LC Facility are due February 22, 2019, provided that Apache may once request that the maturity date be extended for one successive period expiring one year from the then scheduled maturity date. No lender is obligated to consent to any extension; however, effective on or before the original maturity date, Borrower may elect to replace any non-consenting lender and proceed with the extension as to remaining commitments, provided that lenders having at least 51% of the aggregate total commitments have agreed to the requested extension.

All borrowings under the LC Facility bear interest at one of the following rate options, as selected by Borrower:

•

A base rate plus a margin, with the (i) base rate being a rate per annum equal to the greatest of (a) the prime rate as announced by the Administrative Agent, (b) the federal funds rate plus 0.50%, and (c) the London Interbank Offered Rate (“LIBOR”) for a one-month interest period plus 1.0%, and (ii) margin (“Base Rate Margin”) being a rate per annum that varies from 0.0% to 0.65% based on the rating for Apache’s senior, unsecured, non-credit enhanced, long-term indebtedness for borrowed money (“Long-Term Debt Rating”); or

•

LIBOR plus a margin (“LIBOR Margin”) at a rate per annum varying from 0.69% to 1.65% based on Apache’s Long-Term Debt Rating. For LIBOR-based interest rates, Apache may select an interest period with respect to any currency of one, two, three or six months, or one week, and additionally with respect to GBP borrowings, one day.

The LC Facility also requires Borrower to pay a facility fee equal to a per annum rate that varies from 0.06% to 0.35% of the full amount of the commitments based on its Long-Term Debt Rating.

Currently, the Base Rate Margin is 0.075%, the LIBOR Margin is 1.075%, and the facility fee is 0.175%. A commission is payable quarterly to lenders on the face amount of each outstanding letter of credit at a per annum rate equal to the LIBOR Margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.

The foregoing summary of the LC Facility does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the LC Facility, a copy of which is filed as Exhibit 10.10 to this report and incorporated herein by reference.

The LC Facility has been filed with this report to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about Apache. Representations, warranties, and covenants in the LC Facility were made only for purposes of the LC Facility, were solely for the benefit of the parties to the LC Facility, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the LC Facility. Representations and warranties in the LC Facility may have been made as of specific dates and for purposes of allocating contractual risk between the parties instead of establishing matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the LC Facility and should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Apache or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of a LC Facility, which subsequent information may or may not be fully reflected in Apache’s public disclosures.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Nominees for Election as Directors,” “Continuing Directors,” “Executive Officers of the Company,” and “Securities Ownership and Principal Holders” in the proxy statement relating to the Company’s 2016 annual meeting of shareholders (the Proxy Statement) is incorporated herein by reference.

Code of Business Conduct

Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, we are required to adopt a code of business conduct and ethics for our directors, officers, and employees. In February 2004, the Board of Directors adopted the Code of Business Conduct (Code of Conduct), and revised it in January 2015. The revised Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access the Company’s Code of Conduct on the Governance page of the Company’s website at www.apachecorp.com. Any shareholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company’s corporate secretary at the address on the cover of this Form 10-K. Changes in and waivers to the Code of Conduct for the Company’s directors, chief executive officer and certain senior financial officers will be posted on the Company’s website within five business days and maintained for at least 12 months. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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

Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated May 14, 2015, as filed with the Secretary of State of Delaware on May 14, 2015 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 20, 2015, SEC File No. 001-04300).

EXHIBIT NO.		DESCRIPTION
3.3	–	Bylaws of Registrant, as amended February 3, 2016, (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed February 9, 2016, SEC File No. 001-4300).

4.1	–	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

4.2	–	Form of 3.625% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.3	–	Form of 5.250% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.4	–	Form of 5.100% Notes due 2040 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated August 17, 2010, filed on August 20, 2010, SEC File No. 001-4300).

4.5	–	Form of 1.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.6	–	Form of 3.25% Note due 2022 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.7	–	Form of 4.75% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.8	–	Form of 2.625% Notes due 2023 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

4.9	–	Form of 4.250% Notes due 2044 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

4.10	–

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

4.18	–

Senior Indenture, dated May 19, 2011, among Apache Finance Pty Ltd, Apache Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Finance Pty Ltd and the related guarantees (incorporated by reference to Exhibit 4.16 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.19	–

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

EXHIBIT NO.		DESCRIPTION

4.21	–

Form of Apache Corporation November 10, 2010 Second Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.22	–

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

EXHIBIT NO.		DESCRIPTION
10.7	–

Credit Agreement, dated as of June 4, 2015 among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and Royal Bank of Canada, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Bank, National Association, and Mizuho Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 9, 2015, SEC File No. 001-04300).

10.8	–

First Amendment to Credit Agreement, dated as of September 9, 2015, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto, amending Credit Agreement, dated as of June 4, 2015 among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and Royal Bank of Canada, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Bank, National Association, and Mizuho Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, SEC File No. 001-04300).

*10.9	–

Second Amendment to Credit Agreement, dated as of February 22, 2016, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto, amending Credit Agreement, dated as of June 4, 2015, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and Royal Bank of Canada, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Bank, National Association, and Mizuho Bank, Ltd., as Co-Documentation Agents.

*10.10	–

Credit Agreement, dated as of February 22, 2016, among Apache Corporation, the lenders party thereto, the issuing banks party thereto, J.P. Morgan Europe Limited, as Administrative Agent, HSBC Bank USA, National Association, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, New York Branch, and Bank of Montreal, as Co-Syndication Agents, and Deutsche Bank AG New York Branch and Société Générale, as Co-Documentation Agents.

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

*†10.15	–	Apache Corporation 401(k) Savings Plan, as amended and restated, dated March 17, 2015, effective January 31, 2014.

†10.16	–

Amendment to Apache Corporation 401(k) Savings Plan, dated April 17, 2014 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300.)

†10.17	–

Amendment to Apache Corporation 401(k) Savings Plan, dated May 16, 2014 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

*†10.18	–	Amendment to Apache Corporation 401(k) Savings Plan, effective February 3, 2016.

†10.19	–

Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated, dated July 16, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.20	–

Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, as amended and restated, dated July 16, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

*†10.21	–	Apache Corporation 2011 Omnibus Equity Compensation Plan, as amended and restated December 15, 2015.

†10.22	–

Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated May 4, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.23	–

Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, SEC File No. 001-4300).

†10.24	–

Apache Corporation 2005 Stock Option Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, Commission File No. 001-4300).

†10.25	–

Apache Corporation Income Continuance Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

†10.26	–

Apache Corporation Deferred Delivery Plan, as amended and restated November 11, 2013 (incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.27	–

Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated July 16, 2014, effective July 1, 2014 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.28	–

Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated May 14, 2015 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-4300).

†10.29	–

Apache Corporation Outside Directors’ Retirement Plan, as amended and restated July 16, 2014, effective June 30, 2014 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.30	–

Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 001-4300).

†10.31	–

Apache Corporation Non-Employee Directors’ Restricted Stock Units Program, as amended and restated July 16, 2014, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.32	–

Apache Corporation Non-Employee Directors’ Restricted Stock Units Program, as amended and restated May 14, 2015 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-4300).

†10.33	–

Apache Corporation Outside Directors’ Deferral Program, effective July 16, 2014, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.34	–

Employment Agreement between Registrant and G. Steven Farris, dated June 6, 1988, and First Amendment, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.35	–

Retirement Agreement, dated January 19, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

†10.36	–

Employee Release and Settlement Agreement, dated February 11, 2014, between Registrant and Roger B. Plank (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

†10.37	–

Employee Release and Settlement Agreement, effective August 31, 2014, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.38	–

Employee Resignation Agreement, effective October 13, 2014, between Registrant and Alfonso Leon (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.39	–

Apache Corporation Executive Termination Policy (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, SEC File No. 001-4300).

†10.40	–

2015 Employee Release and Settlement Agreement between Registrant and Michael S. Bahorich, dated April 8, 2015 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-4300).

*†10.41	–	2016 Employee Release and Settlement Agreement between Registrant and Thomas E. Voytovich, effective November 30, 2015.

†10.42	–

Restricted Stock Unit Award Agreement, dated May 8, 2008, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008, SEC File No. 001-4300).

†10.43	–

Form of Restricted Stock Unit Award Agreement, dated February 12, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 12, 2009, filed February 18, 2009, SEC File No. 001-4300).

†10.44	–

Form of Restricted Stock Unit Award Agreement, dated November 18, 2009 (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.45	–

Form of Restricted Stock Unit Grant Agreement, dated May 6, 2009 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.46	–	Form of Stock Option Award Agreement, dated May 6, 2009 (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.47	–	Form of 2010 Performance Program Agreement, dated January 15, 2010 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.48	–

Form of First Amendment, effective May 5, 2010, to 2010 Performance Program Agreement, dated January 15, 2010 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 11, 2010, SEC File No. 001-4300).

†10.49	–

Form of Restricted Stock Unit Award Agreement, dated January 15, 2010 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.50	–	Form of 2011 Performance Program Agreement, dated January 7, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2011, SEC File No. 001-4300).

†10.51	–

Restricted Stock Unit Award Agreement, dated February 9, 2011, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2011, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.52	–	Form of 2012 Performance Program Agreement, dated January 11, 2012 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2012, SEC File No. 001-4300).

†10.53	–	Form of 2013 Performance Program Agreement, dated January 9, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 11, 2013, SEC File No. 001-4300).

†10.54	–

Form of 2014 Performance Agreement (Total Shareholder Return), dated January 9, 2014 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.55	–

Form of 2014 Performance Agreement (Business Performance), dated February 3, 2014 (incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.56	–

Form of 2015 Performance Share Program Award Notice and Agreement, dated February 19, 2015 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-4300).

†10.57	–

Restricted Stock Unit Award Agreement between Registrant and John J. Christmann, dated February 18, 2015 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-4300).

†10.58	–

2015 Long Term Cash Performance Program Award Notice and Agreement between Registrant and Stephen J. Riney, dated April 8, 2015 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-4300).

*†10.59	–	Form of 2016 Performance Share Program Award Notice and Agreement, dated January 7, 2016.

*†10.60	–	Form of Restricted Stock Unit Award Agreement, dated February 3, 2016.

*†10.61	–	Form of Stock Option Award Agreement, dated February 3, 2016.

†10.62	–

Amendments of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), dated February 13, 2014, between Registrant and Roger B. Plank (incorporated by reference to Exhibits 10.3 and 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

†10.63	–

Amendment to Restricted Stock Unit Awards, dated February 13, 2014, between Registrant and Roger B. Plank (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

†10.64	–

Amendment of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), effective August 31, 2014, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.65	–

Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), effective August 31, 2014, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.66	–

Amendment of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), effective October 9, 2014, between Registrant and Alfonso Leon (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.67	–

Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), effective October 9, 2014, between Registrant and Alfonso Leon (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.68	–

Amendment of Stock Option Grants (2011 Omnibus Equity Compensation Plan), dated January 20, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

†10.69	–

Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), dated January 20, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.64 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

†10.70	–

Amendment of 2014 Performance Program (Business Performance) Award (2011 Omnibus Compensation Plan), dated January 20, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.65 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

†10.71	–

Amendment of 2014 Performance Program (Business Performance) Award (2011 Omnibus Equity Compensation Plan), effective June 30, 2015, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-04300).

†10.72	–

Amendment of Restricted Stock Unit Awards (2011 Omnibus Equity Compensation Plan), effective June 30, 2015, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-04300).

†10.73	–

Amendment of Stock Option Grants (2011 Omnibus Equity Compensation Plan), effective June 30, 2015, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-04300).

*†10.74	–	Amendment of 2014 Performance Program (Business Performance) Award (2011 Omnibus Equity Compensation Plan), effective November 30, 2015, between Registrant and Thomas E. Voytovich.

*†10.75	–	Amendment of Restricted Stock Unit Awards (2011 Omnibus Equity Compensation Plan), effective November 30, 2015, between Registrant and Thomas E. Voytovich.

*†10.76	–	Amendment of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), effective November 30, 2015, between Registrant and Thomas E. Voytovich.

*†10.77	–	Amendment of Stock Option Grants (2005 Stock Option Plan), effective November 30, 2015, between Registrant and Thomas E. Voytovich.

EXHIBIT NO.		DESCRIPTION
*12.1	–	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

14.1	–	Code of Business Conduct dated January 20, 2015 (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

*21.1	–	Subsidiaries of Registrant

*23.1	–	Consent of Ernst & Young LLP

*23.2	–	Consent of Ryder Scott Company, L.P., Petroleum Consultants

*24.1	–	Power of Attorney (included as a part of the signature pages to this report)

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*99.1	–	Report of Ryder Scott Company, L.P., Petroleum Consultants

*101.INS	–	XBRL Instance Document.

*101.SCH	–	XBRL Taxonomy Schema Document.

*101.CAL	–	XBRL Calculation Linkbase Document.

*101.LAB	–	XBRL Label Linkbase Document.

*101.PRE	–	XBRL Presentation Linkbase Document.

*101.DEF	–	XBRL Definition Linkbase Document.

*	Filed herewith.

†	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.

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

APACHE CORPORATION

/s/ John J. Christmann IV
John J. Christmann IV Chief Executive Officer and President

Dated: February 26, 2016

POWER OF ATTORNEY

The officers and directors of Apache Corporation, whose signatures appear below, hereby constitute and appoint John J. Christmann IV, Stephen J. Riney, and Rebecca A. Hoyt, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John J. Christmann IV John J. Christmann IV	Director, Chief Executive Officer, and President (principal executive officer)	February 26, 2016

/s/ Stephen J. Riney Stephen J. Riney	Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2016

/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer, and Controller (principal accounting officer)	February 26, 2016

Name	Title	Date

/s/ ANNELL R. BAY Annell R. Bay	Director	February 26, 2016

/s/ CHANSOO JOUNG Chansoo Joung	Director	February 26, 2016

/s/ GEORGE D. LAWRENCE George D. Lawrence	Director	February 26, 2016

/s/ JOHN E. LOWE John E. Lowe	Director	February 26, 2016

/s/ WILLIAM C. MONTGOMERY William C. Montgomery	Director	February 26, 2016

/s/ AMY H. NELSON Amy H. Nelson	Director	February 26, 2016

/s/ RODMAN D. PATTON Rodman D. Patton	Director	February 26, 2016

/s/ CHARLES J. PITMAN Charles J. Pitman	Director	February 26, 2016

/s/ DANIEL W. RABUN Daniel W. Rabun	Director	February 26, 2016

/s/ PETER A. RAGAUSS Peter A. Ragauss	Director	February 26, 2016

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

/s/ John J. Christmann IV
Chief Executive Officer and President
(principal executive officer)

/s/ Stephen J. Riney
Executive Vice President and Chief Financial Officer
(principal financial officer)

/s/ Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer and Controller
(principal accounting officer)

Houston, Texas

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apache Corporation:

We have audited the accompanying consolidated balance sheets of Apache Corporation and subsidiaries as of December 31, 2015 and 2014, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apache Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Apache Corporation:

We have audited Apache Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Apache Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Apache Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apache Corporation and subsidiaries as of December 31, 2015 and 2014, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2015 of Apache Corporation and subsidiaries, and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 26, 2016

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2015	2014	2013
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues:
Oil revenues	$4,999	$10,040	$11,853
Gas revenues	1,157	1,983	2,266
Natural gas liquids revenues	227	668	652

	6,383	12,691	14,771
Other	(17)	110	(333)

	6,366	12,801	14,438

OPERATING EXPENSES:
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	3,531	4,388	4,534
Additional	25,517	5,001	995
Other assets	324	331	337
Asset retirement obligation accretion	145	154	211
Lease operating expenses	1,854	2,238	2,650
Gathering and transportation	211	273	288
Taxes other than income	282	577	772
Impairments	1,920	1,919	-
General and administrative	377	451	481
Transaction, reorganization, and separation	132	67	33
Financing costs, net	299	211	229

	34,592	15,610	10,530

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(28,226)	(2,809)	3,908
Current income tax provision	309	1,177	1,619
Deferred income tax provision (benefit)	(5,778)	(514)	309

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
INCLUDING NONCONTROLLING INTEREST	(22,757)	(3,472)	1,980
Net income (loss) from discontinued operations, net of tax	(771)	(1,588)	308

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(23,528)	(5,060)	2,288
Preferred stock dividends	-	-	44
Net income (loss) attributable to noncontrolling interest	(409)	343	56

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(23,119)	$(5,403)	$2,188

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income (loss) from continuing operations attributable to common shareholders	$(22,348)	$(3,815)	$1,880
Net income (loss) from discontinued operations	(771)	(1,588)	308

Net income (loss) attributable to common shareholders	$(23,119)	$(5,403)	$2,188

BASIC NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) from continuing operations per share	$(59.16)	$(9.93)	$4.75
Basic net income (loss) from discontinued operations per share	(2.04)	(4.13)	0.78

Basic net income (loss) per share	$(61.20)	$(14.06)	$5.53

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Diluted net income (loss) from continuing operations per share	$(59.16)	$(9.93)	$4.74
Diluted net income (loss) from discontinued operations per share	(2.04)	(4.13)	0.76

Diluted net income (loss) per share	$(61.20)	$(14.06)	$5.50

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	378	384	395
Diluted	378	384	406
DIVIDENDS DECLARED PER COMMON SHARE	$1.00	$1.00	$0.80

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	$(23,528)	$(5,060)	$2,288
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and postretirement benefit plan, net of tax	-	-	9
Commodity cash flow hedge activity, net of tax:
Reclassification of (gain) loss on settled derivative instruments	-	-	11
Change in fair value of derivative instruments	-	(1)	(5)
Derivative hedge ineffectiveness reclassified into earnings	-	-	1

	-	(1)	16

COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(23,528)	(5,061)	2,304
Preferred stock dividends	-	-	44
Comprehensive income (loss) attributable to noncontrolling interest	(409)	343	56

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(23,119)	$(5,404)	$2,204

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$(23,528)	$(5,060)	$2,288
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	771	1,588	(308)
Depreciation, depletion, and amortization	29,372	9,720	5,866
Impairments	1,920	1,919	-
Asset retirement obligation accretion	145	154	211
Provision for (benefit from) deferred income taxes	(5,778)	(514)	309
Other	102	(51)	300
Changes in operating assets and liabilities:
Receivables	663	757	105
Inventories	21	(31)	(65)
Drilling advances	138	107	269
Deferred charges and other	(435)	(211)	(148)
Accounts payable	(489)	(216)	286
Accrued expenses	(156)	(572)	(467)
Deferred credits and noncurrent liabilities	88	(73)	39

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	2,834	7,517	8,685
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	150	944	1,150

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,984	8,461	9,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(4,578)	(9,022)	(8,663)
Additions to gas gathering, transmission, and processing facilities	(233)	(881)	(464)
Leasehold and property acquisitions	(367)	(1,475)	(429)
Proceeds from sale of Kitimat LNG	854	-	-
Proceeds from sale of Yara Pilbara	391	-	-
Proceeds from sale of Deepwater Gulf of Mexico assets	-	1,360	-
Proceeds from sale of Anadarko basin and southern Louisiana assets	-	1,262	-
Proceeds from sale of Gulf of Mexico Shelf properties	-	-	3,702
Proceeds from Kitimat LNG transaction, net	-	-	396
Proceeds from sale of oil and gas properties, other	268	470	307
Other, net	6	(299)	(105)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(3,659)	(8,585)	(5,256)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	4,335	(219)	(1,860)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	676	(8,804)	(7,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facilities and bank notes, net	(1,570)	1,568	(509)
Payments on fixed rate debt	(939)	-	(2,072)
Distributions to noncontrolling interest	(129)	(140)	-
Proceeds from sale of noncontrolling interest	-	-	2,948
Dividends paid	(377)	(365)	(360)
Treasury stock activity, net	-	(1,864)	(997)
Other	53	49	21

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(2,962)	(752)	(969)
NET CASH USED IN DISCONTINUED OPERATIONS	-	(42)	(4)

NET CASH USED IN FINANCING ACTIVITIES	(2,962)	(794)	(973)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	698	(1,137)	1,746

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	769	1,906	160

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,467	$769	$1,906

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$246	$134	$192
Income taxes paid, net of refunds	573	1,357	1,766

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2015	2014
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,467	$769
Receivables, net of allowance	1,253	2,024
Inventories	570	708
Drilling advances	172	388
Assets held for sale	-	1,628
Deferred tax asset	-	769
Prepaid assets and other	290	129

	3,752	6,415

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	89,069	89,852
Unproved properties and properties under development, not being amortized	2,611	7,014
Gathering, transmission, and processing facilities	1,052	5,440
Other	1,093	1,152

	93,825	103,458
Less: Accumulated depreciation, depletion, and amortization	(79,706)	(55,382)

	14,119	48,076

OTHER ASSETS:
Deferred charges and other	971	1,461

	$18,842	$55,952

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$618	$1,210
Other current liabilities	1,223	2,454

	1,841	3,664

LONG-TERM DEBT	8,777	11,245

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,072	9,499
Asset retirement obligation	2,562	3,048
Other	362	359

	3,996	12,906

COMMITMENTS AND CONTINGENCIES (Note 8)

EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 411,218,105 and 409,706,347 shares issued, respectively	257	256
Paid-in capital	12,467	12,438
Retained earnings (accumulated deficit)	(7,153)	16,249
Treasury stock, at cost, 33,183,930 and 33,201,455 shares, respectively	(2,889)	(2,890)
Accumulated other comprehensive loss	(116)	(116)

APACHE SHAREHOLDERS’ EQUITY	2,566	25,937
Noncontrolling interest	1,662	2,200

TOTAL EQUITY	4,228	28,137

	$18,842	$55,952

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

STATEMENT OF CONSOLIDATED CHANGES IN EQUITY

	Series D Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss)	APACHE SHAREHOLDERS’ EQUITY	Non Controlling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2012	$1,227	$245	$9,859	$20,161	$(30)	$(131)	$31,331	$-	$31,331
Net income	-	-	-	2,232	-	-	2,232	56	2,288
Postretirement, net of tax of $9	-	-	-	-	-	9	9	-	9
Commodity hedges, net of tax of $4	-	-	-	-	-	7	7	-	7
Preferred	-	-	-	(44)	-	-	(44)	-	(44)
Common ($0.80 per share)	-	-	-	(317)	-	-	(317)	-	(317)
Common stock activity, net	-	1	(22)	-	-	-	(21)	-	(21)
Treasury stock activity, net	-	-	-	-	(997)	-	(997)	-	(997)
Sale of noncontrolling interest	-	-	1,007	-	-	-	1,007	1,941	2,948
Conversion of Series D preferred stock	(1,227)	9	1,218	-	-	-	-	-	-
Compensation expense	-	-	189	-	-	-	189	-	189

BALANCE AT DECEMBER 31, 2013	$-	$255	$12,251	$22,032	$(1,027)	$(115)	$33,396	$1,997	$35,393
Net income (loss)	-	-	-	(5,403)	-	-	(5,403)	343	(5,060)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(140)	(140)
Commodity hedges, net of tax	-	-	-	-	-	(1)	(1)	-	(1)
Common dividends ($1.00 per share)	-	-	-	(380)	-	-	(380)	-	(380)
Common stock activity, net	-	1	(11)	-	-	-	(10)	-	(10)
Treasury stock activity, net	-	-	(1)	-	(1,863)	-	(1,864)	-	(1,864)
Compensation expense	-	-	202	-	-	-	202	-	202
Other	-	-	(3)	-	-	-	(3)	-	(3)

BALANCE AT DECEMBER 31, 2014	$-	$256	$12,438	$16,249	$(2,890)	$(116)	$25,937	$2,200	$28,137
Net income (loss)	-	-	-	(23,119)	-	-	(23,119)	(409)	(23,528)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(129)	(129)
Common dividends ($1.00 per share)	-	-	(95)	(283)	-	-	(378)	-	(378)
Common stock activity, net	-	1	(15)	-	-	-	(14)	-	(14)
Treasury stock activity, net	-	-	(1)	-	1	-	-	-	-
Compensation expense	-	-	140	-	-	-	140	-	140

BALANCE AT DECEMBER 31, 2015	$-	$257	$12,467	$(7,153)	$(2,889)	$(116)	$2,566	$1,662	$4,228

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. The Company has exploration and production interests in four countries: the United States (U.S.), Canada, Egypt, and the United Kingdom (U.K.) North Sea (North Sea). Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies used by Apache and its subsidiaries reflect industry practices and conform to accounting principles generally accepted in the U.S. (GAAP). The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation. During the second quarter of 2015, Apache completed the sale of its Australian LNG business and oil and gas assets. In March 2014, Apache completed the sale of all of its operations in Argentina. Results of operations and cash flows for the divested Australia assets and Argentina operations are reflected as discontinued operations in the Company’s financial statements for all periods presented. Significant policies are discussed below.

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

Use of Estimates

Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Apache evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the fair value determination of acquired assets and liabilities and assets held for sale at year-end (see Note 2—Acquisitions and Divestitures), the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom (see Note 14—Supplemental Oil and Gas Disclosures), the assessment of asset retirement obligations (see Note 5—Asset Retirement Obligation), the estimates of fair value for long-lived assets and goodwill impairment (see “Fair Value Measurements” and “Goodwill” sections in this Note 1 below), and the estimate of income taxes (see Note 7—Income Taxes).

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Recurring fair value measurements are presented in further detail in Note 6—Debt and Note 9—Retirement and Deferred Compensation Plans.

Apache also uses fair value measurements on a nonrecurring basis as indicated by certain qualitative assessments of its assets. For the year ended December 31, 2015, the Company recorded asset impairments totaling $1.9 billion in connection with fair value assessments in the current low commodity price environment. Impairments totaling $1.7 billion were recorded for certain gathering, transmission, and processing (GTP) facilities, which were written down to their fair values. These GTP impairments are discussed in further detail below in “Gathering, Transmission, and Processing Facilities.” Also in 2015, the Company recorded $148 million for the impairment of an equity method investment sold in the fourth quarter and $55 million for inventory write-downs. For a discussion of the equity method investment impairment, see Note 2—Acquisitions and Divestitures.

For the year ended December 31, 2014, the Company recorded asset impairments totaling $1.9 billion in connection with fair value assessments, including $1.3 billion for the impairment of goodwill, $604 million for the impairment of assets held for sale, and other asset impairments. The Company also recorded $439 million in impairments related to the sale of Australia’s assets, which are classified as discontinued operations in 2014. For discussion of these impairments, see “Property and Equipment” and “Goodwill” below and Note 2—Acquisitions and Divestitures.

Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2015 and 2014, Apache had $1.5 billion and $0.8 billion, respectively, of cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the historical carrying amount net of write-offs and an allowance for doubtful accounts. The carrying amount of Apache’s accounts receivable approximates fair value because of the short-term nature of the instruments. The Company routinely assesses the collectability of all material trade and other receivables. Many of Apache’s receivables are from joint interest owners on properties Apache operates. The Company may have the ability to withhold future revenue disbursements to recover any non-payment of

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

these joint interest billings. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2015, 2014, and 2013, the Company had an allowance for doubtful accounts of $103 million, $98 million, and $78 million, respectively. During 2015, Apache’s allowance for doubtful accounts increased $5 million, reflecting additional provisions for the year of $40 million, partially offset by $35 million for uncollectible accounts written off net of recoveries.

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

Oil and Gas Property

The Company follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, including salaries, benefits, and other internal costs directly identified with these activities, and oil and gas property acquisitions are capitalized. All costs related to production, general corporate overhead, and similar activities are expensed as incurred. Apache capitalized $297 million, $373 million, and $401 million of internal costs in 2015, 2014, and 2013, respectively.

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

The cost of unproved properties and properties under development are excluded from the amortization calculation until it is determined whether or not proved reserves can be assigned to such properties or until development projects are placed in service. Geological and geophysical costs not associated with specific prospects are recorded to proved property immediately. Unproved properties and properties under development are reviewed for impairment at least quarterly and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. In countries where a reserve base has not yet been established, impairments are charged to earnings.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. The following table presents non-cash write-downs of the carrying value of the Company’s proved oil and gas properties by country for 2015, 2014, and 2013:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013

	Before tax	After tax	Before tax	After tax	Before tax	After tax

	(In millions)

U.S.	$19,537	$12,602	$4,412	$2,844	$552	$356
Canada	3,667	2,721	-	-	-	-
North Sea	2,032	1,016	589	224	368	139
Egypt	281	281	-	-	-	-
Other international	-	-	-	-	75	46

Total write-downs	$25,517	$16,620	$5,001	$3,068	$995	$541

In 2013, the Company recorded a non-cash write-down of $118 million, net of tax, in Argentina, which is reflected as discontinued operations in the Company’s consolidated financial statements. Cash flow hedges did not materially affect the 2015, 2014, and 2013 calculations.

Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized in income. During 2015, Apache recorded a $1.3 billion and $922 million loss related to the sale of its Australia oil and gas assets and Wheatstone LNG project, respectively. During 2014, Apache recorded a $539 million loss related to the divestiture of operations in Argentina. No gain or loss was recorded on the Company’s divestitures in 2013. See Note 2—Acquisitions and Divestitures for more detail.

Gathering, Transmission, and Processing Facilities

GTP facilities totaled $1.1 billion and $5.4 billion at December 31, 2015 and 2014, respectively, with accumulated depreciation for these assets totaling $160 million and $1.7 billion for the respective periods. GTP facilities are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimation of useful life takes into consideration anticipated production lives from the fields serviced by the GTP assets, whether Apache-operated or third party, as well as potential development plans by Apache for undeveloped acreage within or in close proximity to those fields.

The Company assesses the carrying amount of its GTP facilities whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of these facilities is more than the sum of the undiscounted cash flows, an impairment loss is recognized for the excess of the carrying value over its fair value. During 2015, the Company recorded impairments of $1.7 billion on certain GTP assets, which were written down to their fair values of $306 million in aggregate. The fair values of the impaired assets were determined using an income approach, which considered internal estimates of future throughput volumes, processing rates, and costs. These assumptions were applied to develop future cash flow projections that were then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. Apache has classified these non-recurring fair value measurements as Level 3 in the fair value hierarchy. During 2014, the Company recorded an impairment of $1.0 billion of its GTP assets

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

related to the sale of Apache’s Wheatstone and Kitimat LNG projects, and the remaining carrying value of those assets was reclassified to “Assets held for sale” on the Company’s consolidated balance sheet as of December 31, 2014. No impairments of GTP facilities were recognized during 2013.

The costs of GTP facilities retired or otherwise disposed of and associated accumulated depreciation are removed from Apache’s consolidated financial statements, and the resulting gain or loss is reflected in “Other” under “Revenues and Other” in the Company’s statement of consolidated operations. During 2015, Apache recorded a gain on the sale of GTP facilities totaling $59 million associated with the Company’s divestitures of certain Permian Basin assets. During 2014, the Company recorded a loss totaling $180 million associated with divestitures of certain Anadarko basin and southern Louisiana assets. No gain or loss on the sales of GTP facilities was recognized during 2013.

Other Property and Equipment

Other property and equipment includes computer software and equipment, buildings, vehicles, furniture and fixtures, land, and other equipment. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Accumulated depreciation for these assets totaled $693 million and $673 million at December 31, 2015 and 2014, respectively.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, goodwill totaled $1.4 billion, with approximately $1.0 billion, $163 million, $103 million, and $87 million recorded in the U.S., North Sea, Canada, and Egypt, respectively. Given the significant reduction in oil and gas commodity prices in December 2014, the Company tested goodwill for impairment as of December 31, 2014. Reductions in estimated net present value of expected future cash flows from oil and gas properties resulted in implied fair values below the carrying values of Apache’s U.S., North Sea, and Canada reporting units. No impairment was indicated for the Company’s Egypt reporting unit. As a result of these assessments, during the fourth quarter of 2014 the Company recognized non-cash impairments of the entire amount of recorded goodwill in the U.S., North Sea, and Canada reporting units of $1.0 billion, $163 million, and $103 million, respectively. These goodwill impairments have been recorded in “Impairments” in the Company’s statement of consolidated operations. As of December 31, 2015 and 2014, total goodwill of $87 million remained recorded for the Egypt reporting unit.

Accounts Payable

Included in accounts payable at December 31, 2015 and 2014, are liabilities of approximately $129 million and $229 million, respectively, representing the amount by which checks issued but not presented to the Company’s banks for collection exceeded balances in applicable bank accounts.

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

Apache markets its own North American natural gas production. Since the Company’s production fluctuates because of operational issues, it is occasionally necessary to purchase third-party gas to fulfill sales obligations and commitments. Both the costs and sales proceeds of this third-party gas are reported on a net basis in oil and gas production revenues. The costs of third-party gas netted against the related sales proceeds totaled $37 million, $46 million, and $34 million, for 2015, 2014, and 2013, respectively.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments and Hedging Activities

Apache periodically enters into derivative contracts to manage its exposure to commodity price risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps, or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production. As of December 31, 2015, Apache had no open derivative positions.

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

Income Taxes

Apache records deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in the financial statements and tax returns. The Company routinely assesses the ability to realize its deferred tax assets. If the Company concludes that it is more likely than not that some or all of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices) and changing tax laws.

Apache does not record U.S. deferred income taxes on foreign subsidiaries that are deemed to be permanently reinvested. When such earnings are no longer deemed permanently reinvested, Apache will recognize the appropriate U.S. current or deferred income tax liabilities. For more information, please refer to Note 7—Income Taxes.

Foreign Currency Transaction Gains and Losses

The U.S. dollar is the functional currency for each of Apache’s international operations. The functional currency is determined country-by-country based on relevant facts and circumstances of the cash flows,

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Foreign currency transaction gains and losses related to current taxes payable and deferred tax assets and liabilities are recorded as components of the provision for income taxes. For further discussion, please refer to Note 7—Income Taxes. All other foreign currency transaction gains and losses are reflected in “Other” under “Revenues and Other” in the statement of consolidated operations. The Company’s other foreign currency gains and losses netted to a loss in 2015 of $11 million, a gain in 2014 of $8 million, and a loss in 2013 of $30 million.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718, “Compensation – Stock Compensation.” The Company grants various types of stock-based awards including stock options, nonvested restricted stock units, and performance-based awards. Additionally, the Company also grants cash-based stock appreciation rights. These plans and related accounting policies are defined and described more fully in Note 10—Capital Stock. Stock compensation awards granted are valued on the date of grant and are expensed, net of estimated forfeitures, over the required service period.

ASC Topic 718 also requires that benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows. The Company classified $1 million, $35,000, and $1 million as financing cash inflows in 2015, 2014, and 2013, respectively.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

2.   ACQUISITIONS AND DIVESTITURES

2015 Activity

Yara Pilbara Holdings Pty Limited Sale

In October 2015, Apache sold its 49 percent interest in Yara Pilbara Holdings Pty Limited (YPHPL) for total cash proceeds of $391 million. The investment in YPHPL was accounted for under the equity method of accounting, with the balance recorded as a component of “Deferred charges and other” in Apache’s consolidated balance sheet and the results of operations recorded as a component of “Other” under “Revenue and other” in the Company’s statement of consolidated operations. As of September 30, 2015, Apache recognized an impairment of $148 million on the YPHPL equity investment based on negotiated sales proceeds. No additional gain or loss was recorded upon completion of the sale.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Canada Divestiture

In April 2015, Apache completed the sale of its 50 percent interest in the Kitimat LNG project and related upstream acreage in the Horn River and Liard natural gas basins to Woodside Petroleum Limited (Woodside). Proceeds at closing were $854 million, of which approximately $344 million was associated with LNG assets and $510 million was associated with upstream assets. For additional details related to post-closing adjustments, please see Note 8—Commitments and Contingencies.

The Kitimat LNG assets were impaired $604 million in the fourth quarter of 2014 and classified as held for sale on the consolidated balance sheet as of December 31, 2014. No material gain or loss was recognized for the LNG assets upon completion of the sale. No gain or loss was recognized on the sale of the upstream assets. In accordance with full cost accounting rules, sales of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves.

Australia Divestitures

Woodside Sale In April 2015, Apache completed the sale of the Wheatstone LNG project and associated upstream oil and gas assets to Woodside. Proceeds at closing were $2.8 billion, of which approximately $1.4 billion was associated with LNG assets and $1.4 billion was associated with the upstream assets. For additional details related to post-closing adjustments, please see Note 8—Commitments and Contingencies.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon closing of the sale of substantially all Australian operations, the associated results of operations for the divested Australian assets and the losses on disposal were classified as discontinued operations in the Company’s financial statements for all periods presented. The carrying amounts of the major classes of consolidated assets and liabilities associated with the Australia dispositions were as follows:

December 31,

2014

(In millions)
ASSETS
Current assets	$1,992
Oil and gas assets, net	5,639
GTP and other assets, net	877

Total assets	$8,508

LIABILITIES
Current liabilities	$606
Asset retirement obligations	517
Non-current deferred tax liability	922
Other long-term liabilities	33

Total liabilities	$2,078

Sales and other operating revenues and loss from discontinued operations related to the Australia dispositions were as follows:

	For the Year Ended December 31,
	2015	2014	2013

	(In millions)
Revenues and other from discontinued operations	$288	$1,050	$1,121

Loss on Woodside sale	$(922)	$-	$-
Loss on Consortium sale	(1,329)	-	-
Income (loss) from divested Australian operations	24	(97)	496
Income tax benefit (expense)	1,456	(974)	4

Income (loss) from Australian discontinued operations, net of tax	$(771)	$(1,071)	$500

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Sales and other operating revenues and loss from discontinued operations related to the Argentina disposition were as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Revenues and other from discontinued operations	$-	$87	$494

Loss from Argentina divestiture	-	(539)	-
Income (loss) from operations in Argentina	-	(1)	(192)
Income tax benefit	-	23	-

Income (loss) from discontinued operations, net of tax	$-	$(517)	$(192)

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Leasehold and Property Acquisitions

Apache completed $367 million, $1.5 billion, and $429 million of leasehold and property acquisitions during 2015, 2014, and 2013, respectively, substantially increasing its drilling opportunities in key focus areas in North America including the Eagle Ford and Canyon Lime plays.

Transaction, Reorganization, and Separation

Apache recorded $132 million, $67 million, and $33 million of expenses during 2015, 2014, and 2013, respectively, primarily related to various transactions, company reorganization, and employee separation.

3.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Objectives and Strategies

The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production. Apache manages the variability in its cash flows by occasionally entering into derivative transactions on a portion of its crude oil and natural gas production. When appropriate, the Company utilizes various types of derivative financial instruments, including swaps and options, to manage fluctuations in cash flows resulting from changes in commodity prices. As of December 31, 2015, Apache had no open commodity derivative positions.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Activity Recorded in the Statement of Consolidated Operations

The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	Gain (Loss) on Derivatives Recognized in Income		For the Year Ended December 31,
			2015		2014		2013
			(In millions)
Loss on cash flow hedges reclassified from accumulated other comprehensive loss	Oil and Gas Production Revenues	$	-	$	-	$	(16)
Loss for ineffectiveness on cash flow hedges	Revenues and Other: Other	$	-	$	-	$	(1)
Derivatives not designated as cash flow hedges:
Realized loss		$	-	$	(16)	$	(178)
Unrealized gain (loss)			-		300		(221)

Gain (loss) on derivatives not designated as cash flow hedges	Revenues and Other: Other	$	-	$	284	$	(399)

Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations is reflected in the statement of consolidated cash flows as a component of “Other” in “Adjustments to reconcile net income (loss) to net cash provided by operating activities.”

4.    OTHER CURRENT LIABILITIES

The following table provides detail of the Company’s other current liabilities at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In millions)
Accrued operating expenses	$139	$163
Accrued exploration and development	637	1,606
Accrued compensation and benefits	166	204
Accrued interest	144	160
Accrued income taxes	47	54
Current asset retirement obligation	36	37
Current debt	1	-
Other	53	230

Total Other current liabilities	$1,223	$2,454

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    ASSET RETIREMENT OBLIGATION

The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the years ended December 31, 2015 and 2014:

	2015	2014
	(In millions)
Asset retirement obligation at beginning of year	$3,085	$3,222
Liabilities incurred	68	171
Liabilities divested	(623)	(471)
Liabilities settled	(90)	(146)
Accretion expense	158	181
Revisions in estimated liabilities	-	128

Asset retirement obligation at end of year	2,598	3,085
Less current portion	(36)	(37)

Asset retirement obligation, long-term	$2,562	$3,048

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

Accretion expense for 2015 and 2014 includes discontinued operations of $13 million and $27 million, respectively, which are included in “Net income (loss) from discontinued operations, net of tax” on the statement of consolidated operations.

During 2015 and 2014, the Company recorded $68 million and $171 million, respectively, in abandonment liabilities resulting from Apache’s active exploration and development capital program. Liabilities settled primarily relate to individual properties, platforms, and facilities plugged and abandoned during the period.

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

In September 2015, the Company fully redeemed its $500 million 5.625% notes due in 2017 and its $400 million 1.75% notes due in 2017. The notes were redeemed pursuant to the provisions of each respective note’s indenture. Apache paid the holders an aggregate of $939 million in cash reflecting principal and the premium to par, and an additional $8 million in accrued and unpaid interest.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the carrying value of the Company’s debt at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In millions)
U.S.:
Commercial paper	-	1,570
5.625% notes due 2017(1)	-	500
1.75% notes due 2017(1)	-	400
6.9% notes due 2018(1)	400	400
7.0% notes due 2018	150	150
7.625% notes due 2019	150	150
3.625% notes due 2021(1)	500	500
3.25% notes due 2022(1)	919	919
2.625% notes due 2023(1)	531	531
7.7% notes due 2026	100	100
7.95% notes due 2026	180	180
6.0% notes due 2037(1)	1,000	1,000
5.1% notes due 2040(1)	1,500	1,500
5.25% notes due 2042(1)	500	500
4.75% notes due 2043(1)	1,500	1,500
4.25% notes due 2044(1)	800	800
7.375% debentures due 2047	150	150
7.625% debentures due 2096	150	150

	8,530	11,000

Subsidiary and other obligations:
Notes due in 2016 and 2017	1	1
Apache Finance Canada 7.75% notes due 2029	300	300

	301	301

Debt before unamortized discount	8,831	11,301
Unamortized discount	(53)	(56)

Total debt	$8,778	$11,245

Current maturities	$(1)	$-

Long-term debt	$8,777	$11,245

(1)	These notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The remaining notes and debentures are not redeemable.

Debt maturities as of December 31, 2015, excluding discounts, are as follows:

(In millions)
2016 and 2017	$1
2018	550
2019	150
Thereafter	8,130

Total Debt, excluding discounts	$8,831

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Commercial paper	-	-	1,570	1,570
Notes and debentures	8,778	8,330	9,675	9,944

Total Debt	$8,778	$8,330	$11,245	$11,514

Money Market and Overdraft Lines of Credit

The Company has certain uncommitted money market and overdraft lines of credit that are used from time to time for working capital purposes. As of December 31, 2015 and 2014, there was no outstanding balance on Apache’s lines of credit.

Unsecured Committed Bank Credit Facilities

In June 2015, the Company entered into a five-year revolving credit facility which matures in June 2020, subject to Apache’s two, one-year extension options. The facility provides for aggregate commitments of $3.5 billion (including a $750 million letter of credit subfacility), with rights to increase commitments up to an aggregate $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its commercial paper program. In connection with entry into the $3.5 billion facility, Apache terminated $5.3 billion in commitments under existing credit facilities. As of December 31, 2015, aggregate available borrowing capacity under this credit facility was $3.5 billion.

At the Company’s option, the interest rate per annum for borrowings under the facility is either a base rate, as defined, plus a margin or the London Inter-bank Offered Rate (LIBOR), plus a margin. At December 31, 2015, the margin over LIBOR was 1.0 percent. The Company also pays quarterly a facility fee at per annum rate on total commitments, which at December 31, 2015 was 0.125 percent of the total $3.5 billion in commitments. The margins and the facility fee vary based upon the Company’s senior long-term debt rating.

The financial covenants of the credit facility require the Company to maintain an adjusted debt-to-capital ratio of not greater than 60 percent at the end of any fiscal quarter. For purposes of this calculation, capital excludes the effects of non-cash write-downs, impairments, and related charges occurring after June 30, 2015.

Negative covenants restrict the ability of the Company and its subsidiaries to create liens securing debt on its hydrocarbon-related assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens, liens on subsidiary assets located outside of the United States and Canada, and liens arising as a matter of law, such as tax and mechanics’ liens. The Company also may incur liens on assets if debt secured thereby does not exceed 5 percent of the Company’s consolidated assets, or approximately $940 million as of December 31, 2015. Negative covenants also restrict Apache’s ability to merge with another entity unless it is the surviving entity, dispose of substantially all of its assets, and guarantee debt of non-consolidated entities in excess of the stated threshold.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There are no clauses in the facility that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The credit facility agreement does not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreement allows the lenders to accelerate payment maturity and terminate lending commitments for nonpayment and other breaches, and if the Company or any of its U.S. or Canadian subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending commitments if the Company undergoes a specified change in control or any borrower has specified pension plan liabilities in excess of the stated threshold.

The Company was in compliance with the terms of the credit facility as of December 31, 2015.

In February 2016, Apache entered into a three-year letter of credit facility providing £900 million in commitments, with options to increase commitments to £1.075 billion and extend the term by one year. The facility is available for letters of credit and loans to cash collateralize letter of credit obligations to the extent letters of credit are unavailable under the facility. The facility’s representations and warranties, covenants, and events of default are substantially similar to those in Apache’s $3.5 billion revolving credit facility. Commissions are payable on outstanding letters of credit and borrowings bear interest (at a base rate or LIBOR), plus a margin. Letter of credit commissions, the interest margin, and the facility fee vary depending on Apache’s senior unsecured long-term debt rating. The Company has not requested any letters of credit or borrowings under this facility as of the date of this filing. This facility is available for the Company’s letter of credit needs, particularly those which may arise in respect of abandonment obligations assumed in various North Sea acquisitions.

Commercial Paper Program

The Company has available a $3.5 billion commercial paper program which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under the Company’s 2015 committed credit facility. At December 31, 2015, the Company had no commercial paper outstanding. As of December 31, 2014, the Company had $1.6 billion in commercial paper outstanding.

Subsidiary Notes – Apache Finance Canada

Apache Finance Canada has approximately $300 million of publicly traded notes due in 2029 that are fully and unconditionally guaranteed by Apache. For further discussion of subsidiary debt, please see Note 16—Supplemental Guarantor Information.

Financing Costs, Net

The following table presents the components of Apache’s financing costs, net:

	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Interest expense	$486	$499	$560
Amortization of deferred loan costs	11	6	8
Capitalized interest	(227)	(287)	(315)
Loss (gain) on extinguishment of debt	39	-	(16)
Interest income	(10)	(7)	(8)

Financing costs, net	$299	$211	$229

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2015, the Company has $53 million of debt discounts, which will be charged to interest expense over the life of the related debt issuances. Discount amortization of $3 million was recorded as interest expense in each of 2015, 2014, and 2013.

As of December 31, 2015 and 2014, the Company had approximately $64 million and $69 million, respectively, of unamortized deferred loan costs associated with its various debt obligations. These costs are included in deferred charges and other in the accompanying consolidated balance sheet and are being charged to financing costs and expensed over the life of the related debt issuances.

7. INCOME TAXES

Income (loss) from continuing operations before income taxes is composed of the following:

	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
U.S.	$(20,415)	$(3,888)	$1,191
Foreign	(7,811)	1,079	2,717

Total	$(28,226)	$(2,809)	$3,908

The total provision for income taxes from continuing operations consists of the following:

	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Current taxes:
Federal	$363	$(10)	$(29)
State	41	1	-
Foreign	(95)	1,186	1,648

	309	1,177	1,619

Deferred taxes:
Federal	(4,157)	(130)	509
State	(90)	(43)	44
Foreign	(1,531)	(341)	(244)

	(5,778)	(514)	309

Total	$(5,469)	$663	$1,928

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total provision for income taxes differs from the amounts computed by applying the U.S. statutory income tax rate to income (loss) before income taxes. A reconciliation of the tax on the Company’s income from continuing operations before income taxes and total tax expense is shown below:

	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Income tax expense (benefit) at U.S. statutory rate	$(9,879)	$(983)	$1,368
State income tax, less federal benefit	(32)	(27)	29
Taxes related to foreign operations	(696)	(154)	236
Tax credits	(6)	-	6
Tax on distributed foreign earnings	726	311	225
Foreign tax credit carryforwards	(2,090)	-	-
Deferred tax on undistributed foreign earnings	1,903	560	-
Goodwill impairment	-	483	-
Change in U.K. tax rate	(619)	-	-
Net change in tax contingencies	20	(3)	(10)
Valuation allowances	5,253	478	132
All other, net	(49)	(2)	(58)

	$(5,469)	$663	$1,928

The net deferred income tax liability reflects the net tax impact of timing differences between the assets and liability amounts carried on the books under the U.S. GAAP method of accounting and amounts utilized for income tax purposes. The net deferred income tax liability consists of the following:

	December 31,
	2015	2014
	(In millions)
Deferred tax assets:
Deferred income	$20	$-
U.S. and state net operating loss carryforwards	329	1,333
Foreign net operating loss carryforwards	1,507	366
Tax credits and other tax incentives	82	42
Foreign tax credit carryforwards	2,090	-
Accrued expenses and liabilities	136	68
Asset retirement obligation	1,037	1,202
Property and equipment	3,880	373

Total deferred tax assets	9,081	3,384
Valuation allowance	(6,530)	(1,069)

Net deferred tax assets	2,551	2,315

Deferred tax liabilities:
Other	1	19
Deferred income	140	24
Investment in foreign subsidiaries	1,903	1,654
Property and equipment	1,574	9,359

Total deferred tax liabilities	3,618	11,056

Net deferred income tax liability	$1,067	$8,741

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes,” which requires all companies to classify deferred tax assets, liabilities, and related valuation allowances as noncurrent on the balance sheet effective for annual periods beginning after December 15, 2016, with early adoption allowed. Apache has elected to adopt the accounting standard for the year ended December 31, 2015 and as a result, all deferred tax assets, liabilities, and related valuation allowances are classified as noncurrent on Apache Corporation’s December 31, 2015 consolidated balance sheet. Prior consolidated balance sheets were not retrospectively adjusted.

Net deferred tax assets and liabilities are included in the consolidated balance sheet as follows:

	December 31,
	2015	2014
	(In millions)
Assets:
Deferred tax asset	$-	$(769)
Deferred charges and other	(5)	(17)

Liabilities
Other current liabilities	-	28
Deferred income taxes	1,072	9,499

Net deferred income tax liability	$1,067	$8,741

In 2015, Apache repatriated the sales proceeds from the divestment of its interest in LNG projects and Australian upstream assets. Upon the repatriation of these proceeds, Apache recognized a U.S. current income tax liability of $560 million. Pursuant to its plan of divestiture of these assets, Apache recorded a deferred income tax liability of $560 million on undistributed foreign earnings in 2014.

In 2014, Apache evaluated its permanent reinvestment position and determined that undistributed earnings from certain foreign subsidiaries located in Apache’s Australia, Egypt, and North Sea regions will no longer be permanently reinvested. As a result of this change in position, the Company recorded $560 million of U.S. deferred income tax expense on undistributed earnings that were previously considered permanently reinvested as a component of continuing operations. In addition, the Company recorded $311 million and $225 million of U.S. deferred income tax expense on foreign earnings that were distributed to the U.S. in 2014 and 2013, respectively. The Company’s Canadian subsidiaries do not currently have undistributed earnings.

In 2015, the U.K. government enacted Finance Bill 2015 that provides tax relief to E&P companies operating in the North Sea through a reduction of Supplementary Charge from 32 percent to 20 percent, effective January 1, 2015. As a result of the enacted legislation, in 2015, Apache recorded a deferred tax benefit of $619 million related to the remeasurement of the Company’s December 31, 2014 U.K. deferred income tax liability.

In 2015, the Company recorded a valuation allowance against the U.S. region’s net deferred tax asset. The deferred tax position in the U.S. changed from a net deferred tax liability as of December 31, 2014 to a net deferred tax asset as of December 31, 2015 as a result of $19.5 billion in non-cash ceiling test write-downs and the recognition of $2.1 billion of deferred tax assets related to foreign tax credit carryforwards. The Company has assessed the potential realization of its U.S. net deferred tax asset and has concluded that it is more likely than not that the U.S. net deferred tax asset will not be realized based on current economic conditions and expectations for the future.

In addition, the Company has recorded an increase in valuation allowance against certain foreign deferred tax assets, primarily driven by non-cash ceiling test write-downs. The Company has assessed the future potential

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

realization of these deferred tax assets and has concluded that it is more likely than not that these foreign deferred tax assets will not be realized based on current economic conditions and expectations for the future.

In 2015, 2014, and 2013, the Company increased its total valuation allowance by $5.5 billion, $418 million, and $232 million, respectively, as detailed in the table below:

	2015	2014	2013
	(In millions)
Balance at beginning of year	$1,069	$651	$419
State(1)	235	57	32
U.S.	2,978	-	-
Foreign(2)	2,248	478	132
Discontinued operations(3)	-	(117)	68

Balance at end of year	$6,530	$1,069	$651

(1)	Reported as a component of state income taxes in the rate reconciliation.

(2)

In 2015, Apache’s subsidiaries completed the sale of its interest in the Kitimat LNG project. As such, the deferred tax assets, liabilities, and valuation allowance related to the project were removed for 2015.

(3)

In 2014, Apache’s subsidiaries completed the sale of all of the Company’s operations in Argentina. As such, the deferred tax assets, liabilities, and valuation allowance related to Argentina were removed for 2014.

On December 31, 2015, the Company had net operating losses as follows:

	Amount	Expiration
	(In millions)
Net operating losses:
U.S.	$198	2018 - 2035
State	3,496	Various
Canada	60	2028 - 2035

The Company has a U.S. net operating loss carryforward of $198 million subject to annual limitation under Section 382 of the Internal Revenue Code. The Company also has $848 million of capital loss carryforwards in Canada, which have an indefinite carryover period. The Company has recorded a valuation allowance against the net operating losses listed above and the capital loss until there is sufficient evidence to support the reversal of all or some portion of this allowance.

On December 31, 2015, the Company had foreign tax credits as follows:

	Amount	Expiration
	(In millions)
Foreign Tax Credits	$2,090	2025 - 2026

The Company has a $2.1 billion U.S. foreign tax credit carryforward. The Company has recorded a valuation allowance against the U.S. foreign tax credits listed above until there is sufficient evidence to support the reversal of all or some portion of this allowance.

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

statements. Tax positions generally refer to a position taken in a previously filed income tax return or expected to be included in a tax return to be filed in the future that is reflected in the measurement of current and deferred income tax assets and liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
	(In millions)
Balance at beginning of year	$-	$3	$3
Additions based on tax positions related to the current year	19	-	-
Reductions for tax positions of prior years	-	(3)	-

Balance at end of year	$19	$-	$3

The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Each quarter the Company assesses the amounts provided for and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties. During the years ended December 31, 2015, 2014, and 2013 the Company recorded tax expense of $1 million, tax benefit of $1 million, and tax expense of $1 million, respectively, for interest and penalties. At December 31, 2015, 2014, and 2013 the Company had an accrued liability for interest and penalties of $1 million, $0, and $1 million, respectively.

In 2015, the Company recorded a $19 million reserve for uncertain tax positions related to the current year. In 2014, the Internal Revenue Service concluded its audit of the 2011 and 2012 tax years, and the Company reduced its unrecognized tax benefit by $3 million as a result of the conclusion of this audit. In 2013, the Company reached agreement with the IRS regarding an audit of the 2009 and 2010 tax years. There was no change in the Company’s unrecognized tax benefits as a result of this agreement. The resolution of unagreed tax issues in the Company’s open tax years cannot be predicted with absolute certainty, and differences between what has been recorded and the eventual outcomes may occur. The Company believes that it has adequately provided for income taxes and any related interest and penalties for all open tax years.

Apache and its subsidiaries are subject to U.S. federal income tax as well as income tax in various states and foreign jurisdictions. The Company’s uncertain tax positions are related to tax years that may be subject to examination by the relevant taxing authority. Apache’s earliest open tax years in its key jurisdictions are as follows:

Jurisdiction

U.S.	2011
Canada	2011
Egypt	1998
U.K.	2013

8.    COMMITMENTS AND CONTINGENCIES

Legal Matters

Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. The Company has an accrued liability of approximately $29 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

Louisiana Restoration

Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including Apache, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to their original condition, regardless of the value of the underlying property. From time-to-time restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material, except as noted. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While an adverse judgment against Apache is possible, Apache intends to actively defend these lawsuits and claims.

On July 24, 2013, a lawsuit captioned Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East v. Tennessee Gas Pipeline Company et al., Case No. 2013-6911 was filed in the Civil District Court for the Parish of Orleans, State of Louisiana, in which plaintiff on behalf of itself and as the board governing the levee districts of Orleans, Lake Borgne Basin, and East Jefferson alleges that Louisiana coastal lands have been damaged as a result of oil and gas industry activity, including a network of canals for access and pipelines. Plaintiff seeks unspecified damages and injunctive relief in the form of abatement and restoration based on claims of negligence, strict liability, natural servitude of drain, public nuisance, private nuisance, and breach of contract – third party beneficiary. Apache has been indiscriminately named as one of many defendants in the lawsuit. In 2014 the Louisiana state government passed a law (SB 469) clarifying that only entities authorized under the Coastal Zone Management Act may bring litigation to assert claims arising out of the permitted activities. Plaintiff is not one of those authorized entities. On February 13, 2015, the federal court entered judgment in favor of defendants dismissing all of plaintiff’s claims with prejudice on various grounds, and plaintiff has appealed. The overall exposure related to this lawsuit is not currently determinable. While an adverse judgment against Apache might be possible, Apache intends to continue to vigorously oppose the claims, including by defending against plaintiff’s appeal of the federal court’s judgment.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 8, 2013, Plaquemines Parish filed three lawsuits against Apache and various other oil and gas producers in the Parish’s 25th Judicial District Court, captioned Parish of Plaquemines v. Rozel Operating Company et al., Docket No. 60-996; Parish of Plaquemines v. Apache Oil Corporation et al., Docket No. 61-000; and Parish of Plaquemines v. HHE Energy Company et al., Docket No. 60-983. On or about February 4, 2016, Cameron Parish filed six new lawsuits against Apache and various other oil and gas producers in the Parish’s 38th Judicial District Court, captioned Parish of Cameron v. BEPCO, L.P., et al., Docket No. 10-19572; Parish of Cameron v. BP America Production Company et al., Docket No. 10-19576; Parish of Cameron v. Apache Corporation (of Delaware) et al., Docket No. 10-19579; Parish of Cameron v. Atlantic Richfield Company et al., Docket No. 10-19577; Parish of Cameron v. Alpine Exploration Companies, Inc., et al., Docket No. 19580; and Parish of Cameron v. Auster Oil and Gas, Inc., et al, Docket No. 10-19582. Many similar lawsuits have been filed against other oil and gas producers in Parishes across south Louisiana. In these cases, the Parishes, as plaintiffs, allege that certain of defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable state law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. On November 21, 2015, the Plaquemines Parish Council voted to drop all of that Parish’s lawsuits, and as a result Apache anticipates that the Parish’s claims will be dismissed. The Cameron Parish lawsuits are pending. While an adverse judgment against Apache might be possible, Apache intends to vigorously oppose these claims.

In a case captioned State of Louisiana and the Cameron Parish School Board v. Apache Corporation et al., Docket No. 10-18672, in the 38th Judicial District Court, Parish of Cameron, State of Louisiana, plaintiffs alleged that defendants’ oil and gas exploration and production activities contaminated plaintiffs’ property. Plaintiffs sought damages in the range of $7 million to $96 million, plus exemplary damages, costs, and fees. Apache, a defendant in the case, acquired its interest in the oil and gas operations on plaintiffs’ property from the former operator, defendant Davis Oil Company, and subsequently sold the interest to defendant Wagner Oil Company (Wagner). Apache has settled with plaintiffs on confidential terms, including for an exchange of consideration that is not material to Apache. Apache claims indemnity from, and has reserved all of its rights against, Wagner.

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

Apollo Exploration Lawsuit

In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, in a Second Amended Petition on February 27, 2015, plaintiffs allege damages in excess of $1.1 billion relating to certain purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. Apache believes that plaintiffs’ claims lack merit, and further that plaintiffs’ alleged damages are grossly inflated. Apache will vigorously oppose the claims.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Escheat Audits

In September 2010, the State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property) (Delaware), notified Apache Corporation that Delaware’s consultant, Kelmar Associates (Kelmar), will examine Apache’s books and records and those of its subsidiaries and related entities to determine compliance with Delaware Escheat Laws. After more than five years of review, on January 13, 2016, Delaware confirmed that the Company has no liability for the disbursements property category for transaction years 2004 through 2009, which is a change in the Company’s favor from Delaware’s September 2015 assessment in the amount of $237,000. Delaware has advised the Company that Kelmar’s review for this property category is not complete for transaction years 1986 through 2003, and is still in process for other property types and years as well. While reserving all rights, the Company will continue to cooperate fully with Delaware until the review is complete. The Company’s exposure for the remainder of the Delaware audit is not currently determinable. At least 30 other states have retained their own consultants and have sent similar audit notifications. The scope of each state’s audit varies. It is possible that one or more of the audits could extend to all 50 states.

Burrup-Related Gas Supply Lawsuits

In a case captioned Pankaj Oswal v. Apache Corporation, No. WAD 389/2013, in the Federal Court of Australia, District of Western Australia, plaintiff asserted claims against the Company under the Australian Trade Practices Act alleging, among other things, that the Company induced him to make investments covering construction cost overruns on the Burrup Fertilisers ammonia plant in Western Australia (the Burrup plant), which was completed in 2006. Plaintiff sought damages in the amount of $491 million USD. On the eve of a trial that was to commence on February 9, 2015, plaintiff decided to discontinue his lawsuit. On March 18, 2015, the court entered a final order dismissing the case. The lawsuit is concluded in the Company’s favor.

The Western Australia lawsuit is one of a number of legal actions involving the Burrup plant. Pankaj Oswal’s shares, and those of his wife Radhika Oswal, together representing 65 percent of Burrup Holdings Limited (BHL, as it was then known, which owns Burrup Fertilisers), were offered for sale by externally-appointed administrators in Australia as a result of events of default on loans made to the Oswals and associated entities by the Australia and New Zealand Banking Group Ltd (ANZ). As part of the sale process, on January 31, 2012, a Company affiliate, Apache Fertilisers Pty Ltd (AFPL), acquired a 49 percent interest in BHL (now known as Yara Pilbara Holdings Pty Ltd, YPHPL), while Yara Australia Pty Ltd (Yara) increased its interest in YPHPL from 35 percent to 51 percent. On October 28, 2015, Yara and its related bodies corporate acquired all of the shares of AFPL. Yara operates the ammonia plant and is proceeding with development of a technical ammonium nitrate (TAN) plant in the Burrup Peninsula region of Western Australia to be developed by a consortium including YPHPL. The old gas sale agreement to supply natural gas to the ammonia plant, and to which a former Company subsidiary was a party, has been modified with, among other things, new pricing, delivery quantities, and term.

YPHPL share ownership and the modified gas sale agreement continue to be the subject of ongoing litigation in Australia. In cases captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited & Ors, No. SCI 2011 4653, and Pankaj Oswal v. Australia and New Zealand Banking Group Limited & Ors, No. SCI 2012 01995, in the Supreme Court of Victoria, the Oswal plaintiffs seek to set aside the YPHPL share sales, void the modified gas sale agreement, and recover damages in the range of $833 million to $2.274 billion (plus interest, costs, and fees) allegedly resulting from the sale of their shares at undervalue. The cases are presently set for trial commencing May 2016. The Company is a named defendant and is also defending Apache Energy Limited (now known as Quadrant Energy Australia Limited) and Apache Northwest Pty Ltd (now known as Quadrant Northwest Pty Ltd). Yara has assumed full conduct and control of the defense of AFPL (now known as Chemical Holdings Pty Ltd). Apache believes that plaintiffs’ claims lack merit, and further that plaintiffs’ alleged damages are grossly inflated. Apache will vigorously oppose the claims.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of December 31, 2015, the Company had an undiscounted reserve for environmental remediation of approximately $52 million. Apache is not aware of any environmental claims existing as of December 31, 2015 that have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

With respect to the leak of produced water discovered on June 1, 2013, from a below ground pipeline in the Zama Operations area in northern Alberta, the Alberta Energy Regulator completed its investigation of the incident and issued an administrative penalty to Apache Canada Ltd. (ACL) in the amount of $16,500 CAD. The June 2013 leak resulted from a pinhole feature in the outer polyethylene liner of the composite flex line.

On October 19, 2015, the Crown served ACL with a summons and information containing charges relating to a leak of produced water in the Zama area that occurred on or between October 3 and October 25, 2013. The October 2013 leak occurred following damage to a riser by an independent external force. The seven-count charge could result in the levying of a fine. On January 18, 2016, the Crown served ACL with a summons and information containing charges relating to a separate leak of produced water in the Belloy Field operating area that occurred on or about January 20, 2014. The January 2014 leak occurred following the collapse and failure of an internal polyethylene liner on a water injection pipeline. The five-count charge could result in the levying of a fine. ACL will respond to the charges in due course. While the exposure related to these incidents is not currently determinable, the Company does not expect the economic impact of these incidents to have a material effect on the Company’s financial position, results of operations, or liquidity.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

LNG Divestiture Dispute

In respect of the purchase by Woodside of the Company’s interest in the Wheatstone and Kitimat LNG projects and accompanying upstream oil and gas reserves from the Company and its subsidiaries, the base purchase price is subject to adjustment in accordance with the terms of the applicable sale and purchase agreement. Woodside has notified the Company and its subsidiaries that it seeks purchase price adjustments in the net amounts of $175 million (for working capital adjustments), which the Company and its subsidiaries believe is time-barred, and $214 million (for all other adjustments). To the extent the parties are unable to resolve their differences, the disputes will be referred to an independent accounting expert and/or court proceedings for final determination under the terms of the applicable sale and purchase agreement. The Company believes that under the terms of the sale and purchase agreements, Woodside’s requests for payment of purchase price adjustments lack merit; therefore, the Company has not recorded a liability associated with this dispute.

Contractual Obligations

At December 31, 2015, contractual obligations for drilling rigs, purchase obligations, firm transportation agreements, and long-term operating leases are as follows:

Net Minimum Commitments	Total	2016	2017-2018	2019-2020	2021 & Beyond
	(In millions)
Drilling rig commitments	$405	$194	$211	$-	$-
Purchase obligations(1)	354	28	115	139	72
Firm transportation agreements	363	96	125	83	59
Office and related equipment	342	43	87	72	140
Other operating lease obligations(2)	64	22	35	6	1

Total Net Minimum Commitments	$1,528	$383	$573	$300	$272

(1)	Includes contractual obligations under take-or-pay contracts, NGL processing agreements, and drilling work program commitments.

(2)	Includes commitments associated with supply and standby vessels, and gas pipeline and land leases.

The table above includes leases for buildings, facilities, and related equipment with varying expiration dates through 2035. Net rental expense, excluding discontinued operations in Argentina and Australia, was $57 million, $45 million, and $40 million for 2015, 2014, and 2013, respectively. Costs incurred under take-or-pay and throughput obligations were $92 million, $89 million, and $72 million for 2015, 2014, and 2013, respectively.

9.    RETIREMENT AND DEFERRED COMPENSATION PLANS

Apache Corporation provides retirement benefits to its U.S. employees through the use of multiple plans: a 401(k) savings plan, a money purchase retirement plan, a non-qualified retirement/savings plan, and a non-qualified restorative retirement savings plan. The 401(k) savings plan provides participating employees the ability to elect to contribute up to 50 percent of eligible compensation, as defined, to the plan with the Company making matching contributions up to a maximum of 8 percent of each employee’s annual eligible compensation. In addition, the Company, at its discretion, annually contributes 6 percent of each participating employee’s annual eligible compensation to a money purchase retirement plan. The 401(k) savings plan and the money purchase retirement plan are subject to certain annually-adjusted, government-mandated restrictions that limit the amount of employee and Company contributions. For certain eligible employees, the Company also provides a non-qualified retirement/savings plan or a non-qualified restorative retirement savings plan. These plans allow

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the deferral of up to 50 percent of each employee’s base salary, up to 75 percent of each employee’s annual bonus (that accepts employee contributions) and the Company’s matching contributions in excess of the government mandated limitations imposed in the 401(k) savings plan and money purchase retirement plan.

Vesting in the Company’s contributions in the 401(k) savings plan, the money purchase retirement plan, the non-qualified retirement savings plan and the non-qualified restorative retirement savings plan occurs at the rate of 20 percent for every completed year of employment. Upon a change in control of ownership, immediate and full vesting occurs.

Additionally, Apache Canada Ltd. and Apache North Sea Limited maintain separate retirement plans, as required under the laws of Canada and the U.K., respectively.

The aggregate annual cost to Apache of all U.S. plans, the money purchase retirement plan, non-qualified retirement/savings plan, and non-qualified restorative retirement savings plan was $77 million, $107 million, and $123 million for 2015, 2014, and 2013, respectively.

Apache also provides a funded noncontributory defined benefit pension plan (U.K. Pension Plan) covering certain employees of the Company’s North Sea operations in the U.K. The plan provides defined pension benefits based on years of service and final salary. The plan applies only to employees who were part of BP North Sea’s pension plan as of April 2, 2003, prior to the acquisition of BP North Sea by the Company effective July 1, 2003.

Additionally, the Company offers postretirement medical benefits to U.S. employees who meet certain eligibility requirements. Eligible participants receive medical benefits up until the age of 65 or at the date they become eligible for Medicare, provided the participant remits the required portion of the cost of coverage. The plan is contributory with participants’ contributions adjusted annually. The postretirement benefit plan does not cover benefit expenses once a covered participant becomes eligible for Medicare.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth the benefit obligation, fair value of plan assets and funded status as of December 31, 2015, 2014, and 2013, and the underlying weighted average actuarial assumptions used for the U.K. Pension Plan and U.S. postretirement benefit plan. Apache uses a measurement date of December 31 for its pension and postretirement benefit plans.

	2015		2014		2013
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)
Change in Projected Benefit Obligation
Projected benefit obligation beginning of year	$216	$23	$189	$28	$177	$35
Service cost	5	2	5	3	5	4
Interest cost	8	1	9	1	7	1
Foreign currency exchange rate changes	(10)	-	(13)	-	4	-
Actuarial losses (gains)	(10)	-	31	(9)	-	(8)
Effect of curtailment and settlements	-	1	-	-	-	(3)
Benefits paid	(7)	(2)	(5)	(2)	(4)	(2)
Retiree contributions	-	1	-	1	-	1

Projected benefit obligation at end of year	202	26	216	22	189	28

Change in Plan Assets
Fair value of plan assets at beginning of year	206	-	191	-	170	-
Actual return on plan assets	1	-	25	-	15	-
Foreign currency exchange rates	(10)	-	(13)	-	4	-
Employer contributions	7	1	8	1	6	1
Benefits paid	(7)	(2)	(5)	(2)	(4)	(2)
Retiree contributions	-	1	-	1	-	1

Fair value of plan assets at end of year	197	-	206	-	191	-

Funded status at end of year	$(5)	$(26)	$(10)	$(22)	$2	$(28)

Amounts recognized in Consolidated Balance Sheet
Current liability	-	(2)	-	(1)	-	(1)
Non-current asset (liability)	(5)	(24)	(10)	(21)	2	(27)

	$(5)	$(26)	$(10)	$(22)	$2	$(28)

Pre-tax Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Accumulated gain (loss)	(32)	9	(37)	10	(22)	1

	$(32)	$9	$(37)	$10	$(22)	$1

Weighted Average Assumptions used as of December 31
Discount rate	3.90%	3.95%	3.70%	3.62%	4.60%	4.33%
Salary increases	4.60%	N/A	4.60%	N/A	4.90%	N/A
Expected return on assets	4.10%	N/A	3.90%	N/A	5.60%	N/A
Healthcare cost trend
Initial	N/A	7.00%	N/A	7.00%	N/A	7.00%
Ultimate in 2025	N/A	5.00%	N/A	5.00%	N/A	5.00%

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2015, 2014, and 2013, the accumulated benefit obligation for the U.K. Pension Plan was $169 million, $183 million, and $160 million, respectively.

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

	Target Allocation	Percentage of Plan Assets at Year-End
	2015	2015	2014
Asset Category
Equity securities:
U.K. quoted equities	14%	14%	14%
Overseas quoted equities	26%	26%	26%

Total equity securities	40%	40%	40%

Debt securities:
U.K. Government bonds	48%	48%	48%
U.K. corporate bonds	12%	12%	12%

Debt securities	60%	60%	60%

Total	100%	100%	100%

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The plan’s assets do not include any direct ownership of equity or debt securities of Apache. The fair value of plan assets is based upon unadjusted quoted prices for identical instruments in active markets, which is a Level 1 fair value measurement. The following tables present the fair values of plan assets for each major asset category based on the nature and significant concentration of risks in plan assets at December 31, 2015 and December 31, 2014:

	Fair Value Measurements Using:
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
	(In millions)
December 31, 2015
Equity securities:
U.K. quoted equities(1)	$27	$-	$-	$27
Overseas quoted equities(2)	53	-	-	53

Total equity securities	80	-	-	80

Debt securities:
U.K. Government bonds(3)	93	-	-	93
U.K. corporate bonds(4)	24	-	-	24

Total debt securities	117	-	-	117

Fair value of plan assets	$197	$-	$-	$197

December 31, 2014
Equity securities:
U.K. quoted equities(1)	$28	$-	$-	$28
Overseas quoted equities(2)	54	-	-	54

Total equity securities	82	-	-	82

Debt securities:
U.K. Government bonds(3)	99	-	-	99
U.K. corporate bonds(4)	25	-	-	25

Total debt securities	124	-	-	124

Fair value of plan assets	$206	$-	$-	$206

(1)	This category comprises U.K. passive equities, which are benchmarked against the FTSE 350 Index.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The expected long-term rate of return on assets assumptions are derived relative to the yield on long-dated fixed-interest bonds issued by the U.K. government (gilts). For equities, outperformance relative to gilts is assumed to be 3.5 percent per year.

The following tables set forth the components of the net periodic cost and the underlying weighted average actuarial assumptions used for the pension and postretirement benefit plans as of December 31, 2015, 2014, and 2013:

	2015		2014		2013
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)
Component of Net Periodic Benefit Costs
Service cost	$5	$2	$5	$3	$5	$4
Interest cost	8	1	9	1	7	1
Expected return on assets	(8)	-	(11)	-	(8)	-
Amortization of actuarial (gain) loss	2	-	1	-	2	-
Curtailment (gain) loss	-	-	-	-	-	(3)

Net periodic benefit cost	$7	$3	$4	$4	$6	$2

Weighted Average Assumptions used to determine Net Period Benefit Cost for the Years ended December 31
Discount rate	3.70%	3.62%	4.60%	4.33%	4.30%	3.43%
Salary increases	4.60%	N/A	4.90%	N/A	4.60%	N/A
Expected return on assets	3.90%	N/A	5.60%	N/A	4.70%	N/A
Healthcare cost trend
Initial	N/A	7.00%	N/A	7.00%	N/A	7.25%
Ultimate in 2025	N/A	5.00%	N/A	5.00%	N/A	5.00%

Assumed health care cost trend rates affect amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Postretirement Benefits
	1% Increase	1% Decrease
	(In millions)
Effect on service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	4	(3)

Apache expects to contribute approximately $7 million to its pension plan and $2 million to its postretirement benefit plan in 2016. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(In millions)
2016	$4	$2
2017	4	2
2018	4	2
2019	4	2
2020	4	2
Years 2021-2025	22	10

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    CAPITAL STOCK

Common Stock Outstanding

	2015	2014	2013
Balance, beginning of year	376,504,892	395,772,908	391,640,770
Shares issued for stock-based compensation plans:
Treasury shares issued	17,525	17,454	25,214
Common shares issued	1,511,758	1,665,259	929,596
Common shares issued for conversion of preferred shares	-	-	14,399,247
Treasury shares acquired	-	(20,950,729)	(11,221,919)

Balance, end of year	378,034,175	376,504,892	395,772,908

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2015, 2014, and 2013 is presented in the table below.

	2015			2014			2013
	Loss	Shares	Per Share	Loss	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) from continuing operations	$(22,348)	378	$(59.16)	$(3,815)	384	$(9.93)	$1,880	395	$4.75
Income (loss) from discontinued operations	(771)	378	(2.04)	(1,588)	384	(4.13)	308	395	0.78

Income (loss) attributable to common stock	$(23,119)	378	$(61.20)	$(5,403)	384	$(14.06)	$2,188	395	$5.53

Effect of Dilutive Securities:
Mandatory Convertible Preferred Stock	$-	-		$-	-		$44	9
Stock options and other	-	-		-	-		-	2

Diluted:
Income (loss) from continuing operations	$(22,348)	378	$(59.16)	$(3,815)	384	$(9.93)	$1,924	406	$4.74
Income (loss) from discontinued operations	(771)	378	(2.04)	(1,588)	384	(4.13)	308	406	0.76

Income (loss) attributable to common stock	$(23,119)	378	$(61.20)	$(5,403)	384	$(14.06)	$2,232	406	$5.50

The diluted EPS calculation excludes options and restricted shares that were anti-dilutive totaling 7.0 million, 4.5 million, and 4.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Stock Repurchase Program

Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through December 31, 2014,

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company has not purchased any additional shares during 2015, and is not obligated to acquire any specific number of shares.

Common Stock Dividend

The Company paid common stock dividends of $1.00 per share in 2015, $0.95 per share in 2014, and $0.77 per share in 2013.

Stock Compensation Plans

The Company has several stock-based compensation plans, which include stock options, stock appreciation rights, restricted stock, and conditional restricted stock unit plans. On May 5, 2011, the Company’s shareholders approved the 2011 Omnibus Equity Compensation Plan (the 2011 Plan), which is intended to provide eligible employees with equity-based incentives. The 2011 Plan provides for the granting of Incentive Stock Options, Non-Qualified Stock Options, Performance Awards, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, or any combination of the foregoing. A total of 18.0 million shares were authorized and available for grant under the 2011 Plan as of December 31, 2015. Previously approved plans remain in effect solely for the purpose of governing grants still outstanding that were issued prior to approval of the 2011 Plan. All new grants are issued from the 2011 Plan.

For 2015, 2014, and 2013, stock-based compensation expensed was $100 million, $148 million, and $136 million ($65 million, $95 million, and $94 million after tax), respectively. Costs related to the plans are capitalized or expensed based on the nature of each employee’s activities. A description of the Company’s stock-based compensation plans and related costs follows:

	2015	2014	2013
	(In millions)
Stock-based compensation expensed:
General and administrative	$64	$107	$89
Lease operating expenses	36	41	47
Stock-based compensation capitalized	53	62	55

	$153	$210	$191

Stock Options

As of December 31, 2015, the Company had issued options to purchase shares of the Company’s common stock under one or more of the employee stock option plans adopted in 2000 and 2005 (collectively, the Stock Option Plans), as well as the 2007 Omnibus Equity Compensation Plan (the 2007 Plan), and the 2011 Plan discussed above (together, the Omnibus Plans). New shares of Company stock will be issued for employee stock option exercises; however, under the 2000 Stock Option Plan, shares of treasury stock are used for employee stock option exercises to the extent treasury stock is held. Under the Stock Option Plans and the Omnibus Plans, the exercise price of each option equals the closing price of Apache’s common stock on the date of grant. Prior to 2016, options generally become exercisable ratably over a four-year period and expire 10 years after granted. The Omnibus Plans and all of the Stock Option Plans, except for the 2000 Stock Option Plan, were submitted to and approved by the Company’s shareholders.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of stock options issued and outstanding under the Stock Option Plans and the Omnibus Plans is presented in the table and narrative below:

	2015
	Shares Under Option	Weighted Average Exercise Price
	(In thousands)
Outstanding, beginning of year	6,445	$90.34
Granted	-	-
Exercised	(280)	56.72
Forfeited or expired	(1,234)	93.28

Outstanding, end of year(1)	4,931	91.52

Expected to vest(1)	566	81.77

Exercisable, end of year(1)	4,311	92.92

(1)

As of December 31, 2015, the weighted average remaining contractual life for options outstanding, expected to vest, and exercisable is 4.5 years, 6.9 years, and 4.1 years, respectively. The aggregate intrinsic value of options outstanding, expected to vest, and exercisable at year-end was nil.

The intrinsic value of options exercised during 2015, 2014, and 2013 was approximately $3 million, $13 million and $4 million, respectively. The cash received from exercise of options during 2015 was approximately $16 million. The Company realized an additional tax benefit of approximately $973,767 for the amount of intrinsic value in excess of compensation cost recognized in 2015. As of December 31, 2015, the total compensation cost related to non-vested options not yet recognized was $5 million, which will be recognized over the remaining vesting period of the options.

In February 2016, the Company issued 872,574 options to purchase shares of the Company’s common stock to eligible employees under the 2011 Plan. The total compensation cost of $9 million is estimated to be recognized over a three year vesting period of these options.

Restricted Stock and Restricted Stock Units

The Company has restricted stock and restricted stock unit plans for eligible employees including officers. The programs created under the Omnibus Plans have been approved by Apache’s Board of Directors. In 2015, the Company awarded 2,976,562 restricted stock units at a weighted-average per-share market price of $61.65. In 2014 and 2013, the Company awarded 3,046,744 and 3,098,029 restricted stock units at a weighted-average per-share market price of $86.87 and $82.95, respectively. The value of the stock issued was established by the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2015, 2014, and 2013, $90 million ($58 million after tax), $93 million ($60 million after tax), and $82 million ($53 million after tax), respectively, was charged to expense. In 2015, 2014, and 2013, $48 million, $43 million, and $30 million was capitalized, respectively. As of December 31, 2015, there was $217 million of total unrecognized compensation cost related to 4,570,203 unvested restricted stock units. The weighted-average remaining life of unvested restricted stock units is approximately 1.1 years.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the awards vested during 2015, 2014 and 2013 was approximately $149 million, $138 million, and $88 million, respectively. A summary of restricted stock activity for the year ended December 31, 2015, is presented below.

	Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Non-vested at January 1, 2015	4,784	$81.96
Granted	2,976	61.65
Vested	(1,839)	81.14
Forfeited	(1,351)	78.26

Non-vested at December 31, 2015	4,570	70.12

In February 2016, the Company issued 2,881,924 shares of restricted stock units at a weighted-average per-share market price of $41.24 under the 2011 Plan to eligible employees. The total compensation cost of $119 million is estimated to be recognized over a three year vesting period of these restricted stock units.

Total Shareholder Return (TSR) Stock Units

To provide long-term incentives for Apache employees to deliver competitive returns to the Company’s stockholders, the Company has granted conditional restricted stock units to eligible employees. The ultimate number of shares awarded from these conditional restricted stock units is based upon measurement of total shareholder return of Apache common stock as compared to a designated peer group during a three-year performance period. Should any restricted stock units be awarded at the end of the three-year performance period, 50 percent of restricted stock units awarded will immediately vest, and an additional 25 percent will vest on succeeding anniversaries of the end of the performance period. Grants from the total shareholder return programs were outstanding at December 31, 2015, as described below:

•

In January 2013, the Company’s Board of Directors approved the 2013 TSR Program, pursuant to the 2011 Plan. In January 2013 eligible employees received initial conditional restricted stock unit awards totaling 1,232,176 units. In May 2013, the Company’s Board of Directors cancelled 918,016 awards under the 2013 Performance Program for nonexecutive employees. A total of 108,217 awards were outstanding at December 31, 2015, from which a minimum of zero and a maximum of 216,434 units could be awarded.

•

In January 2014, the Company’s Board of Directors approved the 2014 TSR Program, pursuant to the 2011 Plan. In January 2014 eligible employees received initial conditional restricted stock unit awards totaling 157,406 units. A total of 63,995 awards were outstanding at December 31, 2015, from which a minimum of zero and a maximum of 127,990 units could be awarded.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value cost of the awards was estimated on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2015, 2014, and 2013, $648,000 ($418,000 after tax), $18 million ($11 million after tax), and $27 million ($17 million after tax), respectively, was charged to expense. During 2015, 2014, and 2013, $267,000, $7 million, and $13 million was capitalized, respectively. As of December 31, 2015, there was $4.7 million of total unrecognized compensation cost related to 172,212 unvested conditional restricted stock units. The weighted-average remaining life of the unvested conditional restricted stock units is approximately 1.8 years.

	Shares	Weighted- Average Grant- Date Fair Value(1)
	(In thousands)
Non-vested at January 1, 2015	354	$78.13
Granted	-	-
Vested	-	-
Forfeited or expired	(182)	72.09

Non-vested at December 31, 2015	172	78.22

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

Business Performance Restricted Stock Units

Beginning in 2015, Apache issued a new business performance program to certain eligible employees with 50 percent of the shares payout based upon the TSR program payout model as described above, and the remaining 50 percent of the shares based on performance and financial objectives as defined in the plan. The overall results of the objectives will be calculated at the end of the award’s stated performance period and, if a payout is warranted, applied to the target number of restricted stock units awarded. The actual amount of shares awarded will be between zero and 150 percent of target. The business performance shares will immediately vest 50 percent at the end of the three-year performance period, with the remaining 50 percent vesting at the end of the following year.

In February 2015, the Company’s Board of Directors approved the 2015 Business Performance Program, pursuant to the 2011 Plan. Eligible employees received initial conditional restricted stock unit awards totaling 602,304 units. A total of 500,972 units were outstanding as of December 31, 2015, from which a minimum of zero and a maximum of 751,458 shares could be awarded. The fair value cost of the awards was estimated on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2015, $3.4 million ($2.2 million after tax) and $1.4 million were charged to expense and capitalized, respectively. As of December 31, 2015, there was $29 million of total unrecognized compensation cost related to 500,972 unvested conditional restricted stock units. The weighted-average remaining life of the unvested conditional restricted stock units is approximately 2.4 years.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Shares	Weighted Average Grant- Date Fair Value(1)
	(In thousands)
Non-vested at January 1, 2015	-	$-
Granted	602	66.63
Vested	-	-
Forfeited or expired	(101)	66.63

Non-vested at December 31, 2015	501	66.63

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

In January 2016, the Company’s Board of Directors approved the 2016 Performance Program, pursuant to the 2011 Plan, with terms similar to the 2015 Performance Program described above. Eligible employees received the initial conditional restricted stock unit totaling 855,263, with the ultimate number of restricted stock units to be awarded ranging from zero to a maximum of 1,710,526 units. The grant date fair value per award was $36.55.

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss include the following:

	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Currency translation adjustment(1)	$(109)	$(109)	$(109)
Unrealized gain (loss) on derivatives (Note 3)	-	-	1
Unfunded pension and postretirement benefit plan (Note 9)	(7)	(7)	(7)

Accumulated other comprehensive loss	$(116)	$(116)	$(115)

(1)

Currency translation adjustments resulting from translating the Canadian subsidiaries’ financial statements into U.S. dollar equivalents, prior to adoption of the U.S. dollar as their functional currency, were reported separately and accumulated in other comprehensive income (loss).

12.    MAJOR CUSTOMERS

In 2015, 2014, and 2013, purchases by Royal Dutch Shell plc and its subsidiaries accounted for 11 percent, 19 percent, and 24 percent, respectively, of the Company’s worldwide oil and gas production revenues.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    BUSINESS SEGMENT INFORMATION

Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At December 31, 2015, the Company had production in four countries: the United States, Canada, Egypt, and the U.K. North Sea. Apache also pursues exploration interests in other countries that may over time result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt(1)	North Sea	Other International	Total(1)
	(In millions)
2015
Oil and gas production revenues	$2,637	$498	$1,968	$1,280	$-	$6,383
Operating Expenses:
Depreciation, depletion, and amortization:
Recurring	1,522	312	1,275	746	-	3,855
Additional	19,537	3,667	281	2,032	-	25,517
Asset retirement obligation accretion	28	43	-	74	-	145
Lease operating expenses	739	244	522	349	-	1,854
Gathering and transportation	68	89	45	9	-	211
Taxes other than income	184	26	9	63	-	282

Operating Income (Loss)	$(19,441)	$(3,883)	$(164)	$(1,993)	$-	(25,481)

Other Income (Expense):
Other						(17)
Impairments						(1,920)
General and administrative						(377)
Transaction, reorganization, and separation						(132)
Financing costs, net						(299)

Net Loss From Continuing Operations Before Income Taxes						$(28,226)

Net Property and Equipment	$5,826	$1,314	$3,998	$2,929	$52	$14,119

Total Assets	$7,113	$1,465	$6,249	$3,951	$64	$18,842

Additions to Net Property and Equipment	$2,454	$324	$915	$733	$28	$4,454

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	United States	Canada	Egypt(1)	North Sea	Other International	Total(1)
	(In millions)
2014
Oil and gas production revenues(2)	$5,744	$1,092	$3,539	$2,316	$-	$12,691
Operating Expenses:
Depreciation, depletion, and amortization:
Recurring	2,170	400	1,151	998	-	4,719
Additional	4,412	-	-	589	-	5,001
Asset retirement obligation accretion	43	39	-	72	-	154
Lease operating expenses	921	384	499	434	-	2,238
Gathering and transportation	93	123	40	17	-	273
Taxes other than income	350	31	11	185	-	577

Operating Income (Loss)(2)	$(2,245)	$115	$1,838	$21	$-	(271)

Other Income (Expense):
Other						110
Impairments						(1,919)
General and administrative						(451)
Transaction, reorganization, and separation						(67)
Financing costs, net						(211)

Net Income From Continuing Operations Before Income Taxes(2)						$(2,809)

Net Property and Equipment(2)	$24,627	$6,107	$5,700	$5,103	$23	$41,560

Total Assets(2)	$26,853	$6,640	$7,292	$6,101	$46	$46,932

Additions to Net Property and Equipment(2)	$7,294	$963	$1,397	$1,071	$(28)	$10,697

2013
Oil and gas production revenues(2)	$6,902	$1,224	$3,917	$2,728	$-	$14,771
Operating Expenses:
Depreciation, depletion, and amortization:
Recurring	2,338	505	1,005	1,022	1	4,871
Additional	552	-	-	367	76	995
Asset retirement obligation accretion	94	49	-	68	-	211
Lease operating expenses	1,320	459	471	400	-	2,650
Gathering and transportation	84	155	42	7	-	288
Taxes other than income	335	45	8	384	-	772

Operating Income (Loss)(2)	$2,179	$11	$2,391	$480	$(77)	4,984

Other Income (Expense):
Other						(333)
General and administrative						(481)
Transaction, reorganization, and separation						(33)
Financing costs, net						(229)

Net Income From Continuing Operations Before Income Taxes(2)						$3,908

Net Property and Equipment(2)	$27,010	$6,058	$5,454	$5,622	$23	$44,167

Total Assets(2)	$29,940	$6,952	$8,121	$6,902	$51	$51,966

Additions to Net Property and Equipment(2)	$6,404	$1,082	$1,309	$1,084	$24	$9,903

(1)	Includes a noncontrolling interest in Egypt.

(2)	Prior year amounts have been recast to exclude discontinued operations.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

Oil and Gas Operations

The following table sets forth revenue and direct cost information relating to the Company’s oil and gas exploration and production activities. Apache has no long-term agreements to purchase oil or gas production from foreign governments or authorities. In the second quarter of 2015, Apache completed the sale of its Australian LNG business and oil and gas assets, and as such the results of Australia oil and gas assets have been classified as discontinued operations.

	United States	Canada	Egypt(3)	North Sea	Other International	Total(3)(4)
	(In millions, except per boe)
2015
Oil and gas production revenues	$2,637	$498	$1,968	$1,280	$-	$6,383

Operating cost:
Depreciation, depletion, and amortization
Recurring(1)	1,419	262	1,128	722	-	3,531
Additional	19,537	3,667	281	2,032	-	25,517
Asset retirement obligation accretion	28	43	-	74	-	145
Lease operating expenses	739	244	522	349	-	1,854
Gathering and transportation	68	89	45	9	-	211
Production taxes(2)	178	23	-	58	-	259
Income tax	(6,863)	(1,000)	(4)	(982)	-	(8,849)

	15,106	3,328	1,972	2,262	-	22,668

Results of operation	$(12,469)	$(2,830)	$(4)	$(982)	$-	$(16,285)

Amortization rate per boe	$15.49	$10.61	$21.29	$27.77	$-	$18.08

2014
Oil and gas production revenues	$5,744	$1,092	$3,539	$2,316	$-	$12,691

Operating cost:
Depreciation, depletion, and amortization
Recurring(1)	2,056	343	1,014	975	-	4,388
Additional	4,412	-	-	589	-	5,001
Asset retirement obligation accretion	43	39	-	72	-	154
Lease operating expenses	921	384	499	434	-	2,238
Gathering and transportation	93	123	40	17	-	273
Production taxes(2)	342	27	-	177	-	546
Income tax	(754)	44	914	32	-	236

	7,113	960	2,467	2,296	-	12,836

Results of operation	$(1,369)	$132	$1,072	$20	$-	$(145)

Amortization rate per boe	$19.35	$12.11	$18.48	$37.41	$-	$20.36

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	United States	Canada	Egypt(3)	North Sea	Other International	Total(3)(4)
	(In millions, except per boe)

2013
Oil and gas production revenues	$6,902	$1,224	$3,917	$2,728	$-	$14,771

Operating cost:
Depreciation, depletion, and amortization
Recurring(1)	2,227	426	881	999	-	4,533
Additional	552	-	-	367	76	995
Asset retirement obligation accretion	94	49	-	68	-	211
Lease operating expenses	1,320	459	471	400	-	2,650
Gathering and transportation	84	155	42	7	-	288
Production taxes(2)	324	40	-	382	-	746
Income tax	817	24	1,161	313	-	2,315

	5,418	1,153	2,555	2,536	76	11,738

Results of operation	$1,484	$71	$1,362	$192	$(76)	$3,033

Amortization rate per boe	$18.39	$10.89	$16.21	$37.25	$-	$18.77

(1)	This amount only reflects DD&A of capitalized costs of oil and gas proved properties and, therefore, does not agree with DD&A reflected on Note 13—Business Segment Information.

(2)	Only reflects amounts directly related to oil and gas producing properties and, therefore, does not agree with taxes other than income reflected on Note 13—Business Segment Information.

(3)	Includes noncontrolling interest in Egypt.

(4)	Prior year amounts have been recast to exclude discontinued operations.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Costs Incurred in Oil and Gas Property Acquisitions, Exploration, and Development Activities

	United States	Canada	Egypt(2)	Australia	North Sea	Argentina	Other International	Total(2)
	(In millions)
2015
Acquisitions:
Proved	$1	$8	$25	$1	$-	$-	$-	$35
Unproved	313	23	4	-	-	-	-	340
Exploration	131	41	110	31	111	-	29	453
Development	1,957	193	764	101	623	-	-	3,638

Costs incurred(1)	$2,402	$265	$903	$133	$734	$-	$29	$4,466

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$169	$25	$17	$9	$16	$-	$-	$236
Asset retirement costs	123	8	-	-	(66)	-	-	65

2014
Acquisitions:
Proved	$102	$-	$1	$1	$-	$-	$-	$104
Unproved	1,221	141	10	16	-	-	-	1,388
Exploration	467	82	193	137	84	9	1	973
Development	5,301	846	1,142	914	971	6	-	9,180

Costs incurred(1)	$7,091	$1,069	$1,346	$1,068	$1,055	$15	$1	$11,645

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$209	$38	$15	$20	$25	$3	$-	$310
Asset retirement costs	43	175	-	55	34	-	-	307

2013
Acquisitions:
Proved	$17	$-	$35	$-	$125	$-	$-	$177
Unproved	195	151	15	(10)	17	11	-	379
Exploration	562	36	559	179	278	42	22	1,678
Development	5,435	722	618	996	635	142	-	8,548

Costs incurred(1)	$6,209	$909	$1,227	$1,165	$1,055	$195	$22	$10,782

(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$239	$35	$15	$16	$25	$10	$-	$340
Asset retirement costs	480	17	-	(30)	67	3	-	537

(2) Includes a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Costs

The following table sets forth the capitalized costs and associated accumulated depreciation, depletion, and amortization, including impairments, relating to the Company’s oil and gas production, exploration, and development activities:

	United States	Canada	Egypt(1)	Australia	North Sea	Other International	Total(1)
	(In millions)
2015
Proved properties	$51,693	$14,613	$11,296	$-	$11,266	$201	$89,069
Unproved properties	1,824	234	30	-	471	52	2,611

	53,517	14,847	11,326	-	11,737	253	91,680
Accumulated DD&A	(48,161)	(13,582)	(7,779)	-	(9,129)	(201)	(78,852)

	$5,356	$1,265	$3,547	$-	$2,608	$52	$12,828

2014
Proved properties	$47,001	$14,003	$9,895	$8,289	$10,463	$201	$89,852
Unproved properties	4,151	1,090	529	549	672	23	7,014

	51,152	15,093	10,424	8,838	11,135	224	96,866
Accumulated DD&A	(27,205)	(9,653)	(6,369)	(3,198)	(6,375)	(201)	(53,001)

	$23,947	$5,440	$4,055	$5,640	$4,760	$23	$43,865

(1) Includes a noncontrolling interest in Egypt.

Costs Not Being Amortized

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2015, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2015	2014	2013	2012 and Prior
	(In millions)
Property acquisition costs	$1,960	$316	$1,311	$210	$123
Exploration and development	586	569	15	1	1
Capitalized interest	65	16	13	4	32

Total	$2,611	$901	$1,339	$215	$156

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The reserve data in the following tables only represent estimates and should not be construed as being exact.

	Crude Oil and Condensate
	(Thousands of barrels)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2012	474,837	79,695	106,746	29,053	119,635	15,845	825,811
December 31, 2013	457,981	80,526	119,242	22,524	100,327	14,195	794,795
December 31, 2014	444,440	75,876	128,712	29,996	105,746	-	784,770
December 31, 2015	348,797	67,847	144,164	-	104,255	-	665,063
Proved undeveloped reserves:
December 31, 2012	203,068	70,650	17,288	34,808	28,019	2,981	356,814
December 31, 2013	195,835	56,366	16,302	36,703	29,253	2,231	336,690
December 31, 2014	170,125	59,923	14,617	25,775	19,059	-	289,499
December 31, 2015	60,505	38,326	17,856	-	11,309	-	127,996
Total proved reserves:
Balance December 31, 2012	677,905	150,345	124,034	63,861	147,654	18,826	1,182,625
Extensions, discoveries and other additions	133,227	10,177	43,738	2,539	1,543	998	192,222
Purchase of minerals in-place	85	-	5	-	3,623	-	3,713
Revisions of previous estimates	1,683	(531)	457	(118)	18	24	1,533
Production	(53,621)	(6,469)	(32,690)	(7,055)	(23,258)	(3,422)	(126,515)
Sale of properties	(105,463)	(16,630)	-	-	-	-	(122,093)

Balance December 31, 2013	653,816	136,892	135,544	59,227	129,580	16,426	1,131,485
Extensions, discoveries and other additions	57,011	9,657	38,074	4,254	17,386	5	126,387
Purchase of minerals in-place	15,240	-	-	-	-	-	15,240
Revisions of previous estimates	3,083	(812)	1,801	(216)	(7)	-	3,849
Production	(48,789)	(6,421)	(32,090)	(7,494)	(22,154)	(620)	(117,568)
Sale of properties	(65,796)	(3,517)	-	-	-	(15,811)	(85,124)

Balance December 31, 2014	614,565	135,799	143,329	55,771	124,805	-	1,074,269
Extensions, discoveries and other additions	13,903	4,550	24,524	-	16,579	-	59,556
Purchase of minerals in-place	-	1,763	-	-	-	-	1,763
Revisions of previous estimates	(173,907)	(27,966)	25,407	11,189	(2,255)	-	(167,532)
Production	(45,138)	(5,755)	(31,240)	(2,778)	(21,657)	-	(106,568)
Sale of properties	(121)	(2,218)	-	(64,182)	(1,908)	-	(68,429)

Balance December 31, 2015	409,302	106,173	162,020	-	115,564	-	793,059

(1)    2015, 2014, and 2013 includes proved reserves of 54 MMbbls, 48 MMbbls, and 45 MMbbls, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Natural Gas Liquids
	(Thousands of barrels)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2012	154,508	21,996	-	-	2,438	5,007	183,949
December 31, 2013	184,485	26,099	-	-	2,435	4,110	217,129
December 31, 2014	183,565	17,947	1,346	-	1,770	-	204,628
December 31, 2015	150,265	15,246	1,491	-	1,784	-	168,786
Proved undeveloped reserves:
December 31, 2012	60,889	12,258	-	-	380	876	74,403
December 31, 2013	63,538	9,970	-	-	215	1,009	74,732
December 31, 2014	69,828	7,168	212	-	371	-	77,579
December 31, 2015	24,939	4,839	78	-	295	-	30,151
Total proved reserves:
Balance December 31, 2012	215,397	34,254	-	-	2,818	5,883	258,352
Extensions, discoveries and other additions	69,231	4,014	-	-	-	-	73,245
Purchase of minerals in-place	45	-	-	-	295	-	340
Revisions of previous estimates	1,591	546	-	-	1	3	2,141
Production	(19,922)	(2,442)	-	-	(464)	(767)	(23,595)
Sale of properties	(18,319)	(303)	-	-	-	-	(18,622)

Balance December 31, 2013	248,023	36,069	-	-	2,650	5,119	291,861
Extensions, discoveries and other additions	47,516	1,163	1,820	-	1	-	50,500
Purchase of minerals in-place	2,916	-	-	-	-	-	2,916
Revisions of previous estimates	2,594	116	(17)	-	(2)	-	2,691
Production	(21,464)	(2,256)	(245)	-	(508)	(116)	(24,589)
Sale of properties	(26,192)	(9,977)	-	-	-	(5,003)	(41,172)

Balance December 31, 2014	253,393	25,115	1,558	-	2,141	-	282,207
Extensions, discoveries and other additions	5,768	1,473	144	-	689	-	8,074
Purchase of minerals in-place	-	976	-	-	-	-	976
Revisions of previous estimates	(64,226)	(4,886)	255	-	(321)	-	(69,178)
Production	(19,684)	(2,236)	(388)	-	(413)	-	(22,721)
Sale of properties	(47)	(357)	-	-	(17)	-	(421)

Balance December 31, 2015	175,204	20,085	1,569	-	2,079	-	198,937

(1)    2015 and 2014 includes proved reserves of 523 Mbbls and 519 Mbbls, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Natural Gas
	(Millions of cubic feet)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2012	2,353,587	1,734,657	690,436	596,052	93,319	365,054	5,833,105
December 31, 2013	2,005,966	1,294,420	621,825	626,543	88,177	289,133	4,926,064
December 31, 2014	1,616,504	990,145	637,187	640,265	87,259	-	3,971,360
December 31, 2015	1,364,174	759,321	776,263	-	85,532	-	2,985,290
Proved undeveloped reserves:
December 31, 2012	832,320	403,227	205,055	1,074,018	18,985	97,496	2,631,101
December 31, 2013	667,160	439,037	190,355	975,224	18,988	121,584	2,412,348
December 31, 2014	580,299	527,623	171,696	964,554	23,228	-	2,267,400
December 31, 2015	208,594	162,809	53,969	-	19,760	-	445,132
Total proved reserves:
Balance December 31, 2012	3,185,907	2,137,884	895,491	1,670,070	112,304	462,550	8,464,206
Extensions, discoveries and other additions	306,721	359,493	44,382	13,351	2,750	16,515	743,212
Purchase of minerals in-place	855	-	-	-	10,680	-	11,535
Revisions of previous estimates	61,247	109,551	2,413	(101)	32	49	173,191
Production	(285,187)	(181,593)	(130,106)	(81,553)	(18,601)	(68,397)	(765,437)

Sale of properties	(596,417)	(691,878)	-	-	-	-	(1,288,295)

Balance December 31, 2013	2,673,126	1,733,457	812,180	1,601,767	107,165	410,717	7,338,412
Extensions, discoveries and other additions	203,318	383,077	125,899	81,156	23,803	-	817,253
Purchase of minerals in-place	21,337	-	-	-	-	-	21,337
Revisions of previous estimates	35,910	(12,626)	5,949	-	(54)	-	29,179
Production	(215,829)	(117,816)	(135,145)	(78,104)	(20,427)	(12,722)	(580,043)
Sale of properties	(521,059)	(468,324)	-	-	-	(397,995)	(1,387,378)

Balance December 31, 2014	2,196,803	1,517,768	808,883	1,604,819	110,487	-	6,238,760
Extensions, discoveries and other additions	40,901	121,216	94,777	-	41,755	-	298,649
Purchase of minerals in-place	-	24,727	-	-	-	-	24,727
Revisions of previous estimates	(503,939)	(325,375)	54,811	8,162	(22,373)	-	(788,714)
Production	(160,614)	(100,289)	(128,239)	(34,352)	(23,647)	-	(447,141)

Sale of properties	(383)	(315,917)	-	(1,578,629)	(930)	-	(1,895,859)

Balance December 31, 2015	1,572,768	922,130	830,232	-	105,292	-	3,430,422

(1)    2015, 2014, and 2013 include proved reserves of 277 Bcf, 270 Bcf, and 271 Bcf, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Total Equivalent Reserves
	(Thousands barrels of oil equivalent)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2012	1,021,610	390,800	221,819	128,395	137,626	81,695	1,981,945
December 31, 2013	976,795	322,362	222,880	126,948	117,457	66,494	1,832,936
December 31, 2014	897,422	258,848	236,256	136,707	122,058	-	1,651,291
December 31, 2015	726,424	209,647	275,033	-	120,293	-	1,331,397
Proved undeveloped reserves:
December 31, 2012	402,677	150,113	51,464	213,811	31,563	20,106	869,734
December 31, 2013	370,566	139,509	48,028	199,240	32,633	23,504	813,480
December 31, 2014	336,670	155,028	43,446	186,534	23,301	-	744,979
December 31, 2015	120,210	70,300	26,929	-	14,897	-	232,336
Total proved reserves:
Balance December 31, 2012	1,424,287	540,913	273,283	342,206	169,189	101,801	2,851,679
Extensions, discoveries and other additions	253,578	74,107	51,135	4,764	2,001	3,751	389,336
Purchase of minerals in-place	273	-	5	-	5,698	-	5,976
Revisions of previous estimates	13,482	18,274	859	(135)	24	35	32,539
Production	(121,074)	(39,177)	(54,374)	(20,647)	(26,822)	(15,589)	(277,683)
Sale of properties	(223,185)	(132,246)	-	-	-	-	(355,431)

Balance December 31, 2013	1,347,361	461,871	270,908	326,188	150,090	89,998	2,646,416
Extensions, discoveries and other additions	138,413	74,666	60,877	17,780	21,354	5	313,095
Purchase of minerals in-place	21,712	-	-	-	-	-	21,712
Revisions of previous estimates	11,662	(2,800)	2,776	(216)	(18)	-	11,404
Production	(106,225)	(28,313)	(54,859)	(20,511)	(26,067)	(2,856)	(238,831)
Sale of properties	(178,831)	(91,548)	-	-	-	(87,147)	(357,526)

Balance December 31, 2014	1,234,092	413,876	279,702	323,241	145,359	-	2,396,270
Extensions, discoveries and other additions	26,488	26,226	40,464	-	24,227	-	117,405
Purchase of minerals in-place	-	6,860	-	-	-	-	6,860
Revisions of previous estimates	(322,123)	(87,081)	34,797	12,549	(6,305)	-	(368,163)
Production	(91,591)	(24,706)	(53,001)	(8,503)	(26,011)	-	(203,812)
Sale of properties	(232)	(55,228)	-	(327,287)	(2,080)	-	(384,827)

Balance December 31, 2015	846,634	279,947	301,962	-	135,190	-	1,563,733

(1)    2015, 2014, and 2013 include total proved reserves of 101 MMboe, 93 MMboe, and 90 MMboe, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2015, Apache sold a combined 385 MMboe through several divestiture transactions: 55 MMboe in Canada, 328 MMboe in Australia, and 2 MMboe in the North Sea. The Company added 7 MMboe of estimated proved reserves through purchases of minerals in-place and 117 MMboe from extensions, discoveries, and other additions. The Company recorded 53 MMboe in North America, primarily associated with our drilling programs in the Canadian liquid-rich gas targets of Duvernay and Montney formations and Permian Basin drilling for Wolfcamp, Yeso, Lower Spraberry, and Bone Spring formations. The Company also had additional drilling success in the Woodford, Canyon Lime, Marmaton, and Eagle Ford formations in the MidContinent/Gulf Coast region.

The international regions contributed 64 MMboe of exploration and development adds with Egypt contributing 40 MMboe from onshore exploration and appraisal activity in the West Kalabsha, Shushan, and Khalda concessions. Egypt also continued development of the Ptah, Berenice, and Razzak fields during 2015. The North Sea offshore region contributed 24 MMboe from exploration success in the Callater discovery and continued development in the Beryl, Forties, and Nevis fields.

During 2015, Apache also had combined downward revisions of previously estimated reserves of 368 MMboe. Changes in product prices accounted for 339 MMboe, lease ownership changes accounted for 16 MMboe, and engineering and performance revisions totaled 13 MMboe.

Approximately 9 percent of Apache’s year-end 2015 estimated proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons. These reserves are considered to be a lower tier of reserves than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. Additional capital may have to be spent to access these reserves. The capital and economic impact of production timing are reflected in this Note 14, under “Future Net Cash Flows.”

Future Net Cash Flows

Future cash inflows as of December 31, 2015 and 2014 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	United States	Canada	Egypt(2)	Australia	North Sea	Total(2)
	(In millions)
2015
Cash inflows	$26,610	$7,345	$11,124	$-	$6,994	$52,073
Production costs	(12,178)	(3,841)	(2,185)	-	(3,209)	(21,413)
Development costs	(2,255)	(1,939)	(1,515)	-	(2,346)	(8,055)
Income tax expense	(63)	-	(2,326)	-	(691)	(3,080)

Net cash flows	12,114	1,565	5,098	-	748	19,525
10 percent discount rate	(6,876)	(868)	(1,330)	-	143	(8,931)

Discounted future net cash flows(1)	$5,238	$697	$3,768	$-	$891	$10,594

2014
Cash inflows	$73,859	$18,966	$16,802	$19,391	$13,916	$142,934
Production costs	(25,875)	(7,537)	(2,924)	(4,105)	(7,121)	(47,562)
Development costs	(4,422)	(2,453)	(1,683)	(1,173)	(2,776)	(12,507)
Income tax expense	(10,657)	(1,070)	(4,091)	(3,202)	(2,445)	(21,465)

Net cash flows	32,905	7,906	8,104	10,911	1,574	61,400
10 percent discount rate	(17,639)	(3,983)	(2,099)	(5,875)	(146)	(29,742)

Discounted future net cash flows(1)	$15,266	$3,923	$6,005	$5,036	$1,428	$31,658

(1)	Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $13.1 billion and $43.0 billion as of December 31, 2015 and 2014, respectively.

(2)	Includes discounted future net cash flows of approximately $1.3 billion and $2.0 billion in 2015 and 2014, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2015	2014	2013
	(In millions)
Sales, net of production costs	$(4,056)	$(10,350)	$(12,271)
Net change in prices and production costs	(21,710)	(1,029)	1,438
Discoveries and improved recovery, net of related costs	1,953	6,297	6,892
Change in future development costs	705	(1,136)	(2,017)
Previously estimated development costs incurred during the period	1,991	4,462	4,654
Revision of quantities	(2,292)	256	500
Purchases of minerals in-place	22	508	227
Accretion of discount	3,642	4,442	4,823
Change in income taxes	7,264	836	855
Sales of properties	(5,240)	(4,780)	(6,232)
Change in production rates and other	(3,343)	(442)	(828)

	$(21,064)	$(936)	$(1,959)

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
2015
Revenues and other	$1,630	$1,977	$1,496	$1,263	$6,366
Expenses(2)(3)	6,134	6,809	7,047	9,133	29,123

Net income (loss) from continuing operations including noncontrolling interest	(4,504)	(4,832)	(5,551)	(7,870)	(22,757)
Net income (loss) from discontinued operations, net of tax	(132)	(732)	(95)	188	(771)

Net income (loss) including noncontrolling interest	$(4,636)	$(5,564)	$(5,646)	$(7,682)	$(23,528)

Net income (loss) attributable to common stock	$(4,651)	$(5,600)	$(5,655)	$(7,213)	$(23,119)

Basic net income (loss) per common share(1):
Net income (loss) from continuing operations	$(11.99)	$(12.89)	$(14.70)	$(19.57)	$(59.16)
Net income (loss) from discontinued operations	(0.35)	(1.94)	(0.25)	0.50	(2.04)

Net income (loss) per share	$(12.34)	$(14.83)	$(14.95)	$(19.07)	$(61.20)

Diluted net income (loss) per common share(1):
Net income (loss) from continuing operations	$(11.99)	$(12.89)	$(14.70)	$(19.57)	$(59.16)
Net income (loss) from discontinued operations	(0.35)	(1.94)	(0.25)	0.50	(2.04)

Net income (loss) per share	$(12.34)	$(14.83)	$(14.95)	$(19.07)	$(61.20)

2014
Revenues and other	$3,388	$3,289	$3,441	$2,683	$12,801
Expenses(2)(3)	2,638	2,732	4,526	6,377	16,273

Net income (loss) from continuing operations including noncontrolling interest	750	557	(1,085)	(3,694)	(3,472)
Net income (loss) from discontinued operations, net of tax	(416)	56	(156)	(1,072)	(1,588)

Net income (loss) including noncontrolling interest	$334	$613	$(1,241)	$(4,766)	$(5,060)

Net income (loss) attributable to common stock	$236	$505	$(1,330)	$(4,814)	$(5,403)

Basic net income (loss) per common share(1):
Net income (loss) from continuing operations	$1.66	$1.17	$(3.08)	$(9.93)	$(9.93)
Net income (loss) from discontinued operations	(1.06)	0.14	(0.42)	(2.85)	(4.13)

Net income (loss) per share	$0.60	$1.31	$(3.50)	$(12.78)	$(14.06)

Diluted net income (loss) per common share(1):
Net income (loss) from continuing operations	$1.65	$1.17	$(3.08)	$(9.93)	$(9.93)
Net income (loss) from discontinued operations	(1.05)	0.14	(0.42)	(2.85)	(4.13)

Net income (loss) per share	$0.60	$1.31	$(3.50)	$(12.78)	$(14.06)

(1)

The sum of the individual quarterly net income per common share amounts may not agree with full-year net income per common share as each quarterly computation is based on the weighted-average number of common shares outstanding during that period.

(2)

In 2015, continuing operating expenses include non-cash write-downs of the Company’s oil and gas properties totaling $16.6 billion, net of tax, in the U.S., Canada, North Sea, and Egypt regions. In 2014, operating expenses include non-cash write-downs of the Company’s oil and gas properties totaling $3.1 billion, net of tax, in the U.S. and North Sea regions.

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3)

In 2015, continuing operating expenses include non-cash asset impairments totaling $1.9 billion, including $1.7 billion for impairment of GTP assets, $148 million for impairment in an equity method investment, and $55 million for inventory write-downs. In 2014, operating expenses include non-cash asset impairments totaling $1.9 billion, including $1.3 billion for the impairment of goodwill, $604 million for the impairment of assets held for sale, and other asset impairments.

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

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,446	$-	$4,937	$-	$6,383
Equity in net income (loss) of affiliates	(7,685)	(1,958)	57	9,586	-
Other	(18)	54	(72)	19	(17)

	(6,257)	(1,904)	4,922	9,605	6,366

OPERATING EXPENSES:
Depreciation, depletion, and amortization	19,496	-	9,876	-	29,372
Asset retirement obligation accretion	15	-	130	-	145
Lease operating expenses	399	-	1,455	-	1,854
Gathering and transportation	35	-	176	-	211
Taxes other than income	103	-	179	-	282
Impairments	112	-	1,808	-	1,920
General and administrative	300	-	58	19	377
Transaction, reorganization, and separation	132	-	-	-	132
Financing costs, net	288	(14)	25	-	299

	20,880	(14)	13,707	19	34,592

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(27,137)	(1,890)	(8,785)	9,586	(28,226)
Provision for income taxes	(4,188)	11	(1,292)	-	(5,469)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
INCLUDING NONCONTROLLING INTEREST	(22,949)	(1,901)	(7,493)	9,586	(22,757)
Net loss from discontinued operations, net of tax	(172)	-	(599)	-	(771)

NET INCOME (LOSS) INCLUDING
NONCONTROLLING INTEREST	(23,121)	(1,901)	(8,092)	9,586	(23,528)
Net income attributable to noncontrolling interest	-	-	(409)	-	(409)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(23,121)	$(1,901)	$(7,683)	$9,586	$(23,119)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(23,121)	$(1,901)	$(7,683)	$9,586	$(23,119)

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$3,399	$-	$9,292	$-	$12,691
Equity in net income (loss) of affiliates	25	(209)	73	111	-
Other	195	55	(145)	5	110

	3,619	(154)	9,220	116	12,801

OPERATING EXPENSES:
Depreciation, depletion, and amortization	5,845	-	3,875	-	9,720
Asset retirement obligation accretion	31	-	123	-	154
Lease operating expenses	509	-	1,729	-	2,238
Gathering and transportation	58	-	215	-	273
Taxes other than income	206	-	371	-	577
Impairments	175	-	1,744	-	1,919
General and administrative	377	-	69	5	451
Transaction, reorganization, and separation	67	-	-	-	67
Financing costs, net	158	(24)	77	-	211

	7,426	(24)	8,203	5	15,610

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(3,807)	(130)	1,017	111	(2,809)
Provision for income taxes	1,472	6	(815)	-	663

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
INCLUDING NONCONTROLLING INTEREST	(5,279)	(136)	1,832	111	(3,472)
Net income from discontinued operations, net of tax	(127)	-	(1,461)	-	(1,588)

NET INCOME (LOSS) INCLUDING
NONCONTROLLING INTEREST	(5,406)	(136)	371	111	(5,060)
Net income attributable to noncontrolling interest	-	-	343	-	343

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(5,406)	$(136)	$28	$111	$(5,403)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(5,407)	$(136)	$28	$111	$(5,404)

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$4,585	$-	$10,186	$-	$14,771
Equity in net income (loss) of affiliates	2,313	17	36	(2,366)	-
Other	(399)	61	9	(4)	(333)

	6,499	78	10,231	(2,370)	14,438

OPERATING EXPENSES:
Depreciation, depletion, and amortization	2,250	-	3,616	-	5,866
Asset retirement obligation accretion	67	-	144	-	211
Lease operating expenses	939	-	1,711	-	2,650
Gathering and transportation	61	-	227	-	288
Taxes other than income	190	-	582	-	772
General and administrative	408	-	77	(4)	481
Acquisition, divestiture, and separation costs	33	-	-	-	33
Financing costs, net	97	5	127	-	229

	4,045	5	6,484	(4)	10,530

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,454	73	3,747	(2,366)	3,908
Provision (benefit) for income taxes	222	20	1,686	-	1,928

NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	2,232	53	2,061	(2,366)	1,980
Net income from discontinued operations, net of tax	-	-	308	-	308

NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	2,232	53	2,369	(2,366)	2,288
Preferred stock dividends	44	-	-	-	44
Net income attributable to noncontrolling interest	-	-	56	-	56

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$2,188	$53	$2,313	$(2,366)	$2,188

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$2,204	$53	$2,313	$(2,366)	$2,204

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
			(In millions)

CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	$395	$18	$2,421	$-	$2,834
CASH PROVIDED BY DISCONTINUED OPERATIONS	-	-	150	-	150

CASH PROVIDED BY OPERATING ACTIVITIES	395	18	2,571	-	2,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,779)	-	(2,799)	-	(4,578)
Additions to gas gathering, transmission, and processing facilities	(156)	-	(77)	-	(233)
Proceeds from sale of Kitimat LNG	-	-	854	-	854
Proceeds from sale of Yara Pilbara	-	-	391	-	391
Leasehold and property acquisitions	(313)	-	(54)	-	(367)
Proceeds from sale of oil and gas properties, other	163	-	105	-	268
Investment in subsidiaries, net	6,363	-	-	(6,363)	-
Other	(34)	-	40	-	6

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	4,244	-	(1,540)	(6,363)	(3,659)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	-	4,335	-	4,335

NET CASH USED IN INVESTING ACTIVITIES	4,244	-	2,795	(6,363)	676

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	(1,570)	-	-	-	(1,570)
Intercompany borrowings	(1,639)	(10)	(4,714)	6,363	-
Payments on fixed rate debt	(939)	-	-	-	(939)
Dividends paid	(377)	-	-	-	(377)
Distributions to noncontrolling interest	-	-	(129)	-	(129)
Other	(3)	-	56	-	53

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(4,528)	(10)	(4,787)	6,363	(2,962)

NET CASH USED IN FINANCING ACTIVITIES	(4,528)	(10)	(4,787)	6,363	(2,962)
NET INCREASE IN CASH AND CASH
EQUIVALENTS	111	8	579	-	698
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	267	-	502	-	769

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$378	$8	$1,081	$-	$1,467

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
			(In millions)

CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	$6,691	$17	$809	$-	$7,517
CASH PROVIDED BY DISCONTINUED OPERATIONS	-	-	944	-	944

CASH PROVIDED BY OPERATING ACTIVITIES	6,691	17	1,753	-	8,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(8,997)	-	(25)	-	(9,022)
Additions to gas gathering, transmission, and processing facilities	49	-	(930)	-	(881)
Proceeds from sale of Deepwater Gulf of Mexico assets	1,360	-	-	-	1,360
Proceeds from sale of Anadarko basin and southern Louisiana assets	1,262	-	-	-	1,262
Leasehold and property acquisitions	(1,087)	-	(388)	-	(1,475)
Proceeds from sale of oil and gas properties	15	-	455	-	470
Investment in subsidiaries, net	1,459	-	-	(1,459)	-
Other	(278)	-	(21)	-	(299)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(6,217)	-	(909)	(1,459)	(8,585)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	-	(219)	-	(219)

NET CASH USED IN INVESTING ACTIVITIES	(6,217)	-	(1,128)	(1,459)	(8,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	1,570	-	(2)	-	1,568
Intercompany borrowings	-	8	(1,479)	1,471	-
Dividends paid	(365)	-	-	-	(365)
Distributions to noncontrolling interest	-	-	(140)	-	(140)
Treasury stock activity, net	(1,864)	-	-	-	(1,864)
Other	(5)	(28)	94	(12)	49

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(664)	(20)	(1,527)	1,459	(752)
NET CASH USED IN DISCONTINUED OPERATIONS	-	-	(42)	-	(42)

NET CASH USED IN FINANCING ACTIVITIES	(664)	(20)	(1,569)	1,459	(794)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(190)	(3)	(944)	-	(1,137)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155	3	1,748	-	1,906

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(35)	$-	$804	$-	$769

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2013

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
			(In millions)

CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	$1,421	$315	$6,949	$-	$8,685
CASH PROVIDED BY DISCONTINUED OPERATIONS	-	-	1,150	-	1,150

CASH PROVIDED BY OPERATING ACTIVITIES	1,421	315	8,099	-	9,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(4,096)	-	(4,567)	-	(8,663)
Additions to gas gathering, transmission, and processing facilities	(124)	-	(340)	-	(464)
Proceeds from divestiture of Gulf of Mexico Shelf properties	3,702	-	-	-	3,702
Leasehold and property acquisitions	(195)	-	(234)	-	(429)
Proceeds from Kitimat LNG transaction, net	-	-	396	-	396
Proceeds from sale of oil and gas properties	-	-	307	-	307
Other	(58)	-	(47)	-	(105)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(771)	-	(4,485)	-	(5,256)
NET CASH USED IN DISCONTINUED OPERATIONS	-	-	(1,860)	-	(1,860)

NET CASH USED IN INVESTING ACTIVITIES	(771)	-	(6,345)	-	(7,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	(501)	-	(8)	-	(509)
Intercompany borrowings	3,056	1	(3,057)	-	-
Payments on fixed rate debt	(1,722)	(350)	-	-	(2,072)
Dividends paid	(360)	-	-	-	(360)
Proceeds from sale of noncontrolling interest	-	-	2,948	-	2,948
Shares repurchased	(997)	-	-	-	(997)
Other	29	37	(45)	-	21

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(495)	(312)	(162)	-	(969)
NET CASH USED IN DISCONTINUED OPERATIONS	-	-	(4)	-	(4)

NET CASH USED IN FINANCING ACTIVITIES	(495)	(312)	(166)	-	(973)

NET INCREASE IN CASH AND CASH EQUIVALENTS	155	3	1,588	-	1,746
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	-	-	160	-	160

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$155	$3	$1,748	$-	$1,906

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
			(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378	$-	$1,089	$-	$1,467
Receivables, net of allowance	314	-	939	-	1,253
Inventories	34	-	536	-	570
Drilling advances	16	-	156	-	172
Prepaid assets and other	102	-	188	-	290
Intercompany receivable	5,212	-	-	(5,212)	-

	6,056	-	2,908	(5,212)	3,752

PROPERTY AND EQUIPMENT, NET	-	-	14,119	-	14,119

OTHER ASSETS:
Intercompany receivable	-	-	10,744	(10,744)	-
Equity in affiliates	16,443	(1,154)	446	(15,735)	-
Deferred charges and other	157	1,001	813	(1,000)	971

	$22,656	$153	$29,030	$(32,691)	$18,842

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$409	$-	$209	$-	$618
Other current liabilities	539	3	681	-	1,223
Intercompany payable	-	-	5,212	(5,212)	-

	948	3	6,102	(5,212)	1,841

LONG-TERM DEBT	8,479	298	-	-	8,777

DEFERRED CREDITS AND OTHER
NONCURRENT LIABILITIES:
Intercompany payable	10,744	-	-	(10,744)	-
Income taxes	(1,285)	4	2,353	-	1,072
Asset retirement obligation	271	-	2,291	-	2,562
Other	933	250	179	(1,000)	362

	10,663	254	4,823	(11,744)	3,996

COMMITMENTS AND CONTINGENCIES APACHE SHAREHOLDERS’ EQUITY	2,566	(708)	16,443	(15,735)	2,566
Noncontrolling interest	-	-	1,662	-	1,662

TOTAL EQUITY	2,566	(708)	18,105	(15,735)	4,228

	$22,656	$(153)	$29,030	$(32,691)	$18,842

APACHE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
			(In millions)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267	$-	$502	$-	$769
Receivables, net of allowance	837	-	1,187	-	2,024
Inventories	24	-	684	-	708
Drilling advances	34	1	353	-	388
Assets held for sale	-	-	1,628	-	1,628
Deferred tax asset	612	-	157	-	769
Prepaid assets and other	32	-	97	-	129
Intercompany receivable	4,939	-	-	(4,939)	-

	6,745	1	4,608	(4,939)	6,415

PROPERTY AND EQUIPMENT, NET	13,940	-	34,136	-	48,076

OTHER ASSETS:
Intercompany receivable	-	-	608	(608)	-
Equity in affiliates	25,791	869	444	(27,104)	-
Deferred charges and other	175	1,002	1,284	(1,000)	1,461

	$46,651	$1,872	$41,080	$(33,651)	$55,952

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$748	$10	$452	$-	$1,210
Other current liabilities	1,042	1	1,411	-	2,454
Intercompany payable	-	-	4,939	(4,939)	-

	1,790	11	6,802	(4,939)	3,664

LONG-TERM DEBT	10,947	298	-	-	11,245

DEFERRED CREDITS AND OTHER
NONCURRENT LIABILITIES:
Intercompany payable	608	-	-	(608)	-
Income taxes	5,076	-	4,423	-	9,499
Asset retirement obligation	211	-	2,837	-	3,048
Other	2,082	250	(973)	(1,000)	359

	7,977	250	6,287	(1,608)	12,906

COMMITMENTS AND CONTINGENCIES APACHE SHAREHOLDERS’ EQUITY	25,937	1,313	25,791	(27,104)	25,937
Noncontrolling interest	-	-	2,200	-	2,200

TOTAL EQUITY	25,937	1,313	27,991	(27,104)	28,137

	$46,651	$1,872	$41,080	$(33,651)	$55,952

Board of Directors

Annell R. Bay (2) (3)

Former Vice President – Global Exploration

Marathon Oil Corporation

John J. Christmann IV

Chief Executive Officer and President

Apache Corporation

Chansoo Joung (1) (2)

Former Partner,

Warburg Pincus LLC

George D. Lawrence (1)

Private Investor; Former Chief Executive Officer,

The Phoenix Resource Companies, Inc.

John E. Lowe

Chairman of the Board, Apache Corporation

Former Executive Vice President,

ConocoPhillips

William C. Montgomery (2) (3)

Managing Director, Quantum Energy Partners

Amy H. Nelson (1)

President and Founder, Greenridge Advisors, LLC

Rodman D. Patton (1)

Former Managing Director,

Merrill Lynch Energy Group

Charles J. Pitman (2) (3)

Former Regional President – Middle East/

Caspian/Egypt/India, BP Amoco plc

Daniel W. Rabun (3)

Former Chairman, Ensco plc

Peter A. Ragauss (1)

Former Senior Vice President and Chief Financial Officer

Baker Hughes Incorporated

Officers

John J. Christmann IV

Chief Executive Officer and President

Stephen J. Riney

Executive Vice President and Chief Financial Officer

Margery M. Harris

Executive Vice President – Human Resources

P. Anthony Lannie

Executive Vice President and General Counsel

W. Kregg Olson

Executive Vice President – Corporate Reservoir Engineering

Timothy J. Sullivan

Executive Vice President – Operations Support

Rebecca A. Hoyt

Senior Vice President – Chief Accounting Officer and Controller

Gary T. Clark

Vice President – Investor Relations

(1)	Audit Committee
(2)	Corporate Governance and Nominating Committee
(3)	Management Development and Compensation Committee

Shareholder Information

Stock Data

	Price Range		Dividends per Share
	High	Low	Declared	Paid
2015
First Quarter	$68.37	$58.46	$0.25	$0.25
Second Quarter	71.40	56.54	0.25	0.25
Third Quarter	56.78	36.20	0.25	0.25
Fourth Quarter	53.94	39.72	0.25	0.25
2014
First Quarter	$87.91	$77.31	$0.25	$0.20
Second Quarter	102.34	81.87	0.25	0.25
Third Quarter	104.57	92.84	0.25	0.25
Fourth Quarter	93.87	54.34	0.25	0.25

The Company has paid cash dividends on its common stock for 51 consecutive years through December 31, 2015. Future dividend payments will depend upon the Company’s level of earnings, financial requirements and other relevant factors.

Apache common stock is listed on the New York and Chicago stock exchanges and the NASDAQ National Market (symbol APA). At January 31, 2016, the Company’s shares of common stock outstanding were held by approximately 4,500 shareholders of record and 289,000 beneficial owners. Also listed on the New York Stock Exchange are Apache Finance Canada’s 7.75% notes, due 2029 (symbol APA/29).

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

Annual Meeting

Apache will hold its annual meeting of shareholders on Thursday, May 12, 2016, at 10:00 a.m. in the Ballroom, Hilton Houston Post Oak, 2001 Post Oak Boulevard, Houston, Texas. Apache plans to web cast the annual meeting live; connect through the Apache web site: www.apachecorp.com

Stock Held in “Street Name”

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

Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated May 14, 2015, as filed with the Secretary of State of Delaware on May 14, 2015 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 20, 2015, SEC File No. 001-04300).

3.3	–	Bylaws of Registrant, as amended February 3, 2016, (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed February 9, 2016, SEC File No. 001-4300).

4.1	–	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

4.2	–	Form of 3.625% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.3	–	Form of 5.250% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).

4.4	–	Form of 5.100% Notes due 2040 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated August 17, 2010, filed on August 20, 2010, SEC File No. 001-4300).

4.5	–	Form of 1.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.6	–	Form of 3.25% Note due 2022 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
4.7	–	Form of 4.75% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).

4.8	–	Form of 2.625% Notes due 2023 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

4.9	–	Form of 4.250% Notes due 2044 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).

4.10	–

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

4.18	–

Senior Indenture, dated May 19, 2011, among Apache Finance Pty Ltd, Apache Corporation, as guarantor, and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Finance Pty Ltd and the related guarantees (incorporated by reference to Exhibit 4.16 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.19	–

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

4.21	–

Form of Apache Corporation November 10, 2010 Second Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

4.22	–

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

EXHIBIT NO.		DESCRIPTION
10.3	–

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

10.7	–

Credit Agreement, dated as of June 4, 2015 among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and Royal Bank of Canada, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Bank, National Association, and Mizuho Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 9, 2015, SEC File No. 001-04300).

10.8	–

First Amendment to Credit Agreement, dated as of September 9, 2015, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto, amending Credit Agreement, dated as of June 4, 2015 among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and Royal Bank of Canada, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Bank, National Association, and Mizuho Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, SEC File No. 001-04300).

EXHIBIT NO.		DESCRIPTION
*10.9	–

Second Amendment to Credit Agreement, dated as of February 22, 2016, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto, amending Credit Agreement, dated as of June 4, 2015, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and Royal Bank of Canada, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Bank, National Association, and Mizuho Bank, Ltd., as Co-Documentation Agents.

*10.10	–

Credit Agreement, dated as of February 22, 2016, among Apache Corporation, the lenders party thereto, the issuing banks party thereto, J.P. Morgan Europe Limited, as Administrative Agent, HSBC Bank USA, National Association, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, New York Branch, and Bank of Montreal, as Co-Syndication Agents, and Deutsche Bank AG New York Branch and Société Générale, as Co-Documentation Agents.

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

*†10.15	–	Apache Corporation 401(k) Savings Plan, as amended and restated, dated March 17, 2015, effective January 31, 2014.

†10.16	–

Amendment to Apache Corporation 401(k) Savings Plan, dated April 17, 2014 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300.)

†10.17	–

Amendment to Apache Corporation 401(k) Savings Plan, dated May 16, 2014 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

*†10.18	–	Amendment to Apache Corporation 401(k) Savings Plan, effective February 3, 2016.

†10.19	–

Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated, dated July 16, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.20	–

Non-Qualified Restorative Retirement Savings Plan of Apache Corporation, as amended and restated, dated July 16, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

*†10.21	–	Apache Corporation 2011 Omnibus Equity Compensation Plan, as amended and restated December 15, 2015.

†10.22	–

Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated May 4, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.23	–

Apache Corporation 2003 Stock Appreciation Rights Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, SEC File No. 001-4300).

†10.24	–

Apache Corporation 2005 Stock Option Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, Commission File No. 001-4300).

†10.25	–

Apache Corporation Income Continuance Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

†10.26	–

Apache Corporation Deferred Delivery Plan, as amended and restated November 11, 2013 (incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, SEC File No. 001-4300).

†10.27	–

Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated July 16, 2014, effective July 1, 2014 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.28	–

Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated May 14, 2015 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-4300).

†10.29	–

Apache Corporation Outside Directors’ Retirement Plan, as amended and restated July 16, 2014, effective June 30, 2014 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.30	–

Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 001-4300).

†10.31	–

Apache Corporation Non-Employee Directors’ Restricted Stock Units Program, as amended and restated July 16, 2014, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.32	–

Apache Corporation Non-Employee Directors’ Restricted Stock Units Program, as amended and restated May 14, 2015 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-4300).

†10.33	–

Apache Corporation Outside Directors’ Deferral Program, effective July 16, 2014, pursuant to Apache Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.34	–

Employment Agreement between Registrant and G. Steven Farris, dated June 6, 1988, and First Amendment, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.35	–

Retirement Agreement, dated January 19, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

†10.36	–

Employee Release and Settlement Agreement, dated February 11, 2014, between Registrant and Roger B. Plank (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

†10.37	–

Employee Release and Settlement Agreement, effective August 31, 2014, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.38	–

Employee Resignation Agreement, effective October 13, 2014, between Registrant and Alfonso Leon (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.39	–

Apache Corporation Executive Termination Policy (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, SEC File No. 001-4300).

†10.40	–

2015 Employee Release and Settlement Agreement between Registrant and Michael S. Bahorich, dated April 8, 2015 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-4300).

*†10.41	–	2016 Employee Release and Settlement Agreement between Registrant and Thomas E. Voytovich, effective November 30, 2015.

†10.42	–

Restricted Stock Unit Award Agreement, dated May 8, 2008, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008, SEC File No. 001-4300).

†10.43	–

Form of Restricted Stock Unit Award Agreement, dated February 12, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 12, 2009, filed February 18, 2009, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.44	–

Form of Restricted Stock Unit Award Agreement, dated November 18, 2009 (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.45	–

Form of Restricted Stock Unit Grant Agreement, dated May 6, 2009 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.46	–	Form of Stock Option Award Agreement, dated May 6, 2009 (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).

†10.47	–	Form of 2010 Performance Program Agreement, dated January 15, 2010 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.48	–

Form of First Amendment, effective May 5, 2010, to 2010 Performance Program Agreement, dated January 15, 2010 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 11, 2010, SEC File No. 001-4300).

†10.49	–

Form of Restricted Stock Unit Award Agreement, dated January 15, 2010 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 19, 2010, SEC File No. 001-4300).

†10.50	–	Form of 2011 Performance Program Agreement, dated January 7, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2011, SEC File No. 001-4300).

†10.51	–

Restricted Stock Unit Award Agreement, dated February 9, 2011, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 14, 2011, SEC File No. 001-4300).

†10.52	–	Form of 2012 Performance Program Agreement, dated January 11, 2012 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 13, 2012, SEC File No. 001-4300).

†10.53	–	Form of 2013 Performance Program Agreement, dated January 9, 2013 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 11, 2013, SEC File No. 001-4300).

†10.54	–

Form of 2014 Performance Agreement (Total Shareholder Return), dated January 9, 2014 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.55	–

Form of 2014 Performance Agreement (Business Performance), dated February 3, 2014 (incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.56	–

Form of 2015 Performance Share Program Award Notice and Agreement, dated February 19, 2015 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-4300).

†10.57	–

Restricted Stock Unit Award Agreement between Registrant and John J. Christmann, dated February 18, 2015 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.58	–

2015 Long Term Cash Performance Program Award Notice and Agreement between Registrant and Stephen J. Riney, dated April 8, 2015 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-4300).

*†10.59	–	Form of 2016 Performance Share Program Award Notice and Agreement, dated January 7, 2016.

*†10.60	–	Form of Restricted Stock Unit Award Agreement, dated February 3, 2016.

*†10.61	–	Form of Stock Option Award Agreement, dated February 3, 2016.

†10.62	–

Amendments of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), dated February 13, 2014, between Registrant and Roger B. Plank (incorporated by reference to Exhibits 10.3 and 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

†10.63	–

Amendment to Restricted Stock Unit Awards, dated February 13, 2014, between Registrant and Roger B. Plank (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

†10.64	–

Amendment of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), effective August 31, 2014, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.65	–

Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), effective August 31, 2014, between Registrant and Thomas P. Chambers (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.66	–

Amendment of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), effective October 9, 2014, between Registrant and Alfonso Leon (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.67	–

Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), effective October 9, 2014, between Registrant and Alfonso Leon (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, SEC File No. 001-4300).

†10.68	–

Amendment of Stock Option Grants (2011 Omnibus Equity Compensation Plan), dated January 20, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

†10.69	–

Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), dated January 20, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.64 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.70	–

Amendment of 2014 Performance Program (Business Performance) Award (2011 Omnibus Compensation Plan), dated January 20, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.65 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

†10.71	–

Amendment of 2014 Performance Program (Business Performance) Award (2011 Omnibus Equity Compensation Plan), effective June 30, 2015, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-04300).

†10.72	–

Amendment of Restricted Stock Unit Awards (2011 Omnibus Equity Compensation Plan), effective June 30, 2015, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-04300).

†10.73	–

Amendment of Stock Option Grants (2011 Omnibus Equity Compensation Plan), effective June 30, 2015, between Registrant and Michael S. Bahorich (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-04300).

*†10.74	–	Amendment of 2014 Performance Program (Business Performance) Award (2011 Omnibus Equity Compensation Plan), effective November 30, 2015, between Registrant and Thomas E. Voytovich.

*†10.75	–	Amendment of Restricted Stock Unit Awards (2011 Omnibus Equity Compensation Plan), effective November 30, 2015, between Registrant and Thomas E. Voytovich.

*†10.76	–	Amendment of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), effective November 30, 2015, between Registrant and Thomas E. Voytovich.

*†10.77	–	Amendment of Stock Option Grants (2005 Stock Option Plan), effective November 30, 2015, between Registrant and Thomas E. Voytovich.

*12.1	–	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

14.1	–	Code of Business Conduct dated January 20, 2015 (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

*21.1	–	Subsidiaries of Registrant

*23.1	–	Consent of Ernst & Young LLP

*23.2	–	Consent of Ryder Scott Company, L.P., Petroleum Consultants

*24.1	–	Power of Attorney (included as a part of the signature pages to this report)

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.

*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.

EXHIBIT NO.		DESCRIPTION
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

*99.1	–	Report of Ryder Scott Company, L.P., Petroleum Consultants

*101.INS	–	XBRL Instance Document.

*101.SCH	–	XBRL Taxonomy Schema Document.

*101.CAL	–	XBRL Calculation Linkbase Document.

*101.LAB	–	XBRL Label Linkbase Document.

*101.PRE	–	XBRL Presentation Linkbase Document.

*101.DEF	–	XBRL Definition Linkbase Document.

*	Filed herewith.

†	Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.

NOTE: Debt instruments of the Registrant defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of the Registrant’s consolidated assets have been omitted and will be provided to the Commission upon request.

