Form 10-Q
period 2016-03-31
APACHE CORP
filed 2016-05-06
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-4300

APACHE CORPORATION
(exact name of registrant as specified in its charter)
    ________________________________________________________________

Delaware	41-0747868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400
(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (713) 296-6000
________________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2016	378,533,597

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

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our first-quarter 2016 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2016	2015
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$795	$1,280
Gas revenues	223	300
Natural gas liquids revenues	42	58
	1,060	1,638
Other	(8)	(8)
	1,052	1,630
OPERATING EXPENSES:
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	552	999
Additional	488	7,220
Other assets	42	83
Asset retirement obligation accretion	38	36
Lease operating expenses	378	481
Gathering and transportation	52	56
Taxes other than income	11	74
General and administrative	93	82
Transaction, reorganization, and separation	15	54
Financing costs, net	90	69
	1,759	9,154
NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(707)	(7,524)
Current income tax provision (benefit)	35	(85)
Deferred income tax benefit	(181)	(2,935)
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(561)	(4,504)
Net loss from discontinued operations, net of tax	—	(132)
NET LOSS INCLUDING NONCONTROLLING INTEREST	(561)	(4,636)
Net income (loss) attributable to noncontrolling interest	(72)	15
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(489)	$(4,651)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net loss from continuing operations attributable to common shareholders	$(489)	$(4,519)
Net loss from discontinued operations	—	(132)
Net loss attributable to common shareholders	$(489)	$(4,651)
NET LOSS PER COMMON SHARE:
Basic net loss from continuing operations per share	$(1.29)	$(11.99)
Basic net loss from discontinued operations per share	—	(0.35)
Basic net loss per share	$(1.29)	$(12.34)
DILUTED NET LOSS PER COMMON SHARE:
Diluted net loss from continuing operations per share	$(1.29)	$(11.99)
Diluted net loss from discontinued operations per share	—	(0.35)
Diluted net loss per share	$(1.29)	$(12.34)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	378	377
Diluted	378	377
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.25
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(561)	$(4,636)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	132
Depreciation, depletion, and amortization	1,082	8,302
Asset retirement obligation accretion	38	36
Benefit from deferred income taxes	(181)	(2,935)
Other	57	(3)
Changes in operating assets and liabilities:
Receivables	135	247
Inventories	10	22
Drilling advances	(17)	(169)
Deferred charges and other	(79)	(102)
Accounts payable	(75)	(190)
Accrued expenses	(106)	(204)
Deferred credits and noncurrent liabilities	(27)	77
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	276	577
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	73
NET CASH PROVIDED BY OPERATING ACTIVITIES	276	650

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(583)	(1,627)
Leasehold and property acquisitions	(19)	(91)
Additions to gas gathering, transmission, and processing facilities	—	(63)
Other, net	10	(72)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(592)	(1,853)
NET CASH USED IN DISCONTINUED OPERATIONS	—	(265)
NET CASH USED IN INVESTING ACTIVITIES	(592)	(2,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	—	1,028
Distributions to noncontrolling interest	(54)	(21)
Dividends paid	(95)	(94)
Other	2	15
NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	(147)	928
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(147)	928

NET DECREASE IN CASH AND CASH EQUIVALENTS	(463)	(540)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,467	769
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,004	$229

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$126	$89
Income taxes paid, net of refunds	84	142
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2016	December 31, 2015
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,004	$1,467
Receivables, net of allowance	1,120	1,253
Inventories	547	570
Drilling advances	190	172
Prepaid assets and other	361	290
	3,222	3,752
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	89,685	89,069
Unproved properties and properties under development, not being amortized	2,499	2,611
Gathering, transmission and processing facilities	1,048	1,052
Other	1,094	1,093
	94,326	93,825
Less: Accumulated depreciation, depletion, and amortization	(80,784)	(79,706)
	13,542	14,119
OTHER ASSETS:
Deferred charges and other	915	910
	$17,679	$18,781
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$571	$618
Other current liabilities (Note 3)	1,027	1,223
	1,598	1,841
LONG-TERM DEBT	8,718	8,716
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	891	1,072
Asset retirement obligation	2,586	2,562
Other	332	362
	3,809	3,996
COMMITMENTS AND CONTINGENCIES (Note 7)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 411,708,123 and 411,218,105 shares issued, respectively	257	257
Paid-in capital	12,407	12,467
Accumulated deficit	(7,642)	(7,153)
Treasury stock, at cost, 33,175,728 and 33,183,930 shares, respectively	(2,888)	(2,889)
Accumulated other comprehensive loss	(116)	(116)
APACHE SHAREHOLDERS’ EQUITY	2,018	2,566
Noncontrolling interest	1,536	1,662
TOTAL EQUITY	3,554	4,228
	$17,679	$18,781
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	APACHE SHAREHOLDERS’ EQUITY	Non Controlling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2014	$256	$12,438	$16,249	$(2,890)	$(116)	$25,937	$2,200	$28,137
Net income (loss)	—	—	(4,651)	—	—	(4,651)	15	(4,636)
Distributions to noncontrolling interest	—	—	—	—	—	—	(21)	(21)
Common dividends ($0.25 per share)	—	—	(94)	—	—	(94)	—	(94)
Common stock activity, net	—	18	—	—	—	18	—	18
Treasury stock activity, net	—	—	—	1	—	1	—	1
BALANCE AT MARCH 31, 2015	$256	$12,456	$11,504	$(2,889)	$(116)	$21,211	$2,194	$23,405
BALANCE AT DECEMBER 31, 2015	$257	$12,467	$(7,153)	$(2,889)	$(116)	$2,566	$1,662	$4,228
Net loss	—	—	(489)	—	—	(489)	(72)	(561)
Distributions to noncontrolling interest	—	—	—	—	—	—	(54)	(54)
Common dividends ($0.25 per share)	—	(95)	—	—	—	(95)	—	(95)
Other	—	35	—	1	—	36	—	36
BALANCE AT MARCH 31, 2016	$257	$12,407	$(7,642)	$(2,888)	$(116)	$2,018	$1,536	$3,554
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which contains a summary of the Company’s significant accounting policies and other disclosures.
The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-period presentation. During the second quarter of 2015, Apache completed the sale of its Australian LNG business and oil and gas assets. Results of operations and consolidated cash flows for the divested Australia assets are reflected as discontinued operations in the Company’s financial statements for all periods presented. For more information regarding these divestitures, please refer to Note 2—Acquisitions and Divestitures. In the first quarter of 2016, the Company retrospectively adopted a new accounting standard update for all periods presented which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability, consistent with debt discounts. For more information regarding this update, please refer to Note 5—Debt and Financing Costs.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2016, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates with regard to these financial statements include the fair value determination of acquired assets and liabilities, the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom, the assessment of asset retirement obligations, and the estimate of income taxes. Actual results could differ from those estimates.
Oil and Gas Property
The Company follows the full-cost method of accounting for its oil and gas property. Under this method of accounting, all costs incurred for both successful and unsuccessful exploration and development activities, including salaries, benefits and other internal costs directly identified with these activities, and oil and gas property acquisitions are capitalized. The net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for designated cash flow hedges. Estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements. For a discussion of the calculation of estimated future net cash flows, please refer to Note 14—Supplemental Oil and Gas Disclosures to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as “Additional depreciation, depletion, and amortization” (DD&A) in the accompanying statement of consolidated operations. Such limitations are imposed separately on a country-by-country basis and are tested quarterly. The following tables present non-cash write-downs of the carrying value of the Company’s proved oil and gas properties by country for the first quarters of 2016 and 2015:

	For the Quarter Ended March 31, 2016		For the Quarter Ended March 31, 2015
	Before tax	After tax	Before tax	After tax
	(In millions)
U.S.	$—	$—	$5,235	$3,377
Canada	—	—	1,353	1,011
North Sea	325	162	632	316
Egypt	163	163	—	—
Total write-downs	$488	$325	$7,220	$4,704

New Pronouncements Issued But Not Yet Adopted
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, which seeks to simplify accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard requires the Company to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted and if an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09. The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The guidance requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, which provides further clarification on the principal versus agent evaluation. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company is currently evaluating the level of effort needed to implement the standard, the impact of adopting this standard on its consolidated financial statements, and whether to use the full retrospective approach or the modified retrospective approach.

2.	ACQUISITIONS AND DIVESTITURES
2015 Activity
Yara Pilbara Holdings Pty Limited Sale
In October 2015, Apache's subsidiaries sold its 49 percent interest in Yara Pilbara Holdings Pty Limited (YPHPL) for total cash proceeds of $391 million. The investment in YPHPL was accounted for under the equity method of accounting, with the balance recorded as a component of “Deferred charges and other” in the Company's consolidated balance sheet and the results of operations recorded as a component of “Other” under “Revenue and other” in the Company’s statement of consolidated operations. As of September 30, 2015, Apache recognized an impairment of $148 million on the YPHPL equity investment based on negotiated sales proceeds. No additional gain or loss was recorded upon completion of the sale.
Canada Divestiture
In April 2015, Apache's subsidiaries completed the sale of its 50 percent interest in the Kitimat LNG project and related upstream acreage in the Horn River and Liard natural gas basins to Woodside Petroleum Limited (Woodside). Proceeds at closing were $854 million, of which approximately $344 million were associated with LNG assets and $510 million were associated with upstream assets. The proceeds are subject to post-closing adjustments. For additional details related to post-closing adjustments, please see Note 7—Commitments and Contingencies.
The Kitimat LNG assets were impaired in the fourth quarter of 2014, and no material gain or loss was recognized for the LNG assets upon completion of the sale. No gain or loss was recognized on the sale of the upstream assets. In accordance with full cost accounting rules, sales of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves.
Australia Divestitures
Woodside Sale In April 2015, Apache's subsidiaries completed the sale of its interest in the Wheatstone LNG project and associated upstream oil and gas assets to Woodside. Proceeds at closing were $2.8 billion, of which approximately $1.4 billion were associated with LNG assets and $1.4 billion were associated with the upstream assets. The proceeds are subject to post-closing adjustments. For additional details related to post-closing adjustments, please see Note 7—Commitments and Contingencies.
The Wheatstone LNG assets were impaired in the fourth quarter of 2014 and no material gain or loss was recognized on the disposal of the LNG project. A loss of approximately $922 million was recognized on the sale of the Australian upstream assets.
Consortium Sale In June 2015, Apache's subsidiaries completed the sale of the Company's Australian subsidiary Apache Energy Limited (AEL) to a consortium of private equity funds managed by Macquarie Capital Group Limited and Brookfield Asset Management Inc. Total proceeds of $1.9 billion included customary, post-closing adjustments for the period between the effective date, October 1, 2014, and closing. A loss of approximately $1.3 billion was recognized for the sale of AEL.

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

	For the Quarter Ended March 31,
	2016	2015
	(In millions)
Revenues and other from discontinued operations	$—	$187
Income from divested Australian operations	$—	$35
Income tax expense	—	(167)
Loss from Australian discontinued operations, net of tax	$—	$(132)

Leasehold and Property Acquisitions
During the first quarter of 2015, Apache completed $91 million of leasehold and property acquisitions primarily in our North America onshore regions.
Transaction, Reorganization, and Separation
During the first quarter of 2015, Apache recorded $54 million in expense related to various asset transactions, company reorganization, and employee separation.

3.	OTHER CURRENT LIABILITIES
The following table provides detail of our other current liabilities as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In millions)
Accrued operating expenses	$125	$139
Accrued exploration and development	537	637
Accrued compensation and benefits	75	166
Accrued interest	108	144
Accrued income taxes	81	47
Current debt	1	1
Current asset retirement obligation	36	36
Other	64	53
Total Other current liabilities	$1,027	$1,223

4.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the three-month period ended March 31, 2016:

(In millions)
Asset retirement obligation at December 31, 2015	$2,598
Liabilities incurred	1
Liabilities settled	(15)
Accretion expense	38
Asset retirement obligation at March 31, 2016	2,622
Less current portion	36
Asset retirement obligation, long-term	$2,586

5.	DEBT AND FINANCING COSTS
The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Commercial paper and committed bank facilities	$—	$—	$—	$—
Notes and debentures	8,719	8,561	8,717	8,330
Total Debt	$8,719	$8,561	$8,717	$8,330

The Company’s debt is recorded at the carrying amount, net of related unamortized discount and debt issuance costs, on its consolidated balance sheet. The carrying amount of the Company’s commercial paper, committed bank facilities, and uncommitted bank lines approximates fair value because the interest rates are variable and reflective of market rates. Apache uses a market approach to determine the fair value of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).

As of March 31, 2016, the Company had a $3.5 billion five-year revolving credit facility which matures in June 2020. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its $3.5 billion commercial paper program. The commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of March 31, 2016, the Company had no debt outstanding under commercial paper, committed bank facilities, and uncommitted bank lines.

As of March 31, 2016, the Company had a £900 million three-year letter of credit facility which matures in February 2019. The facility is available for letters of credit and loans to cash collateralize letter of credit obligations to the extent letters of credit are unavailable under the facility.

In April 2015, the FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability. The Company adopted this update in the first quarter of 2016 and applied the changes retrospectively for all periods presented. At December 31, 2015, the Company had debt issuance costs of $61 million classified as a long-term asset as a component of "deferred charges and other" on the balance sheet that have been netted against "long-term debt" in these unaudited interim financial statements. As of March 31, 2016, long-term debt is presented net of debt issuance costs of $59 million.
Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended March 31,
	2016	2015
	(In millions)
Interest expense	$116	$128
Amortization of deferred loan costs	1	2
Capitalized interest	(26)	(58)
Interest income	(1)	(3)
Financing costs, net	$90	$69

6.	INCOME TAXES
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
During the first quarter of 2016, Apache’s effective income tax rate was primarily impacted by an increase in the valuation allowances on U.S. and Canadian deferred tax assets. During the first quarter of 2015, Apache’s effective tax rate was primarily impacted by a $619 million discrete deferred tax benefit associated with a reduction in the U.K. statutory income tax rate from 62 percent to 50 percent.

7.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of March 31, 2016, the Company has an accrued liability of approximately $14 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on each of the Legal Matters described below, please see Note 8—Commitments and Contingencies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Argentine Environmental Claims and Argentina Tariff
No material change in the status of the YPF Sociedad Anónima and Pioneer Natural Resources Company indemnities matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2015 fiscal year.
Louisiana Restoration
As more fully described in Apache’s Annual Report on Form 10-K for its 2015 fiscal year, numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either express or implied lease terms or Louisiana law, the companies are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup.
In respect of three lawsuits filed by the Parish of Plaquemines against the Company and other oil and gas producers in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana (captioned Parish of Plaquemines v. Rozel Operating Company et al., Docket No. 60-996; Parish of Plaquemines v. Apache Oil Corporation et al., Docket No. 61-000; and Parish of Plaquemines v. HHE Energy Company et al., Docket No. 60-983), in April 2016 the Plaquemines Parish Council reversed course and decided not to dismiss the lawsuits. The Louisiana Attorney General has announced his intention to intervene in the three Plaquemines Parish proceedings and in the Cameron Parish proceedings in the Parish’s 38th Judicial District Court, captioned Parish of Cameron v. BEPCO, L.P., et al., Docket No. 10-19572; Parish of Cameron v. BP America Production Company et al., Docket No. 10-19576; Parish of Cameron v. Apache Corporation (of Delaware) et al., Docket No. 10-19579; Parish of Cameron v. Atlantic Richfield Company et al., Docket No. 10-19577; Parish of Cameron v. Alpine Exploration Companies, Inc., et al., Docket No. 19580; and Parish of Cameron v. Auster Oil and Gas, Inc., et al, Docket No. 10-19582.
No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2015 fiscal year.

Apollo Exploration Lawsuit
In a fourth amended petition filed on March 21, 2016, in a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs have reduced their alleged damages to approximately $500 million (having previously claimed in excess of $1.1 billion) relating to certain purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. Apache believes that plaintiffs’ claims lack merit, and further that plaintiffs’ alleged damages, even as amended, are grossly inflated. Apache will vigorously oppose the claims. No other material change in the status of these matters has occurred since the filing of Apache's Annual Report on Form 10-K for its 2015 fiscal year.

Escheat Audits
There has been no other material change with respect to the review of the books and records of the Company and its subsidiaries and related entities by the State of Delaware, Department of Finance (Unclaimed Property), to determine compliance with the Delaware Escheat Laws, since the filing of Apache’s Annual Report on Form 10-K for its 2015 fiscal year.
Burrup-Related Gas Supply Lawsuits
In the cases captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653 and Pankaj Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2012 01995, in the Supreme Court of Victoria, trial is set to commence on May 30, 2016. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2015 fiscal year.
Environmental Matters
As of March 31, 2016, the Company had an undiscounted reserve for environmental remediation of approximately $56 million. The Company is not aware of any environmental claims existing as of March 31, 2016, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

With respect to the summons and information containing charges relating to a leak of produced water in the Zama area that occurred on or between October 3 and October 25, 2013, and the summons and information containing charges relating to a leak of produced water in the Belloy Field operating area that occurred on or about January 20, 2014, the Company does not expect the economic impact of these incidents to have a material effect on the Company’s financial position, results of operations, or liquidity. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2015 fiscal year.
LNG Divestiture Dispute

In respect of the purchase by Woodside of the Wheatstone and Kitimat LNG projects and accompanying upstream oil and gas reserves from the Company and its subsidiaries, several court proceedings are pending in the Supreme Court of Western Australia (Case Nos. 2315 of 2015, 2798 of 2015, 1504 of 2016, 1520 of 2016, and 1521 of 2016) concerning or arising out of the Wheatstone sale and purchase agreement, including whether certain amounts are due and owing Apache from Woodside and whether certain of Woodside’s purchase price adjustment claims are time-barred. In addition, Woodside is attempting to commence third party expert determination proceedings at the ICC International Centre for ADR in respect of certain aspects of its purchase price adjustment claims. The Company believes that under the terms of the sale and purchase agreements, Woodside’s requests for payment of purchase price adjustments lack merit and further that Woodside must reimburse Apache certain costs relating to Wheatstone and Kitimat; therefore, the Company has not recorded a liability associated with this dispute. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for its 2015 fiscal year.

8.	CAPITAL STOCK
Net Loss per Common Share
A reconciliation of the components of basic and diluted net loss per common share for the quarters ended March 31, 2016 and 2015 is presented in the table below.

	For the Quarter Ended March 31,
	2016			2015
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Loss from continuing operations	$(489)	378	$(1.29)	$(4,519)	377	$(11.99)
Loss from discontinued operations	—	378	—	(132)	377	(0.35)
Loss attributable to common stock	$(489)	378	$(1.29)	$(4,651)	377	$(12.34)
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	—	$—
Diluted:
Loss from continuing operations	$(489)	378	$(1.29)	$(4,519)	377	$(11.99)
Loss from discontinued operations	—	378	—	(132)	377	(0.35)
Loss attributable to common stock	$(489)	378	$(1.29)	$(4,651)	377	$(12.34)

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 7.1 million and 9.1 million for the quarters ended March 31, 2016 and 2015, respectively.
Common Stock Dividends
For the quarters ended March 31, 2016, and 2015, Apache paid $95 million and $94 million, respectively, in dividends on its common stock.
Stock Repurchase Program
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through December 31, 2015, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company is not obligated to acquire any specific number of shares and has not purchased any shares during 2016.

9.	BUSINESS SEGMENT INFORMATION
Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil, and natural gas liquids. At March 31, 2016, the Company had production in four geographic areas: the United States, Canada, Egypt, and offshore the United Kingdom in the North Sea (North Sea). Apache also pursues exploration interests in other areas that may, over time, result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt(1)	North Sea	Other International	Total(3)
	(In millions)
For the Quarter Ended March 31, 2016
Oil and Gas Production Revenues	$409	$83	$365	$203	$—	$1,060
Operating Income (Loss)(2)	$58	$(41)	$(206)	$(312)	$—	$(501)
Other Income (Expense):
Other						(8)
General and administrative						(93)
Transaction, reorganization, and separation						(15)
Financing costs, net						(90)
Loss From Continuing Operations Before Income Taxes						$(707)
Total Assets	$6,990	$1,380	$5,592	$3,653	$64	$17,679

For the Quarter Ended March 31, 2015
Oil and Gas Production Revenues	$660	$133	$532	$313	$—	$1,638
Operating Income (Loss)(2)	$(5,320)	$(1,430)	$102	$(663)	$—	$(7,311)
Other Income (Expense):
Other						(8)
General and administrative						(82)
Transaction, reorganization, and separation						(54)
Financing costs, net						(69)
Loss From Continuing Operations Before Income Taxes						$(7,524)
Total Assets	$21,577	$5,288	$7,247	$5,376	$118	$39,606

(1)	Includes a noncontrolling interest in Egypt.

(2)
Operating Income (Loss) consists of oil and gas production revenues less depreciation, depletion, and amortization, asset retirement obligation accretion, lease operating expenses, gathering and transportation costs, and taxes other than income. The operating income (loss) of North Sea and Egypt for the first quarter of 2016 includes non-cash write-downs of each region’s carrying value of oil and gas properties of $325 million and $163 million, respectively. The operating income (loss) of U.S., Canada, and North Sea for the first quarter of 2015 includes non-cash write-downs of each region’s carrying value of oil and gas properties of $5.2 billion, $1.4 billion, and $632 million, respectively.

(3)	Amounts for 2015 have been restated to exclude Australia discontinued operations.

10.	SUPPLEMENTAL GUARANTOR INFORMATION
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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$217	$—	$843	$—	$1,060
Equity in net income of affiliates	(414)	(47)	—	461	—
Other	151	12	(171)	—	(8)
	(46)	(35)	672	461	1,052
OPERATING EXPENSES:
Depreciation, depletion, and amortization	428	—	654	—	1,082
Asset retirement obligation accretion	4	—	34	—	38
Lease operating expenses	78	—	300	—	378
Gathering and transportation	8	—	44	—	52
Taxes other than income	21	—	(10)	—	11
General and administrative	77	—	16	—	93
Transaction, reorganization, and separation	15	—	—	—	15
Financing costs, net	67	10	13	—	90
	698	10	1,051	—	1,759
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(744)	(45)	(379)	461	(707)
Provision (benefit) for income taxes	(12)	2	(136)	—	(146)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(732)	(47)	(243)	461	(561)
Net income (loss) from discontinued operations, net of tax	—	—	—	—	—
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(732)	(47)	(243)	461	(561)
Net loss attributable to noncontrolling interest	—	—	(72)	—	(72)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(732)	$(47)	$(171)	$461	$(489)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$365	$—	$1,273	$—	$1,638
Equity in net income (loss) of affiliates	(1,085)	(654)	1	1,738	—
Other	(40)	14	18	—	(8)
	(760)	(640)	1,292	1,738	1,630
OPERATING EXPENSES:
Depreciation, depletion, and amortization	5,499	—	2,803	—	8,302
Asset retirement obligation accretion	4	—	32	—	36
Lease operating expenses	124	—	357	—	481
Gathering and transportation	9	—	47	—	56
Taxes other than income	34	—	40	—	74
General and administrative	64	—	18	—	82
Transaction, reorganization, and separation	54	—	—	—	54
Financing costs, net	52	10	7	—	69
	5,840	10	3,304	—	9,154
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,600)	(650)	(2,012)	1,738	(7,524)
Provision (benefit) for income taxes	(1,949)	3	(1,074)	—	(3,020)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(4,651)	(653)	(938)	1,738	(4,504)
Net loss from discontinued operations, net of tax	—	—	(132)	—	(132)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(4,651)	(653)	(1,070)	1,738	(4,636)
Net income attributable to noncontrolling interest	—	—	15	—	15
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(4,651)	$(653)	$(1,085)	$1,738	$(4,651)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY OPERATING ACTIVITIES	81	11	184	—	276
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(118)	—	(465)	—	(583)
Leasehold and property acquisitions	(19)	—	—	—	(19)
Additions to gas gathering, transmission, and processing facilities	1	—	(1)	—	—
Investment in subsidiaries, net	(6)	—	—	6	—
Other	(34)	—	44	—	10
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(176)	—	(422)	6	(592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany borrowings	—	(7)	13	(6)	—
Distributions to noncontrolling interest	—	—	(54)	—	(54)
Dividends paid	(95)	—	—	—	(95)
Other	1	(4)	5	—	2
NET CASH USED IN FINANCING ACTIVITIES	(94)	(11)	(36)	(6)	(147)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(189)	—	(274)	—	(463)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	378	—	1,089	—	1,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$189	$—	$815	$—	$1,004

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$(396)	$(3)	$976	$—	$577
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	73	—	73
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(396)	(3)	1,049	—	650
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(771)	—	(856)	—	(1,627)
Leasehold and property acquisitions	(92)	—	1	—	(91)
Additions to gas gathering, transmission, and processing facilities	(22)	—	(41)	—	(63)
Investment in subsidiaries, net	105	—	—	(105)	—
Other	(18)	—	(54)	—	(72)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(798)	—	(950)	(105)	(1,853)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(265)	—	(265)
NET CASH USED IN INVESTING ACTIVITIES	(798)	—	(1,215)	(105)	(2,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	1,028	—	—	—	1,028
Intercompany borrowings	—	(1)	(104)	105	—
Distributions to noncontrolling interest	—	—	(21)	—	(21)
Dividends paid	(94)	—	—	—	(94)
Other	2	4	9	—	15
NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	936	3	(116)	105	928
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	—	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	936	3	(116)	105	928
NET DECREASE IN CASH AND CASH EQUIVALENTS	(258)	—	(282)	—	(540)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	267	—	502	—	769
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$—	$220	$—	$229

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$189	$—	$815	$—	$1,004
Receivables, net of allowance	314	—	806	—	1,120
Inventories	34	—	513	—	547
Drilling advances	15	—	175	—	190
Deferred tax asset	(28)	—	28	—	—
Prepaid assets and other	199	—	162	—	361
Intercompany receivable	5,330	—	—	(5,330)	—
	6,053	—	2,499	(5,330)	3,222
PROPERTY AND EQUIPMENT, NET	—	—	13,542	—	13,542
OTHER ASSETS:
Intercompany receivable	—	—	9,385	(9,385)	—
Equity in affiliates	15,530	(1,205)	438	(14,763)	—
Deferred charges and other	99	1,000	816	(1,000)	915
	$21,682	$(205)	$26,680	$(30,478)	$17,679
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$330	$3	$238	$—	$571
Other current liabilities	353	7	667	—	1,027
Intercompany payable	—	—	5,330	(5,330)	—
	683	10	6,235	(5,330)	1,598
LONG-TERM DEBT	8,421	297	—	—	8,718
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	9,385	—	—	(9,385)	—
Income taxes	—	5	886	—	891
Asset retirement obligation	274	—	2,312	—	2,586
Other	901	250	181	(1,000)	332
	10,560	255	3,379	(10,385)	3,809
COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	2,018	(767)	15,530	(14,763)	2,018
Noncontrolling interest	—	—	1,536	—	1,536
TOTAL EQUITY	2,018	(767)	17,066	(14,763)	3,554
	$21,682	$(205)	$26,680	$(30,478)	$17,679

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378	$—	$1,089	$—	$1,467
Receivables, net of allowance	314	—	939	—	1,253
Inventories	34	—	536	—	570
Drilling advances	16	—	156	—	172
Prepaid assets and other	102	—	188	—	290
Intercompany receivable	5,212	—	—	(5,212)	—
	6,056	—	2,908	(5,212)	3,752
PROPERTY AND EQUIPMENT, NET	—	—	14,119	—	14,119
OTHER ASSETS:
Intercompany receivable	—	—	9,459	(9,459)	—
Equity in affiliates	16,443	(1,154)	446	(15,735)	—
Deferred charges and other	96	1,001	813	(1,000)	910
	$22,595	$(153)	$27,745	$(31,406)	$18,781
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$409	$—	$209	$—	$618
Other current liabilities	539	3	681	—	1,223
Intercompany payable	—	—	5,212	(5,212)	—
	948	3	6,102	(5,212)	1,841
LONG-TERM DEBT	8,418	298	—	—	8,716
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	9,459	—	—	(9,459)	—
Income taxes	—	4	1,068	—	1,072
Asset retirement obligation	271	—	2,291	—	2,562
Other	933	250	179	(1,000)	362
	10,663	254	3,538	(10,459)	3,996
COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	2,566	(708)	16,443	(15,735)	2,566
Noncontrolling interest	—	—	1,662	—	1,662
TOTAL EQUITY	2,566	(708)	18,105	(15,735)	4,228
	$22,595	$(153)	$27,745	$(31,406)	$18,781

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our 2015 fiscal year. Results of operations and consolidated cash flows for our divested Australia assets are reflected as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q.

Overview
Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. The Company has exploration and production interests in four geographic areas: the United States (U.S.), Canada, Egypt, and offshore the United Kingdom (U.K.) in the North Sea (North Sea). Apache also pursues exploration interests in other areas that may over time result in reportable discoveries and development opportunities.
The downward pressure on crude oil prices that began in late 2014 and extended throughout 2015 continues to impact 2016 results. Apache’s average realized crude oil prices decreased 34 percent for the quarter from the first quarter of 2015. Additionally, natural gas and natural gas liquids prices are significantly lower than the comparable 2015 period. In response to these price declines, Apache continues to focus on matters within our control: capital spending, overhead, and lease operating costs.

•
We significantly reduced capital spending in 2016, with first quarter capital spending decreasing approximately 65 percent from the comparable 2015 period. We will continue to adjust our capital spending in response to future commodity price fluctuations, cost realignments, and forecasted operating cash flows.

•
We are realizing improved drilling efficiencies and cost reductions in our drilling and completion well costs. For example, in areas in North America where we are actively drilling, average drilling and completion costs on recent wells are down 45 percent compared to average 2014 well costs.

•
We continue to monitor total overhead costs with a focus on balancing our operating cost structure with current and expected activity levels. Last year's organizational changes and steps to streamline our operational structure are allowing us to manage overhead levels and respond appropriately. We continue to make progress on our internal initiatives with a focus on reducing annualized rates.

•	We have made significant progress reducing lease operating costs, which on a per-unit basis were 21 percent lower than the first quarter of 2015.

•	We exited the quarter with $1.0 billion in cash and $3.5 billion in available committed borrowing capacity.
2016 Outlook
Apache remains committed to achieving "cash flow neutrality" in 2016 under our current budget. As planned, we were not cash flow neutral in the first quarter; however, we expect to generate a surplus for the balance of the year. As such, we believe we are on track to exit the year with no significant change in net debt (debt less cash) relative to year-end 2015. In addition, in response to strong performance from our North American assets, we expect less of a production decline from 2015 levels than originally expected and have updated our outlook to a decline in the 6 percent to 10 percent range, after adjusting for divestitures and volumes associated with Egypt's noncontrolling interest and taxes.
Operating Highlights
Significant operating activities for the quarter include the following:
Overall

•
Equivalent production decline from first quarter of 2015 levels was 2 percent, despite a significant reduction in capital investments in 2015 and the first quarter of 2016 when compared to historical levels.

•
Liquids production for the first quarter of 2016 averaged 342 thousand barrels of oil equivalent per day (Mboe/d), with crude oil representing 81 percent of total liquids production. Liquids production decreased 3 percent from the first quarter of 2015.

North America

•
Onshore equivalent production was down 3 percent for the quarter relative to the 2015 period. This production performance is notable given a significant reduction in North American onshore exploration and development capital spending during 2015 and the first quarter of 2016.

•
First quarter equivalent production from the Permian Basin region, which accounts for more than half of our total onshore North American production, increased 8 percent from the first quarter of 2015 despite significantly fewer wells placed on production during the first quarter of 2016.

International and Offshore

•
In Egypt, we averaged 10 rigs and placed 23 wells on production during the quarter. Gross equivalent production increased 3 percent over the first quarter of 2015, driven by an increase of 6 percent in higher margin oil production, which was partially offset by a decline in lower margin natural gas production. On a net basis, equivalent production grew 2 percent from the first quarter of 2015.

•
North Sea average daily production decreased by 1 percent for the first three months of 2016 from the first quarter of last year. This quarter’s production was negatively impacted by downtime from unexpected outages on third-party infrastructure, temporarily offsetting the impact of  four successful new wells placed on production in the quarter.

•
Despite the impact of the unplanned third party facility downtime in the North Sea, we believe we are on track to achieve our full year International and Offshore production outlook of 170 to 190 Mboe/d.

Results of Operations
Oil and Gas Revenues
The table below presents revenues by geographic region and each region’s percent contribution to revenues for the first quarters of 2016 and 2015.

	For the Quarter Ended March 31,
	2016		2015
	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$313	39%	$510	40%
Canada	39	5%	60	5%
North America	352	44%	570	45%
Egypt (1)	269	34%	433	34%
North Sea	174	22%	277	21%
International (1)	443	56%	710	55%
Total (1)	$795	100%	$1,280	100%
Total Natural Gas Revenues:
United States	$62	28%	$103	35%
Canada	41	18%	67	22%
North America	103	46%	170	57%
Egypt (1)	93	42%	96	32%
North Sea	27	12%	34	11%
International (1)	120	54%	130	43%
Total (1)	$223	100%	$300	100%
Total Natural Gas Liquids (NGL)
Revenues:
United States	$34	81%	$47	81%
Canada	3	7%	6	10%
North America	37	88%	53	91%
Egypt (1)	3	7%	3	5%
North Sea	2	5%	2	4%
International (1)	5	12%	5	9%
Total (1)	$42	100%	$58	100%
Total Oil and Gas Revenues:
United States	$409	38%	$660	40%
Canada	83	8%	133	8%
North America	492	46%	793	48%
Egypt (1)	365	35%	532	32%
North Sea	203	19%	313	20%
International (1)	568	54%	845	52%
Total (1)	$1,060	100%	$1,638	100%
Discontinued Operations:
Oil Revenues	$—		$81
Natural Gas Revenues	—		87
NGL Revenues	—		—
Total	$—		$168

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The table below presents the first-quarter 2016 and 2015 production and the relative increase or decrease from the prior period.

	For the Quarter Ended March 31,
	2016	Increase (Decrease)	2015
Oil Volume – b/d
United States	115,859	(9)%	126,639
Canada	14,463	(14)%	16,875
North America	130,322	(9)%	143,514
Egypt(1)(2)	90,006	(2)%	91,971
North Sea	56,962	(8)%	61,699
International	146,968	(4)%	153,670
Total	277,290	(7)%	297,184
Natural Gas Volume – Mcf/d
United States	409,761	(6)%	435,818
Canada	266,438	(7)%	287,556
North America	676,199	(7)%	723,374
Egypt(1)(2)	388,583	7%	363,989
North Sea	70,795	40%	50,445
International	459,378	11%	414,434
Total	1,135,577	—%	1,137,808
NGL Volume – b/d
United States	55,700	18%	47,221
Canada	6,503	11%	5,853
North America	62,203	17%	53,074
Egypt(1)(2)	1,288	25%	1,031
North Sea	1,409	59%	886
International	2,697	41%	1,917
Total	64,900	18%	54,991
BOE per day(3)
United States	239,853	(3)%	246,497
Canada	65,372	(7)%	70,653
North America	305,225	(4)%	317,150
Egypt(2)	156,058	2%	153,667
North Sea	70,170	(1)%	70,993
International	226,228	1%	224,660
Total	531,453	(2)%	541,810
Discontinued Operations:
Oil (b/d)	—		20,905
Natural Gas (Mcf/d)	—		230,691
NGL (b/d)	—		—
BOE/d	—		59,353

(1)	Gross oil, natural gas, and NGL production in Egypt for the first quarters of 2016 and 2015 were as follows:

	For the Quarter Ended March 31,
	2016	2015
Oil (b/d)	209,847	197,785
Natural Gas (Mcf/d)	846,047	861,933
NGL (b/d)	2,145	2,321

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the first quarters of 2016 and 2015 as follows:

	For the Quarter Ended March 31,
	2016	2015
Oil (b/d)	29,901	30,671
Natural Gas (Mcf/d)	129,441	121,408
NGL (b/d)	429	343

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

Pricing

The table below presents first-quarter 2016 and 2015 pricing and the relative increase or decrease from the prior periods.

	For the Quarter Ended March 31,
	2016	Increase (Decrease)	2015
Average Oil Price - Per barrel
United States	$29.77	(33)%	$44.73
Canada	29.40	(26)%	39.76
North America	29.73	(33)%	44.14
Egypt	32.83	(37)%	52.29
North Sea	33.50	(33)%	49.95
International	33.09	(36)%	51.35
Total	31.51	(34)%	47.87
Average Natural Gas Price - Per Mcf
United States	$1.65	(37)%	$2.63
Canada	1.69	(34)%	2.58
North America	1.67	(36)%	2.61
Egypt	2.62	(10)%	2.92
North Sea	4.24	(43)%	7.40
International	2.87	(17)%	3.47
Total	2.15	(26)%	2.93
Average NGL Price - Per barrel
United States	$6.61	(40)%	$11.00
Canada	5.58	(50)%	11.09
North America	6.50	(41)%	11.01
Egypt	26.92	(26)%	36.29
North Sea	18.13	(27)%	24.74
International	22.33	(28)%	30.95
Total	7.16	(39)%	11.71
Discontinued Operations:
Oil price ($/Bbl)	$—		$43.17
Natural Gas price ($/Mcf)	—		4.19
NGL price ($/Bbl)	—		—

Crude Oil Revenues Crude oil revenues for the first quarter of 2016 totaled $795 million, a $485 million decrease from the comparative 2015 quarter. A 7 percent decrease in average daily production reduced first-quarter 2016 revenues by $48 million compared to the prior-year quarter, while 34 percent lower average realized prices decreased revenues by $437 million. Crude oil prices realized in the first quarter of 2016 averaged $31.51 per barrel, compared with $47.87 per barrel in the comparative prior-year quarter. Crude oil accounted for 75 percent of oil and gas production revenues and 52 percent of worldwide production in the first quarter of 2016.
Worldwide oil production decreased 19.9 Mb/d to 277.3 Mb/d, primarily a result of reduced drilling activity in response to low commodity prices. Decreases from natural decline were partially offset by new production in the North Sea’s Beryl field and in Egypt.
Natural Gas Revenues Gas revenues for the first quarter of 2016 totaled $223 million, a $77 million decrease from the comparative 2015 quarter, driven by 26 percent lower average realized prices. Worldwide natural gas production was essentially flat between the periods. Natural gas accounted for 21 percent of our oil and gas production revenues and 36 percent of our equivalent production.

NGL Revenues NGL revenues for the first quarter of 2016 totaled $42 million, a $16 million decrease from the comparative 2015 quarter. An 18 percent increase in average daily production increased first-quarter 2016 revenues by $7 million, while 39 percent lower average realized prices decreased revenues by $23 million. NGLs accounted for 4 percent of our oil and gas production revenues and 12 percent of our equivalent production.
Worldwide production of NGLs increased 9.9 Mb/d to 64.9 Mb/d in the first quarter of 2016, primarily the result of new production from completion activity in our North American onshore areas, gas processing plant downtime in the prior year period, and changes to existing gas processing arrangements.

Operating Expenses
The table below presents a comparison of our expenses on an absolute dollar basis and a boe basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt but, for the quarter ended March 31, 2015, exclude discontinued operations in Australia.

	For the Quarter Ended March 31,
	2016	2015	2016	2015
	(In millions)		(Per boe)
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	$552	$999	$11.42	$20.49
Additional	488	7,220	10.09	148.06
Other assets	42	83	0.86	1.71
Asset retirement obligation accretion	38	36	0.78	0.75
Lease operating costs	378	481	7.81	9.86
Gathering and transportation costs	52	56	1.10	1.13
Taxes other than income	11	74	0.23	1.50
General and administrative	93	82	1.93	1.68
Transaction, reorganization, and separation	15	54	0.31	1.11
Financing costs, net	90	69	1.85	1.44
Total	$1,759	$9,154	$36.38	$187.73
Recurring Depreciation, Depletion, and Amortization (DD&A) Oil and gas property recurring DD&A expense of $552 million in the first quarter of 2016 decreased $447 million compared to the prior-year quarter. The Company’s oil and gas property recurring DD&A rate decreased $9.07 per boe for the first quarter of 2016 compared to the prior-year period. The primary factor driving both lower absolute dollar expense and lower DD&A per boe rates was the reduction in the Company’s oil and gas property carrying values resulting from significant property write-downs incurred in 2015.
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

As a result of a significant and sustained drop in commodity prices, Apache recorded non-cash after-tax write-downs of its proved oil and gas properties totaling $325 million and $4.7 billion in the first quarters of 2016 and 2015, respectively. The following table reflects write-downs by country:

	For the Quarter Ended March 31, 2016		For the Quarter Ended March 31, 2015
	Before tax	After tax	Before tax	After tax
	(In millions)
U.S.	$—	$—	$5,235	$3,377
Canada	—	—	1,353	1,011
North Sea	325	162	632	316
Egypt	163	163	—	—
Total write-downs	$488	$325	$7,220	$4,704
Lease Operating Expenses (LOE) LOE decreased $103 million, or 21 percent for the quarter on an absolute dollar basis relative to the comparable period of 2015. On a per-unit basis, LOE decreased 21 percent to $7.81 per boe for the first quarter of 2016 as compared to the prior-year period. These reductions reflect the impact of our continued focus on costs, a decrease in cost types that trend downward in lower commodity price environments, the timing of workovers and other expenditures in the Permian and North Sea, and the favorable impact of the strengthening U.S. dollar period over period.
Gathering and Transportation Gathering and transportation costs totaled $52 million in the first quarter of 2016, a decrease of $4 million from the first quarter of 2015 on lower production volumes and rate changes primarily in our North American onshore properties.
Taxes other than Income Taxes other than income totaled $11 million for the first quarter of 2016, a decrease of $63 million from the comparative prior-year period. The North Sea Petroleum Revenue Tax (PRT) is assessed on qualifying fields in the U.K. North Sea. For the first quarter of 2016, U.K. PRT was $41 million lower than the 2015 period as a result of lower revenues during the first quarter of 2016, a lower PRT rate, and additional qualifying costs reducing prior-year PRT. Severance tax expense and ad valorem tax expense decreased $11 million and $8 million, respectively, on lower oil production and commodity prices during the first quarter compared to the prior year period.
On March 24, 2016, the U.K. government released Finance Bill 2016, which provides tax relief to exploration and production (E&P) companies operating in the North Sea. The bill is expected to receive Royal Assent later this year. Under the bill, the U.K. PRT rate will be reduced to zero from the current 35 percent rate and will be effective January 1, 2016. Upon enactment, PRT expense ceases prospectively. As a further result of this change, the Company expects to record a charge of approximately $290 million (after-tax) for PRT benefits that are no longer expected to be realizable from future abandonment activities.
General and Administrative (G&A) Expenses Despite our continued focus on cost reduction efforts, G&A expense for the quarter was $11 million higher than the first quarter of 2015, which included $14 million in reductions from lower than expected incentive compensation payouts and lower stock based compensation expense. Absent these benefits to the first-quarter 2015 G&A, this quarter's G&A expense would have been $3 million lower.
Transaction, Reorganization, and Separation The Company incurred $15 million for the first quarter of 2016 related to company reorganization costs. The costs incurred for the year includes approximately $11 million for employee separation and $4 million for consolidation of office space and other reorganization efforts.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended March 31,
	2016	2015
	(In millions)
Interest expense	$116	$128
Amortization of deferred loan costs	1	2
Capitalized interest	(26)	(58)
Interest income	(1)	(3)
Financing costs, net	$90	$69
Net financing costs increased $21 million in the first quarter of 2016 compared to the same prior-year period on lower capitalized interest in the first quarter of 2016 as lower asset balances qualifying for capitalized interest more than offset lower interest expense.
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
During the first quarter of 2016, Apache’s effective income tax rate was primarily impacted by an increase in the valuation allowances on U.S. and Canadian deferred tax assets. During the first quarter of 2015, Apache’s effective tax rate was primarily impacted by a $619 million discrete deferred tax benefit associated with a reduction in the U.K. statutory income tax rate from 62 percent to 50 percent. Both periods were impacted by the respective non-cash write-downs of the carrying value of the Company’s proved oil and gas properties.
On March 24, 2016, the U.K. government released Finance Bill 2016. The bill is expected to receive Royal Assent later this year. Under the bill, the U.K. corporate income tax rate will be reduced from 50 percent to 40 percent, effective January 1, 2016. Under U.S. GAAP, the effect of a change in tax rate will be recognized at the date of enactment (i.e., the date when the bill receives Royal Assent). As such, the proposed rate change is not reflected in the current financial statements. Upon the bill receiving Royal Assent, the Company will record a deferred tax benefit of approximately $199 million related to the remeasurement of the Company's December 31, 2015 U.K. deferred income tax liability.

Capital Resources and Liquidity
Operating cash flows are the Company’s primary source of liquidity. We may also elect to utilize available committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for all other liquidity and capital resource needs.
Apache’s operating cash flows, both in the short-term and the long-term, are impacted by highly volatile oil and natural gas prices, as well as costs and sales volumes. Significant changes in commodity prices impact our revenues, earnings, and cash flows. These changes potentially impact our liquidity if costs do not trend with changes in commodity prices. Historically, costs have trended with commodity prices, albeit with a lag. Sales volumes also impact cash flows; however, they have a less volatile impact in the short-term.
Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of our drilling program and our ability to add reserves economically. Deterioration in commodity prices also impacts estimated quantities of proved reserves. In the first quarter of 2016, we recognized negative reserve revisions of approximately 5 percent of our year-end 2015 estimated proved reserves as a result of lower prices. If realized prices for the remainder of 2016 approximate commodity future prices as of March 31, 2016, the Company is reasonably likely to report additional negative revisions, currently estimated at 4 to 6 percent of year-end 2015 estimated proved reserves.

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
For additional information, please see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our 2015 fiscal year.
Sources and Uses of Cash
The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Three months ended March 31,
	2016	2015
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by continuing operating activities	$276	$577
Net commercial paper and bank loan borrowings	—	1,028
Other	12	—
	288	1,605
Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$583	$1,690
Leasehold and property acquisitions	19	91
Net cash used by Australia discontinued operations	—	192
Dividends paid	95	94
Distributions to noncontrolling interest	54	21
Other	—	57
	751	2,145
Increase (decrease) in cash and cash equivalents	$(463)	$(540)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
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
Net cash provided by continuing operating activities for the first three months of 2016 totaled $276 million, a decrease of $301 million from the first three months of 2015. The decrease primarily reflects lower commodity prices.
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
Capital Expenditures Worldwide exploration and development (E&D) expenditures for the first three months of 2016 totaled $583 million, compared to $1.6 billion for the first three months of 2015. Apache operated an average of 24 drilling rigs during the first quarter of 2016.

Apache also completed leasehold and property acquisitions totaling $19 million and $91 million during the first three months of 2016 and 2015, respectively. Our 2016 acquisition investments continue to focus on adding new leasehold positions to our North American onshore portfolio.
Apache’s investment in gas gathering, transmission, and processing facilities totaled $63 million in the first three months of 2015. No meaningful expenses were incurred during 2016.
Dividends For the three-month periods ended March 31, 2016 and 2015, the Company paid $95 million and $94 million, respectively, in dividends on its common stock.
Liquidity
The following table presents a summary of our key financial indicators at the dates presented:

	March 31, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$1,004	$1,467
Total debt	8,719	8,717
Equity	3,554	4,228
Available committed borrowing capacity	3,500	3,500
Cash and cash equivalents The Company had $1.0 billion in cash and cash equivalents as of March 31, 2016, compared to $1.5 billion at December 31, 2015. At March 31, 2016, approximately $810 million of the cash was held by foreign subsidiaries. The cash held by foreign subsidiaries should not be subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.
Debt As of March 31, 2016, outstanding debt, which consisted of notes and debentures, totaled $8.7 billion. As of March 31, 2016, Apache had $416,000 of notes due June 2016 and $483,000 of notes due March 2017 classified as short-term debt on the consolidated balance sheet.
Available committed borrowing capacity In June 2015, the Company entered into a $3.5 billion five-year revolving credit facility which matures in June 2020. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its $3.5 billion commercial paper program. The commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of March 31, 2016, the Company had no debt outstanding under commercial paper, committed bank facilities, and uncommitted bank lines.
In February 2016, the Company entered into a three-year letter of credit facility providing £900 million in commitments, with options to increase commitments to £1.075 billion and extend the term by one year. The facility is available for letters of credit and loans to cash collateralize letter of credit obligations to the extent letters of credit are unavailable under the facility. The facility’s representations and warranties, covenants, and events of default are substantially similar to those in the Company’s $3.5 billion revolving credit facility. Commissions are payable on outstanding letters of credit and borrowings bear interest (at a base rate or LIBOR), plus a margin. Letter of credit commissions, the interest margin, and the facility fee vary depending on the Company’s senior unsecured long-term debt rating. The Company has not requested any letters of credit or borrowings under this facility as of the date of this filing. This facility is available for the Company’s letter of credit needs, particularly those which may arise in respect of abandonment obligations assumed in various North Sea acquisitions.
The Company was in compliance with the terms of all credit facilities as of March 31, 2016.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. Our average crude oil realizations have decreased 34 percent to $31.51 per barrel in the first quarter of 2016 from $47.87 per barrel in the comparable period of 2015. Our average natural gas price realizations have decreased 26 percent to $2.15 per Mcf in the first quarter of 2016 from $2.93 per Mcf in the comparable period of 2015.
We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of March 31, 2016, Apache had no open commodity derivative positions.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $133 million would result from a 10 percent weakening or strengthening, respectively, in the Canadian dollar and British pound as of March 31, 2016.

ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Please refer to both Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (filed with the SEC on February 26, 2016) and Note 7—Commitments and Contingencies in the notes to the consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS
Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through December 31, 2015, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company is not obligated to acquire any specific number of shares and has not purchased any additional shares during 2016.

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

3.3	–	Bylaws of Registrant, as amended February 3, 2016 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed February 9, 2016, SEC File No. 001-4300).
10.1	–
Second Amendment to Credit Agreement, dated as of February 22, 2016, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto, amending Credit Agreement, dated as of June 4, 2015, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and Royal Bank of Canada, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Bank, National Association, and Mizuho Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.09 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, SEC File No. 001-4300).

10.2	–
Credit Agreement, dated as of February 22, 2016, among Apache Corporation, the lenders party thereto, the issuing banks party thereto, J.P. Morgan Europe Limited, as Administrative Agent, HSBC Bank USA, National Association, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, New York Branch, and Bank of Montreal, as Co-Syndication Agents, and Deutsche Bank AG New York Branch and Société Générale, as Co-Documentation Agents (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, SEC File No. 001-4300).

10.3	–
Amendment to Apache Corporation 401(k) Savings Plan, effective February 3, 2016 (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, SEC File No. 001-4300).

10.4	–
Form of 2016 Performance Share Program Award Notice and Agreement, dated January 7, 2016 (incorporated by reference to Exhibit 10.59 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, SEC File No. 001-4300).

10.5	–
Form of Restricted Stock Unit Award Agreement, dated February 3, 2016 (incorporated by reference to Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, SEC File No. 001-4300).

10.6	–
Form of Stock Option Award Agreement, dated February 3, 2016 (incorporated by reference to Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, SEC File No. 001-4300).

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101.INS	–	XBRL Instance Document.
*101.SCH	–	XBRL Taxonomy Schema Document.
*101.CAL	–	XBRL Calculation Linkbase Document.
*101.DEF	–	XBRL Definition Linkbase Document.
*101.LAB	–	XBRL Label Linkbase Document.
*101.PRE	–	XBRL Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated:	May 5, 2016	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 5, 2016	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)