Form 10-Q
period 2016-06-30
APACHE CORP
filed 2016-08-04
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2016	379,423,069

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

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our second-quarter 2016 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2016	2015*	2016	2015 *
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$1,118	$1,618	$1,940	$2,911
Gas revenues	209	315	432	623
Natural gas liquids revenues	59	58	101	116
	1,386	1,991	2,473	3,650
Other	(21)	28	(24)	22
Gain on divestitures	17	227	16	209
	1,382	2,246	2,465	3,881
OPERATING EXPENSES:
Lease operating expenses	359	467	737	948
Gathering and transportation	52	49	104	105
Taxes other than income	65	55	76	128
Exploration	91	225	186	483
General and administrative	103	111	196	195
Depreciation, depletion, and amortization:
Oil and gas property and equipment	629	711	1,265	1,454
Other assets	40	83	82	166
Asset retirement obligation accretion	38	36	76	72
Impairments	173	512	173	2,424
Transaction, reorganization, and separation	9	66	24	120
Financing costs, net	104	117	209	241
	1,663	2,432	3,128	6,336
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(281)	(186)	(663)	(2,455)
Current income tax provision	144	900	134	848
Deferred income tax benefit	(225)	(169)	(226)	(1,318)
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(200)	(917)	(571)	(1,985)
Net income (loss) from discontinued operations, net of tax	—	120	—	(118)
NET LOSS INCLUDING NONCONTROLLING INTEREST	(200)	(797)	(571)	(2,103)
Net income attributable to noncontrolling interest	44	63	45	91
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(244)	$(860)	$(616)	$(2,194)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net loss from continuing operations attributable to common shareholders	$(244)	$(980)	$(616)	$(2,076)
Net income (loss) from discontinued operations	—	120	—	(118)
Net loss attributable to common shareholders	$(244)	$(860)	$(616)	$(2,194)
NET LOSS PER COMMON SHARE:
Basic net loss from continuing operations per share	$(0.65)	$(2.60)	$(1.63)	$(5.50)
Basic net income (loss) from discontinued operations per share	—	0.32	—	(0.31)
Basic net loss per share	$(0.65)	$(2.28)	$(1.63)	$(5.81)
DILUTED NET LOSS PER COMMON SHARE:
Diluted net loss from continuing operations per share	$(0.65)	$(2.60)	$(1.63)	$(5.50)
Diluted net income (loss) from discontinued operations per share	—	0.32	—	(0.31)
Diluted net loss per share	$(0.65)	$(2.28)	$(1.63)	$(5.81)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	379	378	379	377
Diluted	379	378	379	377
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.25	$0.50	$0.50
*Financial information for 2015 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1.
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015*
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(571)	$(2,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	—	118
Gain on divestitures	(16)	(209)
Exploratory dry hole expense and unproved leasehold impairments	139	385
Depreciation, depletion, and amortization	1,347	1,620
Asset retirement obligation accretion	76	72
Impairments	173	2,424
Provision (benefit) from deferred income taxes	(226)	(1,318)
Other	91	26
Changes in operating assets and liabilities:
Receivables	237	333
Inventories	1	74
Drilling advances	(30)	118
Deferred charges and other	(65)	(81)
Accounts payable	(118)	(410)
Accrued expenses	(57)	505
Deferred credits and noncurrent liabilities	2	69
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	983	1,623
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	159
NET CASH PROVIDED BY OPERATING ACTIVITIES	983	1,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(925)	(2,783)
Leasehold and property acquisitions	(118)	(128)
Additions to gas gathering, transmission, and processing facilities	—	(94)
Proceeds from sale of Kitimat LNG	—	854
Proceeds from sale of other oil and gas properties	48	119
Other, net	29	(67)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(966)	(2,099)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	4,372
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(966)	2,273

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	—	(1,570)
Distributions to noncontrolling interest	(93)	(40)
Dividends paid	(189)	(189)
Other	(1)	15
NET CASH USED IN FINANCING ACTIVITIES	(283)	(1,784)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(266)	2,271
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,467	679
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,201	$2,950

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$206	$218
Income taxes paid, net of refunds	201	278
*Financial information for 2015 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1.
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2016	December 31, 2015*
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,201	$1,467
Receivables, net of allowance	1,016	1,253
Inventories	530	570
Drilling advances	202	172
Prepaid assets and other	343	290
	3,292	3,752
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	42,469	41,728
Unproved properties and properties under development, not being amortized	2,285	2,277
Gathering, transmission and processing facilities	862	1,052
Other	1,098	1,093
	46,714	46,150
Less: Accumulated depreciation, depletion, and amortization	(26,571)	(25,312)
	20,143	20,838
OTHER ASSETS:
Deferred charges and other	911	910
	$24,346	$25,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$544	$618
Other current liabilities (Note 5)	1,026	1,223
	1,570	1,841
LONG-TERM DEBT	8,719	8,716
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	2,308	2,529
Asset retirement obligation	2,706	2,562
Other	347	362
	5,361	5,453
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 412,532,393 and 411,218,105 shares issued, respectively	258	257
Paid-in capital	12,487	12,619
Accumulated deficit	(2,596)	(1,980)
Treasury stock, at cost, 33,174,414 and 33,183,930 shares, respectively	(2,888)	(2,889)
Accumulated other comprehensive loss	(119)	(119)
APACHE SHAREHOLDERS’ EQUITY	7,142	7,888
Noncontrolling interest	1,554	1,602
TOTAL EQUITY	8,696	9,490
	$24,346	$25,500
*Financial information for 2015 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1.
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	APACHE SHAREHOLDERS’ EQUITY	Non Controlling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2014 previously reported	$256	$12,438	$16,249	$(2,890)	$(116)	$25,937	$2,200	$28,137
Effect of change in accounting principle	—	152	(7,594)	—	—	(7,442)	(154)	(7,596)
BALANCE AT DECEMBER 31, 2014 as recast	$256	$12,590	$8,655	$(2,890)	$(116)	$18,495	$2,046	$20,541
Net income (loss)	—	—	(2,194)	—	—	(2,194)	91	(2,103)
Distributions to noncontrolling interest	—	—	—	—	—	—	(40)	(40)
Common dividends ($0.50 per share)	—	—	(189)	—	—	(189)	—	(189)
Other	1	45	—	1	—	47	—	47
BALANCE AT JUNE 30, 2015	$257	$12,635	$6,272	$(2,889)	$(116)	$16,159	$2,097	$18,256

BALANCE AT DECEMBER 31, 2015 previously reported	$257	$12,467	$(7,153)	$(2,889)	$(116)	$2,566	$1,662	$4,228
Effect of change in accounting principle	—	152	5,173	—	(3)	5,322	(60)	5,262
BALANCE AT DECEMBER 31, 2015 as recast	$257	$12,619	$(1,980)	$(2,889)	$(119)	$7,888	$1,602	$9,490
Net income (loss)	—	—	(616)	—	—	(616)	45	(571)
Distributions to noncontrolling interest	—	—	—	—	—	—	(93)	(93)
Common dividends ($0.50 per share)	—	(189)	—	—	—	(189)	—	(189)
Other	1	57	—	1	—	59	—	59
BALANCE AT JUNE 30, 2016	$258	$12,487	$(2,596)	$(2,888)	$(119)	$7,142	$1,554	$8,696
Financial information for prior periods has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1.
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature and are on a basis consistent with the annual audited consolidated financial statements, except as described in Note 1 below. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, should be read along with Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which contains a summary of the Company’s significant accounting policies and other disclosures.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-period presentation. During the second quarter of 2015, Apache completed the sale of its Australian LNG business and oil and gas assets. Results of operations and consolidated cash flows for the divested Australia assets are reflected as discontinued operations in the Company’s financial statements for all periods presented. For more information regarding these divestitures, please refer to Note 3—Acquisitions and Divestitures.
Recast Financial Information for Change in Accounting Principle
In the second quarter of 2016, Apache voluntarily changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method of accounting. The financial information for prior periods has been recast to reflect retrospective application of the successful efforts method, as prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 932 “Extractive Activities—Oil and Gas.” Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the generally preferred method of the U.S. Securities and Exchange Commission (SEC) and is more widely used in the industry such that the change will improve comparability of the Company's financial statements to its peers. The Company believes the successful efforts method provides a more representational depiction of assets and operating results. The successful efforts method also provides for the Company's investments in oil and gas properties to be assessed for impairment in accordance with ASC 360 "Property, Plant, and Equipment" rather than valuations based on prices and costs prescribed under the full cost method as of the balance sheet date. For more detailed information regarding the effects of the change to the successful efforts method, please refer to Note 2—Change in Accounting Principle. The Company has recast certain historical information for all periods presented, including the Statement of Consolidated Operations, Statement of Consolidated Cash Flows, Consolidated Balance Sheet, Statement of Consolidated Changes in Equity, and related information in Notes 1, 2, 3, 4, 5, 7, 8, 10, 11, and 12.
In the first quarter of 2016, the Company retrospectively adopted a new accounting standard update ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability, consistent with debt discounts. For more information regarding this update, please refer to Note 7—Debt and Financing Costs.
As of June 30, 2016, Apache’s significant accounting policies, other than those discussed above, are consistent with those discussed in Note 1—Summary of Significant Accounting Policies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates with regard to these financial statements include the fair value determination of acquired assets and liabilities, the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom, the assessment of asset retirement obligations, the estimates of fair value for long-lived assets and goodwill, and the estimate of income taxes. Actual results could differ from those estimates.

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
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. For the six-month period ended June 30, 2016, the Company recorded asset impairments totaling $281 million in connection with fair value assessments in the current low commodity price environment. Impairments totaling $176 million were recorded for oil and gas properties in the U.S. and Canada and $105 million was recorded for GTP assets, which were written down to their fair values. The oil and gas property impairments are discussed in further detail below in “Oil and Gas Property.”
For the six-month period ended June 30, 2015, the Company recorded asset impairments totaling $2.7 billion in connection with fair value assessments in the current low commodity price environment. Impairments totaling $2.6 billion were recorded for oil and gas properties, which were written down to their fair values. Also, for the six-month period ended June 30, 2015, the Company recorded $163 million for the impairment of goodwill. As of June 30, 2016 and December 31, 2015, remaining goodwill in the consolidated balance sheet totaled $87 million for our Egypt reporting unit.
Oil and Gas Property
The Company follows the successful efforts method of accounting for its oil and gas property. Under this method of accounting, exploration costs such as exploratory dry holes, exploratory geological and geophysical costs, delay rentals, unproved impairments, and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead, and similar activities are expensed as incurred. If an exploratory well provides evidence to justify potential development of reserves, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. This determination may take longer than one year in certain areas depending on, among other things, the amount of hydrocarbons discovered, the outcome of planned geological and engineering studies, the need for additional appraisal drilling activities to determine whether the discovery is sufficient to support an economic development plan, and government sanctioning of development activities in certain international locations. At the end of each quarter, management reviews the status of all suspended exploratory well costs in light of ongoing exploration activities; in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, whether development negotiations are underway and proceeding as planned. If management determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed.
Acquisition costs of unproved properties are assessed for impairment at least annually and are transferred to proved oil and gas properties to the extent the costs are associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment based on the Company’s current exploration plans. Unproved oil and gas properties with individually insignificant lease acquisition costs are amortized on a group basis over the average lease term at rates that provide for full amortization of unsuccessful leases upon lease expiration or abandonment. Costs of expired or abandoned leases are charged to exploration expense, while costs of productive leases are transferred to proved oil and gas properties. Costs of maintaining and retaining unproved properties, as well as amortization of individually insignificant leases and impairment of unsuccessful leases, are included in exploration costs in the statement of consolidated operations.

Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized. Depreciation of the cost of proved oil and gas properties is calculated using the unit-of-production (UOP) method. The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter by the cost of those reserves. The reserve base used to calculate depreciation for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are included in the depreciable cost.
Oil and gas properties are grouped for depreciation in accordance with ASC 932 “Extractive Activities - Oil and Gas.” The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.
When circumstances indicate that proved oil and gas properties may be impaired, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on Apache’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally estimated using the income approach described in the ASC 820 “Fair Value Measurement.” If applicable, the Company utilizes accepted bids as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. Apache has classified these fair value measurements as Level 3 in the fair value hierarchy.
The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved property and equipment for the second quarters and first six months of 2016 and 2015:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Oil and Gas Property:
Proved	$68	$349	$68	$2,261
Unproved	66	148	108	316
Proved properties impaired during the quarter ended June 30, 2016 had an aggregate fair value of $143 million. Proved properties impaired during the quarter ended March 31, 2015 had an aggregate fair value of $1.2 billion, and properties impaired during the quarter ended June 30, 2015 had an aggregate fair value of $516 million.
On the statement of consolidated operations, unproved impairments are recorded in exploration expense, and proved impairments are recorded in impairments. Gains and losses on significant divestitures are recognized in the statement of consolidated operations. See Note 3—Acquisitions and Divestitures for more detail.
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

2.	CHANGE IN ACCOUNTING PRINCIPLE
During the second quarter of 2016, the Company voluntarily changed its method of accounting for oil and gas exploration and development activities from the full cost method to the successful efforts method. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the successful efforts method. In general, under successful efforts, exploration expenditures such as exploratory dry holes, exploratory geological and geophysical costs, delay rentals, unproved impairments, and exploration overhead are charged against earnings as incurred, versus being capitalized under the full cost method of accounting. Successful efforts also provides for the assessment of potential property impairments under ASC 360 by comparing the net carrying value of oil and gas properties with associated projected undiscounted pre-tax future net cash flows. If the expected undiscounted pre-tax future net cash flows are lower than the unamortized capitalized costs, the capitalized cost is reduced to fair value. Under the full cost method of accounting, a write-down would be required if the net carrying value of oil and gas properties exceeds a full cost “ceiling,” using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months. In addition, gains or losses, if applicable, are generally recognized on the dispositions of oil and gas property and equipment under the successful efforts method, as opposed to an adjustment to the net carrying value of the remaining assets under the full cost method. Apache’s consolidated financial statements have been recast to reflect these differences.
The following tables present the effects of the change to the successful efforts method in the statement of consolidated operations:

	Changes to the Statement of Consolidated Operations
For the Quarter Ended June 30, 2016	Under Full Cost	Changes	As Reported Under Successful Efforts
	(In millions, except per share data)
Oil revenues	$1,062	$56	$1,118
Natural gas revenues	218	(9)	209
NGL revenues	59	—	59
Oil and gas production revenues	1,339	47	1,386
Other	(22)	1	(21)
Gain on divestiture	5	12	17
Exploration	—	91	91
Depreciation, depletion, and amortization:
Oil and Gas Property and Equipment
Recurring	507	122	629
Additional	671	(671)	—
Impairments	105	68	173
Financing costs, net	90	14	104
Current income tax provision	25	119	144
Deferred income tax provision (benefit)	(120)	(105)	(225)
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(622)	422	(200)
Net income (loss) attributable to noncontrolling interest	(21)	65	44
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(601)	357	(244)
Net income (loss) from discontinued operations	—	—	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(601)	357	(244)

Per common share
Basic net loss from continuing operations per share	$(1.58)	$0.93	$(0.65)
Basic net loss from discontinued operations per share	—	—	—
Basic net loss per share	$(1.58)	$0.93	$(0.65)

Diluted net loss from continuing operations per share	$(1.58)	$0.93	$(0.65)
Diluted net loss from discontinued operations per share	—	—	—
Diluted net loss per share	$(1.58)	$0.93	$(0.65)

	Changes to the Statement of Consolidated Operations
For the Quarter Ended June 30, 2015	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions, except per share data)
Oil revenues	$1,599	$19	$1,618
Natural gas revenues	295	20	315
NGL revenues	58	—	58
Oil and gas production revenues	1,952	39	1,991
Other	25	3	28
Gain on divestiture	—	227	227
Exploration	—	225	225
Depreciation, depletion, and amortization:
Oil and Gas Property and Equipment
Recurring	923	(212)	711
Additional	5,816	(5,816)	—
Impairments	—	512	512
Financing costs, net	63	54	117
Current income tax provision (benefit)	665	235	900
Deferred income tax provision (benefit)	(1,525)	1,356	(169)
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(4,832)	3,915	(917)
Net income attributable to noncontrolling interest	36	27	63
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(4,868)	3,888	(980)
Net loss from discontinued operations	(732)	852	120
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(5,600)	4,740	(860)

Per common share
Basic net loss from continuing operations per share	$(12.89)	$10.29	$(2.60)
Basic net loss from discontinued operations per share	(1.94)	2.26	0.32
Basic net loss per share	$(14.83)	$12.55	$(2.28)

Diluted net loss from continuing operations per share	$(12.89)	$10.29	$(2.60)
Diluted net loss from discontinued operations per share	(1.94)	2.26	0.32
Diluted net loss per share	$(14.83)	$12.55	$(2.28)

	Changes to the Statement of Consolidated Operations
For the Six Months Ended June 30, 2016	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions, except per share data)
Oil revenues	$1,857	$83	$1,940
Natural gas revenues	441	(9)	432
NGL revenues	101	—	101
Oil and gas production revenues	2,399	74	2,473
Other	(27)	3	(24)
Gain on divestiture	3	13	16
Exploration	—	186	186
Depreciation, depletion, and amortization:
Oil and Gas Property and Equipment
Recurring	1,059	206	1,265
Additional	1,159	(1,159)	—
Impairments	105	68	173
Financing costs, net	180	29	209
Current income tax provision	61	73	134
Deferred income tax provision (benefit)	(301)	75	(226)
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(1,183)	612	(571)
Net income (loss) attributable to noncontrolling interest	(93)	138	45
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,090)	474	(616)
Net income (loss) from discontinued operations	—	—	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,090)	474	(616)

Per common share
Basic net loss from continuing operations per share	$(2.88)	$1.25	$(1.63)
Basic net loss from discontinued operations per share	—	—	—
Basic net loss per share	$(2.88)	$1.25	$(1.63)

Diluted net loss from continuing operations per share	$(2.88)	$1.25	$(1.63)
Diluted net loss from discontinued operations per share	—	—	—
Diluted net loss per share	$(2.88)	$1.25	$(1.63)

	Changes to the Statement of Consolidated Operations
For the Six Months Ended June 30, 2015	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions, except per share data)
Oil revenues	$2,879	$32	$2,911
Natural gas revenues	595	28	623
NGL revenues	116	—	116
Oil and gas production revenues	3,590	60	3,650
Other	17	5	22
Gain on divestiture	—	209	209
Exploration	—	483	483
General and administrative	193	2	195
Depreciation, depletion, and amortization:
Oil and Gas Property and Equipment
Recurring	1,922	(468)	1,454
Additional	13,036	(13,036)	—
Impairments	—	2,424	2,424
Financing costs, net	133	108	241
Current income tax provision (benefit)	580	268	848
Deferred income tax provision (benefit)	(4,460)	3,142	(1,318)
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(9,336)	7,351	(1,985)
Net income attributable to noncontrolling interest	51	40	91
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(9,387)	7,311	(2,076)
Net loss from discontinued operations	(864)	746	(118)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(10,251)	8,057	(2,194)

Per common share
Basic net loss from continuing operations per share	$(24.88)	$19.38	$(5.50)
Basic net loss from discontinued operations per share	(2.29)	1.98	(0.31)
Basic net loss per share	$(27.17)	$21.36	$(5.81)

Diluted net loss from continuing operations per share	$(24.88)	$19.38	$(5.50)
Diluted net loss from discontinued operations per share	(2.29)	1.98	(0.31)
Diluted net loss per share	$(27.17)	$21.36	$(5.81)

The following tables present the effects of the change to the successful efforts method in the statement of consolidated cash flows:

	Changes to the Statement of Consolidated Cash Flows
For the Six Months Ended June 30, 2016	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions)
Net loss including noncontrolling interest	$(1,183)	$612	$(571)
Gain on divestitures, net	(3)	(13)	(16)
Exploratory dry hole expense and unproved leasehold impairments	—	139	139
Depreciation, depletion, and amortization	2,300	(953)	1,347
Impairments	105	68	173
Provision for (benefit from) deferred income taxes	(301)	75	(226)
Changes in operating assets and liabilities	(28)	(2)	(30)
Net cash provided by operating activities	1,057	(74)	983
Additions to oil and gas property	(999)	74	(925)
Net cash used in investing activities	(1,040)	74	(966)
NET INCREASE (DECREASE) IN CASH	(266)	—	(266)
BEGINNING CASH BALANCE	1,467	—	1,467
ENDING CASH BALANCE	1,201	—	1,201

	Changes to the Statement of Consolidated Cash Flows
For the Six Months Ended June 30, 2015	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions)
Net loss including noncontrolling interest	$(10,200)	$8,097	$(2,103)
Loss from discontinued operations	864	(746)	118
Gain on divestitures, net	—	(209)	(209)
Exploratory dry hole expense and unproved leasehold impairments	—	385	385
Depreciation, depletion, and amortization	15,124	(13,504)	1,620
Impairments	—	2,424	2,424
Provision for (benefit from) deferred income taxes	(4,460)	3,142	(1,318)
Changes in operating assets and liabilities	311	297	608
Net cash provided by operating activities - continuing operations	1,737	(114)	1,623
Net cash provided by operating activities - discontinued operations	196	(37)	159
Additions to oil and gas property	(2,987)	204	(2,783)
Net cash used in investing activities - continuing operations	(2,303)	204	(2,099)
Net cash provided by investing activities - discontinued operations	4,335	37	4,372
NET INCREASE (DECREASE) IN CASH	2,181	90	2,271
BEGINNING CASH BALANCE	769	(90)	679
ENDING CASH BALANCE	2,950	—	2,950
The following tables present the effects of the change to the successful efforts method in the consolidated balance sheet:

	Changes to the Consolidated Balance Sheet
June 30, 2016	Under Full Cost	Changes	As Reported Under Successful Efforts
	(In millions)
PROPERTY AND EQUIPMENT:
Property and equipment - cost	$94,657	$(47,943)	$46,714
Less: Accumulated depreciation, depletion, and amortization	(81,920)	55,349	(26,571)
PROPERTY AND EQUIPMENT, NET	12,737	7,406	20,143
Deferred charges and other	937	(26)	911
TOTAL ASSETS	16,966	7,380	24,346
Deferred income taxes	796	1,512	2,308
Paid-in capital	12,342	145	12,487
Accumulated deficit	(8,243)	5,647	(2,596)
Accumulated other comprehensive loss	(116)	(3)	(119)
Noncontrolling interest	1,475	79	1,554
TOTAL EQUITY	2,828	5,868	8,696

	Changes to the Consolidated Balance Sheet
December 31, 2015	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions)
PROPERTY AND EQUIPMENT:
Property and equipment - cost	$93,825	$(47,675)	$46,150
Less: Accumulated depreciation, depletion, and amortization	(79,706)	54,394	(25,312)
PROPERTY AND EQUIPMENT, NET	14,119	6,719	20,838
TOTAL ASSETS	18,781	6,719	25,500
Deferred income taxes	1,072	1,457	2,529
Paid-in capital	12,467	152	12,619
Accumulated deficit (1)	(7,153)	5,173	(1,980)
Accumulated other comprehensive loss	(116)	(3)	(119)
Noncontrolling interest	1,662	(60)	1,602
TOTAL EQUITY	4,228	5,262	9,490
*In conjunction with recasting the financial information for the adoption of the successful efforts method of accounting, we corrected certain immaterial errors in the North Sea pertaining to the improper calculation of deferred tax liabilities associated with capitalized interest under the full cost method.
(1) The cumulative effect of the change to the successful efforts method on retained earnings (accumulated deficit) as of January 1, 2015 was a decrease of $7.6 billion.

3.	ACQUISITIONS AND DIVESTITURES
2016 Activity
Leasehold and Property Acquisitions
During the second quarter and first six months of 2016, Apache completed $99 million and $118 million, respectively, of leasehold and property acquisitions primarily in our North America onshore regions and Egypt.
Transaction, Reorganization, and Separation
During the second quarter and first six months of 2016, Apache recorded $9 million and $24 million, respectively, in expense related to various asset transactions, company reorganization, and employee separation.
2015 Activity
Canada Divestiture
In April 2015, Apache's subsidiaries completed the sale of its 50 percent interest in the Kitimat LNG project and upstream acreage in the Horn River and Liard natural gas basins to Woodside Petroleum Limited (Woodside). Proceeds at closing were $854 million, of which approximately $344 million were associated with LNG assets and $510 million were associated with upstream assets. The proceeds are subject to post-closing adjustments. For additional details related to post-closing adjustments, please see Note 9—Commitments and Contingencies.
The Kitimat LNG assets classified as held for sale as of December 31, 2014 were impaired $655 million in the fourth quarter of 2014. Apache recognized a $146 million gain on the sale of the upstream assets upon completion of the sale.
Australia Divestitures
Woodside Sale In April 2015, Apache's subsidiaries completed the sale of its interest in the Wheatstone LNG project and associated upstream oil and gas assets to Woodside. Proceeds at closing were $2.8 billion, of which approximately $1.4 billion were associated with LNG assets and $1.4 billion were associated with the upstream assets. The proceeds are subject to post-closing adjustments. For additional details related to post-closing adjustments, please see Note 9—Commitments and Contingencies.
The Wheatstone LNG assets and associated upstream assets were impaired $833 million in the fourth quarter of 2014 and classified as held for sale on the consolidated balance sheet as of December 31, 2014. An additional impairment of approximately $49 million was recognized in the first quarter of 2015. No additional gain or loss was recognized on the ultimate disposal of the LNG project and upstream assets.
Consortium Sale In June 2015, Apache's subsidiaries completed the sale of the Company's Australian subsidiary Apache Energy Limited (AEL) to a consortium of private equity funds managed by Macquarie Capital Group Limited and Brookfield Asset Management Inc. Total proceeds of $1.9 billion included customary, post-closing adjustments for the period between the effective date, October 1, 2014, and closing. A loss of approximately $139 million was recognized for the sale of AEL.

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

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Revenues and other from discontinued operations	$—	$101	$—	$288
Impairment on Woodside sale	$—	$—	$—	$(49)
Loss on Consortium sale	—	(139)	—	(139)
Income from divested Australian operations	—	18	—	28
Income tax benefit	—	241	—	42
Income (loss) from Australian discontinued operations, net of tax	$—	$120	$—	$(118)
Leasehold and Property Acquisitions
During the second quarter and first six months of 2015, Apache completed $36 million and $128 million, respectively, of leasehold and property acquisitions primarily in our North America onshore regions.
Transaction, Reorganization, and Separation
During the second quarter and first six months of 2015, Apache recorded $66 million and $120 million, respectively, in expense related to various asset transactions, company reorganization, and employee separation.

4.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $262 million and $245 million at June 30, 2016 and December 31, 2015, respectively. The increase is primarily attributable to drilling activities, partially offset by successful transfers and dry hole write-offs. Exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling were $93 million and $61 million at June 30, 2016 and December 31, 2015, respectively. The exploratory well costs that had been capitalized for a period greater than one year at December 31, 2015 are associated with the Aviat discovery in the North Sea and comprise exploration and appraisal activities. The amount of exploratory well costs capitalized for a period greater than one year increased by $32 million during the six months ended June 30, 2016 as a result of exploration drilling in Suriname. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2015 were charged to dry hole expense during the six months ended June 30, 2016. Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether reserves can be attributed to these projects.

5.	OTHER CURRENT LIABILITIES
The following table provides detail of our other current liabilities as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In millions)
Accrued operating expenses	$120	$139
Accrued exploration and development	475	637
Accrued compensation and benefits	99	166
Accrued interest	146	144
Accrued income taxes	54	47
Current debt	1	1
Current asset retirement obligation	36	36
Other	95	53
Total Other current liabilities	$1,026	$1,223

6.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the six-month period ended June 30, 2016:

(In millions)
Asset retirement obligation at December 31, 2015	$2,598
Liabilities incurred	6
Liabilities acquired	34
Liabilities settled	(31)
Accretion expense	76
Revisions in estimated liabilities	59
Asset retirement obligation at June 30, 2016	2,742
Less current portion	36
Asset retirement obligation, long-term	$2,706

7.	DEBT AND FINANCING COSTS
The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Commercial paper and committed bank facilities	$—	$—	$—	$—
Notes and debentures	8,720	9,393	8,717	8,330
Total Debt	$8,720	$9,393	$8,717	$8,330
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

As of June 30, 2016, the Company had a $3.5 billion five-year revolving credit facility which matures in June 2020. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its $3.5 billion commercial paper program. The commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of June 30, 2016, the Company had no debt outstanding under commercial paper, committed bank facilities, and uncommitted bank lines.

As of June 30, 2016, the Company had a £900 million three-year letter of credit facility which matures in February 2019. The facility is available for letters of credit and loans to cash collateralize letter of credit obligations to the extent letters of credit are unavailable under the facility. As of June 30, 2016, no letters of credit or loans were outstanding under this facility. Subsequently, as of the date of this filing, a letter of credit for approximately £96 million was outstanding under this facility.

In April 2015, the FASB issued ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability. The Company adopted this update in the first quarter of 2016 and applied the changes retrospectively for all periods presented. At December 31, 2015, the Company had debt issuance costs of $61 million classified as a long-term asset as a component of "deferred charges and other" on the balance sheet that have been netted against "long-term debt" in these unaudited interim financial statements. As of June 30, 2016, long-term debt is presented net of debt issuance costs of $58 million.

Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Interest expense	$116	$123	$232	$251
Amortization of deferred loan costs	2	2	3	4
Capitalized interest	(12)	(5)	(23)	(9)
Interest income	(2)	(3)	(3)	(5)
Financing costs, net	$104	$117	$209	$241

8.	INCOME TAXES
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
During the second quarter of 2016, Apache’s effective income tax rate was primarily impacted by an increase in the valuation allowance on Canadian deferred tax assets. During the second quarter of 2015, Apache’s effective tax rate was primarily impacted by non-cash impairments of the carrying value of the Company's proved oil and gas properties and an increase in the amount of valuation allowances on Canadian deferred tax assets and U.S. foreign tax credits.
Apache's 2016 year-to-date effective tax rate is primarily impacted by an increase in the valuation allowance on Canadian deferred tax assets. Apache's 2015 year-to-date effective tax rate was primarily impacted by non-cash impairments of the carrying value of the Company's proved oil and gas properties and an increase in the amount of valuation allowances on Canadian deferred tax assets and U.S. foreign tax credits, offset by a $414 million deferred tax benefit associated with a reduction in the U.K. statutory income tax rate from 62 percent to 50 percent.

9.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of June 30, 2016, the Company has an accrued liability of approximately $30 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on each of the Legal Matters described below, please see Note 9—Commitments and Contingencies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Argentine Environmental Claims and Argentina Tariff
No material change in the status of the YPF Sociedad Anónima and Pioneer Natural Resources Company indemnities matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
On or about July 28, 2016, in a case captioned Keith Stutes, District Attorney for the 15th Judicial District of the State of Louisiana v. Gulfport Energy Corporation et al., Docket No. 102156, in the 15th Judicial District Court, Parish of Vermilion, State of Louisiana, plaintiff asserts coastal zone claims similar to the claims filed previously by Plaquemines Parish and Cameron Parish against Apache and various other oil and gas producers. In respect of three lawsuits filed by the Parish of Plaquemines against the Company and other oil and gas producers in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana (captioned Parish of Plaquemines v. Rozel Operating Company et al., Docket No. 60-996; Parish of Plaquemines v. Apache Oil Corporation et al., Docket No. 61-000; and Parish of Plaquemines v. HHE Energy Company et al., Docket No. 60-983), in April 2016 the Plaquemines Parish Council reversed course and decided not to dismiss the lawsuits. The Louisiana Attorney General has announced his intention to intervene in the three Plaquemines Parish proceedings and in the Cameron Parish proceedings in the Parish’s 38th Judicial District Court, captioned Parish of Cameron v. BEPCO, L.P., et al., Docket No. 10-19572; Parish of Cameron v. BP America Production Company et al., Docket No. 10-19576; Parish of Cameron v. Apache Corporation (of Delaware) et al., Docket No. 10-19579; Parish of Cameron v. Atlantic Richfield Company et al., Docket No. 10-19577; Parish of Cameron v. Alpine Exploration Companies, Inc., et al., Docket No. 10-19580; and Parish of Cameron v. Auster Oil and Gas, Inc., et al, Docket No. 10-19582. The Cameron Parish proceedings have been removed to the United States District Court for the Western District of Louisiana, subject to any effort by plaintiff to remand the proceedings to state court.
No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Apollo Exploration Lawsuit
In a fourth amended petition filed on March 21, 2016, in a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs have reduced their alleged damages to approximately $500 million (having previously claimed in excess of $1.1 billion) relating to certain purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. Apache believes that plaintiffs’ claims lack merit, and further that plaintiffs’ alleged damages, even as amended, are grossly inflated. Apache will vigorously oppose the claims. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Escheat Audits
There has been no other material change with respect to the review of the books and records of the Company and its subsidiaries and related entities by the State of Delaware, Department of Finance (Unclaimed Property), to determine compliance with the Delaware Escheat Laws, since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Burrup-Related Gas Supply Lawsuits
In the cases captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653 and Pankaj Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2012 01995, in the Supreme Court of Victoria, trial commenced on May 30, 2016, and is ongoing. Apache Corporation, Apache Energy Limited (now known as Quadrant Energy Australia Limited), and Apache Northwest Pty Ltd (now known as Quadrant Northwest Pty Ltd) have, subject to certain conditions precedent, reached a settlement on confidential terms with each of the plaintiffs and related entities. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Environmental Matters
As of June 30, 2016, the Company had an undiscounted reserve for environmental remediation of approximately $57 million. The Company is not aware of any environmental claims existing as of June 30, 2016, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
Apache Canada Ltd. (ACL) reported a produced water release from a water injection pipeline in a remote area of the Belloy Field that occurred on or about May 4, 2016. The cause of the release remains under investigation. With respect to this release, the summons and information containing charges relating to a leak of produced water in the Zama area that occurred on or between October 3 and October 25, 2013, and the summons and information containing charges relating to a leak of produced water in the Belloy Field operating area that occurred on or about January 20, 2014, the Company does not expect the economic impact of these incidents to have a material effect on the Company’s financial position, results of operations, or liquidity. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Australian Operations Divestiture Dispute
By a Sale and Purchase Agreement dated April 9, 2015 (“SPA”), the Company and its subsidiaries divested their remaining Australian operations to Viraciti Energy Pty Ltd, which has since been renamed Quadrant Energy Pty Ltd (“Quadrant”). Closing occurred on June 5, 2015. By letter dated June 6, 2016, Quadrant provided the Company with a one-year placeholder notice of claim under the SPA concerning tax and other issues totaling approximately $200 million in the aggregate. The Company is in the process of reviewing the issues raised by Quadrant and believes at this time that these matters will not have a material adverse effect on the Company’s financial position, results of operation, or liquidity.
LNG Divestiture Dispute

In respect of the purchase by Woodside of the Wheatstone and Kitimat LNG projects and accompanying upstream oil and gas reserves from the Company and its subsidiaries, several court proceedings are pending in the Supreme Court of Western Australia (Case Nos. 2315 of 2015, 2798 of 2015, 1504 of 2016, 1520 of 2016, and 1521 of 2016) concerning or arising out of the Wheatstone sale and purchase agreement, including whether certain amounts are due and owing Apache from Woodside and whether certain of Woodside’s purchase price adjustment claims are time-barred. In addition, Woodside is attempting to commence third party expert determination proceedings at the ICC International Centre for ADR in respect of certain aspects of its purchase price adjustment claims. The Company believes that under the terms of the sale and purchase agreements, Woodside’s requests for payment of purchase price adjustments lack merit and further that Woodside must reimburse Apache certain costs relating to Wheatstone and Kitimat; therefore, the Company has not recorded a liability associated with this dispute. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

10.	CAPITAL STOCK
Net Loss per Common Share
A reconciliation of the components of basic and diluted net loss per common share for the quarters ended June 30, 2016 and 2015 is presented in the table below.

	For the Quarter Ended June 30,
	2016			2015
	Loss	Shares	Per Share	Income (Loss)	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Loss from continuing operations	$(244)	379	$(0.65)	$(980)	378	$(2.60)
Income (loss) from discontinued operations	—	379	—	120	378	0.32
Loss attributable to common stock	$(244)	379	$(0.65)	$(860)	378	$(2.28)
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	—	$—
Diluted:
Loss from continuing operations	$(244)	379	$(0.65)	$(980)	378	$(2.60)
Income (loss) from discontinued operations	—	379	—	120	378	0.32
Loss attributable to common stock	$(244)	379	$(0.65)	$(860)	378	$(2.28)

	For the Six Months Ended June 30,
	2016			2015
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Loss from continuing operations	$(616)	379	$(1.63)	$(2,076)	377	$(5.50)
Loss from discontinued operations	—	379	—	(118)	377	(0.31)
Loss attributable to common stock	$(616)	379	$(1.63)	$(2,194)	377	$(5.81)
Effect of Dilutive Securities:
Stock options and other	—	—		—	—
Diluted:
Loss from continuing operations	$(616)	379	$(1.63)	$(2,076)	377	$(5.50)
Loss from discontinued operations	—	379	—	(118)	377	(0.31)
Loss attributable to common stock	$(616)	379	$(1.63)	$(2,194)	377	$(5.81)

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 6.3 million and 8.3 million for the quarters ended June 30, 2016 and 2015, respectively, and 7.4 million and 8.3 million for the six months ended June 30, 2016 and 2015, respectively.
Common Stock Dividends
For the quarters ended June 30, 2016, and 2015, Apache paid $95 million and $95 million, respectively, in dividends on its common stock. For the six months ended June 30, 2016 and 2015, the Company paid $189 million and $189 million, respectively.
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
Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil, and natural gas liquids. At June 30, 2016, the Company had production in four reporting segments: the United States, Canada, Egypt, and offshore the United Kingdom in the North Sea (North Sea). Apache also pursues exploration interests in other areas that may, over time, result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt(1)	North Sea	Other International	Total(3)
	(In millions)
For the Quarter Ended June 30, 2016
Oil and Gas Production Revenues	$520	$73	$542	$251	$—	$1,386
Operating Income (Loss)(2)	$(109)	$(57)	$220	$(115)	$—	$(61)
Other Income (Expense):
Gain (loss) on divestitures, net						17
Other						(21)
General and administrative						(103)
Transaction, reorganization, and separation						(9)
Financing costs, net						(104)
Loss Before Income Taxes						$(281)
For the Six Months Ended June 30, 2016
Oil and Gas Production Revenues	$929	$156	$934	$454	$—	$2,473
Operating Income (Loss)(2)	$(267)	$(118)	$261	$(101)	$(1)	$(226)
Other Income (Expense):
Gain (loss) on divestitures, net						16
Other						(24)
General and administrative						(196)
Transaction, reorganization, and separation						(24)
Financing costs, net						(209)
Loss Before Income Taxes						$(663)
Total Assets	$12,383	$2,070	$5,520	$4,326	$47	$24,346

	United States	Canada	Egypt(1)	North Sea	Other International	Total(3)
	(In millions)
For the Quarter Ended June 30, 2015
Oil and Gas Production Revenues	$767	$138	$703	$383	$—	$1,991
Operating Income (Loss)(2)	$(363)	$(78)	$335	$(40)	$(1)	$(147)
Other Income (Expense):
Gain (loss) on divestitures, net						227
Other						28
General and administrative						(111)
Transaction, reorganization, and separation						(66)
Financing costs, net						(117)
Loss From Continuing Operations Before Income Taxes						$(186)
For the Six Months Ended June 30, 2015
Oil and Gas Production Revenues	$1,427	$271	$1,256	$696	$—	$3,650
Operating Income (Loss)(2)	$(2,382)	$(174)	$499	$(72)	$(1)	$(2,130)
Other Income (Expense):
Gain (loss) on divestitures, net						209
Other						22
General and administrative						(195)
Transaction, reorganization, and separation						(120)
Financing costs, net						(241)
Loss From Continuing Operations Before Income Taxes						$(2,455)
Total Assets	$20,367	$3,932	$7,435	$4,488	$580	$36,802

(1)	Includes a noncontrolling interest in Egypt.

(2)
Operating Income (Loss) consists of oil and gas production revenues less lease operating expenses, gathering and transportation costs, taxes other than income, exploration costs, depreciation, depletion, and amortization, asset retirement obligation accretion, and impairments. The operating income (loss) of U.S., Canada, and North Sea includes asset impairments totaling $125 million, $9 million, and $105 million, respectively, for the second quarter of 2016. The operating income (loss) of U.S., Canada, and North Sea includes asset impairments totaling $166 million, $10 million, and $105 million, respectively, for the first six months of 2016. The operating income (loss) of U.S., Canada, Egypt, and North Sea includes asset impairments totaling $465 million, $27 million, $5 million, and $163 million, respectively, for the second quarter of 2015. The operating income (loss) of U.S., Canada, Egypt, and North Sea include asset impairments totaling $2.4 billion, $54 million, $267 million, and $13 million, respectively, for the first six months of 2015.

(3)	Amounts for 2015 have been restated to exclude Australia discontinued operations.

12.	SUPPLEMENTAL GUARANTOR INFORMATION
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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 30, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$270	$—	$1,116	$—	$1,386
Equity in net income of affiliates	(76)	6	—	70	—
Other	(22)	9	(8)	—	(21)
Gain (loss) on divestiture	(1)	—	18	—	17
	171	15	1,126	70	1,382
OPERATING EXPENSES:
Lease operating expenses	66	—	293	—	359
Gathering and transportation	10	—	42	—	52
Taxes other than income	22	—	43	—	65
Exploration	76	—	15	—	91
General and administrative	86	—	17	—	103
Depreciation, depletion, and amortization	159	—	510	—	669
Asset retirement obligation accretion	5	—	33	—	38
Impairments	61	—	112	—	173
Transaction, reorganization, and separation	9	—	—	—	9
Financing costs, net	64	7	33	—	104
	558	7	1,098	—	1,663
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(387)	8	28	70	(281)
Provision (benefit) for income taxes	(143)	2	60	—	(81)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(244)	6	(32)	70	(200)
Net income (loss) from discontinued operations, net of tax	—	—	—	—	—
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(244)	6	(32)	70	(200)
Net income attributable to noncontrolling interest	—	—	44	—	44
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(244)	$6	$(76)	$70	$(244)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 30, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$434	$—	$1,557	$—	$1,991
Equity in net income (loss) of affiliates	(172)	35	(1)	138	—
Other	(7)	12	4	19	28
Gain (loss) on divestiture	(16)	—	243	—	227
	239	47	1,803	157	2,246
OPERATING EXPENSES:
Lease operating expenses	108	—	359	—	467
Gathering and transportation	7	—	42	—	49
Taxes other than income	33	—	22	—	55
Exploration	166	—	59	—	225
General and administrative	74	—	18	19	111
Depreciation, depletion, and amortization	232	—	562	—	794
Asset retirement obligation accretion	3	—	33	—	36
Impairments	201	—	311	—	512
Transaction, reorganization, and separation	66	—	—	—	66
Financing costs, net	116	11	(10)	—	117
	1,006	11	1,396	19	2,432
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(767)	36	407	138	(186)
Provision (benefit) for income taxes	(79)	2	808	—	731
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(688)	34	(401)	138	(917)
Net loss from discontinued operations, net of tax	(172)	—	292	—	120
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(860)	34	(109)	138	(797)
Net income attributable to noncontrolling interest	—	—	63	—	63
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(860)	$34	$(172)	$138	$(860)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$487	$—	$1,986	$—	$2,473
Equity in net income (loss) of affiliates	(184)	(20)	—	204	—
Other	6	21	(51)	—	(24)
Gain (loss) on divestiture	(2)	—	18	—	16
	307	1	1,953	204	2,465
OPERATING EXPENSES:
Lease operating expenses	144	—	593	—	737
Gathering and transportation	19	—	85	—	104
Taxes other than income	43	—	33	—	76
Exploration	126	—	60	—	186
General and administrative	163	—	33	—	196
Depreciation, depletion, and amortization	315	—	1,032	—	1,347
Asset retirement obligation accretion	9	—	67	—	76
Impairments	61	—	112	—	173
Transaction, reorganization, and separation	24	—	—	—	24
Financing costs, net	125	17	67	—	209
	1,029	17	2,082	—	3,128
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(722)	(16)	(129)	204	(663)
Provision (benefit) for income taxes	(106)	4	10	—	(92)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(616)	(20)	(139)	204	(571)
Net loss from discontinued operations, net of tax	—	—	—	—	—
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(616)	(20)	(139)	204	(571)
Net income attributable to noncontrolling interest	—	—	45	—	45
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(616)	$(20)	$(184)	$204	$(616)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$799	$—	$2,851	$—	$3,650
Equity in net income (loss) of affiliates	(1,419)	(18)	—	1,437	—
Other	(45)	26	22	19	22
Gain (loss) on divestiture	(29)	—	238	—	209
	(694)	8	3,111	1,456	3,881
OPERATING EXPENSES:
Lease operating expenses	232	—	716	—	948
Gathering and transportation	16	—	89	—	105
Taxes other than income	67	—	61	—	128
Exploration	261	—	222	—	483
General and administrative	136	—	40	19	195
Depreciation, depletion, and amortization	494	—	1,126	—	1,620
Asset retirement obligation accretion	7	—	65	—	72
Impairments	1,365	—	1,059	—	2,424
Transaction, reorganization, and separation	120	—	—	—	120
Financing costs, net	215	21	5	—	241
	2,913	21	3,383	19	6,336
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,607)	(13)	(272)	1,437	(2,455)
Provision for income taxes	(1,585)	5	1,110	—	(470)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(2,022)	(18)	(1,382)	1,437	(1,985)
Net loss from discontinued operations, net of tax	(172)	—	54	—	(118)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(2,194)	(18)	(1,328)	1,437	(2,103)
Net income attributable to noncontrolling interest	—	—	91	—	91
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(2,194)	$(18)	$(1,419)	$1,437	$(2,194)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$110	$—	$873	$—	$983
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(53)	—	(872)	—	(925)
Leasehold and property acquisitions	(53)	—	(65)	—	(118)
Investment in subsidiaries, net	(39)	—	—	39	—
Other	(3)	—	80	—	77
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(148)	—	(857)	39	(966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany borrowings	—	1	38	(39)	—
Distributions to noncontrolling interest	—	—	(93)	—	(93)
Dividends paid	(189)	—	—	—	(189)
Other	1	(1)	(1)	—	(1)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(188)	—	(56)	(39)	(283)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(226)	—	(40)	—	(266)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	378	—	1,089	—	1,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152	$—	$1,049	$—	$1,201

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$54	$(21)	$1,590	$—	$1,623
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	159	—	159
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	54	(21)	1,749	—	1,782
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,095)	—	(1,688)	—	(2,783)
Leasehold and property acquisitions	(124)	—	(4)	—	(128)
Additions to gas gathering, transmission, and processing facilities	(24)	—	(70)	—	(94)
Proceeds from sale Kitimat LNG	—	—	854	—	854
Proceeds from sale of other oil and gas properties	4	—	115	—	119
Investment in subsidiaries, net	82	—	—	(82)	—
Other	(16)	—	(51)	—	(67)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(1,173)	—	(844)	(82)	(2,099)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	4,372	—	4,372
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,173)	—	3,528	(82)	2,273
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	(1,570)	—	—	—	(1,570)
Intercompany borrowings	4,562	(10)	(4,634)	82	—
Distributions to noncontrolling interest	—	—	(40)	—	(40)
Dividends paid	(189)	—	—	—	(189)
Other	2	31	(18)	—	15
NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	2,805	21	(4,692)	82	(1,784)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	—	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,805	21	(4,692)	82	(1,784)
NET DECREASE IN CASH AND CASH EQUIVALENTS	1,686	—	585	—	2,271
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	267	—	412	—	679
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,953	$—	$997	$—	$2,950

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152	$—	$1,049	$—	$1,201
Receivables, net of allowance	330	—	686	—	1,016
Inventories	32	—	498	—	530
Drilling advances	6	—	196	—	202
Deferred tax asset	(28)	—	28	—	—
Prepaid assets and other	193	—	150	—	343
Intercompany receivable	5,371	—	—	(5,371)	—
	6,056	—	2,607	(5,371)	3,292
PROPERTY AND EQUIPMENT, NET	6,304	—	13,839	—	20,143
OTHER ASSETS:
Intercompany receivable	—	—	11,083	(11,083)	—
Equity in affiliates	15,908	(1,080)	699	(15,527)	—
Deferred charges and other	93	1,000	818	(1,000)	911
	$28,361	$(80)	$29,046	$(32,981)	$24,346
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$324	$(2)	$222	$—	$544
Other current liabilities	403	2	621	—	1,026
Intercompany payable	—	—	5,371	(5,371)	—
	727	—	6,214	(5,371)	1,570
LONG-TERM DEBT	8,431	297	(9)	—	8,719
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	10,976	—	107	(11,083)	—
Income taxes	(114)	5	2,417	—	2,308
Asset retirement obligation	277	—	2,429	—	2,706
Other	922	(1)	426	(1,000)	347
	12,061	4	5,379	(12,083)	5,361
COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	7,142	(381)	15,908	(15,527)	7,142
Noncontrolling interest	—	—	1,554	—	1,554
TOTAL EQUITY	7,142	(381)	17,462	(15,527)	8,696
	$28,361	$(80)	$29,046	$(32,981)	$24,346

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378	$—	$1,089	$—	$1,467
Receivables, net of allowance	314	—	939	—	1,253
Inventories	34	—	536	—	570
Drilling advances	16	—	156	—	172
Prepaid assets and other	102	—	188	—	290
Intercompany receivable	5,212	—	—	(5,212)	—
	6,056	—	2,908	(5,212)	3,752
PROPERTY AND EQUIPMENT, NET	6,546	—	14,292	—	20,838
OTHER ASSETS:
Intercompany receivable	—	—	10,744	(10,744)	—
Equity in affiliates	16,092	(807)	446	(15,731)	—
Deferred charges and other	96	1,001	813	(1,000)	910
	$28,790	$194	$29,203	$(32,687)	$25,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$409	$—	$209	$—	$618
Other current liabilities	539	3	681	—	1,223
Intercompany payable	—	—	5,212	(5,212)	—
	948	3	6,102	(5,212)	1,841
LONG-TERM DEBT	8,418	298	—	—	8,716
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	10,744	—	—	(10,744)	—
Income taxes	(412)	4	2,937	—	2,529
Asset retirement obligation	271	—	2,291	—	2,562
Other	933	250	179	(1,000)	362
	11,536	254	5,407	(11,744)	5,453
COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	7,888	(361)	16,092	(15,731)	7,888
Noncontrolling interest	—	—	1,602	—	1,602
TOTAL EQUITY	7,888	(361)	17,694	(15,731)	9,490
	$28,790	$194	$29,203	$(32,687)	$25,500

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Financial information for all periods has been recast to reflect the retrospective application of the successful efforts method of accounting, as discussed under Note 1 in Part I, Item 1, of this Quarterly Report on Form 10-Q. Results of operations and consolidated cash flows for our divested Australia assets are reflected as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
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
Apache reported a second quarter loss of $244 million, or $0.65 per common share. These results include after-tax asset impairments of $139 million, or $0.37 per common share. During the second quarter of 2016, Apache generated cash from operating activities of $744 million, a substantial increase from last quarter but significantly lower than the $1.2 billion in second quarter of last year.
While Apache continues to be negatively impacted by low commodity prices, we have seen positive results from our aggressive efforts to reduce costs. Lease operating expenses in the second quarter were $108 million lower, or 23 percent, from the same quarter in 2015. These reductions were driven by efforts to align staffing levels, renegotiate contracts, and reduce third-party contractor costs. In addition, we diligently focused on improving our well costs, realizing substantial drilling efficiencies and cost reductions compared to the prior year, and we have been able to maintain these savings for the past two quarters.
We now project 2016 full-year capital spending to be at the high end of our $1.4 billion to $1.8 billion guidance range. Our capital allocation process will remain methodical and rigorous, with a primary focus on returns. We remain committed to achieving "cash flow neutrality" in 2016, and we believe we remain on track to exit the year with no significant change in net debt (debt less cash) related to year-end 2015. We exited the second quarter with $1.2 billion in cash, an increase of $200 million from the end of the first quarter of this year, and $3.5 billion in available committed borrowing capacity.
Operating Highlights
Significant operating activities for the quarter include the following:
Overall

•
Equivalent production decline from second quarter of 2015 levels was only 8 percent, despite a significant reduction in capital investments in 2015 and the first quarter of 2016 when compared to prior-year levels.

•
Liquids production for the second quarter of 2016 averaged 348 thousand barrels of oil equivalent per day (Mboe/d), with crude oil representing 82 percent of total liquids production. Liquids production decreased 6 percent from the second quarter of 2015.

North America

•
Onshore equivalent production was down 11 percent for the quarter relative to the 2015 period. This production performance is notable given a significant reduction in North American onshore exploration and development capital spending during 2015 and the first half of 2016.

•
Second quarter equivalent production from the Permian Basin region, which accounts for more than half of our total onshore North American production, decreased 4 percent from the second quarter of 2015 despite significantly fewer wells placed on production during the second quarter of 2016.

International and Offshore

•
In Egypt, we averaged 4 rigs and placed 14 wells on production during the quarter. Gross equivalent production remained flat compared with the second quarter of 2015, driven by an increase of 4 percent in higher margin oil production, which was offset by a decline in lower margin natural gas production. On a net basis, equivalent production declined 5 percent from the second quarter of 2015, the impact of cost recovery volumes under our production-sharing contracts.

•
North Sea average daily production increased 2 percent for the second quarter of 2016 from the second quarter of last year as a result of three new wells brought onto production late in the first quarter of 2016.

Results of Operations
Oil and Gas Revenues
The table below presents revenues by geographic region and each region’s percent contribution to revenues for 2016 and 2015.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$409	37%	$627	39%	$722	37%	$1,137	39%
Canada	46	4%	75	4%	85	5%	135	5%
North America	455	41%	702	43%	807	42%	1,272	44%
Egypt (1)	437	39%	572	36%	733	38%	1,018	35%
North Sea	226	20%	344	21%	400	20%	621	21%
International (1)	663	59%	916	57%	1,133	58%	1,639	56%
Total (1)	$1,118	100%	$1,618	100%	$1,940	100%	$2,911	100%
Total Natural Gas Revenues:
United States	$62	30%	$90	29%	$124	29%	$193	31%
Canada	23	11%	61	19%	64	15%	128	21%
North America	85	41%	151	48%	188	44%	321	52%
Egypt (1)	102	49%	127	40%	195	45%	231	37%
North Sea	22	10%	37	12%	49	11%	71	11%
International (1)	124	59%	164	52%	244	56%	302	48%
Total (1)	$209	100%	$315	100%	$432	100%	$623	100%
Total Natural Gas Liquids (NGL)
Revenues:
United States	$49	83%	$50	86%	$83	82%	$97	84%
Canada	4	7%	2	4%	7	7%	8	7%
North America	53	90%	52	90%	90	89%	105	91%
Egypt (1)	3	5%	4	7%	6	6%	7	6%
North Sea	3	5%	2	3%	5	5%	4	3%
International (1)	6	10%	6	10%	11	11%	11	9%
Total (1)	$59	100%	$58	100%	$101	100%	$116	100%
Total Oil and Gas Revenues:
United States	$520	38%	$767	38%	$929	38%	$1,427	39%
Canada	73	5%	138	7%	156	6%	271	8%
North America	593	43%	905	45%	1,085	44%	1,698	47%
Egypt (1)	542	39%	703	36%	934	38%	1,256	34%
North Sea	251	18%	383	19%	454	18%	696	19%
International (1)	793	57%	1,086	55%	1,388	56%	1,952	53%
Total (1)	$1,386	100%	$1,991	100%	$2,473	100%	$3,650	100%
Discontinued Operations:
Oil Revenues	$—		$57		—		138
Natural Gas Revenues	—		53		—		140
NGL Revenues	—		—		—		—
Total	$—		$110		—		278

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The table below presents the second-quarter and year-to-date 2016 and 2015 production and the relative increase or decrease from the prior period.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Oil Volume – b/d
United States	106,741	(16)%	127,698	111,300	(12)%	127,171
Canada	12,917	(18)%	15,791	13,690	(16)%	16,330
North America	119,658	(17)%	143,489	124,990	(13)%	143,501
Egypt(1)(2)	106,223	2%	103,865	102,241	3%	99,494
North Sea	59,124	—	58,873	58,043	(4)%	60,279
International	165,347	2%	162,738	160,284	—	159,773
Total	285,005	(7)%	306,227	285,274	(6)%	303,274
Natural Gas Volume – Mcf/d
United States	408,126	(9)%	446,788	408,943	(7)%	441,333
Canada	246,830	(13)%	282,971	256,635	(10)%	285,251
North America	654,956	(10)%	729,759	665,578	(8)%	726,584
Egypt(1)(2)	408,013	(15)%	478,170	402,806	(8)%	437,611
North Sea	60,318	7%	56,367	65,556	23%	53,423
International	468,331	(12)%	534,537	468,362	(5)%	491,034
Total	1,123,287	(11)%	1,264,296	1,133,940	(7)%	1,217,618
NGL Volume – b/d
United States	55,632	1%	54,944	55,666	9%	51,104
Canada	5,092	(13)%	5,825	5,797	(1)%	5,839
North America	60,724	—	60,769	61,463	8%	56,943
Egypt(1)(2)	950	(26)%	1,289	1,119	(7)%	1,204
North Sea	1,563	89%	826	1,486	74%	856
International	2,513	19%	2,115	2,605	26%	2,060
Total	63,237	1%	62,884	64,068	9%	59,003
BOE per day(3)
United States	230,393	(10)%	257,107	235,123	(7)%	251,831
Canada	59,148	(14)%	68,778	62,260	(11)%	69,711
North America	289,541	(11)%	325,885	297,383	(8)%	321,542
Egypt(2)	175,175	(5)%	184,848	170,494	(2)%	173,634
North Sea	70,740	2%	69,094	70,455	1%	70,038
International	245,915	(3)%	253,942	240,949	(1)%	243,672
Total	535,456	(8)%	579,827	538,332	(5)%	565,214
Discontinued Operations:
Oil (b/d)	—		9,849	—		15,346
Natural Gas (Mcf/d)	—		149,336	—		189,789
NGL (b/d)	—		—	—		—
BOE/d	—		34,738	—		46,978

(1)	Gross oil, natural gas, and NGL production in Egypt for the second quarter and six-month period of 2016 and 2015 were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Oil (b/d)	212,218	203,319	211,032	200,568
Natural Gas (Mcf/d)	814,283	861,181	830,165	861,555
NGL (b/d)	1,757	2,549	1,951	2,436

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the second quarter and six-months period of 2016 and 2015 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Oil (b/d)	35,357	34,580	34,017	33,144
Natural Gas (Mcf/d)	136,029	158,848	134,266	145,598
NGL (b/d)	317	430	373	402

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

Pricing

The table below presents second-quarter and year-to-date 2016 and 2015 pricing and the relative increase or decrease from the prior periods.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Average Oil Price - Per barrel
United States	$41.95	(22)%	$53.94	$35.61	(28)%	$49.38
Canada	39.39	(25)%	52.22	34.11	(26)%	45.81
North America	41.45	(23)%	53.75	35.34	(28)%	48.97
Egypt	45.42	(25)%	60.83	39.47	(30)%	56.56
North Sea	45.56	(29)%	64.03	39.64	(30)%	56.86
International	45.47	(26)%	61.86	39.53	(30)%	56.67
Total	43.14	(26)%	58.06	37.37	(30)%	53.03
Average Natural Gas Price - Per Mcf
United States	$1.70	(23)%	$2.21	$1.67	(31)%	$2.42
Canada	1.01	(57)%	2.34	1.36	(45)%	2.46
North America	1.44	(36)%	2.26	1.55	(36)%	2.44
Egypt	2.72	(7)%	2.91	2.65	(9)%	2.92
North Sea	3.95	(46)%	7.35	4.11	(44)%	7.37
International	2.88	(15)%	3.38	2.86	(16)%	3.40
Total	2.04	(26)%	2.74	2.09	(26)%	2.83
Average NGL Price - Per barrel
United States	$9.74	(4)%	$10.11	$8.17	(22)%	$10.52
Canada	8.54	94%	4.41	6.88	(11)%	7.74
North America	9.64	1%	9.56	8.05	(21)%	10.23
Egypt	27.68	(4)%	28.95	27.24	(15)%	32.14
North Sea	22.25	(28)%	30.94	20.29	(27)%	27.75
International	24.30	(18)%	29.73	23.28	(23)%	30.32
Total	10.22	—	10.24	8.67	(21)%	10.93
Discontinued Operations:
Oil price ($/Bbl)	$—		$63.60	$—		$49.76
Natural Gas price ($/Mcf)	—		3.88	—		4.07
NGL price ($/Bbl)	—		—	—		—

Second-Quarter 2016 compared to Second-Quarter 2015
Crude Oil Revenues Crude oil revenues for the second quarter of 2016 totaled $1.1 billion, a $500 million decrease from the comparative 2015 quarter. A 7 percent decrease in average daily production reduced second-quarter 2016 revenues by $84 million compared to the prior-year quarter, while 26 percent lower average realized prices decreased revenues by $416 million. Crude oil accounted for 81 percent of oil and gas production revenues and 53 percent of worldwide production in the second quarter of 2016. Crude oil prices realized in the second quarter of 2016 averaged $43.14 per barrel, compared with $58.06 per barrel in the comparative prior-year quarter.
Worldwide oil production decreased 21.2 Mb/d to 285.0 Mb/d, primarily a result of reduced drilling activity in response to low commodity prices. Decreases from natural decline were partially offset by new production in the North Sea’s Beryl field and in Egypt.

Natural Gas Revenues Gas revenues for the second quarter of 2016 totaled $209 million, an $106 million decrease from the comparative 2015 quarter. An 11 percent decrease in average daily production reduced second-quarter revenues by $26 million compared to the prior-year quarter, while 26 percent lower average realized prices decreased revenues by $80 million. Natural gas accounted for 15 percent of our oil and gas production revenues and 35 percent of our equivalent production during the second quarter of 2016.
NGL Revenues NGL revenues for the second quarter of 2016 totaled $59 million, a $1 million increase from the comparative 2015 quarter. A 1 percent increase in average daily production increased second-quarter 2016 revenues by approximately $1 million, while average realized prices remained essentially flat for the second quarter of 2016 compared to the prior-year quarter. NGLs accounted for 4 percent of our oil and gas production revenues and 12 percent of our equivalent production during the second quarter of 2016.
Worldwide production of NGLs increased 353 b/d to 63.2 Mb/d in the second quarter of 2016, primarily the result of new production from completion activity in our North American onshore areas, gas processing plant downtime in the prior year period, and changes to existing gas processing arrangements.

Year-to-Date 2016 compared to Year-to-Date 2015
Crude Oil Revenues Crude oil revenues for the first six months of 2016 totaled $1.9 billion, a $971 million decrease from the comparative 2015 period. A 6 percent decrease in average daily production reduced 2016 oil revenues by $111 million compared to the prior-year period, while 30 percent lower average realized prices decreased revenues by $860 million. Crude oil accounted for 79 percent of oil and gas production revenues and 53 percent of worldwide production for the first six months of 2016, compared to 80 percent and 54 percent, respectively, for the 2015 period. Crude oil prices realized in the first six months of 2016 averaged $37.37 per barrel, compared with $53.03 per barrel in the comparative prior-year period.
Worldwide production decreased 18.0 Mb/d to 285.3 Mb/d in the first six months of 2016 from the comparative prior-year period, primarily a result of reduced drilling activity in response to lower commodity prices.
Natural Gas Revenues Gas revenues for the first six months of 2016 totaled $432 million, a $191 million decrease from the comparative 2015 period. A 7 percent decrease in average daily production reduced 2016 natural gas revenues by $29 million compared to the prior-year period, while 26 percent lower average realized prices decreased revenues by $162 million. Natural gas accounted for 17 percent of our oil and gas production revenues and 35 percent of our equivalent production for the first six months of 2016, compared to 17 percent and 36 percent, respectively, for the 2015 period.
Our worldwide natural gas production decreased 83.7 MMcf/d to 1,134 MMcf/d in the first six months of 2016 from the comparative prior-year period, primarily the result of reduced drilling activity in response to lower commodity prices.
NGL Revenues NGL revenues for the first six months of 2016 totaled $101 million, a $15 million decrease from the comparative 2015 period. A 9 percent increase in average production increased 2016 NGL revenues by $9 million compared to the prior-year period, while 21 percent lower average realized prices decreased revenues by $24 million. NGLs accounted for nearly 4 percent of oil and gas production revenues and 12 percent of our equivalent production for the first six months of 2016, compared to 3 percent and 10 percent, respectively, for the 2015 period.
Worldwide production of NGLs increased 5.1 Mb/d to 64.1 Mb/d in the first six months of 2016 from the comparative prior-year period, primarily as a result of North American onshore production growth from drilling and recompletion activity and also new production in North Sea's Beryl field.

Operating Expenses
The table below presents a comparison of our expenses on an absolute dollar basis and a boe basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt but, for the quarter and six months ended June 30, 2015, exclude discontinued operations in Australia.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(In millions)		(Per boe)		(In millions)		(Per boe)
Lease operating expense	$359	$467	$7.38	$8.85	$737	$948	$7.52	$9.26
Gathering and transportation	52	49	1.06	0.92	104	105	1.07	1.04
Taxes other than income	65	55	1.33	1.04	76	128	0.78	1.25
Exploration	91	225	1.87	4.26	186	483	1.90	4.72
General and administrative	103	111	2.10	2.10	196	195	2.00	1.90
Depreciation, depletion, and amortization:
Oil and gas property and equipment	629	711	12.92	13.47	1,265	1,454	12.91	14.22
Other assets	40	83	0.83	1.57	82	166	0.84	1.62
Asset retirement obligation accretion	38	36	0.78	0.68	76	72	0.77	0.71
Impairments	173	512	3.56	9.72	173	2,424	1.77	23.70
Transaction, reorganization, and separation	9	66	0.17	1.25	24	120	0.24	1.17
Financing costs, net	104	117	2.15	2.23	209	241	2.13	2.35
Total	$1,663	$2,432	$34.15	$46.09	$3,128	$6,336	$31.93	$61.94
Lease Operating Expenses (LOE) LOE decreased $108 million, or 23 percent, for the quarter, and $211 million, or 22 percent, for the six-month period, on an absolute dollar basis relative to the comparable periods of 2015. On a per-unit basis, LOE decreased 17 percent to $7.38 per boe for the second quarter of 2016, and 19 percent to $7.52 per boe for the first six months of 2016, as compared to the prior-year periods. These reductions reflect the impact of our continued focus on cost reductions consistent with the current price environment.
Gathering and Transportation Gathering and transportation costs totaled $52 million and $104 million in the second quarter and first six months of 2016, respectively, an increase of $3 million from the second quarter of 2015, while staying flat when compared to the first six months of 2015. The second quarter increase from the prior year period was driven primarily by rate changes in our North American onshore properties.
Taxes other than Income Taxes other than income totaled $65 million and $76 million for the second quarter and first six months of 2016, respectively, an increase of $10 million from the second quarter of 2015 and a decrease of $52 million from the first six months of 2015. The North Sea Petroleum Revenue Tax (PRT) is assessed on qualifying fields in the U.K. North Sea. U.K. PRT was $34 million higher than the second quarter of 2015 and $7 million lower than the first six months of 2015, respectively, as a result of lower revenues, a lower PRT rate, and additional qualifying costs reducing prior-year PRT. Severance tax expense and ad valorem tax expense decreased $9 million and $4 million, respectively, on lower oil production and commodity prices during the second quarter compared to the prior year quarter. For the first six months of 2016, severance tax expense and ad valorem tax expense decreased $21 million and $12 million, respectively, compared to the first six months of 2015.
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

Exploration Expense Exploration expense includes unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. Exploration expenses in the second quarter and first six months of 2016 decreased $134 million and $297 million, respectively, from the comparative prior-year periods as a result of a reduction in unproved leasehold impairments and reduced drilling activity in response to lower commodity prices.
The following table presents a summary of exploration expense:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Unproved leasehold impairments	$66	$148	$108	$316
Dry hole expense	3	35	31	69
Geological and geophysical expense	4	17	9	47
Exploration overhead and other	18	25	38	51
	$91	$225	$186	$483
General and Administrative (G&A) Expenses In line with our continued focus on cost reduction efforts, G&A expense for the second quarter of 2016 was $8 million lower than the second quarter of 2015. For the first six months of 2016, G&A expense remained flat as the result of $18 million in reductions from lower than expected incentive compensation payouts and lower stock based compensation expense during the first half of 2015. Absent these benefits to the first half of 2015 G&A, G&A expense for the first six months of 2016 would have been $17 million lower.
Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense of $629 million in the second quarter of 2016 decreased $82 million compared to the second quarter of 2015. For the first six months of 2016, oil and gas property DD&A expense decreased $189 million compared to prior-year period. The Company's oil and gas property DD&A rate decreased $0.55 per boe and $1.31 per boe in the second quarter and first six months of 2016, respectively, compared to the comparable prior-year periods. The primary factor driving both lower absolute dollar expense and lower DD&A per boe rates was the reduction in the Company's oil and gas properties as a result of impairments to proved properties in 2015.
Impairments During each of the second quarter and first six months of 2016, the Company recorded asset impairments totaling $173 million related to certain property and equipment, compared to $512 million and $2.4 billion of impairments in the second quarter and first six months of 2015, respectively.
Transaction, Reorganization, and Separation The Company incurred $9 million and $24 million for the second quarter and first six months of 2016, respectively, related to company reorganization costs. The costs incurred for the year includes approximately $19 million for employee separation and $5 million for consolidation of office space and other reorganization efforts.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Interest expense	$116	$123	$232	$251
Amortization of deferred loan costs	2	2	3	4
Capitalized interest	(12)	(5)	(23)	(9)
Interest income	(2)	(3)	(3)	(5)
Financing costs, net	$104	$117	$209	$241
Net financing costs decreased $13 million and $32 million in the second quarter and first six months of 2016, respectively compared to the same prior-year period on lower interest expense.

Provision for Income Taxes The Company estimates its annual effective income tax rate for continuing operations in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Non-cash impairments of the carrying value of the Company’s proved and unproved oil and gas properties, statutory tax rate changes, and other significant or unusual items are recognized as discrete items in the quarter in which they occur.
During the second quarter of 2016, Apache’s effective income tax rate was primarily impacted by an increase in the valuation allowance on Canadian deferred tax assets. During the second quarter of 2015, Apache’s effective tax rate was primarily impacted by non-cash impairments of the carrying value of the Company's proved oil and gas properties and an increase in the amount of valuation allowances on Canadian deferred tax assets and U.S. foreign tax credits.
Apache’s 2016 year-to-date effective tax rate is primarily impacted by an increase in the valuation allowance on Canadian deferred tax assets. Apache’s 2015 year-to-date effective tax rate was primarily impacted by non-cash impairments of the carrying value of the Company’s proved oil and gas properties and an increase in the amount of valuation allowances on Canadian deferred tax assets and U.S. foreign tax credits, offset by a $414 million deferred tax benefit associated with a reduction in the U.K. statutory income tax rate from 62 percent to 50 percent.
On March 24, 2016, the U.K. government released Finance Bill 2016. The bill is expected to receive Royal Assent later this year. Under the bill, the U.K. corporate income tax rate will be reduced from 50 percent to 40 percent, effective January 1, 2016. Under U.S. GAAP, the effect of a change in tax rate will be recognized at the date of enactment (i.e., the date when the bill receives Royal Assent). As such, the proposed rate change is not reflected in the current financial statements. Upon the bill receiving Royal Assent, the Company will record a deferred tax benefit of approximately $239 million related to the remeasurement of the Company's December 31, 2015 U.K. deferred income tax liability.

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
Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of our drilling program and our ability to add reserves economically. Deterioration in commodity prices also impacts estimated quantities of proved reserves. In the second quarter of 2016, we recognized negative reserve revisions of approximately 10 percent of our year-end 2015 estimated proved reserves as a result of lower prices. If realized prices for the remainder of 2016 approximate commodity future prices as of June 30, 2016, the Company does not expect additional negative revisions for the remainder of the year.
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
For additional information, please see Part II, Item 1A, “Risk Factors” of the Previously Filed Quarterly Report and Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our 2015 fiscal year.
Sources and Uses of Cash
The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Six Months Ended June 30,
	2016	2015
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by continuing operating activities	$983	$1,623
Proceeds from asset divestitures	48	5,666
Other	28	—
	1,059	7,289
Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$925	$2,877
Leasehold and property acquisitions	118	128
Net cash used by Australia discontinued operations	—	162
Net commercial paper and bank loan repayments	—	1,570
Dividends paid	189	189
Distributions to noncontrolling interest	93	40
Other	—	52
	1,325	5,018
Increase (decrease) in cash and cash equivalents	$(266)	$2,271

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.

Net Cash Provided by Continuing Operating Activities Operating cash flows are our primary source of capital and liquidity and are impacted, both in the short-term and the long-term, by volatile oil and natural gas prices. The factors that determine operating cash flow are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, exploratory dry hole expense, asset impairments, asset retirement obligation (ARO) accretion, and deferred income tax expense, which affect earnings but do not affect cash flows.
Net cash provided by continuing operating activities for the first six months of 2016 totaled $983 million, a decrease of $640 million from the first six months of 2015. The decrease primarily reflects lower commodity prices.
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
Asset Divestitures The Company had asset divestitures totaling $48 million and $5.7 billion in the first six months of 2016 and 2015, respectively. For information regarding our acquisitions and divestitures, please see Note 3—Acquisitions and Divestitures.
Capital Expenditures Worldwide exploration and development (E&D) expenditures for the first six months of 2016 totaled $925 million, compared to $2.8 billion for the first six months of 2015. This reduction is a direct result of our proactive measures to adjust our capital budget to reflect lower commodity prices and operating cash flows. Apache operated an average of 12 drilling rigs during the second quarter of 2016.
Apache also completed leasehold and property acquisitions totaling $118 million and $128 million during the first six months of 2016 and 2015, respectively. Our 2016 acquisition investments continue to focus on adding new leasehold positions to our North American onshore portfolio.
Apache’s investment in gas gathering, transmission, and processing facilities totaled $94 million in the first six months of 2015. No meaningful expenses were incurred during 2016.
Dividends For the six-month periods ended June 30, 2016 and 2015, the Company paid $189 million and $189 million, respectively, in dividends on its common stock.

Liquidity
The following table presents a summary of our key financial indicators at the dates presented:

	June 30, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$1,201	$1,467
Total debt	8,720	8,717
Equity	8,696	9,490
Available committed borrowing capacity	3,500	3,500
Cash and cash equivalents The Company had $1.2 billion in cash and cash equivalents as of June 30, 2016, compared to $1.5 billion at December 31, 2015. At June 30, 2016, approximately $1.0 billion of the cash was held by foreign subsidiaries. The cash held by foreign subsidiaries should not be subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.
Debt As of June 30, 2016, outstanding debt, which consisted of notes and debentures, totaled $8.7 billion. As of June 30, 2016, Apache had $483,000 of notes due March 2017 classified as short-term debt on the consolidated balance sheet.
Available committed borrowing capacity In June 2015, the Company entered into a five-year revolving credit facility with $3.5 billion in commitments and rights to increase commitments to $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its commercial paper program of currently $3.5 billion. The commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of June 30, 2016, the Company had no debt outstanding under commercial paper, committed bank facilities, and uncommitted bank lines.
In February 2016, the Company entered into a three-year letter of credit facility providing £900 million in commitments, with options to increase commitments to £1.075 billion and extend the term by one year. The facility is available for letters of credit and loans to cash collateralize letter of credit obligations to the extent letters of credit are unavailable under the facility. The facility’s representations and warranties, covenants, and events of default are substantially similar to those in the Company’s $3.5 billion revolving credit facility. Commissions are payable on outstanding letters of credit and borrowings bear interest (at a base rate or LIBOR), plus a margin. Letter of credit commissions, the interest margin, and the facility fee vary depending on the Company’s senior unsecured long-term debt rating. This facility is available for the Company’s letter of credit needs, particularly those which may arise in respect of abandonment obligations assumed in various North Sea acquisitions. As of June 30, 2016, no letters of credit or loans were outstanding under this facility. Subsequently, as of the date of this filing, a letter of credit for approximately £96 million was outstanding under this facility.
The Company was in compliance with the terms of all credit facilities as of June 30, 2016.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. Our average crude oil realizations have decreased 26 percent to $43.14 per barrel in the second quarter of 2016 from $58.06 per barrel in the comparable period of 2015. Our average natural gas price realizations have decreased 26 percent to $2.04 per Mcf in the second quarter of 2016 from $2.74 per Mcf in the comparable period of 2015.
We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of June 30, 2016, Apache had no open commodity derivative positions.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $137 million would result from a 10 percent weakening or strengthening, respectively, in the Canadian dollar and British pound as of June 30, 2016.
ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
In the quarter ended June 30, 2016, Apache modified certain policies, procedures, and related internal controls that were impacted by the change in accounting principle from the full cost method to the successful efforts method of accounting. There was no other change in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Please refer to both Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (filed with the SEC on February 26, 2016) and Note 9—Commitments and Contingencies in the notes to the consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

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

3.3	–	Bylaws of Registrant, as amended February 3, 2016 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed February 9, 2016, SEC File No. 001-4300).
*10.1	–	Apache Corporation 2011 Omnibus Equity Compensation Plan, as amended and restated May 12, 2016.
10.2	–
Apache Corporation 2016 Omnibus Compensation Plan, dated February 3, 2016, effective May 12, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 16, 2016, SEC File No. 001-4300.)

*10.3	–	Apache Corporation Deferred Delivery Plan, as amended and restated May 12, 2016.
*10.4	–	Apache Corporation Non-Employee Directors’ Restricted Stock Units Program, effective May 12, 2016.
*10.5	–	Apache Corporation Outside Directors’ Deferral Program, effective May 12, 2016.
*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101.INS	–	XBRL Instance Document.
*101.SCH	–	XBRL Taxonomy Schema Document.
*101.CAL	–	XBRL Calculation Linkbase Document.
*101.DEF	–	XBRL Definition Linkbase Document.
*101.LAB	–	XBRL Label Linkbase Document.
*101.PRE	–	XBRL Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated:	August 4, 2016	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 4, 2016	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)