Form 10-Q
period 2016-09-30
APACHE CORP
filed 2016-11-04
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2016	379,429,334

Forward-Looking Statements and Risk
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2015, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs, and other products or services;

•	our commodity hedging arrangements;

•	the integration of acquisitions;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative, regulatory, or policy changes;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors and elsewhere in our most recently filed Annual Report on Form 10-K, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our Current Report on Form 8-K dated August 4, 2016, other risks and uncertainties in our third-quarter 2016 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2016	2015*	2016	2015 *
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$1,117	$1,238	$3,057	$4,149
Gas revenues	263	318	695	941
Natural gas liquids revenues	59	50	160	166
	1,439	1,606	3,912	5,256
Other	(6)	(75)	(30)	(53)
Gain (loss) on divestitures	5	(5)	21	204
	1,438	1,526	3,903	5,407
OPERATING EXPENSES:
Lease operating expenses	382	450	1,119	1,398
Gathering and transportation	51	58	155	163
Taxes other than income	9	104	85	232
Exploration	161	223	347	706
General and administrative	102	89	298	284
Depreciation, depletion, and amortization:
Oil and gas property and equipment	610	793	1,875	2,247
Other assets	38	79	120	245
Asset retirement obligation accretion	40	37	116	109
Impairments	836	3,903	1,009	6,327
Transaction, reorganization, and separation	12	—	36	120
Financing costs, net	102	160	311	401
	2,343	5,896	5,471	12,232
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(905)	(4,370)	(1,568)	(6,825)
Current income tax provision (benefit)	150	(270)	284	578
Deferred income tax provision (benefit)	(529)	19	(755)	(1,299)
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(526)	(4,119)	(1,097)	(6,104)
Net loss from discontinued operations, net of tax	(33)	(17)	(33)	(135)
NET LOSS INCLUDING NONCONTROLLING INTEREST	(559)	(4,136)	(1,130)	(6,239)
Net income attributable to noncontrolling interest	48	7	93	98
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(607)	$(4,143)	$(1,223)	$(6,337)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net loss from continuing operations attributable to common shareholders	$(574)	$(4,126)	$(1,190)	$(6,202)
Net loss from discontinued operations	(33)	(17)	(33)	(135)
Net loss attributable to common shareholders	$(607)	$(4,143)	$(1,223)	$(6,337)
NET LOSS PER COMMON SHARE:
Basic net loss from continuing operations per share	$(1.51)	$(10.91)	$(3.14)	$(16.42)
Basic net loss from discontinued operations per share	(0.09)	(0.04)	(0.08)	(0.36)
Basic net loss per share	$(1.60)	$(10.95)	$(3.22)	$(16.78)
DILUTED NET LOSS PER COMMON SHARE:
Diluted net loss from continuing operations per share	$(1.51)	$(10.91)	$(3.14)	$(16.42)
Diluted net loss from discontinued operations per share	(0.09)	(0.04)	(0.08)	(0.36)
Diluted net loss per share	$(1.60)	$(10.95)	$(3.22)	$(16.78)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	380	378	379	378
Diluted	380	378	379	378
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.25	$0.75	$0.75
*Financial information for 2015 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1.
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015*
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(1,130)	$(6,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	33	135
Gain on divestitures	(21)	(204)
Exploratory dry hole expense and unproved leasehold impairments	260	584
Depreciation, depletion, and amortization	1,995	2,492
Asset retirement obligation accretion	116	109
Impairments	1,009	6,327
Deferred income tax benefit	(755)	(1,299)
Other	126	80
Changes in operating assets and liabilities:
Receivables	192	585
Inventories	(2)	54
Drilling advances	(36)	125
Deferred charges and other	40	(117)
Accounts payable	(93)	(463)
Accrued expenses	(67)	109
Deferred credits and noncurrent liabilities	(33)	102
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	1,634	2,380
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	113
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,634	2,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,281)	(3,562)
Leasehold and property acquisitions	(169)	(254)
Additions to gas gathering, transmission, and processing facilities	(33)	(113)
Proceeds from sale of Kitimat LNG project	—	854
Proceeds from sale of other oil and gas properties	74	148
Other, net	47	(99)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(1,362)	(3,026)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	4,372
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,362)	1,346

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	—	(1,570)
Payment of fixed-rate debt	(1)	(939)
Distributions to noncontrolling interest	(215)	(97)
Dividends paid	(284)	(283)
Other	(9)	26
NET CASH USED IN FINANCING ACTIVITIES	(509)	(2,863)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(237)	976
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,467	679
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,230	$1,655

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$345	$385
Income taxes paid, net of refunds	256	270
*Financial information for 2015 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1.
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2016	December 31, 2015*
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,230	$1,467
Receivables, net of allowance	1,064	1,253
Inventories	513	570
Drilling advances	209	172
Prepaid assets and other	256	290
	3,272	3,752
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	42,591	41,728
Unproved properties and properties under development, not being amortized	2,061	2,277
Gathering, transmission and processing facilities	886	1,052
Other	1,102	1,093
	46,640	46,150
Less: Accumulated depreciation, depletion, and amortization	(27,178)	(25,312)
	19,462	20,838
OTHER ASSETS:
Deferred charges and other	415	910
	$23,149	$25,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$557	$618
Other current liabilities (Note 5)	1,071	1,223
	1,628	1,841
LONG-TERM DEBT	8,721	8,716
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,783	2,529
Asset retirement obligation	2,742	2,562
Other	326	362
	4,851	5,453
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 412,602,756 and 411,218,105 shares issued, respectively	258	257
Paid-in capital	12,421	12,619
Accumulated deficit	(3,203)	(1,980)
Treasury stock, at cost, 33,173,422 and 33,183,930 shares, respectively	(2,888)	(2,889)
Accumulated other comprehensive loss	(119)	(119)
APACHE SHAREHOLDERS’ EQUITY	6,469	7,888
Noncontrolling interest	1,480	1,602
TOTAL EQUITY	7,949	9,490
	$23,149	$25,500
*Financial information for 2015 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1.
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	APACHE SHAREHOLDERS’ EQUITY	Non Controlling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2014 previously reported	$256	$12,438	$16,249	$(2,890)	$(116)	$25,937	$2,200	$28,137
Effect of change in accounting principle	—	152	(7,594)	—	—	(7,442)	(154)	(7,596)
BALANCE AT DECEMBER 31, 2014 as recast	$256	$12,590	$8,655	$(2,890)	$(116)	$18,495	$2,046	$20,541
Net income (loss)	—	—	(6,337)	—	—	(6,337)	98	(6,239)
Distributions to noncontrolling interest	—	—	—	—	—	—	(97)	(97)
Common dividends ($0.75 per share)	—	—	(283)	—	—	(283)	—	(283)
Other	1	59	—	1	—	61	—	61
BALANCE AT SEPTEMBER 30, 2015	$257	$12,649	$2,035	$(2,889)	$(116)	$11,936	$2,047	$13,983

BALANCE AT DECEMBER 31, 2015 previously reported	$257	$12,467	$(7,153)	$(2,889)	$(116)	$2,566	$1,662	$4,228
Effect of change in accounting principle	—	152	5,173	—	(3)	5,322	(60)	5,262
BALANCE AT DECEMBER 31, 2015 as recast	$257	$12,619	$(1,980)	$(2,889)	$(119)	$7,888	$1,602	$9,490
Net income (loss)	—	—	(1,223)	—	—	(1,223)	93	(1,130)
Distributions to noncontrolling interest	—	—	—	—	—	—	(215)	(215)
Common dividends ($0.75 per share)	—	(284)	—	—	—	(284)	—	(284)
Other	1	86	—	1	—	88	—	88
BALANCE AT SEPTEMBER 30, 2016	$258	$12,421	$(3,203)	$(2,888)	$(119)	$6,469	$1,480	$7,949
Financial information for prior periods has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1.
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature and are on a basis consistent with the annual audited consolidated financial statements, except as described in Note 1 below. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, should be read along with Apache’s Current Report on Form 8-K dated August 4, 2016, for the fiscal year ended December 31, 2015, which contains a summary of the Company’s significant accounting policies and other disclosures.

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
Recast Financial Information for Change in Accounting Principle
In the second quarter of 2016, Apache voluntarily changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method of accounting. As prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 250 “Accounting Changes and Error Corrections,” the financial information for prior periods has been recast to reflect retrospective application of the successful efforts method of accounting in accordance with ASC 932 “Extractive Activities—Oil and Gas.” Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the generally preferred method of the U.S. Securities and Exchange Commission (SEC) and is more widely used in the industry such that the change improves comparability of the Company’s financial statements to its peers. The Company believes the successful efforts method provides a more representational depiction of assets and operating results. The successful efforts method also provides for the Company’s investments in oil and gas properties to be assessed for impairment in accordance with ASC 360 “Property, Plant, and Equipment” rather than valuations based on prices and costs prescribed under the full cost method as of the balance sheet date. For more detailed information regarding the effects of the change to the successful efforts method, please refer to Note 2—Change in Accounting Principle. The Company has recast certain historical information for all periods presented, including the Statement of Consolidated Operations, Statement of Consolidated Cash Flows, Consolidated Balance Sheet, Statement of Consolidated Changes in Equity, and related information in Notes 1, 2, 3, 4, 5, 7, 8, 10, 11, and 12.
In the first quarter of 2016, the Company retrospectively adopted a new accounting standard update ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability, consistent with debt discounts. For more information regarding this update, please refer to Note 7—Debt and Financing Costs.
As of September 30, 2016, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies to the consolidated financial statements contained in Apache’s Current Report on Form 8-K dated August 4, 2016, for the fiscal year ended December 31, 2015.
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
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. For the third quarter and nine-month period ended September 30, 2016, the Company recorded asset impairments totaling $951 million and $1.2 billion, respectively, in connection with fair value assessments. For the third quarter and nine-month period ended September 30, 2016, impairments totaling $470 million and $645 million, respectively, were recorded for oil and gas properties in the U.S. and Canada, as discussed in further detail below in “Oil and Gas Property.”
During the second quarter of 2016, the Company also recorded an impairment of $105 million for gas gathering, transmission, and processing (GTP) assets. The fair values of the impaired assets were determined using an income approach, which considered internal estimates of future throughput volumes, processing rates, and costs. These assumptions were applied to develop future cash flow projections that were then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. Apache has classified these non-recurring fair value measurements as Level 3 in the fair value hierarchy. The resulting fair value of $175 million was reflected in GTP assets.
On September 15, 2016, U.K. Finance Act 2016 received Royal Assent, providing tax relief to exploration and production companies operating in the U.K. North Sea. Under the enacted legislation, the U.K. Petroleum Revenue Tax (PRT) rate was reduced to zero from the previously enacted 35 percent rate in effect from January 1, 2016. PRT expense ceased prospectively from that date. As a further result of this change, the Company reduced the recoverable PRT benefits that would have been realized from future abandonment activities by $481 million ($289 million net of tax). This recoverable PRT benefit had an aggregate remaining value of $13 million as of September 30, 2016, which is recorded in “Deferred charges and other” on the consolidated balance sheet. The recoverable value of the PRT benefit was estimated using the income approach. The expected future cash flows used in the determination were based on anticipated spending and timing of planned future abandonment activities for applicable fields, considering all available information at the date of review. Apache has classified this fair value measurement as Level 3 in the fair value hierarchy.
For the nine-month period ended September 30, 2015, the Company recorded asset impairments totaling $6.8 billion in connection with fair value assessments in the current low commodity price environment. Impairments totaling $6.3 billion were recorded for oil and gas properties, which were written down to their fair values. Also, for the nine-month period ended September 30, 2015, the Company recorded $210 million for the impairment of certain GTP assets, which were written down to their fair values, $163 million for the impairment of goodwill, $148 million for the impairment of an equity method investment, and $9 million for the impairment of inventory.

Oil and Gas Property
The Company follows the successful efforts method of accounting for its oil and gas property. Under this method of accounting, exploration costs such as exploratory geological and geophysical costs, delay rentals, and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead, and similar activities are expensed as incurred. If an exploratory well provides evidence to justify potential development of reserves, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. This determination may take longer than one year in certain areas depending on, among other things, the amount of hydrocarbons discovered, the outcome of planned geological and engineering studies, the need for additional appraisal drilling activities to determine whether the discovery is sufficient to support an economic development plan, and government sanctioning of development activities in certain international locations. At the end of each quarter, management reviews the status of all suspended exploratory well costs in light of ongoing exploration activities; in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, whether development negotiations are underway and proceeding as planned. If management determines that future appraisal drilling or development activities are unlikely to occur, associated exploratory well costs are expensed as dry hole costs.
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
Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized. Depreciation of the cost of proved oil and gas properties is calculated using the unit-of-production (UOP) method. The UOP calculation amortizes the remaining historical capitalized costs of oil and gas properties based on the volumes produced. The reserve base used to calculate depreciation for property acquisition costs is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are included in the depreciable cost.
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

The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved property and equipment for the third quarters and first nine months of 2016 and 2015:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Oil and Gas Property:
Proved	$355	$3,536	$423	$5,797
Unproved	114	199	222	515
Proved properties impaired during the second and third quarters of 2016 had aggregate fair values of $143 million and $163 million, respectively. Proved properties impaired during the first, second, and third quarters of 2015 had aggregate fair values of $1.2 billion, $516 million, and $1.9 billion, respectively.
On the statement of consolidated operations, unproved impairments are recorded in exploration expense, and proved impairments are recorded in impairments.
Gains and losses on significant divestitures are recognized in the statement of consolidated operations.
New Pronouncements Issued But Not Yet Adopted
In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230).  ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2016-15 and assessing the impact, if any, it may have on its statement of consolidated cash flows.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.”  The standard changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year.  The Company does not expect to adopt the guidance early. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is evaluating the new guidance and does not believe this standard will have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, which seeks to simplify accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard requires the Company to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted and if an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is evaluating the new guidance and does not believe this standard will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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
During the second quarter of 2016, the Company voluntarily changed its method of accounting for oil and gas exploration and development activities from the full cost method to the successful efforts method. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the successful efforts method. Under successful efforts, exploration expenditures such as exploratory dry holes, exploratory geological and geophysical costs, delay rentals, unproved impairments, and exploration overhead are charged against earnings, versus being capitalized under the full cost method of accounting. Successful efforts also provides for the assessment of potential property impairments under ASC 360 by comparing the net carrying value of oil and gas properties with associated projected undiscounted pre-tax future net cash flows. If the expected undiscounted pre-tax future net cash flows are lower than the unamortized capitalized costs, the capitalized cost is reduced to fair value. Under the full cost method of accounting, a write-down would be required if the net carrying value of oil and gas properties exceeds a full cost “ceiling,” using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months. In addition, gains or losses, if applicable, are generally recognized on the dispositions of oil and gas property and equipment under the successful efforts method, as opposed to an adjustment to the net carrying value of the remaining assets under the full cost method. Apache’s consolidated financial statements have been recast to reflect these differences.
The following tables present the effects of the change to the successful efforts method in the statement of consolidated operations:

	Changes to the Statement of Consolidated Operations
For the Quarter Ended September 30, 2016	Under Full Cost	Changes	As Reported Under Successful Efforts
	(In millions, except per share data)
Oil revenues	$1,058	$59	$1,117
Natural gas revenues	273	(10)	263
NGL revenues	59	—	59
Oil and gas production revenues	1,390	49	1,439
Other	(5)	(1)	(6)
Gain on divestiture	2	3	5
Exploration	—	161	161
Depreciation, depletion, and amortization:
Oil and Gas Property and Equipment
Recurring	473	137	610
Additional	328	(328)	—
Impairments	481	355	836
Financing costs, net	92	10	102
Current income tax provision	101	49	150
Deferred income tax provision (benefit)	(407)	(122)	(529)
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(315)	(211)	(526)
Net income (loss) attributable to noncontrolling interest	37	11	48
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(352)	(222)	(574)
Net income (loss) from discontinued operations	(33)	—	(33)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(385)	(222)	(607)

Per common share
Basic net loss from continuing operations per share	$(0.96)	$(0.55)	$(1.51)
Basic net loss from discontinued operations per share	(0.06)	—	(0.09)
Basic net loss per share	$(1.02)	$(0.55)	$(1.60)

Diluted net loss from continuing operations per share	$(0.96)	$(0.55)	$(1.51)
Diluted net loss from discontinued operations per share	(0.06)	—	(0.09)
Diluted net loss per share	$(1.02)	$(0.55)	$(1.60)

	Changes to the Statement of Consolidated Operations
For the Quarter Ended September 30, 2015	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions, except per share data)
Oil revenues	$1,213	$25	$1,238
Natural gas revenues	309	9	318
NGL revenues	50	—	50
Oil and gas production revenues	1,572	34	1,606
Other	(76)	1	(75)
Loss on divestiture	—	(5)	(5)
Exploration	—	223	223
General and administrative	86	3	89
Depreciation, depletion, and amortization:
Oil and Gas Property and Equipment
Recurring	829	(36)	793
Additional	5,721	(5,721)	—
Impairments	367	3,536	3,903
Financing costs, net	107	53	160
Current income tax benefit	(84)	(186)	(270)
Deferred income tax provision (benefit)	(707)	726	19
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(5,551)	1,432	(4,119)
Net income attributable to noncontrolling interest	9	(2)	7
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(5,560)	1,434	(4,126)
Net loss from discontinued operations	(95)	78	(17)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(5,655)	1,512	(4,143)

Per common share
Basic net loss from continuing operations per share	$(14.70)	$3.79	$(10.91)
Basic net loss from discontinued operations per share	(0.25)	0.21	(0.04)
Basic net loss per share	$(14.95)	$4.00	$(10.95)

Diluted net loss from continuing operations per share	$(14.70)	$3.79	$(10.91)
Diluted net loss from discontinued operations per share	(0.25)	0.21	(0.04)
Diluted net loss per share	$(14.95)	$4.00	$(10.95)

	Changes to the Statement of Consolidated Operations
For the Nine Months Ended September 30, 2016	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions, except per share data)
Oil revenues	$2,915	$142	$3,057
Natural gas revenues	715	(20)	695
NGL revenues	160	—	160
Oil and gas production revenues	3,790	122	3,912
Other	(33)	3	(30)
Gain on divestiture	5	16	21
Exploration	—	347	347
Depreciation, depletion, and amortization:
Oil and Gas Property and Equipment
Recurring	1,532	343	1,875
Additional	1,486	(1,486)	—
Impairments	587	422	1,009
Financing costs, net	272	39	311
Current income tax provision	162	122	284
Deferred income tax provision (benefit)	(708)	(47)	(755)
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(1,498)	401	(1,097)
Net income (loss) attributable to noncontrolling interest	(56)	149	93
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,442)	252	(1,190)
Net income (loss) from discontinued operations	(33)	—	(33)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,475)	252	(1,223)

Per common share
Basic net loss from continuing operations per share	$(3.83)	$0.69	$(3.14)
Basic net loss from discontinued operations per share	(0.06)	—	(0.08)
Basic net loss per share	$(3.89)	$0.69	$(3.22)

Diluted net loss from continuing operations per share	$(3.83)	$0.69	$(3.14)
Diluted net loss from discontinued operations per share	(0.06)	—	(0.08)
Diluted net loss per share	$(3.89)	$0.69	$(3.22)

	Changes to the Statement of Consolidated Operations
For the Nine Months Ended September 30, 2015	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions, except per share data)
Oil revenues	$4,092	$57	$4,149
Natural gas revenues	904	37	941
NGL revenues	166	—	166
Oil and gas production revenues	5,162	94	5,256
Other	(59)	6	(53)
Gain on divestiture	—	204	204
Exploration	—	706	706
General and administrative	279	5	284
Depreciation, depletion, and amortization:
Oil and Gas Property and Equipment
Recurring	2,751	(504)	2,247
Additional	18,757	(18,757)	—
Impairments	367	5,960	6,327
Financing costs, net	240	161	401
Current income tax provision	496	82	578
Deferred income tax provision (benefit)	(5,167)	3,868	(1,299)
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(14,887)	8,783	(6,104)
Net income attributable to noncontrolling interest	60	38	98
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(14,947)	8,745	(6,202)
Net loss from discontinued operations	(959)	824	(135)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(15,906)	9,569	(6,337)

Per common share
Basic net loss from continuing operations per share	$(39.58)	$23.16	$(16.42)
Basic net loss from discontinued operations per share	(2.54)	2.18	(0.36)
Basic net loss per share	$(42.12)	$25.34	$(16.78)

Diluted net loss from continuing operations per share	$(39.58)	$23.16	$(16.42)
Diluted net loss from discontinued operations per share	(2.54)	2.18	(0.36)
Diluted net loss per share	$(42.12)	$25.34	$(16.78)

The following tables present the effects of the change to the successful efforts method in the statement of consolidated cash flows:

	Changes to the Statement of Consolidated Cash Flows
For the Nine Months Ended September 30, 2016	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions)
Net loss including noncontrolling interest	$(1,531)	$401	$(1,130)
Gain on divestitures, net	(5)	(16)	(21)
Exploratory dry hole expense and unproved leasehold impairments	—	260	260
Depreciation, depletion, and amortization	3,138	(1,143)	1,995
Impairments	587	422	1,009
Provision for (benefit from) deferred income taxes	(708)	(47)	(755)
Changes in operating assets and liabilities	3	(2)	1
Net cash provided by operating activities	1,759	(125)	1,634
Additions to oil and gas property	(1,406)	125	(1,281)
Net cash used in investing activities	(1,487)	125	(1,362)
NET INCREASE (DECREASE) IN CASH	(237)	—	(237)
BEGINNING CASH BALANCE	1,467	—	1,467
ENDING CASH BALANCE	1,230	—	1,230

	Changes to the Statement of Consolidated Cash Flows
For the Nine Months Ended September 30, 2015	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions)
Net loss including noncontrolling interest	$(15,846)	$9,607	$(6,239)
Loss from discontinued operations	959	(824)	135
Gain on divestitures, net	—	(204)	(204)
Exploratory dry hole expense and unproved leasehold impairments	—	584	584
Depreciation, depletion, and amortization	21,753	(19,261)	2,492
Impairments	367	5,960	6,327
Provision for (benefit from) deferred income taxes	(5,167)	3,868	(1,299)
Changes in operating assets and liabilities	317	78	395
Net cash provided by operating activities - continuing operations	2,572	(192)	2,380
Net cash provided by operating activities - discontinued operations	150	(37)	113
Additions to oil and gas property	(3,844)	282	(3,562)
Net cash used in investing activities - continuing operations	(3,308)	282	(3,026)
Net cash provided by investing activities - discontinued operations	4,335	37	4,372
NET INCREASE (DECREASE) IN CASH	886	90	976
BEGINNING CASH BALANCE	769	(90)	679
ENDING CASH BALANCE	1,655	—	1,655
The following tables present the effects of the change to the successful efforts method in the consolidated balance sheet:

	Changes to the Consolidated Balance Sheet
September 30, 2016	Under Full Cost	Changes	As Reported Under Successful Efforts
	(In millions)
PROPERTY AND EQUIPMENT:
Property and equipment - cost	$95,107	$(48,467)	$46,640
Less: Accumulated depreciation, depletion, and amortization	(82,717)	55,539	(27,178)
PROPERTY AND EQUIPMENT, NET	12,390	7,072	19,462
TOTAL ASSETS	16,077	7,072	23,149
Deferred income taxes	364	1,419	1,783
Paid-in capital	12,279	142	12,421
Accumulated deficit	(8,628)	5,425	(3,203)
Accumulated other comprehensive loss	(116)	(3)	(119)
Noncontrolling interest	1,391	89	1,480
TOTAL EQUITY	2,296	5,653	7,949

	Changes to the Consolidated Balance Sheet
December 31, 2015	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions)
PROPERTY AND EQUIPMENT:
Property and equipment - cost	$93,825	$(47,675)	$46,150
Less: Accumulated depreciation, depletion, and amortization	(79,706)	54,394	(25,312)
PROPERTY AND EQUIPMENT, NET	14,119	6,719	20,838
TOTAL ASSETS	18,781	6,719	25,500
Deferred income taxes	1,072	1,457	2,529
Paid-in capital	12,467	152	12,619
Accumulated deficit (1)	(7,153)	5,173	(1,980)
Accumulated other comprehensive loss	(116)	(3)	(119)
Noncontrolling interest	1,662	(60)	1,602
TOTAL EQUITY	4,228	5,262	9,490
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
2016 Activity

Leasehold and Property Acquisitions
During the third quarter and first nine months of 2016, Apache completed $51 million and $169 million, respectively, of leasehold and property acquisitions primarily in our North America onshore and Egypt regions.
Transaction, Reorganization, and Separation
During the third quarter and first nine months of 2016, Apache recorded $12 million and $36 million, respectively, in expense related to various asset transactions, company reorganization, and employee separation.
2015 Activity
Yara Pilbara Holdings Pty Limited Sale
In October 2015, Apache completed the sale of its 49 percent interest in Yara Pilbara Holdings Pty Limited (YPHPL) for total cash proceeds of $391 million. The investment in YPHPL was accounted for under the equity method of accounting, with the balance recorded as a component of “Deferred charges and other” in Apache’s consolidated balance sheet, and the results of operations recorded as a component of “Other” under “Revenue and other” in the Company’s statement of consolidated operations. As of September 30, 2015, Apache recognized an impairment of $148 million on the YPHPL equity investment based on negotiated sale proceeds. No additional gain or loss was recorded upon completion of the sale.
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
Australia Divestitures
Woodside Sale In April 2015, Apache’s subsidiaries completed the sale of its interest in the Wheatstone LNG project and associated upstream oil and gas assets to Woodside. Proceeds at closing were $2.8 billion, of which approximately $1.4 billion were associated with LNG assets and $1.4 billion were associated with the upstream assets.
The Wheatstone LNG assets and associated upstream assets were impaired $833 million in the fourth quarter of 2014 and classified as held for sale on the consolidated balance sheet as of December 31, 2014. An additional impairment of approximately $49 million was recognized in the first quarter of 2015. During the third quarter of 2016, Apache recognized an additional $23 million loss on the sale related to post-closing adjustments.
Consortium Sale In June 2015, Apache’s subsidiaries completed the sale of the Company’s Australian subsidiary Apache Energy Limited (AEL) to a consortium of private equity funds managed by Macquarie Capital Group Limited and Brookfield Asset Management Inc. Total proceeds of $1.9 billion included customary, post-closing adjustments for the period between the effective date, October 1, 2014, and closing. A loss of approximately $139 million was recognized for the sale of AEL.

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

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Revenues and other from discontinued operations	$—	$—	$—	$288
Impairment on Woodside sale	$—	$—	$—	$(49)
Loss on Woodside sale	(23)	—	(23)	—
Loss on Consortium sale	—	—	—	(139)
Income from divested Australian operations	—	—	—	28
Income tax benefit (expense)	—	(17)	—	25
Loss from Australian discontinued operations, net of tax	$(23)	$(17)	$(23)	$(135)
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

4.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $283 million and $245 million at September 30, 2016 and December 31, 2015, respectively. Exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling were $32 million and $61 million at September 30, 2016 and December 31, 2015, respectively. The exploratory well costs that had been capitalized for a period greater than one year at December 31, 2015 were associated with the Aviat discovery in the North Sea and comprised exploration and appraisal activities. The wells associated with the Aviat discovery were reclassified as proved properties during the nine months ended September 30, 2016. The amount of exploratory well costs capitalized for a period greater than one year increased by $32 million during the second quarter as a result of exploration drilling in Suriname. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2015 were charged to dry hole expense during the nine months ended September 30, 2016.

5.	OTHER CURRENT LIABILITIES
The following table provides detail of our other current liabilities as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In millions)
Accrued operating expenses	$117	$139
Accrued exploration and development	495	637
Accrued compensation and benefits	147	166
Accrued interest	109	144
Accrued income taxes	66	47
Current debt	1	1
Current asset retirement obligation	36	36
Other	100	53
Total other current liabilities	$1,071	$1,223

6.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the nine-month period ended September 30, 2016:

(In millions)
Asset retirement obligation at December 31, 2015	$2,598
Liabilities incurred	7
Liabilities acquired	34
Liabilities divested	(1)
Liabilities settled	(35)
Accretion expense	116
Revisions in estimated liabilities	59
Asset retirement obligation at September 30, 2016	2,778
Less current portion	36
Asset retirement obligation, long-term	$2,742

7.	DEBT AND FINANCING COSTS
The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Commercial paper and committed bank facilities	$—	$—	$—	$—
Notes and debentures	8,722	9,429	8,717	8,330
Total Debt	$8,722	$9,429	$8,717	$8,330
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

As of September 30, 2016, the Company had a $3.5 billion five-year revolving credit facility that matures in June 2020. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its $3.5 billion commercial paper program. The commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of September 30, 2016, the Company had no debt outstanding under commercial paper, committed bank facilities, and uncommitted bank lines.

As of September 30, 2016, the Company had a £900 million letter of credit facility that matures in February 2019. The facility is available for letters of credit and loans to cash collateralize letter of credit obligations to the extent letters of credit are unavailable under the facility. As of September 30, 2016, a letter of credit for approximately £96 million was outstanding under this facility.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability. The Company adopted this update in the first quarter of 2016 and applied the changes retrospectively for all periods presented. At December 31, 2015, the Company had debt issuance costs of $61 million classified as a long-term asset as a component of “deferred charges and other” on the balance sheet that have been netted against “long-term debt” in these unaudited interim financial statements. As of September 30, 2016, long-term debt is presented net of debt issuance costs of $58 million.
Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Interest expense	$116	$120	$348	$371
Amortization of deferred loan costs	2	6	5	10
Capitalized interest	(13)	(3)	(36)	(12)
Loss on extinguishment of debt	—	39	—	39
Interest income	(3)	(2)	(6)	(7)
Financing costs, net	$102	$160	$311	$401

8.	INCOME TAXES
The Company estimates its annual effective income tax rate for continuing operations in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Non-cash impairments of the carrying value of the Company’s oil and gas properties, statutory tax rate changes, and other significant or unusual items are recognized as discrete items in the quarter in which they occur.
During the third quarter of 2016, Apache’s effective income tax rate was primarily impacted by non-cash impairments of the carrying value of the Company’s oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, the impact of the change in U.K. statutory income tax rate, and an increase in the amount of valuation allowances on U.S. and Canadian deferred tax assets.
On September 15, 2016, U.K. Finance Act 2016 received Royal Assent. Under the enacted legislation, the corporate income tax rate on North Sea oil and gas profits was reduced from 50 percent to 40 percent effective January 1, 2016. As a result of the enacted legislation in the third quarter of 2016, the Company recorded a deferred tax benefit of $235 million related to the remeasurement of the Company’s December 31, 2015 U.K. deferred income tax liability.
During the third quarter of 2015, Apache’s effective tax rate was primarily impacted by non-cash impairments of the carrying value of the Company’s oil and gas properties and an increase in the amount of valuation allowances on Canadian deferred tax assets, U.S. foreign tax credits, and U.S. net operating loss carryforwards.
Apache’s 2016 year-to-date effective tax rate was primarily impacted by non-cash impairments of the carrying value of the Company’s oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, the impact of the change in U.K. statutory income tax rate, and an increase in the amount of valuation allowances on U.S. and Canadian deferred tax assets. Apache's 2015 year-to-date effective tax rate was primarily impacted by non-cash impairments of the carrying value of the Company’s oil and gas properties and an increase in the amount of valuation allowances on Canadian deferred tax assets, U.S. foreign tax credits, and U.S. net operating loss carryforwards, offset by a $414 million deferred tax benefit associated with a reduction in the U.K. statutory income tax rate from 62 percent to 50 percent.

9.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of September 30, 2016, the Company has an accrued liability of approximately $38 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Louisiana Restoration
As more fully described in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either express or implied lease terms or Louisiana law, the companies are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup.

On or about September 29, 2016, in a case captioned The Parish of St. Bernard v. Atlantic Richfield Company et al, Docket No. 16-1228, in the 34th Judicial District Court for the Parish of St Bernard, State of Louisiana plaintiff asserts coastal zone claims against the Company and various other oil and gas producers. The claims by St. Bernard Parish are similar to the claims filed previously in lawsuits filed by the Parish of Plaquemines against the Company and other oil and gas producers in the 25th Judicial District Court for the Parish of Plaquemines, State of Louisiana (captioned Parish of Plaquemines v. Rozel Operating Company et al., Docket No. 60-996; Parish of Plaquemines v. Apache Oil Corporation et al., Docket No. 61-000; and Parish of Plaquemines v. HHE Energy Company et al., Docket No. 60-983). In Cameron Parish in the Parish’s 38th Judicial District Court, (captioned Parish of Cameron v. BEPCO, L.P., et al., Docket No. 10-19572; Parish of Cameron v. BP America Production Company et al., Docket No. 10-19576; Parish of Cameron v. Apache Corporation (of Delaware) et al., Docket No. 10-19579; Parish of Cameron v. Atlantic Richfield Company et al., Docket No. 10-19577; Parish of Cameron v. Alpine Exploration Companies, Inc., et al., Docket No. 10-19580; and Parish of Cameron v. Auster Oil and Gas, Inc., et al, Docket No. 10-19582) and in Vermillion Parish (captioned Keith Stutes, District Attorney for the 15th Judicial District of the State of Louisiana v. Gulfport Energy Corporation et al., Docket No. 102156, in the 15th Judicial District Court, Parish of Vermilion, State of Louisiana). The cases in Vermillion Parish and in Cameron Parish have all been removed to the United States District Court for the Western District of Louisiana, subject to any effort by the plaintiffs to remand the proceedings to state court. The Louisiana Attorney general and Louisiana Department of Natural Resources have intervened in the coastal zone cases.
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
Burrup-Related Gas Supply Lawsuits
In the cases captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653 and Pankaj Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2012 01995, in the Supreme Court of Victoria, trial commenced on May 30, 2016. Apache Corporation, Apache Energy Limited (now known as Quadrant Energy Australia Limited), and Apache Northwest Pty Ltd (now known as Quadrant Northwest Pty Ltd) reached a settlement on confidential terms with each of the plaintiffs and related entities. All other remaining defendants then reached a settlement on confidential terms with each of the plaintiffs and related entities.

Environmental Matters
As of September 30, 2016, the Company had an undiscounted reserve for environmental remediation of approximately $55 million. The Company is not aware of any environmental claims existing as of September 30, 2016, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
Apache Canada Ltd. (ACL) reported a produced water release from a water injection pipeline in a remote area of the Belloy Field that occurred on or about May 4, 2016 and a hydrogen sulfide and oil emulsion leak in the Zama area on or about September 17, 2016. The causes of these incidents remain under investigation. With respect to previous releases of produced water that occurred  in the Zama area between October 3 and October 25, 2013 and in the Belloy Field on or about January 20, 2014, the Company has resolved all of the charges associated with these releases with the Crown and paid a fine of $350,000. The Company does not expect the economic impact of any of these incidents to have a material effect on the Company’s financial position, results of operations, or liquidity. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
LNG Divestiture Dispute
A number of disputes had arisen between the Company and Woodside Energy Ltd. (and all relevant Australian and Canadian subsidiaries) arising from Woodside’s purchase of the Wheatstone and Kitimat LNG projects and accompanying upstream oil and gas reserves from the Company and its subsidiaries.  These disputes resulted in various lawsuits being filed in both the Supreme Court of Western Australia (Case Nos. 2315 of 2015, 2798 of 2015, 1504 of 2016, 1520 of 2016, and 1521 of 2016) and the Court of Queen’s Bench of Alberta, Calgary (Case No. 1601-12909) concerning or arising out of certain provisions of the Wheatstone and Kitimat sale and purchase agreements. In addition, certain other disputes under the parties’ sale and purchase agreements had been referred to the ICC International Centre for ADR for a third party expert determination. With respect to each of the matters pending in Western Australia, Alberta, and before the ICC, the Company and Woodside have reached a settlement on confidential terms such that the matters will be discontinued and/or dismissed and mutual releases have been provided by the Company and Woodside related to the foregoing matters in dispute. The amount of the settlement has been included in the Company’s accrued liabilities for legal contingencies as of September 30, 2016.

10.	CAPITAL STOCK
Net Loss per Common Share
A reconciliation of the components of basic and diluted net loss per common share for the quarters and nine months ended September 30, 2016 and 2015 is presented in the table below.

	For the Quarter Ended September 30,
	2016			2015
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Loss from continuing operations	$(574)	380	$(1.51)	$(4,126)	378	$(10.91)
Loss from discontinued operations	(33)	380	(0.09)	(17)	378	(0.04)
Loss attributable to common stock	$(607)	380	$(1.60)	$(4,143)	378	$(10.95)
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	—	$—
Diluted:
Loss from continuing operations	$(574)	380	$(1.51)	$(4,126)	378	$(10.91)
Loss from discontinued operations	(33)	380	(0.09)	(17)	378	(0.04)
Loss attributable to common stock	$(607)	380	$(1.60)	$(4,143)	378	$(10.95)

	For the Nine Months Ended September 30,
	2016			2015
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Loss from continuing operations	$(1,190)	379	$(3.14)	$(6,202)	378	$(16.42)
Loss from discontinued operations	(33)	379	(0.08)	(135)	378	(0.36)
Loss attributable to common stock	$(1,223)	379	$(3.22)	$(6,337)	378	$(16.78)
Effect of Dilutive Securities:
Stock options and other	—	—		—	—
Diluted:
Loss from continuing operations	$(1,190)	379	$(3.14)	$(6,202)	378	$(16.42)
Loss from discontinued operations	(33)	379	(0.08)	(135)	378	(0.36)
Loss attributable to common stock	$(1,223)	379	$(3.22)	$(6,337)	378	$(16.78)

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 4.7 million and 10.4 million for the quarters ended September 30, 2016 and 2015, respectively, and 6.5 million and 8.9 million for the nine months ended September 30, 2016 and 2015, respectively.
Common Stock Dividends
For each of the quarters ended September 30, 2016, and 2015, Apache paid $95 million in dividends on its common stock. For the nine months ended September 30, 2016 and 2015, the Company paid $284 million and $283 million, respectively.
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
Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil, and natural gas liquids. At September 30, 2016, the Company had production in four reporting segments: the United States, Canada, Egypt, and offshore the United Kingdom in the North Sea (North Sea). Apache also pursues exploration interests in other areas that may, over time, result in reportable discoveries and development opportunities. Financial information for each country is presented below:

	United States	Canada	Egypt(1)	North Sea	Other International	Total(4)
	(In millions)
For the Quarter Ended September 30, 2016
Oil and Gas Production Revenues	$524	$87	$581	$247	$—	$1,439
Operating Income (Loss)(2)	$(17)	$(466)	$263	$(455)	$(13)	$(688)
Other Income (Expense):
Gain on divestitures, net						5
Other						(6)
General and administrative						(102)
Transaction, reorganization, and separation						(12)
Financing costs, net						(102)
Loss From Continuing Operations Before Income Taxes						$(905)
For the Nine Months Ended September 30, 2016
Oil and Gas Production Revenues	$1,453	$243	$1,515	$701	$—	$3,912
Operating Income (Loss)(2)	$(283)	$(586)	$525	$(557)	$(13)	$(914)
Other Income (Expense):
Gain on divestitures, net						21
Other						(30)
General and administrative						(298)
Transaction, reorganization, and separation						(36)
Financing costs, net						(311)
Loss From Continuing Operations Before Income Taxes						$(1,568)
Total Assets	$12,299	$1,630	$5,320	$3,851	$49	$23,149

	United States	Canada	Egypt(1)	North Sea	Other International	Total(4)
	(In millions)
For the Quarter Ended September 30, 2015
Oil and Gas Production Revenues	$639	$116	$534	$317	$—	$1,606
Operating Income (Loss)(3)	$(3,582)	$(292)	$67	$(86)	$(148)	$(4,041)
Other Income (Expense):
Loss on divestitures, net						(5)
Other						(75)
General and administrative						(89)
Transaction, reorganization, and separation						—
Financing costs, net						(160)
Loss From Continuing Operations Before Income Taxes						$(4,370)
For the Nine Months Ended September 30, 2015
Oil and Gas Production Revenues	$2,066	$387	$1,790	$1,013	$—	$5,256
Operating Income (Loss)(3)	$(5,967)	$(464)	$569	$(160)	$(149)	$(6,171)
Other Income (Expense):
Gain on divestitures, net						204
Other						(53)
General and administrative						(284)
Transaction, reorganization, and separation						(120)
Financing costs, net						(401)
Loss From Continuing Operations Before Income Taxes						$(6,825)
Total Assets	$15,278	$3,627	$7,535	$4,359	$440	$31,239

(1)	Includes a noncontrolling interest in Egypt.

(2)
Operating Income (Loss) consists of oil and gas production revenues less lease operating expenses, gathering and transportation costs, taxes other than income, exploration costs, depreciation, depletion, and amortization, asset retirement obligation accretion, and impairments. The operating income (loss) of U.S., Canada, and North Sea includes asset impairments totaling $47 million, $423 million, and $481 million, respectively, for the third quarter of 2016. The operating income (loss) of U.S., Canada, and North Sea includes asset impairments totaling $212 million, $433 million, and $586 million, respectively, for the first nine months of 2016.

(3)
The operating income (loss) of U.S., Canada, Egypt, North Sea, and Other International includes asset impairments totaling $3.5 billion, $237 million, $78 million, $105 million, and $148 million, respectively, for the third quarter of 2015. The operating income (loss) of U.S., Canada, Egypt, North Sea, and Other International include asset impairments totaling $5.9 billion, $291 million, $91 million, $372 million, and $148 million, respectively, for the first nine months of 2015.

(4)	Amounts for 2015 have been restated to exclude Australia discontinued operations.

12.	SUPPLEMENTAL GUARANTOR INFORMATION
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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 30, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$274	$—	$1,165	$—	$1,439
Equity in net income (loss) of affiliates	(493)	(205)	—	698	—
Other	5	7	(18)	—	(6)
Gain (loss) on divestiture	3	—	2	—	5
	(211)	(198)	1,149	698	1,438
OPERATING EXPENSES:
Lease operating expenses	74	—	308	—	382
Gathering and transportation	6	—	45	—	51
Taxes other than income	23	—	(14)	—	9
Exploration	58	—	103	—	161
General and administrative	87	—	15	—	102
Depreciation, depletion, and amortization	154	—	494	—	648
Asset retirement obligation accretion	5	—	35	—	40
Impairments	—	—	836	—	836
Transaction, reorganization, and separation	12	—	—	—	12
Financing costs, net	63	6	33	—	102
	482	6	1,855	—	2,343
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(693)	(204)	(706)	698	(905)
Provision (benefit) for income taxes	(119)	1	(261)	—	(379)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(574)	(205)	(445)	698	(526)
Net loss from discontinued operations, net of tax	(33)	—	—	—	(33)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(607)	(205)	(445)	698	(559)
Net income attributable to noncontrolling interest	—	—	48	—	48
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(607)	$(205)	$(493)	$698	$(607)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 30, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$344	$—	$1,262	$—	$1,606
Equity in net income (loss) of affiliates	(2,247)	(92)	—	2,339	—
Other	(62)	14	(27)	—	(75)
Gain (loss) on divestiture	(7)	—	2	—	(5)
	(1,972)	(78)	1,237	2,339	1,526
OPERATING EXPENSES:
Lease operating expenses	97	—	353	—	450
Gathering and transportation	9	—	49	—	58
Taxes other than income	30	—	74	—	104
Exploration	139	—	84	—	223
General and administrative	76	—	13	—	89
Depreciation, depletion, and amortization	257	—	615	—	872
Asset retirement obligation accretion	4	—	33	—	37
Impairments	2,177	—	1,726	—	3,903
Financing costs, net	160	10	(10)	—	160
	2,949	10	2,937	—	5,896
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,921)	(88)	(1,700)	2,339	(4,370)
Provision (benefit) for income taxes	(785)	4	530	—	(251)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(4,136)	(92)	(2,230)	2,339	(4,119)
Net income (loss) from discontinued operations, net of tax	(7)	—	(10)	—	(17)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(4,143)	(92)	(2,240)	2,339	(4,136)
Net income attributable to noncontrolling interest	—	—	7	—	7
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(4,143)	$(92)	$(2,247)	$2,339	$(4,143)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$761	$—	$3,151	$—	$3,912
Equity in net income (loss) of affiliates	(677)	(225)	—	902	—
Other	11	28	(69)	—	(30)
Gain (loss) on divestiture	1	—	20	—	21
	96	(197)	3,102	902	3,903
OPERATING EXPENSES:
Lease operating expenses	218	—	901	—	1,119
Gathering and transportation	25	—	130	—	155
Taxes other than income	66	—	19	—	85
Exploration	184	—	163	—	347
General and administrative	250	—	48	—	298
Depreciation, depletion, and amortization	469	—	1,526	—	1,995
Asset retirement obligation accretion	14	—	102	—	116
Impairments	61	—	948	—	1,009
Transaction, reorganization, and separation	36	—	—	—	36
Financing costs, net	188	23	100	—	311
	1,511	23	3,937	—	5,471
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,415)	(220)	(835)	902	(1,568)
Provision (benefit) for income taxes	(225)	5	(251)	—	(471)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(1,190)	(225)	(584)	902	(1,097)
Net loss from discontinued operations, net of tax	(33)	—	—	—	(33)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(1,223)	(225)	(584)	902	(1,130)
Net income attributable to noncontrolling interest	—	—	93	—	93
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(1,223)	$(225)	$(677)	$902	$(1,223)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,143	$—	$4,113	$—	$5,256
Equity in net income (loss) of affiliates	(3,664)	(154)	—	3,818	—
Other	(107)	40	(5)	19	(53)
Gain (loss) on divestiture	(36)	—	240	—	204
	(2,664)	(114)	4,348	3,837	5,407
OPERATING EXPENSES:
Lease operating expenses	329	—	1,069	—	1,398
Gathering and transportation	25	—	138	—	163
Taxes other than income	97	—	135	—	232
Exploration	399	—	307	—	706
General and administrative	214	—	51	19	284
Depreciation, depletion, and amortization	751	—	1,741	—	2,492
Asset retirement obligation accretion	11	—	98	—	109
Impairments	3,543	—	2,784	—	6,327
Transaction, reorganization, and separation	120	—	—	—	120
Financing costs, net	375	31	(5)	—	401
	5,864	31	6,318	19	12,232
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,528)	(145)	(1,970)	3,818	(6,825)
Provision (benefit) for income taxes	(2,370)	9	1,640	—	(721)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(6,158)	(154)	(3,610)	3,818	(6,104)
Net income (loss) from discontinued operations, net of tax	(179)	—	44	—	(135)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(6,337)	(154)	(3,566)	3,818	(6,239)
Net income attributable to noncontrolling interest	—	—	98	—	98
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(6,337)	$(154)	$(3,664)	$3,818	$(6,337)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$269	$(1)	$1,366	$—	$1,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(929)	—	(352)	—	(1,281)
Leasehold and property acquisitions	(98)	—	(71)	—	(169)
Additions to gas gathering, transmission, and processing facilities	(32)	—	(1)	—	(33)
Proceeds from sale of other oil and gas properties	54	—	20	—	74
Investment in subsidiaries, net	824	—	—	(824)	—
Other	(7)	—	54	—	47
NET CASH USED IN INVESTING ACTIVITIES	(188)	—	(350)	(824)	(1,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany borrowings	—	(23)	(801)	824	—
Payment of fixed-rate debt	—	—	(1)	—	(1)
Distributions to noncontrolling interest	—	—	(215)	—	(215)
Common stock activity, net	—	24	(24)	—	—
Dividends paid	(284)	—	—	—	(284)
Other	2	—	(11)	—	(9)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(282)	1	(1,052)	824	(509)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(201)	—	(36)	—	(237)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	378	—	1,089	—	1,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177	$—	$1,053	$—	$1,230

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$(135)	$(25)	$2,540	$—	$2,380
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	113	—	113
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(135)	(25)	2,653	—	2,493
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,320)	—	(2,242)	—	(3,562)
Leasehold and property acquisitions	(243)	—	(11)	—	(254)
Additions to gas gathering, transmission, and processing facilities	(25)	—	(88)	—	(113)
Proceeds from sale Kitimat LNG	—	—	854	—	854
Proceeds from sale of other oil and gas properties	8	—	140	—	148
Investment in subsidiaries, net	274	—	—	(274)	—
Other	(16)	—	(83)	—	(99)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(1,322)	—	(1,430)	(274)	(3,026)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	4,372	—	4,372
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,322)	—	2,942	(274)	1,346
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and bank credit facilities, net	(1,570)	—	—	—	(1,570)
Payment of fixed-rate debt	(939)	—	—	—	(939)
Intercompany borrowings	4,431	(10)	(4,695)	274	—
Distributions to noncontrolling interest	—	—	(97)	—	(97)
Dividends paid	(283)	—	—	—	(283)
Other	2	35	(11)	—	26
NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	1,641	25	(4,803)	274	(2,863)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	—	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,641	25	(4,803)	274	(2,863)
NET INCREASE IN CASH AND CASH EQUIVALENTS	184	—	792	—	976
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	267	—	412	—	679
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$451	$—	$1,204	$—	$1,655

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177	$—	$1,053	$—	$1,230
Receivables, net of allowance	311	—	753	—	1,064
Inventories	32	—	481	—	513
Drilling advances	5	—	204	—	209
Deferred tax asset	(28)	—	28	—	—
Prepaid assets and other	191	—	65	—	256
Intercompany receivable	5,418	—	—	(5,418)	—
	6,106	—	2,584	(5,418)	3,272
PROPERTY AND EQUIPMENT, NET	7,069	—	12,393	—	19,462
OTHER ASSETS:
Intercompany receivable	—	—	12,034	(12,034)	—
Equity in affiliates	15,415	(1,289)	703	(14,829)	—
Deferred charges and other	95	1,000	320	(1,000)	415
	$28,685	$(289)	$28,034	$(33,281)	$23,149
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$338	$(13)	$232	$—	$557
Other current liabilities	468	8	595	—	1,071
Intercompany payable	—	—	5,418	(5,418)	—
	806	(5)	6,245	(5,418)	1,628
LONG-TERM DEBT	8,424	297	—	—	8,721
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	12,034	—	—	(12,034)	—
Income taxes	(230)	5	2,008	—	1,783
Asset retirement obligation	280	—	2,462	—	2,742
Other	902	—	424	(1,000)	326
	12,986	5	4,894	(13,034)	4,851
COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	6,469	(586)	15,415	(14,829)	6,469
Noncontrolling interest	—	—	1,480	—	1,480
TOTAL EQUITY	6,469	(586)	16,895	(14,829)	7,949
	$28,685	$(289)	$28,034	$(33,281)	$23,149

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378	$—	$1,089	$—	$1,467
Receivables, net of allowance	314	—	939	—	1,253
Inventories	34	—	536	—	570
Drilling advances	16	—	156	—	172
Prepaid assets and other	102	—	188	—	290
Intercompany receivable	5,212	—	—	(5,212)	—
	6,056	—	2,908	(5,212)	3,752
PROPERTY AND EQUIPMENT, NET	6,546	—	14,292	—	20,838
OTHER ASSETS:
Intercompany receivable	—	—	10,744	(10,744)	—
Equity in affiliates	16,092	(807)	446	(15,731)	—
Deferred charges and other	96	1,001	813	(1,000)	910
	$28,790	$194	$29,203	$(32,687)	$25,500
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$409	$—	$209	$—	$618
Other current liabilities	539	3	681	—	1,223
Intercompany payable	—	—	5,212	(5,212)	—
	948	3	6,102	(5,212)	1,841
LONG-TERM DEBT	8,418	298	—	—	8,716
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	10,744	—	—	(10,744)	—
Income taxes	(412)	4	2,937	—	2,529
Asset retirement obligation	271	—	2,291	—	2,562
Other	933	250	179	(1,000)	362
	11,536	254	5,407	(11,744)	5,453
COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	7,888	(361)	16,092	(15,731)	7,888
Noncontrolling interest	—	—	1,602	—	1,602
TOTAL EQUITY	7,888	(361)	17,694	(15,731)	9,490
	$28,790	$194	$29,203	$(32,687)	$25,500

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Current Report on Form 8-K dated August 4, 2016, for the fiscal year ended December 31, 2015. Financial information for prior periods has been recast to reflect the retrospective application of the successful efforts method of accounting, as discussed under Note 1 in Part I, Item 1, of this Quarterly Report on Form 10-Q. Results of operations and consolidated cash flows for the divested Australia assets are reflected as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
Overview
Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. The Company has exploration and production operations in four geographic areas: the United States (U.S.), Canada, Egypt, and offshore the United Kingdom (U.K.) in the North Sea (North Sea). Apache also pursues exploration interests in other areas that may over time result in reportable discoveries and development opportunities.
Apache reported a third quarter loss of $607 million, or $1.60 per common share, compared to a loss of $4.1 billion, or $10.95 per common share, in the third quarter 2015. Apache’s net loss per common share for both periods was directly impacted by asset impairments resulting from the significant drop in crude oil prices beginning in late 2014.
In the third quarter, Apache generated $651 million in cash from operating activities, a decrease of eight percent from the third quarter of last year, despite lower commodity prices, as we realize the benefits of action taken to reduce overhead service costs in both operating and capital areas. We operated near cash flow neutrality after paying dividends and after increasing capital expenditures. As a result, we ended the quarter with $1.2 billion of cash, basically unchanged from last quarter.
At the start of the downturn in late 2014, we established the following guiding principles, which have served us well:
•Establish a strong financial position and protect it by living within cash flow;
•Dramatically reduce development spending until price and cost come into better equilibrium; and
•Prepare the portfolio for long-term returns, growth, and shareholder value.
We ended the quarter with $237 million less cash than year-end 2015 but $460 million more than year-end 2014. In addition to cash on hand, Apache has $3.5 billion in available committed borrowing capacity. Long-term debt has remained essentially flat since year-end 2015 and is down 22 percent from year-end 2014.
Lease operating expenses for the third quarter were 15 percent lower than the third quarter of 2015 and 20 percent lower on a year-to-date basis. In addition, our year-to-date production decreased only 5 percent from the first nine months of 2015, despite significant reductions in capital spending in the last two years. Our ability to maintain production at these levels despite such a large drop in capital reinvestments has been positively impacted by several efforts undertaken by Apache during the downturn: reduction of our cost structure; implementation of a more rigorous and integrated capital allocation and planning process; upgrades to, and expansion of, our drilling inventory; and improvements of our capital efficiency, including reduction in service costs.
During this time, Apache also remained focused on its mission to grow the company for the long-term benefit of its shareholders, by investing a percentage of its reduced 2016 capital spending program in strategic testing and acreage acquisitions as opposed to focusing only on more near-term production growth. As a result, Apache recently announced it discovered a significant new resource play, the “Alpine High.” This significant new discovery is a reflection of the company’s strategic focus on organic growth and its internal technical abilities.
Apache allocated additional capital to accelerate development of its Alpine High play and increased planned capital spending for the year to $2 billion in order to bring production on-line in the second half of 2017. We remain committed to achieving “cash flow neutrality” in 2016, and we believe we remain on track to exit the year with no significant change in net debt (debt less cash and cash equivalents) relative to year-end 2015. A combination of asset disposal proceeds and a significant U.S. tax refund, both anticipated in the fourth quarter, should enable us to achieve our targeted cash balance of $1.5 billion at year-end 2016.

Operating Highlights
Significant operating activities for the quarter include the following:
Overall

•
Equivalent production decline from third quarter 2015 levels was 6 percent as a result of significant reduction in capital investments in 2015 and the first nine months of 2016 when compared to prior-year levels.

•
Liquids production for the third quarter 2016 averaged 336 thousand barrels of oil equivalent per day (Mboe/d), with crude oil representing 81 percent of total liquids production. Liquids production decreased 5 percent from the third quarter of 2015.

North America

•
During the third quarter, Apache announced the discovery of a new resource play, the “Alpine High.” The Alpine High acreage lies in the southern portion of the Delaware Basin, primarily in Reeves County, Texas. The Company has estimated significant hydrocarbons in place on its acreage position of approximately 320,000 contiguous net acres (at an average cost of approximately $1,300 per acre). Apache has already identified numerous drilling locations in the Barnett and Woodford formations, which are expected to deliver a combination of liquids rich gas and oil. The Company has 10 wells in the play currently producing in limited quantities because of infrastructure constraints. The Company is also exploring additional formations in this stacked play; including the oil-prone Bone Springs and Wolfcamp formations.

•
Onshore equivalent production was down 12 percent for the quarter relative to the 2015 period. The decrease in production is driven by a significant reduction in North American onshore exploration and development capital spending during 2015 and the first nine months of 2016.

•
Third quarter equivalent production from the Permian Basin region, which accounts for more than half of our total onshore North American production, decreased 6 percent from the third quarter of 2015 as a result of significantly fewer wells placed on production during 2016.

International and Offshore

•
In Egypt, we averaged 5 rigs and placed 9 wells on production during the quarter. Gross equivalent production declined 3 percent compared with the third quarter of 2015, driven by well depletion and overall reduction in activity. On a net basis, equivalent production increased 9 percent from the third quarter of 2015 primarily as a result of tax barrel impacts as a function of our production sharing contracts.

•
North Sea average daily production decreased 15 percent for the third quarter of 2016 from the third quarter of last year primarily as a result of planned downtime and natural well decline in the Forties and Bacchus fields.

Results of Operations
Oil and Gas Revenues
The table below presents revenues by geographic region and each region’s percent contribution to revenues for 2016 and 2015.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$377	34%	$492	40%	$1,099	36%	$1,629	39%
Canada	47	4%	55	4%	132	4%	190	5%
North America	424	38%	547	44%	1,231	40%	1,819	44%
Egypt (1)	476	43%	426	35%	1,209	40%	1,444	35%
North Sea	217	19%	265	21%	617	20%	886	21%
International (1)	693	62%	691	56%	1,826	60%	2,330	56%
Total (1)	$1,117	100%	$1,238	100%	$3,057	100%	$4,149	100%
Total Natural Gas Revenues:
United States	$98	37%	$105	33%	$222	32%	$298	32%
Canada	36	14%	59	19%	100	14%	187	20%
North America	134	51%	164	52%	322	46%	485	52%
Egypt (1)	103	39%	106	33%	298	43%	337	36%
North Sea	26	10%	48	15%	75	11%	119	12%
International (1)	129	49%	154	48%	373	54%	456	48%
Total (1)	$263	100%	$318	100%	$695	100%	$941	100%
Total Natural Gas Liquids (NGL) Revenues:
United States	$49	83%	$42	84%	$132	82%	$139	84%
Canada	4	7%	2	4%	11	7%	10	6%
North America	53	90%	44	88%	143	89%	149	90%
Egypt (1)	2	3%	2	4%	8	5%	9	5%
North Sea	4	7%	4	8%	9	6%	8	5%
International (1)	6	10%	6	12%	17	11%	17	10%
Total (1)	$59	100%	$50	100%	$160	100%	$166	100%
Total Oil and Gas Revenues:
United States	$524	36%	$639	40%	$1,453	37%	$2,066	39%
Canada	87	6%	116	7%	243	6%	387	8%
North America	611	42%	755	47%	1,696	43%	2,453	47%
Egypt (1)	581	41%	534	33%	1,515	39%	1,790	34%
North Sea	247	17%	317	20%	701	18%	1,013	19%
International (1)	828	58%	851	53%	2,216	57%	2,803	53%
Total (1)	$1,439	100%	$1,606	100%	$3,912	100%	$5,256	100%
Discontinued Operations:
Oil Revenues	$—		$—		$—		$138
Natural Gas Revenues	—		—		—		140
NGL Revenues	—		—		—		—
Total	$—		$—		$—		$278

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The table below presents the third-quarter and year-to-date 2016 and 2015 production and the relative increase or decrease from the prior period.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Oil Volume – b/d
United States	98,269	(18)%	120,412	106,924	(14)%	124,894
Canada	12,619	(15)%	14,795	13,331	(16)%	15,812
North America	110,888	(18)%	135,207	120,255	(15)%	140,706
Egypt(1)(2)	110,809	14%	97,173	105,118	6%	98,712
North Sea	49,192	(16)%	58,330	55,071	(8)%	59,622
International	160,001	3%	155,503	160,189	1%	158,334
Total	270,889	(7)%	290,710	280,444	(6)%	299,040
Natural Gas Volume – Mcf/d
United States	395,062	(11)%	445,239	404,282	(9)%	442,650
Canada	233,635	(13)%	270,027	248,912	(11)%	280,120
North America	628,697	(12)%	715,266	653,194	(10)%	722,770
Egypt(1)(2)	405,863	2%	399,434	403,832	(5)%	424,746
North Sea	69,509	(15)%	81,392	66,884	6%	62,848
International	475,372	(1)%	480,826	470,716	(3)%	487,594
Total	1,104,069	(8)%	1,196,092	1,123,910	(7)%	1,210,364
NGL Volume – b/d
United States	56,355	3%	54,951	55,897	7%	52,401
Canada	6,039	(6)%	6,440	5,879	(3)%	6,041
North America	62,394	2%	61,391	61,776	6%	58,442
Egypt(1)(2)	1,124	2%	1,099	1,120	(4)%	1,169
North Sea	1,697	18%	1,440	1,557	48%	1,053
International	2,821	11%	2,539	2,677	20%	2,222
Total	65,215	2%	63,930	64,453	6%	60,664
BOE per day(3)
United States	220,468	(12)%	249,569	230,202	(8)%	251,069
Canada	57,597	(13)%	66,239	60,695	(11)%	68,541
North America	278,065	(12)%	315,808	290,897	(9)%	319,610
Egypt(2)	179,575	9%	164,845	173,544	2%	170,672
North Sea(4)	62,475	(15)%	73,335	67,775	(5)%	71,149
International	242,050	2%	238,180	241,319	—	241,821
Total	520,115	(6)%	553,988	532,216	(5)%	561,431
Discontinued Operations:
Oil (b/d)	—		—	—		10,175
Natural Gas (Mcf/d)	—		—	—		125,831
NGL (b/d)	—		—	—		—
BOE/d	—		—	—		31,146

(1)	Gross oil, natural gas, and NGL production in Egypt for the third quarter and nine-month period of 2016 and 2015 were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Oil (b/d)	210,755	214,097	210,939	205,127
Natural Gas (Mcf/d)	826,548	873,418	828,950	865,553
NGL (b/d)	1,853	2,406	1,918	2,426

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the third quarter and nine-months period of 2016 and 2015 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Oil (b/d)	36,839	30,671	34,964	31,530
Natural Gas (Mcf/d)	135,233	125,657	134,591	127,186
NGL (b/d)	374	334	373	360

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

(4)
Average sales volumes from the North Sea for the third quarter and nine-month period of 2016 were 65,171 boe/d and 67,222 boe/d, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing

The table below presents third-quarter and year-to-date 2016 and 2015 pricing and the relative increase or decrease from the prior periods.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Average Oil Price - Per barrel
United States	$41.83	(6)%	$44.47	$37.53	(21)%	$47.78
Canada	40.17	—	40.07	36.04	(18)%	44.00
North America	41.65	(5)%	43.99	37.36	(21)%	47.36
Egypt	46.54	(2)%	47.63	41.97	(22)%	53.59
North Sea	45.47	(8)%	49.46	41.28	(24)%	54.42
International	46.20	(4)%	48.31	41.74	(23)%	53.90
Total	44.35	(4)%	46.30	39.86	(22)%	50.82
Average Natural Gas Price - Per Mcf
United States	$2.66	4%	$2.57	$2.00	(19)%	$2.47
Canada	1.71	(28)%	2.39	1.47	(40)%	2.44
North America	2.31	(8)%	2.50	1.80	(27)%	2.46
Egypt	2.75	(4)%	2.86	2.69	(7)%	2.90
North Sea	4.14	(35)%	6.41	4.12	(41)%	6.95
International	2.96	(14)%	3.46	2.89	(15)%	3.42
Total	2.59	(10)%	2.89	2.26	(21)%	2.85
Average NGL Price - Per barrel
United States	$9.59	17%	$8.20	$8.65	(11)%	$9.70
Canada	6.10	89%	3.23	6.61	8%	6.12
North America	9.25	20%	7.68	8.46	(9)%	9.33
Egypt	28.12	4%	26.94	27.54	(10)%	30.49
North Sea	24.45	(5)%	25.61	21.82	(18)%	26.76
International	25.91	(1)%	26.18	24.21	(16)%	28.72
Total	9.97	19%	8.41	9.11	(9)%	10.04
Discontinued Operations:
Oil price ($/Bbl)	$—		$—	$—		$49.76
Natural Gas price ($/Mcf)	—		—	—		4.07
NGL price ($/Bbl)	—		—	—		—

Third-Quarter 2016 compared to Third-Quarter 2015
Crude Oil Revenues Crude oil revenues for the third quarter of 2016 totaled $1.1 billion, a $121 million decrease from the comparative 2015 quarter. A 7 percent decrease in average daily production reduced third-quarter 2016 revenues by $69 million compared to the prior-year quarter, while 4 percent lower average realized prices decreased revenues by $52 million. Crude oil accounted for 78 percent of oil and gas production revenues and 52 percent of worldwide production in the third quarter of 2016. Crude oil prices realized in the third quarter of 2016 averaged $44.35 per barrel, compared with $46.30 per barrel in the comparative prior-year quarter.
Worldwide oil production decreased 19.8 Mb/d to 270.9 Mb/d, primarily a result of reduced drilling activity in response to lower commodity prices. Decreases from natural decline were partially offset by higher net production in Egypt as a function of our production sharing contracts.

Natural Gas Revenues Gas revenues for the third quarter of 2016 totaled $263 million, a $55 million decrease from the comparative 2015 quarter. An 8 percent decrease in average daily production reduced third-quarter revenues by $22 million compared to the prior-year quarter, while 10 percent lower average realized prices decreased revenues by $33 million. Natural gas accounted for 18 percent of our oil and gas production revenues and 35 percent of our equivalent production during the third quarter of 2016.
Our worldwide natural gas production decreased 92.0 MMcf/d to 1,104 MMcf/d in the third quarter of 2016 from the comparative prior-year period, primarily the result of reduced drilling activity in response to lower commodity prices.
NGL Revenues NGL revenues for the third quarter of 2016 totaled $59 million, a $9 million increase from the comparative 2015 quarter. A 2 percent increase in average daily production increased third-quarter 2016 revenues by approximately $1 million, while 19 percent higher average realized prices increased revenues by $8 million. NGLs accounted for 4 percent of our oil and gas production revenues and 13 percent of our equivalent production during the third quarter of 2016.
Worldwide production of NGLs increased 1.3 Mb/d to 65.2 Mb/d in the third quarter of 2016, primarily the result of new production from completion activity in our North American onshore areas, gas processing plant downtime in the prior year period, and changes to existing gas processing arrangements.
Year-to-Date 2016 compared to Year-to-Date 2015
Crude Oil Revenues Crude oil revenues for the first nine months of 2016 totaled $3.1 billion, a $1.1 billion decrease from the comparative 2015 period. A 6 percent decrease in average daily production reduced 2016 oil revenues by $197 million compared to the prior-year period, while 22 percent lower average realized prices decreased revenues by $895 million. Crude oil accounted for 78 percent of oil and gas production revenues and 53 percent of worldwide production for the first nine months of 2016, compared to 79 percent and 53 percent, respectively, for the 2015 period. Crude oil prices realized in the first nine months of 2016 averaged $39.86 per barrel, compared with $50.82 per barrel in the comparative prior-year period.
Worldwide production decreased 18.6 Mb/d to 280.4 Mb/d in the first nine months of 2016 from the comparative prior-year period, primarily a result of reduced drilling activity in response to lower commodity prices.
Natural Gas Revenues Gas revenues for the first nine months of 2016 totaled $695 million, a $246 million decrease from the comparative 2015 period. A 7 percent decrease in average daily production reduced 2016 natural gas revenues by $51 million compared to the prior-year period, while 21 percent lower average realized prices decreased revenues by $195 million. Natural gas accounted for 18 percent of our oil and gas production revenues and 35 percent of our equivalent production for the first nine months of 2016, compared to 18 percent and 36 percent, respectively, for the 2015 period.
Our worldwide natural gas production decreased 86.5 MMcf/d to 1,124 MMcf/d in the first nine months of 2016 from the comparative prior-year period, primarily the result of reduced drilling activity in response to lower commodity prices.
NGL Revenues NGL revenues for the first nine months of 2016 totaled $160 million, a $6 million decrease from the comparative 2015 period. A 6 percent increase in average production increased 2016 NGL revenues by $9 million compared to the prior-year period, while 9 percent lower average realized prices decreased revenues by $15 million. NGLs accounted for nearly 4 percent of oil and gas production revenues and 12 percent of our equivalent production for the first nine months of 2016, compared to 3 percent and 11 percent, respectively, for the 2015 period.
Worldwide production of NGLs increased 3.8 Mb/d to 64.5 Mb/d in the first nine months of 2016 from the comparative prior-year period, primarily as a result of North American onshore production growth from drilling and recompletion activity and also new production in North Sea’s Beryl field.

Operating Expenses
The table below presents a comparison of our expenses on an absolute dollar basis and a boe basis. Our discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt but, for the quarter and nine months ended September 30, 2015, exclude discontinued operations in Australia.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(In millions)		(Per boe)		(In millions)		(Per boe)
Lease operating expenses(1)	$382	$450	$7.94	$8.84	$1,119	$1,398	$7.68	$9.12
Gathering and transportation(1)	51	58	1.09	1.12	155	163	1.07	1.06
Taxes other than income	9	104	0.19	2.04	85	232	0.58	1.52
Exploration	161	223	3.36	4.37	347	706	2.38	4.60
General and administrative	102	89	2.13	1.75	298	284	2.04	1.85
Depreciation, depletion, and amortization:
Oil and gas property and equipment(1)	610	793	12.67	15.57	1,875	2,247	12.87	14.67
Other assets	38	79	0.79	1.54	120	245	0.82	1.60
Asset retirement obligation accretion	40	37	0.83	0.71	116	109	0.79	0.71
Impairments	836	3,903	17.47	76.58	1,009	6,327	6.92	41.28
Transaction, reorganization, and separation	12	—	0.25	0.02	36	120	0.24	0.79
Financing costs, net	102	160	2.13	3.13	311	401	2.13	2.61
(1) For expenses impacted by the timing of 2016 liftings in the North Sea, per-boe calculations are based on sales volumes rather than production volumes.
Lease Operating Expenses (LOE) LOE decreased $68 million, or 15 percent, for the third quarter of 2016, and $279 million, or 20 percent, for the first nine-months of 2016, on an absolute dollar basis relative to the comparable periods of 2015. On a per-unit basis, LOE decreased 10 percent to $7.94 per boe for the third quarter of 2016, and 16 percent to $7.68 per boe for the first nine months of 2016, as compared to the prior-year periods. These reductions reflect the impact of our continued focus on cost reductions consistent with the current price environment.
Gathering and Transportation Gathering and transportation costs totaled $51 million and $155 million, respectively, in the third quarter and first nine months of 2016, a decrease of $7 million and $8 million from the third quarter and first nine months of 2015, respectively. The decrease was driven primarily by a decrease in volumes and rate changes in Canada and Egypt, partially offset by rate changes in the Permian Basin.
Taxes other than Income Taxes other than income totaled $9 million and $85 million for the third quarter and first nine months of 2016, respectively, a decrease of $95 million and $147 million from the third quarter and first nine months of 2015, respectively.
In the third quarter of this year, the rate of the U.K. Petroleum Revenue Tax (PRT), historically assessed on qualifying fields in the U.K. North Sea, was reduced to zero percent effective January 1, 2016.  As a result, PRT tax expense decreased $83 million and $91 million for the third quarter and first nine months of 2016, respectively, from the comparative prior-year periods.
Severance tax expense and ad valorem tax expense decreased $4 million and $4 million, respectively, on lower oil production and commodity prices during the third quarter compared to the prior year quarter. For the first nine months of 2016, severance tax expense and ad valorem tax expense decreased $25 million and $16 million, respectively, compared to the first nine months of 2015.

Exploration Expense Exploration expense includes unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. Exploration expenses in the third quarter and first nine months of 2016 decreased $62 million and $359 million, respectively, from the comparative prior-year periods.
The following table presents a summary of exploration expense:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Unproved leasehold impairments	$114	$199	$222	$515
Dry hole expense	7	—	38	69
Geological and geophysical expense	21	8	30	55
Exploration overhead and other	19	16	57	67
	$161	$223	$347	$706
General and Administrative (G&A) Expenses G&A expenses for the third quarter and first nine months of 2016 were $13 million and $14 million higher, respectively, than the comparative 2015 periods. For the first nine months of 2016, the increase in G&A expense was primarily related to stock based compensation expense.
Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense of $610 million in the third quarter of 2016 decreased $183 million compared to the third quarter of 2015. For the first nine months of 2016, oil and gas property DD&A expense decreased $372 million compared to prior-year period. The Company’s oil and gas property DD&A rate decreased $2.90 per boe and $1.80 per boe in the third quarter and first nine months of 2016, respectively, compared to the comparable prior-year periods. The primary factor driving both lower absolute dollar expense and lower DD&A per boe rates was the reduction in the Company’s oil and gas properties as a result of impairments to proved properties in 2015.
Impairments During the third quarter of 2016, the Company recorded asset impairments totaling $836 million, comprising $355 million for proved oil and gas properties in Canada and $481 million for PRT benefits that are no longer expected to be realizable from future abandonment activities in the North Sea. Additionally, during the second quarter of 2016, the Company recorded $68 million for impairments of proved oil and gas properties in the U.S. and Canada and $105 million for certain GTP assets. The Company recorded $3.9 billion and $6.3 billion of impairments in the third quarter and first nine months of 2015, respectively. For more information regarding asset impairments, please refer to “Fair Value Measurements” within Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.
Transaction, Reorganization, and Separation The Company incurred $12 million and $36 million for the third quarter and first nine months of 2016, respectively, related to reorganization costs. The costs incurred for the year include approximately $29 million for employee separation and $7 million for consolidation of office space and other reorganization efforts.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Interest expense	$116	$120	$348	$371
Amortization of deferred loan costs	2	6	5	10
Capitalized interest	(13)	(3)	(36)	(12)
Loss on extinguishment of debt	—	39	—	39
Interest income	(3)	(2)	(6)	(7)
Financing costs, net	$102	$160	$311	$401
Net financing costs decreased $58 million and $90 million in the third quarter and first nine months of 2016, respectively, compared to the same prior-year period on higher capitalized interest, lower interest expense, and a $39 million loss on extinguishment of debt incurred in the third quarter of 2015.

Provision for Income Taxes The Company estimates its annual effective income tax rate for continuing operations in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Non-cash impairments of the carrying value of the Company’s oil and gas properties, statutory tax rate changes, and other significant or unusual items are recognized as discrete items in the quarter in which they occur.
During the third quarter of 2016, Apache’s effective tax rate was impacted primarily by non-cash impairments of the carrying value of the Company’s oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, the impact of the change in U.K. statutory income tax rate, and an increase in the amount of valuation allowances on U.S. and Canadian deferred tax assets.
On September 15, 2016, U.K. Finance Act 2016 received Royal Assent. Under the enacted legislation, the corporate income tax rate on North Sea oil and gas profits was reduced from 50 percent to 40 percent effective January 1, 2016. As a result of the enacted legislation in the third quarter of 2016, the Company recorded a deferred tax benefit of $235 million related to the remeasurement of the Company’s December 31, 2015 U.K. deferred income tax liability.
During the third quarter of 2015, Apache’s effective tax rate was impacted primarily by non-cash impairments of the carrying value of the Company’s oil and gas properties and an increase in the amount of valuation allowances on Canadian deferred tax assets, U.S. foreign tax credits and U.S. net operating loss carryforwards.
Apache’s 2016 year-to-date effective tax rate was impacted primarily by non-cash impairments of the carrying value of the Company’s oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, the impact of the change in U.K. statutory income tax rate, and an increase in the amount of valuation allowances on U.S. and Canadian deferred tax assets. Apache’s 2015 year-to-date effective tax rate was impacted primarily by non-cash impairments of the carrying value of the Company’s oil and gas properties and an increase in the amount of valuation allowances on Canadian deferred tax assets, U.S. foreign tax credits, and U.S. net operating loss carryforwards, offset by a $414 million deferred tax benefit associated with a reduction in the U.K. statutory income tax rate from 62 percent to 50 percent.

Capital Resources and Liquidity
Operating cash flows are the Company’s primary source of liquidity. We may also elect to use available committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for all other liquidity and capital resource needs.
Apache’s operating cash flows, both in the short term and the long term, are impacted by highly volatile oil and natural gas prices, as well as costs and sales volumes. Significant changes in commodity prices impact our revenues, earnings, and cash flows. These changes potentially impact our liquidity if costs do not trend with changes in commodity prices. Historically, costs have trended with commodity prices, albeit with a lag. Sales volumes also impact cash flows; however, they have a less volatile impact in the short term.
Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of our drilling program and our ability to add reserves economically. Deterioration in commodity prices also impacts estimated quantities of proved reserves. In the first nine months of 2016, we recognized negative reserve revisions of approximately 12 percent of our year-end 2015 estimated proved reserves as a result of lower prices. If realized prices for the remainder of 2016 approximate commodity future prices as of September 30, 2016, the Company does not expect additional negative revisions for the remainder of the year.
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
For additional information, please see Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Sources and Uses of Cash
The following table presents the sources and uses of our cash and cash equivalents for the periods presented.

	For the Nine Months Ended September 30,
	2016	2015
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by continuing operating activities	$1,634	$2,380
Proceeds from asset divestitures	74	5,695
Other	38	—
	1,746	8,075
Uses of Cash and Cash Equivalents:
Capital expenditures (1)	$1,314	$3,675
Leasehold and property acquisitions	169	254
Net cash used by Australia discontinued operations	—	208
Net commercial paper and bank loan repayments	—	1,570
Payment of fixed-rate debt	1	939
Dividends paid	284	283
Distributions to noncontrolling interest	215	97
Other	—	73
	1,983	7,099
Increase (decrease) in cash and cash equivalents	$(237)	$976

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.

Net Cash Provided by Continuing Operating Activities Operating cash flows are our primary source of capital and liquidity and are impacted, both in the short term and the long term, by volatile oil and natural gas prices. The factors that determine operating cash flow are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, exploratory dry hole expense, asset impairments, asset retirement obligation (ARO) accretion, and deferred income tax expense, which affect earnings but do not affect cash flows.
Net cash provided by continuing operating activities for the first nine months of 2016 totaled $1.6 billion, a decrease of $746 million from the first nine months of 2015. The decrease primarily reflects lower commodity prices.
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
Asset Divestitures The Company had proceeds from asset divestitures totaling $74 million and $5.7 billion in the first nine months of 2016 and 2015, respectively. For information regarding our acquisitions and divestitures, please see Note 3—Acquisitions and Divestitures.
Capital Expenditures Worldwide exploration and development (E&D) expenditures for the first nine months of 2016 totaled $1.3 billion, compared to $3.6 billion for the first nine months of 2015. This reduction is a direct result of our proactive measures to adjust our capital budget to reflect lower commodity prices and operating cash flows. Apache operated an average of 14 drilling rigs during the third quarter of 2016.
Apache also completed leasehold and property acquisitions totaling $169 million and $254 million during the first nine months of 2016 and 2015, respectively. Our 2016 acquisition investments continue to focus on adding new leasehold positions to our North American onshore portfolio.
Apache’s investment in gas gathering, transmission, and processing facilities totaled $33 million and $113 million in the first nine months of 2016 and 2015, respectively. Expenditures in 2016 primarily comprise investments in infrastructure for the Alpine High play.
Dividends For the nine-month periods ended September 30, 2016 and 2015, the Company paid $284 million and $283 million, respectively, in dividends on its common stock.

Liquidity
The following table presents a summary of our key financial indicators at the dates presented:

	September 30, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$1,230	$1,467
Total debt	8,722	8,717
Equity	7,949	9,490
Available committed borrowing capacity	3,500	3,500
Cash and cash equivalents The Company had $1.2 billion in cash and cash equivalents as of September 30, 2016, compared to $1.5 billion at December 31, 2015. At September 30, 2016, approximately $1.0 billion of the cash was held by foreign subsidiaries. The cash held by foreign subsidiaries should not be subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.
Debt As of September 30, 2016, outstanding debt, which consisted of notes and debentures, totaled $8.7 billion. As of September 30, 2016, Apache had $483,000 of notes due March 2017 classified as short-term debt on the consolidated balance sheet.
Available committed borrowing capacity In June 2015, the Company entered into a five-year revolving credit facility with $3.5 billion in commitments and rights to increase commitments to $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its commercial paper program, currently $3.5 billion. The commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of September 30, 2016, the Company had no debt outstanding under commercial paper, committed bank facilities, and uncommitted bank lines.
In February 2016, the Company entered into a three-year letter of credit facility providing £900 million in commitments, with options to increase commitments to £1.075 billion and extend the term by one year. The facility is available for letters of credit and loans to cash collateralize letter of credit obligations to the extent letters of credit are unavailable under the facility. The facility’s representations and warranties, covenants, and events of default are substantially similar to those in the Company’s $3.5 billion revolving credit facility. Commissions are payable on outstanding letters of credit and borrowings bear interest (at a base rate or LIBOR), plus a margin. Letter of credit commissions, the interest margin, and the facility fee vary depending on the Company’s senior unsecured long-term debt rating. This facility is available for the Company’s letter of credit needs, particularly those which may arise in respect of abandonment obligations assumed in various North Sea acquisitions. As of September 30, 2016, a letter of credit for approximately £96 million was outstanding under this facility.
The Company was in compliance with the terms of all credit facilities as of September 30, 2016.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. Our average crude oil realizations have decreased 4 percent to $44.35 per barrel in the third quarter of 2016 from $46.30 per barrel in the comparable period of 2015. Our average natural gas price realizations have decreased 10 percent to $2.59 per Mcf in the third quarter of 2016 from $2.89 per Mcf in the comparable period of 2015.
We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of September 30, 2016, Apache had no open commodity derivative positions.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $118 million would result from a 10 percent weakening or strengthening, respectively, in the Canadian dollar and British pound as of September 30, 2016.
ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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

3.3	–	Bylaws of Registrant, as amended February 3, 2016 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed February 9, 2016, SEC File No. 001-4300).
*10.1	–	Form of Restricted Stock Unit Award Agreement dated September 14, 2016.
*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101.INS	–	XBRL Instance Document.
*101.SCH	–	XBRL Taxonomy Schema Document.
*101.CAL	–	XBRL Calculation Linkbase Document.
*101.DEF	–	XBRL Definition Linkbase Document.
*101.LAB	–	XBRL Label Linkbase Document.
*101.PRE	–	XBRL Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated:	November 3, 2016	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 3, 2016	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)