Form 10-K
period 2016-12-31
APACHE CORP
filed 2017-02-24
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Address of principal executive offices)
Registrant’s telephone number, including area code (713) 296-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.625 par value	New York Stock Exchange, Chicago Stock Exchange and NASDAQ Global Select Market
Apache Finance Canada Corporation 7.75% Notes Due 2029 Irrevocably and Unconditionally Guaranteed by Apache Corporation	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes [   ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2016	$21,118,858,691
Number of shares of registrant’s common stock outstanding as of January 31, 2017	379,687,129
Documents Incorporated By Reference
Portions of registrant’s proxy statement relating to registrant’s 2017 annual meeting of stockholders have been incorporated by reference in Part II and Part III of this annual report on Form 10-K.

TABLE OF CONTENTS
DESCRIPTION

i

FORWARD-LOOKING STATEMENTS AND RISK
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2016, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, NGLs, and other products or services;

•	our commodity hedging arrangements;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative, regulatory, or policy changes;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the integration of acquisitions;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

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
General
Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. Apache currently has exploration and production operations in four geographic areas: the United States (U.S.), Canada, Egypt, and offshore the United Kingdom (U.K.) in the North Sea. Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity.
Our common stock, par value $0.625 per share, has been listed on the New York Stock Exchange (NYSE) since 1969, on the Chicago Stock Exchange (CHX) since 1960, and on the NASDAQ Global Select Market (NASDAQ) since 2004. On May 31, 2016, we filed certifications of our compliance with the listing standards of the NYSE and the NASDAQ, including our principal executive officer’s certification of compliance with the NYSE standards. Through our website, www.apachecorp.com, you can access, free of charge, electronic copies of the charters of the committees of our Board of Directors, other documents related to our corporate governance (including our Code of Business Conduct and Governance Principles), and documents we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Included in our annual and quarterly reports are the certifications of our principal executive officer and our principal financial officer that are required by applicable laws and regulations. Access to these electronic filings is available as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. You may also request printed copies of our corporate charter, bylaws, committee charters, or other governance documents free of charge by writing to our corporate secretary at the address on the cover of this report. Our reports filed with the SEC are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov. From time to time, we also post announcements, updates, and investor information on our website in addition to copies of all recent press releases. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.
Properties to which we refer in this document may be held by subsidiaries of Apache Corporation. References to “Apache” or the “Company” include Apache Corporation and its consolidated subsidiaries unless otherwise specifically stated.
During the second quarter of 2016, Apache changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method of accounting. Financial information for all periods has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements under Part IV, Item 15 of this Form 10-K.
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
Business Strategy
Apache’s mission is to grow a profitable exploration and production company in a safe and environmentally responsible manner for the long-term benefit of our shareholders. Apache’s long-term perspective has many dimensions, which are centered on the following core strategic components:

•	rigorous portfolio management

•	conservative capital structure

•	optimization of returns
Rigorous management of the Company’s asset portfolio plays a key role in optimizing shareholder value over the long-term. The Company has monetized certain capital intensive projects that were not accretive to earnings in the near-term and other non-strategic assets. These divestitures over the past few years included selling Apache’s interest in LNG projects in Australia and Canada, all of its exploration and production operations in Australia and Argentina, mature assets offshore in the Gulf of Mexico, and various leasehold areas in North America onshore plays where the Company made strategic decisions to allocate resources to other, more impactful development opportunities.

Preserving financial flexibility is also key to the Company’s business philosophy. In response to the significant decline in commodity prices that began in 2014, Apache immediately took proactive measures to reduce activity levels and bring costs in alignment with activity levels, while taking concrete steps to cut overhead, operating, and drilling costs. The Company allocated a portion of its reduced overall capital spend in North America for strategic testing and completion optimization, which resulted in significant expansion of our economic drilling inventory and improved well performance. In addition, the Company completed confirmation testing and initiated a delineation program that confirmed a significant exploration discovery in the Delaware Basin, “Alpine High.”

For a more in-depth discussion of the Company’s Alpine High discovery, please refer to the Permian region discussion. For a more in-depth discussion of the Company’s divestitures, strategy, 2016 results, and its capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.
Geographic Area Overviews
Apache has exploration and production interests in four geographic areas: the United States (U.S.), Canada, Egypt, and the United Kingdom (U.K.) North Sea. Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity.
The following table sets out a brief comparative summary of certain key 2016 data for each of Apache’s operating areas. Additional data and discussion is provided in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

	Production	Percentage of Total Production	Production Revenue	Year-End Estimated Proved Reserves	Percentage of Total Estimated Proved Reserves	Gross Wells Drilled	Gross Productive Wells Drilled
	(In MMboe)		(In millions)	(In MMboe)
United States	82.0	43%	$1,997	733	56%	168	161
Canada	21.7	11	343	175	13	17	15
Total North America	103.7	54	2,340	908	69	185	176
Egypt(1)	62.3	33	2,057	280	21	61	54
North Sea(2)	25.0	13	970	123	10	14	10
Total International	87.3	46	3,027	403	31	75	64
Total	191.0	100%	$5,367	1,311	100%	260	240

(1)
Apache's operations in Egypt, excluding a one-third noncontrolling interest, contributed 24 percent of 2016 production and accounted for 15 percent of year-end estimated proved reserves and 28 percent of estimated discounted future net cash flows.

(2)	Average sales volumes from the North Sea for 2016 were 24.5 MMboe. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.
North America
In 2016, Apache’s North American operations contributed approximately 54 percent of production and 69 percent of estimated year-end proved reserves. Apache has access to significant liquid hydrocarbons across its 11.3 million gross acres in North America, 59 percent of which is undeveloped.

In North America Apache has three onshore regions:

•
The Permian region located in West Texas and New Mexico includes the Permian sub-basins, the Midland Basin, Central Basin Platform/Northwest Shelf, and Delaware Basin. Examples of shale plays within this region include the Woodford, Barnett, Pennsylvanian, Cline, Wolfcamp, Bone Spring, and Spraberry.

•
The Midcontinent/Gulf Coast region (formerly Gulf Coast and Central regions) includes the Granite Wash, Tonkawa, Canyon Lime, Marmaton, and Cleveland formations of the West Anadarko Basin, the Woodford-SCOOP and Stack plays located in Central Oklahoma, and the Eagle Ford shale in South East Texas.

•
The Canada region has exploration and production operations in the provinces of British Columbia, Alberta, and Saskatchewan. Current drilling activities are primarily focused in the Duvernay and Montney shale plays.

Apache also has one offshore region in North America, the Gulf of Mexico region, which consists of both shallow and deep water exploration and production activities.
Permian Region The Permian region is one of Apache’s core growth areas. Highlights of the Company’s operations in the region include:

•	Over 3.1 million gross acres with exposure to numerous plays focused primarily in the Midland Basin, the Central Basin Platform/Northwest Shelf, and the Delaware Basin.

•	Estimated proved reserves of 611 MMboe at year-end 2016, representing 47 percent of the Company’s worldwide reserves.

•
Annual production decline of only 4 percent, despite operating an average rig count of 5, down from 12 rigs in 2015 and 40 rigs in 2014. The reduced rig count reflected the Company’s decisive action to curtail capital spending in response to continued weakness in commodity prices until commodity prices and costs come into better equilibrium.

•	In 2016, the Permian region drilled or participated in 132 wells, 96 of which were horizontal, with a 96 percent success rate.
In September 2016, after more than two years of extensive geological and geophysical work, methodical acreage accumulation, and strategic testing and delineation drilling, Apache announced the discovery of a significant new resource play, “Alpine High.” Apache’s Alpine High acreage lies in the southern portion of the Delaware Basin, primarily in Reeves County, Texas. The Company has established an acreage position of over 320,000 contiguous net acres, which it acquired at an attractive average cost of approximately $1,300 per acre. Since first announcing the Alpine High last September, the Company has made substantial progress further delineating the opportunity. The Company has confirmed an extensive play fairway which spans 55 miles and a 5,000-foot vertical column encompassing five geologic formations, with multiple target zones spanning the hydrocarbon phase window from dry gas to wet gas to oil. We have recently identified an additional landing zone in the Woodford formation, and confirmed production from the Pennsylvanian. Based on these results, Apache now believes the drilling locations at Alpine High will exceed the 2,000 to 3,000 previously announced. During 2017, we expect to average 4 to 6 drilling rigs at Alpine High. A second hydraulic fracturing crew was added at the start of the year to accelerate completions and data collection. Using data collected from strategic testing and delineation drilling, the Company is now beginning to optimize wells drilled in Alpine High using customized targeting, larger fracs, and longer laterals. Combined with multi-well pad drilling, the Company believes these measures contribute to the optimized development of the area to maximize economic value. The field is expected to have low levels of water production which will also have a positive impact on long-term economics. We are currently installing the infrastructure, which will allow gas sales from the field around mid-year 2017.
In addition to activity in Alpine High, the Permian region drilled or participated in over 110 wells in 2016, with a 100 percent success rate. In the Midland Basin, where Apache holds approximately 443,000 net acres, activity was focused on stratigraphic and development pad drilling of the Wolfcamp and Spraberry shale formations in the Wildfire, Powell, and Azalea areas. Activity in Midland Basin has been significantly increased in 2017: the region has increased the rig count to five, compared to an average of one in 2016. The additional rigs will be dedicated to long-term pad development drilling. The Company’s assets in the Central Basin Platform/Northwest Shelf span 739,000 net acres. The Yeso play was the primary focus of 2016 development activities in this area. In the Delaware Basin, Apache holds approximately 392,000 net acres. In addition to drilling and development activities at Alpine High, the Company targeted plays in the Bone Spring and Wolfcamp plays.

Apache plans to significantly increase activity in the Permian region during 2017, while continuing to balance capital investments between its larger development project at Alpine High and focused exploration and development programs on other core assets in its Permian region. During 2017, the Company expects to average 15 drilling rigs in the Permian Basin and drill approximately 250 wells, which includes a four to six rig delineation drilling program at Alpine High. The Company plans to allocate approximately two-thirds of its 2017 capital budget to the Permian region.
Midcontinent/Gulf Coast Region As part of Apache’s 2015 strategic efforts to reduce its operating cost structure, the Company combined the Midcontinent (formerly Central region) and Gulf Coast regions. Apache’s Midcontinent/Gulf Coast region includes 2.6 million gross acres and over 3,200 producing wells primarily in western Oklahoma, the Texas Panhandle and south Texas. In 2016, the region accounted for 11 percent of the Company’s production and approximately 9 percent of the Company’s year-end estimated proved reserves.
In 2016, Apache drilled or participated in drilling 35 wells with a 94 percent success rate. Activity was focused primarily in the Woodford-SCOOP and Canyon Lime formations. In 2017, Apache plans to run a targeted program, drilling four wells in the Woodford-SCOOP play. In addition, the region will continue its focus on high grading acreage and building its inventory of future drilling locations.
Canada Region Apache holds 3.5 million gross acres across the provinces of British Columbia, Alberta, and Saskatchewan. The region’s large acreage position provides significant drilling opportunities and portfolio diversification with exposure to oil, gas, and liquids rich fairways. The Canadian region provided approximately 11 percent of Apache’s 2016 worldwide production and 175 MMboe of estimated proved reserves at year-end.
In 2016, Apache drilled or participated in drilling 17 wells in the region with an 88 percent success rate. Drilling operations primarily focused on the Wapiti Montney, Ante Creek Montney, Duvernay, and Glauconite plays. In 2017, the Company expects to drill 10 wells: a six-well pad in the Duvernay play, three wells in the Wapiti Montney play, and one exploratory well in the East Shale Basin.
Gulf of Mexico Region The Gulf of Mexico region comprises assets in the offshore waters of the Gulf of Mexico and onshore Louisiana. In addition to its interest in several deepwater exploration and development offshore leases, when the Company sold substantially all of its offshore assets in water depths less than 1,000 feet, it retained a 50 percent ownership interest in all exploration blocks and in horizons below production in development blocks, and access to existing infrastructure. Apache’s offshore technical teams continue to focus on evaluating subsalt and other deeper exploration opportunities in water depths less than 1,000 feet, which have been relatively untested by the industry, where high-potential deep hydrocarbon plays may exist. During 2016, Apache’s Gulf of Mexico region contributed 7.7 Mboe/d to the Company’s total production. During 2017, the Company expects to participate in one non-operated exploration well.
North America Marketing In general, most of the Company’s North American gas is sold at either monthly or daily market prices. The Company also occasionally enters into fixed physical sales contracts for durations of up to one year. These physical sales volumes are typically sold at fixed prices over the term of the contract. Natural gas is sold primarily to local distribution companies (LDCs), utilities, end-users, marketers, and integrated major oil companies. Apache strives to maintain a diverse client portfolio, which is intended to reduce the concentration of credit risk.
Apache primarily markets its North American crude oil to integrated major oil companies, marketing and transportation companies, and refiners based on a West Texas Intermediate (WTI) price, adjusted for quality, transportation, and a market-reflective differential.
In the U.S., Apache’s objective is to maximize the value of crude oil sold by identifying the best markets and most economical transportation routes available to move the product. Sales contracts are generally 30-day evergreen contracts that renew automatically until canceled by either party. These contracts provide for sales that are priced daily at prevailing market prices. Also, from time to time, the Company will enter into physical term sales contracts for durations up to five years. These term contracts typically have a firm transport commitment and often provide for the higher of prevailing market prices from multiple market hubs.
In Canada, crude is transported by pipeline or truck within Western Canada to market hubs in Alberta and Manitoba where it is sold, allowing for a more diversified group of purchasers and a higher netback price. The Company evaluates its transport options monthly to maximize its netback prices.
Apache’s NGL production is sold under contracts with prices based on local supply and demand conditions, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.

International
In 2016, international assets contributed 46 percent of Apache’s production and 56 percent of oil and gas revenues. Approximately 31 percent of estimated proved reserves at year-end were located outside North America.
Apache has two international regions:

•	The Egypt region includes onshore conventional assets in Egypt’s Western Desert.

•	The North Sea region includes offshore assets based in the United Kingdom.
The Company also has an offshore exploration program in Suriname.
Egypt Apache’s Egypt operations are conducted pursuant to production sharing contracts (PSCs). Under the terms of the Company’s PSCs, the contractor partners (Contractor) bears the risk and cost of exploration, development, and production activities. In return, if exploration is successful, the Contractor receives entitlement to variable physical volumes of hydrocarbons, representing recovery of the costs incurred and a stipulated share of production after cost recovery. Additionally, the Contractor’s income taxes, which remain the liability of the Contractor under domestic law, are paid by Egyptian General Petroleum Corporation (EGPC) on behalf of the Contractor out of EGPC’s production entitlement. Income taxes paid to the Arab Republic of Egypt on behalf of the Contractor are recognized as oil and gas sales revenue and income tax expense and reflected as production and estimated reserves. Because Contractor cost recovery entitlement and income taxes paid on its behalf are determined as a monetary amount, the quantities of production entitlement and estimated reserves attributable to these monetary amounts will fluctuate with commodity prices. In addition, because the Contractor income taxes are paid by EGPC, the amount of the income tax has no economic impact on Apache’s Egypt operations despite impacting Apache’s production and reserves. Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in Apache’s oil and gas operations in Egypt.
Apache has 21 years of exploration, development and operations experience in Egypt and is one of the largest acreage holders in Egypt’s Western Desert. At year-end 2016, the Company held 4.8 million gross acres in 23 separate concessions. Development leases within concessions currently have expiration dates ranging from 4 to 20 years, with extensions possible for additional commercial discoveries or on a negotiated basis. Approximately 63 percent of the Company’s acreage in Egypt is undeveloped, providing us with considerable exploration and development opportunities for the future. In December 2016, the Company was notified by the Egyptian Ministry that it was the successful bidder in two new concessions, which will add an additional 1.6 million gross undeveloped acres to its portfolio. Apache anticipates these concessions will be signed into law mid-2017.
The Company’s estimated proved reserves in Egypt are reported under the economic interest method and exclude the host country’s share of reserves. The Egypt region, including the one-third noncontrolling interest, contributed 33 percent of 2016 production, 21 percent of year-end estimated proved reserves, and 37 percent of estimated discounted future net cash flows. Excluding the noncontrolling interest, Egypt contributed 24 percent of 2016 production, 15 percent of year-end estimated proved reserves, and 28 percent of estimated discounted future net cash flows.
While Apache has historically been one of the most active drillers in the Western Desert, activity has been curtailed for the past several years in response to weak oil prices. In 2016, the region drilled 47 development and 14 exploration wells. Approximately 57 percent of the exploration wells were successful, further expanding Apache’s presence in the westernmost concessions and unlocking additional opportunities in existing plays. A key component of the region’s success has been the ability to acquire and evaluate 3-D seismic surveys that enable Apache’s technical teams to consistently high-grade existing prospects and identify new targets across multiple pay horizons in the Cretaceous, Jurassic, and deeper Paleozoic formations.
In 2017, Apache plans to operate 8 to 10 drilling rigs and drill approximately 90 to 100 wells. In addition, Apache will initiate a large, continuous 3-D seismic survey program to support development on its existing acreage and exploration on its new concessions. The program will provide newer vintage, higher resolution imaging of the substrata across Apache’s Western Desert position, allowing Apache to build and high-grade its drilling inventory.
Egypt Marketing  Apache’s gas production in Egypt is sold to EGPC primarily under an industry-pricing formula, a sliding scale based on Dated Brent crude oil with a minimum of $1.50 per MMBtu and a maximum of $2.65 per MMBtu, plus an upward adjustment for liquids content. The region averaged $2.71 per Mcf in 2016.
Oil production is sold to third parties in the export market or to EGPC when called upon to supply domestic demand. Oil production sold to third parties is exported from or sold at one of two terminals on the northern coast of Egypt. Oil production sold to EGPC is sold at prices equivalent to the export market.

North Sea Apache has interests in approximately 380,000 gross acres in the U.K. North Sea. The region contributed 13 percent of Apache’s 2016 production and approximately 10 percent of year-end estimated proved reserves.
Apache entered the North Sea in 2003 after acquiring an approximate 97 percent working interest in the Forties field (Forties). Since acquiring Forties, Apache has actively invested in the region and has established a large inventory of drilling prospects through successful exploration programs and the interpretation of acquired 3-D and 4-D seismic data. Building upon its success in Forties, in 2011 Apache acquired Mobil North Sea Limited, providing the region with additional exploration and development opportunities across numerous fields, including operated interests in the Beryl, Nevis, Nevis South, Skene, and Buckland fields and non-operated interests in the Maclure and Nelson field. The Beryl field, which is a geologically complex area with multiple fields and stacked pay potential, provides for significant exploration opportunity. The North Sea region plays a strategic role in Apache’s portfolio by providing competitive investment opportunities and potential reserve upside with high-impact exploration potential.
During the year, the region drilled 12 development wells with an 83 percent success rate: six at Forties, five at Beryl, and one at Aviat. In addition, it drilled or participated in three exploration wells with a 33 percent success rate. The Storr discovery, an exploration prospect targeting the Beryl and Nansen sands, encountered hydrocarbons in two separate fault blocks. The region is evaluating a development plan for the Storr discovery. Apache holds a 55 percent working interest in the prospect.
Apache progressed the development of the 2015 Callater (formerly K) exploration discovery in the Beryl area, with first production projected in the second half of 2017. Initial production is expected at 20,000 boe/d on a gross basis. Apache plans to drill two additional wells in the second half of the year. Apache holds a 55 percent working interest in Callater, and operates the field. The region also continued to assess development plans for two earlier exploration discoveries, Seagull and Corona, in which Apache holds 35 and 100 percent interests, respectively.
Also during the year, Apache completed the Aviat gas-for-power project at Forties. This project enables a switch from diesel to natural gas to power the Forties field. The use of natural gas to power the field will extend the economic life, lower operating costs, and reduce certain reliability and safety risks associated with bunkering diesel. Annual fuel and other savings are projected at $15 million.
In 2017, Apache currently plans to operate an average of three rigs in the North Sea region, two platform rigs (one at Forties and one at Beryl) and two semi-submersible rigs on rig-sharing agreements, and drill 15 to 16 wells.
North Sea Marketing  Apache has traditionally sold its North Sea crude oil under term contracts, with a market-based index price plus a premium, which reflects the higher market value for term arrangements.
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
Other Exploration
New Ventures Apache’s global New Ventures team provides exposure to new growth opportunities by looking outside of the Company’s traditional core areas and targeting higher-risk, higher-reward exploration opportunities located in frontier basins as well as new plays in more mature basins. Plans for 2017 include continued analysis and review of the Company’s deepwater prospects in offshore Suriname, including fully processing the data set from its 3-D seismic shoot completed in the third quarter of 2016. Apache will begin drilling an exploration well in the first quarter of 2017.
Major Customers
In 2016 and 2015, purchases by China Petroleum & Chemical Corporation and its subsidiaries accounted for 21 percent and 12 percent, respectively, of the Company’s worldwide oil and gas production revenues. In 2016 and 2015, purchases by Egyptian General Petroleum Company and its subsidiaries accounted for 12 percent and 11 percent, respectively, of the Company’s worldwide oil and gas production revenues. In 2015 and 2014, purchases by Royal Dutch Shell plc and its subsidiaries accounted for 11 percent and 19 percent, respectively, of the Company’s worldwide oil and gas production revenues.

Drilling Statistics
Worldwide in 2016, Apache participated in drilling 260 gross wells, with 240 (92 percent) completed as producers. Historically, Apache’s drilling activities in the U.S. have generally concentrated on exploitation and extension of existing producing fields rather than exploration. As a general matter, Apache’s operations outside of North America focus on a mix of exploration and development wells. In addition to Apache’s completed wells, at year-end a number of wells had not yet reached completion: 70 gross (33.7 net) in the U.S., 14 gross (14 net) in Egypt, and 5 gross (3.1 net) in the North Sea.
The following table shows the results of the oil and gas wells drilled and completed for each of the last three fiscal years:

	Net Exploratory			Net Development			Total Net Wells
	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total
2016
United States	18.9	5.0	23.9	79.5	1.9	81.4	98.4	6.9	105.3
Canada	—	2.0	2.0	10.2	—	10.2	10.2	2.0	12.2
Egypt	7.3	5.1	12.4	40.5	1.0	41.5	47.8	6.1	53.9
North Sea	—	0.9	0.9	8.2	1.6	9.8	8.2	2.5	10.7
Total	26.2	13.0	39.2	138.4	4.5	142.9	164.6	17.5	182.1
2015
United States	14.7	8.0	22.7	289.0	5.3	294.3	303.7	13.3	317.0
Canada	4.0	—	4.0	16.7	—	16.7	20.7	—	20.7
Egypt	13.4	8.6	22.0	82.3	3.0	85.3	95.7	11.6	107.3
North Sea	1.6	0.7	2.3	15.9	3.5	19.4	17.5	4.2	21.7
Other International	—	0.5	0.5	—	—	—	—	0.5	0.5
Total	33.7	17.8	51.5	403.9	11.8	415.7	437.6	29.6	467.2
2014
United States	18.5	6.4	24.9	781.5	10.1	791.6	800.0	16.5	816.5
Canada	1.0	1.0	2.0	83.9	2.0	85.9	84.9	3.0	87.9
Egypt	18.6	22.8	41.4	143.3	9.9	153.2	161.9	32.7	194.6
Australia	1.6	1.7	3.3	2.9	—	2.9	4.5	1.7	6.2
North Sea	—	—	—	17.6	1.1	18.7	17.6	1.1	18.7
Argentina	—	—	—	1.0	—	1.0	1.0	—	1.0
Total	39.7	31.9	71.6	1,030.2	23.1	1,053.3	1,069.9	55.0	1,124.9
Productive Oil and Gas Wells
The number of productive oil and gas wells, operated and non-operated, in which the Company had an interest as of December 31, 2016, is set forth below:

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net
United States	13,716	8,936	3,192	1,581	16,908	10,517
Canada	1,786	795	2,313	1,873	4,099	2,668
Egypt	1,135	1,072	120	116	1,255	1,188
North Sea	158	119	25	16	183	135
Total	16,795	10,922	5,650	3,586	22,445	14,508

Domestic	13,716	8,936	3,192	1,581	16,908	10,517
Foreign	3,079	1,986	2,458	2,005	5,537	3,991
Total	16,795	10,922	5,650	3,586	22,445	14,508
Gross natural gas and crude oil wells include 640 wells with multiple completions.

Production, Pricing, and Lease Operating Cost Data
The following table describes, for each of the last three fiscal years, oil, NGL, and gas production volumes, average lease operating costs per boe (including transportation costs but excluding severance and other taxes), and average sales prices for each of the countries where the Company has operations:

	Production			Average Lease Operating Cost per Boe	Average Sales Price
	Oil	NGL	Gas		Oil	NGL	Gas
Year Ended December 31,	(MMbbls)	(MMbbls)	(Bcf)		(Per bbl)	(Per bbl)	(Per Mcf)
2016
United States	38.0	19.8	145.0	$7.72	$39.43	$9.28	$2.17
Canada	4.8	2.1	88.8	11.52	37.62	8.15	1.64
Egypt(1)	37.9	0.4	143.4	7.86	43.66	28.68	2.71
North Sea(2)	20.0	0.6	26.3	13.14	42.93	24.20	4.51
Total	100.7	22.9	403.5	8.90	41.63	9.92	2.40
2015
United States	45.1	19.7	160.6	$8.81	$45.71	$9.72	$2.38
Canada	5.8	2.2	100.3	13.46	42.33	5.52	2.41
Egypt(1)	33.1	0.4	134.8	10.11	50.97	30.97	2.91
North Sea	21.7	0.4	23.7	13.74	51.26	26.53	6.73
Total	105.7	22.7	419.4	10.40	48.31	9.98	2.80
2014
United States	48.7	21.5	215.8	$9.55	$87.33	$25.57	$4.33
Canada	6.4	2.3	117.8	17.90	83.57	33.61	4.07
Egypt(1)	33.0	0.2	146.5	9.37	97.06	51.60	2.96
North Sea	22.2	0.5	20.5	17.30	95.53	59.42	8.29
Total	110.3	24.5	500.6	11.51	91.66	27.28	4.03

(1)	Includes production volumes attributable to a one-third noncontrolling interest in Egypt.

(2)	Average sales volumes from the North Sea for 2016 were 24.5 MMboe. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.
Gross and Net Undeveloped and Developed Acreage
The following table sets out Apache’s gross and net acreage position as of December 31, 2016, in each country where the Company has operations:

	Undeveloped Acreage		Developed Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres
	(in thousands)
United States	5,739	2,697	2,057	1,134
Canada	948	740	2,554	1,857
Egypt	3,007	2,616	1,758	1,657
North Sea	230	139	150	115
Total	9,924	6,192	6,519	4,763
As of December 31, 2016, Apache had 1.2 million net undeveloped acres scheduled to expire by year-end 2017 if production is not established or Apache takes no other action to extend the terms. Additionally, Apache has 668,000 and 854,000 net undeveloped acres set to expire in 2018 and 2019, respectively. The Company strives to extend the terms of many of these licenses and concession areas through operational or administrative actions, but cannot assure that such extensions can be achieved on an economic basis or otherwise on terms agreeable to both the Company and third parties, including governments.

Exploration concessions in Apache’s Egypt region comprise a significant portion of Apache’s net undeveloped acreage expiring over the next three years. Apache has 0.7 million, 0.4 million, and 0.6 million net undeveloped acres set to expire in 2017, 2018, and 2019, respectively. Apache will continue to pursue acreage extensions in areas in which it believes exploration opportunities exist. There were no reserves recorded on this undeveloped acreage. Separately, Apache was awarded the NW Razzak and South Alam El Shawish concession blocks in December 2016. The agreements are currently progressing and formal approval and signing of the agreements by Apache, EGPC, and the Ministry of Petroleum is expected to occur by the summer of 2017. Combined, the two concessions are expected to add approximately 1.6 million of undeveloped gross acres in Egypt in 2017.
As of December 31, 2016, 34 percent of U.S. net undeveloped acreage and 44 percent of Canadian net undeveloped acreage was held by production.
In addition, Apache has exploration interests in Suriname consisting of 1.8 million net undeveloped acreage in two blocks set to expire in 2017 and 2018. Apache will commence drilling operations on a commitment well in 2017, and will determine a course of action based on the results of drilling tests. No reserves have been booked on this undeveloped acreage.
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

The following table shows proved oil, NGL, and gas reserves as of December 31, 2016, based on average commodity prices in effect on the first day of each month in 2016, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms. This table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of 6 Mcf to 1 bbl. This ratio is not reflective of the current price ratio between the two products.

	Oil	NGL	Gas	Total
	(MMbbls)	(MMbbls)	(Bcf)	(MMboe)
Proved Developed:
United States	301	155	1,200	656
Canada	51	14	554	157
Egypt(1)	139	1	676	253
North Sea	91	2	87	108
Total Proved Developed	582	172	2,517	1,174
Proved Undeveloped:
United States	21	17	231	77
Canada	8	2	45	18
Egypt(1)	20	—	42	27
North Sea	11	1	24	15
Total Proved Undeveloped	60	20	342	137
TOTAL PROVED	642	192	2,859	1,311

(1)	Includes total proved reserves of 93 MMboe attributable to a one-third noncontrolling interest in Egypt
As of December 31, 2016, Apache had total estimated proved reserves of 642 MMbbls of crude oil, 192 MMbbls of NGLs, and 2.9 Tcf of natural gas. Combined, these total estimated proved reserves are the volume equivalent of 1.3 billion barrels of oil or 7.9 Tcf of natural gas, of which oil represents 49 percent. As of December 31, 2016, the Company’s proved developed reserves totaled 1,174 MMboe and estimated PUD reserves totaled 137 MMboe, or approximately 10.5 percent of worldwide total proved reserves. Apache has elected not to disclose probable or possible reserves in this filing.
During 2016, Apache added 103 MMboe of proved reserves through exploration and development activity and 2 MMboe through purchases of minerals in-place. Apache sold a combined 7 MMboe through several divestiture transactions. During 2016, Apache also had combined downward revisions of previously estimated reserves of 159 MMboe. Changes in product prices accounted for 172 MMboe, lease ownership changes accounted for 6 MMboe, offset by engineering and performance upward revisions totaling 19 MMboe.
The Company’s estimates of proved reserves, proved developed reserves, and PUD reserves as of December 31, 2016, 2015, and 2014, changes in estimated proved reserves during the last three years, and estimates of future net cash flows from proved reserves are contained in Note 16—Supplemental Oil and Gas Disclosures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.
Proved Undeveloped Reserves
The Company’s total estimated PUD reserves of 137 MMboe as of December 31, 2016, decreased by 95 MMboe from 232 MMboe of PUD reserves reported at the end of 2015. During the year, Apache converted 22 MMboe of PUD reserves to proved developed reserves through development drilling activity. In North America, Apache converted 15 MMboe, with the remaining 7 MMboe in Apache’s international areas. Apache sold 3 MMboe and acquired no PUD reserves during the year. Apache added 48 MMboe of new PUD reserves through extensions and discoveries. Apache recognized a 118 MMboe downward revision in proved undeveloped reserves during the year, of which 99 MMboe was associated with lower product prices, 5 MMboe was associated with interest revisions, and 14 MMboe was a result of changes in development plans.

During the year, a total of approximately $357 million was spent on projects associated with reserves that were carried as PUD reserves at the end of 2015. A portion of Apache’s costs incurred each year relate to development projects that will be converted to proved developed reserves in future years. Apache spent approximately $289 million on PUD reserve development activity in North America and $68 million in the international areas. As of December 31, 2016, Apache had no material amounts of proved undeveloped reserves scheduled to be developed beyond five years from initial disclosure.
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
Apache’s Executive Vice President of Corporate Reservoir Engineering is the person primarily responsible for overseeing the preparation of our internal reserve estimates and for coordinating any reserves audits conducted by a third-party engineering firm. He has a Bachelor of Science degree in Petroleum Engineering and over 36 years of industry experience with positions of increasing responsibility within Apache’s corporate reservoir engineering department. The Executive Vice President of Corporate Reservoir Engineering reports directly to our Chief Executive Officer.
The estimate of reserves disclosed in this Annual Report on Form 10-K is prepared by the Company’s internal staff, and the Company is responsible for the adequacy and accuracy of those estimates. However, the Company engages Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) to review our processes and the reasonableness of our estimates of proved hydrocarbon liquid and gas reserves. The Company selects the properties for review by Ryder Scott based primarily on relative reserve value. The Company also considers other factors such as geographic location, new wells drilled during the year and reserves volume. During 2016, the properties selected for each country ranged from 87 to 100 percent of the total future net cash flows discounted at 10 percent. These properties also accounted for over 88 percent of the reserves value of our international proved reserves and 93 percent of the new wells drilled in each country. In addition, all fields containing five percent or more of the Company’s total proved reserves volume were included in Ryder Scott’s review. The review covered 83 percent of total proved reserves by volume.
During 2016, 2015, and 2014, Ryder Scott’s review covered 92, 90, and 91 percent, respectively, of the Company’s worldwide estimated proved reserves value and 83, 83, and 85 percent, respectively, of the Company’s total proved reserves volume. Ryder Scott’s review of 2016 covered 81 percent of U.S., 81 percent of Canada, 85 percent of Egypt, and 92 percent of the U.K.’s total proved reserves.
Ryder Scott’s review of 2015 covered 81 percent of U.S., 81 percent of Canada, 86 percent of Egypt, and 88 percent of the U.K.’s total proved reserves.
Ryder Scott’s review of 2014 covered 83 percent of U.S., 75 percent of Canada, 99.5 percent of Australia, 86 percent of Egypt, and 94 percent of the U.K.’s total proved reserves.
The Company has filed Ryder Scott’s independent report as an exhibit to this Form 10-K.
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
Employees
On December 31, 2016, the Company had 3,727 employees.

Offices
Our principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 2016, the Company maintained regional exploration and/or production offices in Midland, Texas; San Antonio, Texas; Houston, Texas; Calgary, Alberta; Cairo, Egypt; and Aberdeen, Scotland. Apache leases all of its primary office space. The current lease on our principal executive offices runs through December 31, 2019. The Company has two, five-year options to extend the lease through 2024 and 2029, which may be exercised in five or ten-year increments. For information regarding the Company’s obligations under its office leases, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contractual Obligations and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.
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
Response Plans and Available Resources
Apache and its wholly owned subsidiary, Apache Deepwater LLC (ADW), developed Oil Spill Response Plans (the Plans) for their respective Gulf of Mexico operations and offshore operations in the North Sea and Suriname. These plans ensure rapid and effective responses to spill events that may occur on such entities’ operated properties. Annually, drills are conducted to measure and maintain the effectiveness of the Plans.
Apache is a member of Oil Spill Response Limited (OSRL), a large international oil spill response cooperative, which entitles any Apache entity worldwide to access OSRL’s services. Apache also has a contract in place for response resources and services with Polyeco Group, a large, privately owned, tier three Oil Spill Response Organization (OSRO), which has resources strategically staged at six bases worldwide.
In the event of a spill in the Gulf of Mexico, Clean Gulf Associates (CGA) is the primary oil spill response association available to Apache and ADW. Both Apache and ADW are members of CGA, a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico. CGA was created to provide a means of effectively staging response equipment and providing immediate spill response for its member companies’ operations in the Gulf of Mexico. In the event of a spill, CGA’s equipment, which is positioned at various staging points around the Gulf, is ready to be mobilized. In addition, ADW is a member of Marine Spill Response Corporation (MSRC), and their equipment and resources are also available to ADW for its deepwater Gulf of Mexico and new venture operations.
An Apache subsidiary is also a member of the Marine Well Containment Company (MWCC) to help the Company fulfill the government’s permit requirements for containment and oil spill response plans in deepwater Gulf of Mexico operations. MWCC is a not-for-profit, stand-alone organization whose goal is to improve capabilities for containing an underwater well control incident in the U.S. Gulf of Mexico. Members and their affiliates have access to MWCC’s extensive containment network and systems. As of December 31, 2016, Apache’s investment in MWCC totals $163 million and is reflected in “Deferred charges and other” in the Company’s consolidated balance sheet.

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
However, we believe our diversified portfolio of core assets, which comprises large acreage positions and well-established production bases across four geographic areas, our balanced production mix between oil and gas, our management and incentive systems, and our experienced personnel give us a strong competitive position relative to many of our competitors who do not possess similar geographic and production diversity. Our global position provides a large inventory of geologic and geographic opportunities in the four geographic areas in which we have producing operations to which we can reallocate capital investments in response to changes in commodity prices, local business environments, and markets. It also reduces the risk that we will be materially impacted by an event in a specific area or country.
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
Our revenues, operating results, and future rate of growth depend highly upon the prices we receive for our crude oil and natural gas production. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2016 ranged from a high of $54.06 per barrel to a low of $26.21 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2016 ranged from a high of $3.93 per MMBtu to a low of $1.64 per MMBtu. The market prices for crude oil and natural gas depend on factors beyond our control. These factors include demand for crude oil and natural gas, which fluctuates with changes in market and economic conditions, and other factors, including:

•	worldwide and domestic supplies of crude oil and natural gas;

•	actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC);

•	political conditions and events (including instability, changes in governments, or armed conflict) in crude oil or natural gas producing regions;

•	the level of global crude oil and natural gas inventories;

•	the price and level of imported foreign crude oil and natural gas;

•	the price and availability of alternative fuels, including coal and biofuels;

•	the availability of pipeline capacity and infrastructure;

•	the availability of crude oil transportation and refining capacity;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes; and

•	the overall economic environment.
Our results of operations, as well as the carrying value of our oil and gas properties, are substantially dependent upon the prices of oil and natural gas, which have declined significantly since June 2014. Despite slight increases in oil and natural gas prices in 2016, prices have remained significantly lower than levels seen in recent years, which has adversely affected our revenues, operating income, cash flow, and proved reserves. Continued low prices could have a material adverse impact on our operations and limit our ability to fund capital expenditures. Without the ability to fund capital expenditures, we would be unable to replace reserves and production. Sustained low prices of crude oil and natural gas may further adversely impact our business as follows:

•	limiting our financial condition, liquidity, and/or ability to fund planned capital expenditures and operations;

•	reducing the amount of crude oil and natural gas that we can produce economically;

•	causing us to delay or postpone some of our capital projects;

•	reducing our revenues, operating income, and cash flows;

•	limiting our access to sources of capital, such as equity and long-term debt;

•	reducing the carrying value of our crude oil and natural gas properties, resulting in additional non-cash impairments;

•	reducing the carrying value of our gathering, transmission, and processing facilities, resulting in additional impairments; or

•	reducing the carrying value of goodwill.

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
Weather and climate may have a significant adverse impact on our revenues and production.
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
We have exposure to different counterparties, and we have entered into transactions with counterparties in the financial services industry, including commercial banks, investment banks, insurance companies, other investment funds, and other institutions. These transactions expose us to credit risk in the event of default of our counterparty. Deterioration in the credit or financial markets may impact the credit ratings of our current and potential counterparties and affect their ability to fulfill their existing obligations to us and their willingness to enter into future transactions with us. We may also have exposure to financial institutions in the form of derivative transactions in connection with any hedges. We also have exposure to insurance companies in the form of claims under our policies. In addition, if any lender under our credit facilities is unable to fund its commitment, our liquidity will be reduced by an amount up to the aggregate amount of such lender’s commitment under our credit facilities.
We are exposed to a risk of financial loss if a counterparty fails to perform under a derivative contract. This risk of counterparty non-performance is of particular concern given the recent volatility of the financial markets and significant decline in oil and natural gas prices, which could lead to sudden changes in a counterparty’s liquidity and impair its ability to perform under the terms of the derivative contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions. Furthermore, the bankruptcy of one or more of our hedge providers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed to us by the distressed entity or entities. During periods of falling commodity prices our hedge receivable positions increase, which increases our exposure. If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

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
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales, and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, product mix, and commodity pricing levels and others are also considered by the rating agencies. A ratings downgrade could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit or other forms of collateral for certain obligations. On February 2, 2016, our credit rating was downgraded by Standard and Poor’s to BBB/Stable, and on February 25, 2016, our credit rating was downgraded by Moody’s to Baa3/negative outlook, in each case as part of an industry-wide review and downgrade of U.S. exploration and production and oilfield services companies due to deteriorating commodity prices. Subsequently, on November 11, 2016, Moody’s changed our rating outlook to stable and affirmed our Baa3 rating. Any future downgrades could result in additional postings ranging from approximately $400 million to $1.0 billion, depending upon timing and availability of tax relief.

Market conditions may restrict our ability to obtain funds for future development and working capital needs, which may limit our financial flexibility.
The financial markets are subject to fluctuation and are vulnerable to unpredictable shocks. We have a significant development project inventory and an extensive exploration portfolio, which will require substantial future investment. We and/or our partners may need to seek financing in order to fund these or other future activities. Our future access to capital, as well as that of our partners and contractors, could be limited if the debt or equity markets are constrained. This could significantly delay development of our property interests.
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
Our North American operations are subject to governmental risks.
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
With respect to oil and gas operations in the Gulf of Mexico, the BOEM has issued a new Notice to Lessees (NTL No. 2016-N01) significantly revising the obligations of companies operating in the Gulf of Mexico to provide supplemental assurances of performance with respect to plugging, abandonment, and decommissioning obligations associated with wells, platforms, structures, and facilities located upon or used in connection with such companies’ oil and gas leases. While requirements under the new NTL have not yet been fully implemented by BOEM, the new NTL may require that Apache provide additional security to BOEM with respect to plugging, abandonment, and decommissioning obligations relating to Apache’s current ownership interests in various Gulf of Mexico leases. We are working closely with BOEM to make arrangements for the provision of such additional required security, if such security becomes necessary under the new NTL. Additionally, we are not able to predict the effect that these changes might have on counterparties to which Apache has sold Gulf of Mexico assets or with whom Apache has joint ownership. Such changes could cause the bonding obligations of such parties to increase substantially, thereby causing a significant impact on the counterparties’ solvency and ability to continue as a going concern.

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
The present U.S. federal and state income tax laws affecting oil and natural gas exploration, development, and extraction may be modified by administrative, legislative, or judicial interpretation at any time. Future legislation may result in the elimination of certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development.
The present U.S. federal and state income tax laws affecting oil and natural gas exploration, development, and extraction may be modified by administrative, legislative, or judicial interpretation at any time. Previous legislative proposals, if enacted into law, could make significant changes to such laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. The President and Congress could include some or all of these previously proposed changes in conjunction with lower tax rates as part of fundamental tax reform legislation. The passage or adoption of these changes, or similar changes, could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development. Further, the President and Congress may propose and implement more general tax reform changes including changes to cost recovery rules, the deductibility of interest expense, the taxation of foreign dividends, and a border adjustability provision that would impact the taxation of oil and gas companies. We are unable to predict whether any of these changes or other proposals will be enacted. Any such changes could adversely affect our business, financial condition, and results of operations.
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
Our operations outside North America are based primarily in Egypt and the United Kingdom. On a barrel equivalent basis, approximately 46 percent of our 2016 production was outside North America, and approximately 31 percent of our estimated proved oil and gas reserves on December 31, 2016, were located outside North America. As a result, a significant portion of our production and resources are subject to the increased political and economic risks and other factors associated with international operations including, but not limited to:

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
The impact that future terrorist attacks or regional hostilities as have occurred in Egypt and Libya may have on the oil and gas industry in general, and on our operations in particular, is not known at this time. Uncertainty surrounding military strikes or a sustained military campaign may affect operations in unpredictable ways, including disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, processing plants, and refineries, could be direct targets of, or indirect casualties of, an act of terror or war. We may be required to incur significant costs in the future to safeguard our assets against terrorist activities.
A deterioration of conditions in Egypt or changes in the economic and political environment in Egypt could have an adverse impact on our business.
Deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, and/or forced renegotiation or modification of our existing contracts with EGPC, or threats or acts of terrorism, could materially and adversely affect our business, financial condition, and results of operations. Our operations in Egypt, excluding a one-third noncontrolling interest, contributed 24 percent of our 2016 production and accounted for 15 percent of our year-end estimated proved reserves and 28 percent of our estimated discounted future net cash flows.
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

We do not always control decisions made under joint operating agreements and the parties under such agreements may fail to meet their obligations.
We conduct many of our E&P operations through joint operating agreements with other parties under which we may not control decisions, either because we do not have a controlling interest or are not operator under the agreement. There is risk that these parties may at any time have economic, business, or legal interests or goals that are inconsistent with ours, and therefore decisions may be made which are not what we believe is in our best interest. Moreover, parties to these agreements may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. In either case, the value of our investment may be adversely affected.
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
As of December 31, 2016, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under “Legal Matters” and “Environmental Matters” in Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

APACHE CORPORATION

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
During 2016, Apache common stock, par value $0.625 per share, was traded on the New York and Chicago Stock Exchanges and the NASDAQ Global Select Market under the symbol “APA.” The table below provides certain information regarding our common stock for 2016 and 2015. Prices were obtained from The New York Stock Exchange, Inc. Composite Transactions Reporting System. Per-share prices and quarterly dividends shown below have been rounded to the indicated decimal place.

	2016				2015
	Price Range		Dividends Per Share		Price Range		Dividends Per Share
	High	Low	Declared	Paid	High	Low	Declared	Paid
First Quarter	$51.02	$34.38	$0.25	$0.25	$68.37	$58.46	$0.25	$0.25
Second Quarter	58.29	46.82	0.25	0.25	71.40	56.54	0.25	0.25
Third Quarter	63.87	48.78	0.25	0.25	56.78	36.20	0.25	0.25
Fourth Quarter	67.35	55.52	0.25	0.25	53.94	39.72	0.25	0.25
The closing price of our common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for January 31, 2017 (last trading day of the month), was $59.82 per share. As of January 31, 2017, there were 379,687,129 shares of our common stock outstanding held by approximately 4,300 stockholders of record and 263,000 beneficial owners.
We have paid cash dividends on our common stock for 52 consecutive years through December 31, 2016. When, and if, declared by our Board of Directors, future dividend payments will depend upon our level of earnings, financial requirements, and other relevant factors.
Information concerning securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the proxy statement relating to the Company’s 2017 annual meeting of stockholders, which is incorporated herein by reference.

The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the appreciation of the Company’s common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and of the Dow Jones U.S. Exploration & Production Index (formerly Dow Jones Secondary Oil Stock Index) from December 31, 2011, through December 31, 2016. The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Apache Corporation, S&P 500 Index,
and the Dow Jones US Exploration & Production Index

* $100 invested on 12/31/11 in stock including reinvestment of dividends.
Fiscal year ending December 31.

	2011	2012	2013	2014	2015	2016
Apache Corporation	$100.00	$87.29	$96.48	$71.15	$51.42	$74.88
S & P’s Composite 500 Stock Index	100.00	116.00	153.57	174.60	177.01	198.18
DJ US Expl & Prod Index	100.00	105.82	139.52	124.48	94.94	118.19

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2016. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company’s financial statements set forth in Part IV, Item 15 of this Form 10-K. Financial information for prior periods have been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements under Part IV, Item 15 of this Form 10-K. Certain amounts for prior years have been reclassified to conform to the current presentation. Factors that materially affect the comparability of this information are disclosed in Management’s Discussion and Analysis under Item 7 of this Form 10-K.

	As of or for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share amounts)
Income Statement Data
Oil and gas production revenues	$5,367	$6,510	$12,795	$14,825	$14,965
Net income (loss) from continuing operations attributable to common shareholders	(1,372)	(10,844)	(6,653)	(94)	484
Net income (loss) from continuing operations per share:
Basic	(3.62)	(28.70)	(17.32)	(0.24)	1.00
Diluted	(3.62)	(28.70)	(17.32)	(0.24)	1.00
Cash dividends declared per common share	1.00	1.00	1.00	0.80	0.68
Balance Sheet Data
Total assets	$22,519	$25,500	$44,264	$54,828	$56,775
Long-term debt	8,544	8,716	11,178	9,600	11,270
Total equity	7,679	9,490	20,541	30,756	28,538
Common shares outstanding	379	378	377	396	392
For a discussion of significant acquisitions and divestitures, see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. Apache currently has exploration and production interests in four geographic areas: the U.S., Canada, Egypt, and the U.K. (North Sea). Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity.
During the second quarter of 2016, Apache changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method of accounting. Financial information for all periods has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements under Part IV, Item 15 of this Form 10-K.
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
Overview of 2016 Results
The Company took decisive action at the start of the significant decline in commodity prices that began in 2014 in order to preserve its financial position, improve its operational capabilities, and to position Apache for a lower-for-longer commodity price environment. The cornerstone of its approach has been capital discipline and cost structure rationalization. We accomplished these objectives through a rigorous and more centralized process for capital allocations, more detailed, long-term planning, and relentless pursuit of cost reductions in our operations and overhead structure. Apache remained focused on its mission to grow the Company for the long-term benefit of its shareholders, allocating a significant portion of its reduced capital spending program to well completion optimization, strategic testing, and strategic acreage acquisitions as opposed to investing its entire capital budget on more near-term production growth.
In September 2016, after more than two years of extensive geological and geophysical work, methodical acreage accumulation, and strategic testing and delineation drilling, Apache announced the discovery of a significant new resource play, “Alpine High.” Apache’s Alpine High acreage lies in the southern portion of the Delaware Basin, primarily in Reeves County, Texas. The Company has established an acreage position of over 320,000 contiguous net acres, which it acquired at an attractive average cost of approximately $1,300 per acre. Since first announcing the Alpine High last September, the Company has made substantial progress further delineating the opportunity. The Company has confirmed an extensive play fairway which spans 55 miles and a 5,000-foot vertical column encompassing five geologic formations, with multiple target zones spanning the hydrocarbon phase window from dry gas to wet gas to oil. We have recently identified an additional landing zone in the Woodford formation, and confirmed production from the Pennsylvanian. Based on these results, Apache now believes the drilling locations at Alpine High will exceed the 2,000 to 3,000 previously announced. During 2017, we expect to average 4 to 6 drilling rigs at Alpine High. A second hydraulic fracturing crew was added at the start of the year to accelerate completions and data collection. Using data collected from strategic testing and delineation drilling, the Company is now beginning to optimize wells drilled in Alpine High using customized targeting, larger fracs, and longer laterals. Combined with multi-well pad drilling, the Company believes these measures contribute to the optimized development of the area to maximize economic value. The field is expected to have low levels of water production which will also have a positive impact on long-term economics. We are currently installing the infrastructure, which will allow gas sales from the field around mid-year 2017.
Daily production of 522 Mboe/d decreased only four percent from 2015, despite investing a significant portion of curtailed capital spending on acreage, delineation wells, and infrastructure at Alpine High rather than drilling development wells with a focus on maintaining production levels in the shorter-term. The Company’s ability to maintain production levels is the result of several successful initiatives during the downturn: reduction of Apache’s cost structure; implementation of a more rigorous and integrated capital allocation and planning process; upgrades to, and expansion of, drilling inventory; and improvements in its capital efficiency, including reduction in service costs. Lease operating expenses were 19 percent lower than 2015 and 33 percent lower than 2014. General and administrative expenses decreased 9 percent over the past two years.

During 2016, Apache reported a $1.4 billion loss attributable to common stock, or $3.71 per diluted common share, compared to a loss of $10.4 billion, or $27.40 per share in 2015. Results for both periods were directly impacted by asset impairments primarily resulting from the significant drop in crude oil prices beginning in late 2014. Apache generated $2.5 billion in cash from continuing operating activities in 2016, a decrease of 4 percent from the prior year, as a result of falling commodity prices and lower production following curtailment of exploration and development activity. Apache has reduced debt by 24 percent from year-end 2014 levels, while increasing cash by $698 million during the same period. At the end of 2016, in addition to $1.4 billion of cash on hand, Apache has $3.5 billion in available committed borrowing capacity.
2017 Outlook
The Company currently plans to increase 2017 capital investments by more than 60 percent over 2016 spending, to approximately $3.1 billion, excluding capital associated with the one-third noncontrolling interest in Egypt. The Company’s 2017 plan assumes $50 per barrel for WTI, $51 per barrel for Brent indexed crude, $3.15 per Mcf for NYMEX natural gas, and $5.25 per Mcf for UK-indexed gas. At these price levels, our capital program will exceed anticipated operating cash flows. Based on current strip pricing, the remaining outspend will be funded primarily by proceeds from non-core asset sales, approximately $400 million of which has already occurred. In early 2017, the Company entered into put option contracts which will mitigate the downside risk of price volatility while providing full exposure to upside price potential. The put contracts provide an average floor of $50.47 per barrel and cover most of the Company’s second-half 2017 oil production.
Nearly two-thirds, or approximately $2 billion, of Apache’s capital spending in 2017 will be allocated to the Permian Basin, primarily in the Midland and Delaware Basins. This allocation includes approximately $500 million for construction of infrastructure at Alpine High. The infrastructure at Alpine High will include multiple pipeline connections along with compression, gathering, centralized processing facilities and tank batteries designed to accommodate expected volume increases as the play is developed. Internationally, Apache’s capital plan is intended to sustain longer-term free cash flow generation in Egypt and the North Sea. International spending will account for approximately 30 percent of Apache’s total 2017 budget, split nearly evenly between Egypt and the North Sea. Apache’s 2017 opportunity set in these regions is primarily centered on development drilling and lower-risk, step-out exploration wells, where the Company has a long-standing track record of success. Apache’s remaining capital budget is allocated between its remaining North American regions and an exploration well in Suriname expected to commence drilling in the first quarter.
The Company anticipates that production volumes will decline through the second quarter of 2017, before showing consistent quarterly growth beginning in the second half of the year. For the full year, the Company projects reported production in the range of 486 to 506 Mboe/d. Production excluding the noncontrolling interest and tax volumes in Egypt is expected to be in the range of 398 to 415 Mboe/d.
Operational Highlights
Apache’s deliberate focus on strategic testing and targeted development drilling during the price downturn, in addition to the Alpine High discovery, significantly impacted results in its Permian Basin plays, Egypt, and the North Sea.
Other operational highlights for the year include:
North America

•
North America onshore liquids averaged 171,691 barrels per day, with crude oil representing 65 percent of this liquids production. North America onshore liquids production represented 51 percent of worldwide liquids production and 33 percent of overall production, contributing $1.8 billion of liquids revenues in 2016. Onshore equivalent production was down 11 percent relative to 2015 as a result of a significant reduction in exploration and development capital spending during 2015 and 2016.

•
The Permian region averaged 5 operated rigs during the year, drilling 132 gross wells, 93 net wells. Over half of the region’s production is crude oil and 23 percent is NGLs. Combined, this represents more than a third of Apache’s total liquids production for 2016. The region averaged 161 Mboe/d during 2016 and contributed $1.5 billion of revenues during 2016.

•
The Midcontinent/Gulf Coast region drilled or participated in drilling 35 gross wells, with a 94 percent success rate. The region focused its drilling activities in the Woodford-SCOOP and Canyon Lime formations during 2016. The region averaged 55 Mboe/d during 2016, contributing $378 million of revenues for the year.

•
The Canada region drilled or participated in drilling 17 gross wells, with an 88 percent success rate. Drilling operations were primarily focused on the region’s Wapiti Montney, Ante Creek Montney, Duvernay, and Glauconite plays, with a goal of reducing drilling and completion costs. The region averaged 59 Mboe/d and contributed $343 million of revenues during 2016.

International and Offshore

•
The Egypt region continued to reduce its drilling program throughout 2016, averaging 6 rigs and drilling 61 gross wells. As a result of the reduced investment in drilling activity over the past several years, gross production decreased one percent. Egypt’s net production increased 11 percent from 2015, a function of the mechanics of its production-sharing contracts. In December 2016, Apache was notified by the Egyptian Ministry that it was the successful bidder in two new concessions, which will add 1.6 million gross undeveloped acres to its portfolio. Apache anticipates these concessions will be signed into law mid-2017. The region averaged 170 net Mboe/d and contributed $2.1 billion of revenues during 2016.

•
The North Sea region averaged 4 rigs during 2016, drilling 14 gross wells, 11 net wells. During the year, the region averaged production of 68 Mboe/d and contributed $970 million of revenues. Apache was able to minimize production decline to 4 percent year over year despite a significant reduction in capital expenditures. Apache continues to progress the development of its 2015 Callater (formerly K) exploration discovery in the Beryl area, with first production projected in the second half of 2017. The Company continues appraisal activities on two additional 2015 exploration discoveries: the Corona discovery, which logged 225 feet total vertical depth net pay in excellent reservoir-quality sandstone, and the Seagull discovery, which confirmed 672 feet of net oil pay over a 1,092-foot column in Triassic-age sands.

For a more detailed discussion related to Apache’s various geographic regions, please refer to the “Geographic Area Overviews” section set forth in Part I, Item 1 and 2 of this Form 10-K.
Acquisition and Divestiture Activity
Over Apache’s 60-year history, it has repeatedly demonstrated its ability to capitalize quickly and decisively on changes in its industry and economic conditions. A key component of this strategy is to continuously review and optimize Apache’s portfolio of assets in response to changes. Most recently, Apache has completed a series of divestitures designed to monetize nonstrategic assets and enhance Apache’s portfolio in order to strategically allocate resources to more impactful development opportunities. These divestments comprised primarily capital intensive projects and assets that were not accretive to earnings in the near-term, and included all of Apache’s operations in Australia and Argentina. These divestments include:

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

•
LNG Projects On April 2, 2015 and April 10, 2015, Apache subsidiaries completed the sale of its interest in the Wheatstone LNG and Kitimat LNG projects, respectively, along with accompanying upstream oil and gas reserves to Woodside Petroleum Limited (Woodside) for a total cash consideration of $3.7 billion.

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

For detailed information regarding Apache’s acquisitions and divestitures, please refer to Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Results of Operations
Oil and Gas Revenues
Apache’s oil and gas revenues by region are as follows:

	For the Year Ended December 31,
	2016		2015		2014
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$1,499	36%	$2,063	40%	$4,260	42%
Canada	180	4%	244	5%	537	5%
North America	1,679	40%	2,307	45%	4,797	47%
Egypt (1)	1,657	40%	1,690	33%	3,196	32%
North Sea	836	20%	1,110	22%	2,117	21%
International (1)	2,493	60%	2,800	55%	5,313	53%
Total(1)	$4,172	100%	$5,107	100%	$10,110	100%
Total Natural Gas Revenues:
United States	$314	33%	$382	32%	$935	46%
Canada	146	15%	242	21%	479	24%
North America	460	48%	624	53%	1,414	70%
Egypt (1)	389	40%	393	33%	434	22%
North Sea	118	12%	159	14%	169	8%
International (1)	507	52%	552	47%	603	30%
Total(1)	$967	100%	$1,176	100%	$2,017	100%
Total NGL Revenues:
United States	$184	81%	$191	84%	$549	82%
Canada	17	7%	12	5%	76	12%
North America	201	88%	203	89%	625	94%
Egypt (1)	11	5%	13	6%	13	2%
North Sea	16	7%	11	5%	30	4%
International (1)	27	12%	24	11%	43	6%
Total (1)	$228	100%	$227	100%	$668	100%
Total Oil and Gas Revenues:
United States	$1,997	37%	$2,636	40%	$5,744	45%
Canada	343	7%	498	8%	1,092	8%
North America	2,340	44%	3,134	48%	6,836	53%
Egypt (1)	2,057	38%	2,096	32%	3,643	29%
North Sea	970	18%	1,280	20%	2,316	18%
International (1)	3,027	56%	3,376	52%	5,959	47%
Total (1)	$5,367	100%	$6,510	100%	$12,795	100%
Discontinued Operations:
Oil Revenue	$—		$138		$757
Natural Gas Revenue	—		140		385
NGL Revenue	—		—		3
Total	$—		$278		$1,145

(1)	Amounts include revenue attributable to a noncontrolling interest in Egypt.

Production
The following table presents production volumes by region:

	For the Year Ended December 31,
	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
Oil Volume – b/d:
United States	103,827	(16)%	123,666	(7)%	133,667
Canada	13,081	(17)%	15,768	(10)%	17,593
North America	116,908	(16)%	139,434	(8)%	151,260
Egypt(1)(2)	103,719	14%	90,857	1%	90,230
North Sea	54,630	(8)%	59,334	(2)%	60,699
International	158,349	5%	150,191	—	150,929
Total	275,257	(5)%	289,625	(4)%	302,189
Natural Gas Volume – Mcf/d:
United States	396,227	(10)%	440,037	(26)%	591,312
Canada	242,602	(12)%	274,764	(15)%	322,783
North America	638,829	(11)%	714,801	(22)%	914,095
Egypt(1)(2)	391,968	6%	369,507	(8)%	401,431
North Sea	71,751	11%	64,787	16%	55,964
International	463,719	7%	434,294	(5)%	457,395
Total	1,102,548	(4)%	1,149,095	(16)%	1,371,490
NGL Volume – b/d:
United States	54,165	—	53,928	(8)%	58,807
Canada	5,731	(6)%	6,126	(1)%	6,180
North America	59,896	—	60,054	(8)%	64,987
Egypt(1)(2)	1,084	2%	1,064	55%	687
North Sea	1,703	51%	1,131	(19)%	1,392
International	2,787	27%	2,195	6%	2,079
Total	62,683	1%	62,249	(7)%	67,066
BOE per day:(3)
United States	224,029	(11)%	250,934	(14)%	291,027
Canada	59,246	(12)%	67,688	(13)%	77,569
North America	283,275	(11)%	318,622	(14)%	368,596
Egypt(1)(2)	170,131	11%	153,506	(3)%	157,822
North Sea(4)	68,292	(4)%	71,262	—	71,419
International	238,423	6%	224,768	(2)%	229,241
Total	521,698	(4)%	543,390	(9)%	597,837
Discontinued Operations:
Oil (b/d)	—		7,610		22,227
Natural Gas (Mcf/d)	—		94,114		248,837
NGL (b/d)	—		—		317
BOE/d	—		23,296		64,017

(1)	Gross oil, natural gas, and NGL production in Egypt were as follows:

	2016	2015	2014
Oil (b/d)	209,659	206,501	197,366
Natural Gas (Mcf/d)	827,202	856,950	894,802
NGL (b/d)	1,861	2,459	1,901

(2)	Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

Oil (b/d)	34,530	30,224	30,063
Natural Gas (Mcf/d)	130,856	122,985	133,901
NGL (b/d)	361	363	229

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a ratio of 6 Mcf to 1 bbl. This ratio is not reflective of the price ratio between the two products.

(4)	Average sales volumes from the North Sea for 2016 were 66,872 boe/d. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing
The following table presents pricing information by region:

	For the Year Ended December 31,
	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
Average Oil Price - Per barrel:
United States	$39.43	(14)%	$45.71	(48)%	$87.33
Canada	37.62	(11)%	42.33	(49)%	83.57
North America	39.23	(13)%	45.33	(48)%	86.89
Egypt	43.66	(14)%	50.97	(47)%	97.06
North Sea	42.93	(16)%	51.26	(46)%	95.53
International	43.41	(15)%	51.09	(47)%	96.44
Total	41.63	(14)%	48.31	(47)%	91.66
Average Natural Gas Price - Per Mcf:
United States	$2.17	(9)%	$2.38	(45)%	$4.33
Canada	1.64	(32)%	2.41	(41)%	4.07
North America	1.97	(18)%	2.39	(44)%	4.24
Egypt	2.71	(7)%	2.91	(2)%	2.96
North Sea	4.51	(33)%	6.73	(19)%	8.29
International	2.99	(14)%	3.48	(4)%	3.61
Total	2.40	(14)%	2.80	(31)%	4.03
Average NGL Price - Per barrel:
United States	$9.28	(5)%	$9.72	(62)%	$25.57
Canada	8.15	48%	5.52	(84)%	33.61
North America	9.17	(1)%	9.29	(65)%	26.33
Egypt	28.68	(7)%	30.97	(40)%	51.60
North Sea	24.20	(9)%	26.53	(55)%	59.42
International	25.94	(10)%	28.68	(50)%	56.83
Total	9.92	(1)%	9.98	(63)%	27.28
Discontinued Operations:
Oil price ($/Bbl)	$—		$49.76		$93.28
Natural Gas price ($/Mcf)	—		4.07		4.24
NGL price ($/Bbl)	—		—		24.57

Crude Oil Prices
A substantial portion of our crude oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of the Company’s control. Average realized crude oil prices for 2016 were down 14 percent compared to 2015, a direct result of the sharply lower benchmark oil prices over the past year. Crude oil prices realized in 2016 averaged $41.63 per barrel.
Continued volatility in the commodity price environment reinforces the importance of our asset portfolio. While the market price received for natural gas varies among geographic areas, crude oil tends to trade within a global market. Price movements for all types and grades of crude oil generally move in the same direction.
Natural Gas Prices
Natural gas, which currently has a limited global transportation system, is subject to price variances based on local supply and demand conditions. Our primary markets include North America, Egypt, and the U.K. An overview of the market conditions in our primary gas-producing regions follows:

•
North America has a common market; most of our gas is sold on a monthly or daily basis at either monthly or daily market prices. Our North American regions averaged $1.97 per Mcf in 2016, down from $2.39 per Mcf in 2015.

•
In Egypt, our gas is sold to EGPC, primarily under an industry pricing formula indexed to Dated Brent crude oil with a minimum gas price of $1.50 per MMBtu and a maximum gas price of $2.65 per MMBtu, plus an upward adjustment for liquids content. Overall, the region averaged $2.71 per Mcf in 2016, down 7 percent from the prior year.

•
Natural gas from the North Sea Beryl field is processed through the SAGE gas plant operated by Apache. The gas is sold to a third party at the St. Fergus entry point of the national grid on a National Balancing Point index price basis. The region averaged $4.51 per Mcf in 2016, a 33 percent decrease from an average of $6.73 per Mcf in 2015.

NGL Prices
Apache’s NGL production is sold under contracts with prices at market indices based on local supply and demand conditions, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.
Crude Oil Revenues
2016 vs. 2015   Crude oil revenues for 2016 totaled $4.2 billion, a $935 million decrease from the 2015 total of $5.1 billion. A 5 percent decrease in average daily production reduced 2016 revenues by $228 million compared to 2015, while 14 percent lower average realized prices decreased revenues by $707 million. Average daily production in 2016 was 275.3 Mb/d, with prices averaging $41.63 per barrel. Crude oil accounted for 78 percent of our 2016 oil and gas production revenues and 53 percent of our worldwide production.
Worldwide crude oil production from continuing operations decreased 14.4 Mb/d compared to 2015, primarily the result of reduced drilling activity in response to lower commodity prices and natural decline.
2015 vs. 2014   During 2015, crude oil revenues totaled $5.1 billion, approximately 49 percent lower than the 2014 total of $10.1 billion, driven by a 47 percent decrease in average crude oil prices and a 4 percent decrease in worldwide production. Average daily production in 2015 was 289.6 Mb/d, with prices averaging $48.31 per barrel. Crude oil represented 78 percent of our 2015 oil and gas production revenues and 53 percent of our equivalent production, compared to 79 and 51 percent, respectively, in the prior year. Lower realized prices reduced revenues $4.8 billion, while lower production volumes reduced revenues an additional $222 million.
Worldwide crude oil production from continuing operations decreased 12.6 Mb/d. When excluding production from asset divestitures during 2015 and 2014, crude oil production remained essentially flat as drilling and recompletion activity in our North American onshore regions offset natural decline in all regions.
Natural Gas Revenues
2016 vs. 2015   Natural gas revenues for 2016 totaled $1.0 billion, a $209 million decrease from the 2015 total of $1.2 billion. A 4 percent decrease in average production reduced 2016 revenues by $38 million compared to 2015, while 14 percent lower average realized prices decreased revenues by $171 million. Average daily production in 2016 was 1,103 MMcf/d, with prices averaging $2.40 per Mcf. Natural gas accounted for 18 percent of our 2016 oil and gas production revenues and 35 percent of our worldwide production.
Worldwide gas production from continuing operations decreased 46.5 MMcf/d compared to 2015, primarily the result of reduced drilling activity in response to lower commodity prices and natural decline.
2015 vs. 2014   Natural gas revenues of $1.2 billion for 2015 were $841 million lower than 2014, the result of a 31 percent decrease in realized prices and a 16 percent decrease in production volumes. Worldwide production decreased 222.4 MMcf/d, lowering revenues by $228 million. Realized prices in 2015 averaged $2.80 per Mcf, a decrease of $1.23 per Mcf compared to 2014, which decreased revenues by $613 million.
Worldwide gas production from continuing operations decreased 16 percent. Excluding production from asset divestitures during 2015 and 2014, gas production decreased only 2 percent. This decrease was driven primarily by natural decline and well shut-ins in Egypt and Canada. This decrease was primarily offset by drilling and recompletion activity in North America onshore regions.

NGL Revenues
2016 vs. 2015   NGL revenues for 2016 totaled $228 million, essentially unchanged from 2015. A 1 percent increase in average production was offset by 1 percent lower average realized prices. Average daily production in 2016 was 62.7 Mb/d, with prices averaging $9.92 per barrel. NGLs accounted for nearly 4 percent of our 2016 oil and gas production revenues and 12 percent of our worldwide production.
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

	For the Year Ended December 31,
	2016	2015	2014	2016	2015	2014
	(In millions)			(Per boe)
Lease operating expenses(1)	$1,494	$1,854	$2,238	$7.85	$9.35	$10.26
Gathering and transportation(1)	200	211	273	1.05	1.05	1.25
Taxes other than income	126	282	577	0.66	1.42	2.65
Exploration	473	2,771	2,499	2.48	13.97	11.45
General and administrative	410	380	453	2.15	1.92	2.07
Depreciation, depletion and amortization:
Oil and gas property and equipment(1)	2,460	2,976	4,195	12.92	15.01	19.22
Other assets	158	324	331	0.83	1.63	1.52
Asset retirement obligation accretion	156	145	154	0.82	0.73	0.71
Impairments	1,103	9,472	7,102	5.78	47.75	32.55
Transaction, reorganization, and separation	39	132	67	0.20	0.67	0.31
Financing costs, net	417	511	413	2.18	2.58	1.89
(1) For expenses impacted by the timing of 2016 liftings in the North Sea, per-boe calculations are based on sales volumes rather than production volumes.
Lease Operating Expenses (LOE)
LOE includes several key components, such as direct operating costs, repair and maintenance, and workover costs. Direct operating costs generally trend with commodity prices and are impacted by the type of commodity produced and the location of properties (i.e., offshore, onshore, remote locations, etc.). Fluctuations in commodity prices impact operating cost elements both directly and indirectly. They directly impact costs such as power, fuel, and chemicals, which are commodity price based. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as rig rates, labor, boats, helicopters, materials, and supplies. Oil, which contributed more than half of our 2016 production, is inherently more expensive to produce than natural gas. Repair and maintenance costs are typically higher on offshore properties.
During 2016, LOE decreased $360 million, or 19 percent, on an absolute dollar basis compared to 2015. On a per-unit basis, LOE decreased $1.50, or 16 percent compared to 2015. During 2015, LOE decreased $384 million, or 17 percent, on an absolute dollar basis compared to 2014. On a per-unit basis, LOE decreased $0.91, or 9 percent, compared to 2014. These reductions reflect our continued focus on cost reductions consistent with the current price environment.

Gathering and Transportation
Apache generally sells oil and natural gas under two common types of agreements, both of which include a transportation charge. One is a netback arrangement, under which we sell oil or natural gas at the wellhead and collect a lower relative price to reflect transportation costs to be incurred by the purchaser. In this case, we record sales at the netback price received from the purchaser. Alternatively, we sell oil or natural gas at a specific delivery point, pay our own transportation to a third-party carrier, and receive a price with no transportation deduction. In this case, we record the separate transportation cost as gathering and transportation costs.
In the U.S. and Canada we sell oil and natural gas under both types of arrangements. In the North Sea, we pay transportation charges to a third-party carrier. In Egypt, our oil and natural gas production that is sold to EGPC is primarily under netback arrangements. The Egypt crude oil that is exported is sold under both types of arrangements.
2016 vs. 2015  Gathering and transportation costs decreased $11 million from 2015. The decrease was driven primarily by a decrease in volumes and rate changes in Canada, partially offset by rate changes in the Permian Basin.
2015 vs. 2014  Gathering and transportation costs decreased $62 million from 2014. The decrease was driven primarily by North American onshore divestitures.
Taxes Other Than Income
Taxes other than income primarily consist of U.K. Petroleum Revenue Tax (PRT), severance taxes on properties onshore and in state waters off the coast of the U.S., and ad valorem taxes on properties in the U.S. and Canada. Severance taxes are generally based on a percentage of oil and gas production revenues, while the U.K. PRT is assessed on net receipts from qualifying fields in the U.K. North Sea. We are subject to a variety of other taxes including U.S. franchise taxes and various Canadian taxes, including the Freehold Mineral tax and Saskatchewan Resource surcharge.

2016 vs. 2015  Taxes other than income in 2016 were $156 million lower than 2015. In the third quarter of this year, the rate of U.K. PRT, historically assessed on qualifying fields in the U.K. North Sea, was reduced to zero percent effective January 1, 2016.  As a result, U.K. PRT decreased $92 million over the comparable 2015 period. Severance tax decreased $25 million as a result of the decline in oil and gas production and lower prices. Ad valorem taxes decreased $21 million as a result of a decrease in property values in 2016.
2015 vs. 2014  Taxes other than income in 2015 were $295 million lower than 2014. U.K. PRT decreased $118 million over the comparable 2014 period as the result of decreased production revenues in the North Sea from qualifying fields during the year. Severance tax decreased $138 million as the result of lower revenues and the divestiture of properties in Louisiana and Oklahoma. Ad valorem taxes decreased $27 million as a result of property divestitures.
Exploration Expense
Exploration expense includes unproved leasehold impairments, exploration dry hole expense, geological and geophysical expense, and the costs of maintaining and retaining unproved leasehold properties. The following table presents a summary of these expenses:

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Unproved leasehold impairments	$272	$2,462	$1,976
Dry hole expense	81	133	318
Geological and geophysical expense	44	89	122
Exploration overhead and other	76	87	83
	$473	$2,771	$2,499
2016 vs. 2015  Exploration expenses in 2016 decreased $2.3 billion, or 83 percent, compared to 2015, primarily a result of stabilizing commodity and leasehold prices reducing unproved leasehold impairments during 2016 in all key geographic areas. Dry hole expense decreased $52 million primarily as a result of reduced capital spending during 2016. Geological and geophysical expense decreased by $45 million during 2016 compared to 2015 as a result of reduced capital spending.

2015 vs. 2014  Exploration expenses in 2015 increased $272 million, or 11 percent, compared to 2014 as lower commodity prices impacted exploration activity and resulted in unproved leasehold impairments increasing in all key geographic areas. This increase was partially offset by reduced exploration dry hole costs in 2015. Dry hole expense was $185 million higher in 2014 as a result of unsuccessful drilling activities expensed in that period associated with wells primarily in the Gulf of Mexico and Egypt. Geological and geophysical expense decreased $33 million as a result of fewer seismic purchases in Canada during 2015.
General and Administrative (G&A) Expenses
2016 vs. 2015  G&A expenses increased $30 million, or 8 percent, from 2015. On a per-unit basis, G&A expenses increased $0.23 to $2.15 per boe. The increase in G&A expense was primarily related to non-cash stock-based compensation expense.
2015 vs. 2014  G&A expenses decreased $73 million, or 16 percent, from 2014. On a per-unit basis, G&A expenses decreased $0.15 to $1.92 per boe. These reductions reflect Apache’s intense focus on driving internal efficiencies and bringing overhead in line with the current commodity price environment. In 2015, we rationalized our entire organizational structure, eliminating layers of management, consolidating office locations, and reducing corporate and regional staffing to more closely align with activity levels expected in the future.
Depreciation, Depletion and Amortization (DD&A)
2016 vs. 2015  Oil and gas property DD&A expense of $2.5 billion in 2016 decreased $516 million compared to 2015. The Company’s oil and gas property DD&A rate decreased $2.09 per boe in 2016 compared to 2015. The primary factor driving both lower absolute dollar expense and lower DD&A per boe rates was the reduction in the Company’s oil and gas properties as a result of impairments to proved properties in 2015 and 2016. Other asset depreciation decreased $166 million compared to 2015 primarily related to a reduction in the Company’s gas gathering, transmission, and processing (GTP) assets as a result of impairments to GTP assets during 2015.
2015 vs. 2014  Oil and gas property DD&A expense decreased $1.2 billion compared to 2014. The Company’s oil and gas property DD&A rate decreased $4.21 to $15.01 per boe in 2015 compared to 2014. The primary factor driving both lower absolute dollar expense and lower DD&A per boe rates was the reduction in the Company’s oil and gas properties as a result of impairments to proved properties in 2014 and 2015. Other asset depreciation remained relatively flat.
Impairments
During 2016, the Company recorded asset impairments totaling $1.1 billion in connection with fair value assessments, including $486 million for a PRT decommissioning asset that is no longer expected to be realizable from future abandonment activities in the North Sea, $427 million impairments of oil and gas proved properties in the U.S. and Canada, $135 million impairments of certain GTP facilities in the North Sea, and $55 million for inventory write-downs.
During 2015, the Company recorded asset impairments totaling $9.5 billion, including $7.4 billion impairments of oil and gas proved properties, $1.7 billion impairments of GTP facilities, a $148 million impairment of our YPHPL equity method investment sold in the fourth quarter, $163 million impairment of goodwill in our North Sea reporting unit, and $55 million for inventory write-downs. Oil and gas proved property impairments resulted from lower commodity prices and downward revisions of reserves resulting from changes to the Company's development plans in certain areas. GTP impairments included $555 million for facilities in Canada, $102 million in the U.S., and $1.1 billion in Egypt. The Egyptian impairments resulted in net losses for the year in the applicable concessions, significantly reducing tax expense recorded under our production-sharing contracts.
During 2014, the Company recorded asset impairments totaling $7.1 billion, including $6.1 billion impairments of oil and gas proved properties, $655 million impairment of assets held for sale, $347 million impairments of goodwill in our U.S. and Canadian reporting units, and $32 million for inventory write-downs.

The following table presents a summary of asset impairments recorded for 2016, 2015, and 2014:

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Oil and gas proved property	$427	$7,389	$6,068
GTP facilities	135	1,717	—
Equity method investment	—	148	—
Assets held for sale	—	—	655
Goodwill	—	163	347
PRT decommissioning asset	486	—	—
Inventory	55	55	32
Total impairments	$1,103	$9,472	$7,102
Transaction, Reorganization, and Separation Costs
Apache recorded $39 million, $132 million and $67 million of expenses during 2016, 2015, and 2014, respectively, primarily related to company reorganization, including separation costs, investment banking fees and other associated costs. The charges for 2016 include $33 million for employee separation and $6 million for consolidation of office space and other reorganization efforts.
Financing Costs, Net
Financing costs incurred during the period comprised the following:

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Interest expense	$464	$486	$499
Amortization of deferred loan costs	8	11	6
Capitalized interest	(48)	(15)	(85)
Loss on extinguishment of debt	1	39	—
Interest income	(8)	(10)	(7)
Total Financing costs, net	$417	$511	$413
2016 vs. 2015  Net financing costs decreased $94 million from 2015. The decrease is primarily related to an increase of $33 million in capitalized interest, a decrease of $22 million in interest expense, and a $39 million loss on the early extinguishment of debt incurred in 2015.
2015 vs. 2014  Net financing costs increased $98 million from 2014. The increase is primarily related to a decrease of $70 million in capitalized interest from lower asset balances qualifying for capitalized interest and a $39 million loss on the early extinguishment of debt during 2015, partially offset by a decrease of $13 million in interest expense resulting from lower average debt balances.
Provision for Income Taxes
The 2016 income tax benefit from continuing operations totaled $442 million. During 2016, Apache’s effective tax rate was impacted primarily by non-cash impairments of the carrying value of the Company’s oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, the impact of the change in U.K. statutory income tax rate, and an increase in the amount of valuation allowances on U.S. and Canadian deferred tax assets.
In 2016, the U.K. government enacted Finance Bill 2016 which provides income tax relief to Exploration and Production (E&P) companies operating in the North Sea through a reduction of Supplementary Charge from 20 percent to 10 percent, effective January 1, 2016. As a result of the enacted legislation in the third quarter of 2016, the Company recorded a deferred tax benefit of $238 million related to the remeasurement of the Company’s December 31, 2015 U.K. deferred income tax liability.

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
The 2015 income tax benefit from continuing operations totaled $1.0 billion. The 2015 effective tax rate reflects the tax benefit from $11.9 billion of asset impairments, the recognition of $2.1 billion of deferred tax assets related to foreign tax credit carryforwards, and an increase in valuation allowance against the Canadian region’s net deferred tax assets. Separately, the U.K. government enacted Finance Bill 2015 which provided income tax relief to E&P companies operating in the North Sea through a reduction of Supplementary Charge from 32 percent to 20 percent, effective January 1, 2015. As a result of the enacted legislation, in 2015, Apache recorded a deferred tax benefit of $414 million related to the remeasurement of the Company’s December 31, 2014 U.K. deferred income tax liability.
For additional information regarding income taxes, please refer to Note 9—Income Taxes in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.
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
Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of our drilling program and our ability to add reserves economically. Deterioration in commodity prices also impacts estimated quantities of proved reserves. During 2016, we recognized negative reserve revisions of approximately 11 percent of our year-end 2015 estimated proved reserves as a result of lower prices. If realized prices for the remainder of 2017 approximate commodity futures prices as of December 31, 2016, the Company does not expect additional negative revisions for the year.
The Company currently plans to increase 2017 capital investments by more than 60 percent from 2016 spending, to approximately $3.1 billion, excluding capital associated with the one-third noncontrolling interest in Egypt. The Company’s 2017 plan assumes $50 per barrel for WTI, $51 per barrel for Brent indexed crude, $3.15 per Mcf for NYMEX natural gas, and $5.25 per Mcf for UK-indexed gas. At these price levels, our capital program will exceed anticipated operating cash flows. Based on current strip pricing, the remaining outspend will be funded primarily by proceeds from non-core asset sales, approximately $400 million of which has already occurred. In early 2017, the Company entered into put option contracts which will mitigate the downside risk of price volatility while providing full exposure to upside price potential. Nearly two-thirds, or approximately $2 billion, of Apache’s capital spending in 2017 will be allocated to the Permian Basin, primarily in the Midland and Delaware Basins. This allocation includes approximately $500 million for construction of infrastructure at Alpine High. International spending will account for approximately 30 percent of Apache’s total 2017 budget, split nearly evenly between Egypt and the North Sea. Apache’s remaining capital budget is allocated between its remaining North American regions and an exploration well in Suriname expected to commence drilling in the first quarter.
We believe the liquidity and capital resource alternatives available to Apache will be adequate to fund short-term and long-term operations, including our capital spending program, repayment of debt maturities, payment of dividends, and any amount that may ultimately be paid in connection with commitments and contingencies.
For additional information, please see Part I, Items 1 and 2—Business and Properties and Part I, Item 1A—Risk Factors of this Form 10-K.

Sources and Uses of Cash
The following table presents the sources and uses of our cash and cash equivalents for the years presented:

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by continuing operating activities	$2,453	$2,554	$7,013
Proceeds from Australian divestitures	—	4,693	—
Net cash provided by Argentina discontinued operations	—	—	788
Proceeds from asset divestitures	134	1,513	3,092
Commercial paper and bank loan borrowings, net	—	—	1,568
Other	148	59	—
	2,735	8,819	12,461
Uses of Cash and Cash Equivalents:
Capital expenditures	$1,768	$4,441	$9,489
Leasehold and property acquisitions	181	367	1,475
Net cash used by Australia discontinued operations	23	208	105
Commercial paper, credit facility and bank loan repayments, net	—	1,570	—
Payments on fixed-rate debt	181	939	—
Shares repurchased	—	—	1,864
Dividends paid	379	377	365
Distributions to noncontrolling interest	293	129	140
Other	—	—	250
	2,825	8,031	13,688
Increase (decrease) in cash and cash equivalents	$(90)	$788	$(1,227)

Net Cash Provided by Continuing Operating Activities
Operating cash flows are our primary source of capital and liquidity and are impacted, both in the short-term and the long-term, by volatile oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, asset retirement obligation (ARO) accretion, exploratory dry hole expense, asset impairments, and deferred income tax expense.
Net cash provided by continuing operating activities for 2016 totaled $2.5 billion, down $101 million from 2015. The decrease primarily reflects lower commodity prices.
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
Australia Discontinued Operations
During 2015, Apache completed the sale of its Wheatstone LNG project and associated upstream assets to Woodside for total proceeds of $2.8 billion. During 2015, Apache also completed the sale of its Australian subsidiary Apache Energy Limited (AEL) to a consortium of private equity funds managed by Macquarie Capital Group Limited and Brookfield Asset Management Inc. for total proceeds of $1.9 billion. The results of operations for the divested Australian assets, asset impairments, and losses on disposal are classified as discontinued operations in all periods presented in this Annual Report on Form 10-K.

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
Asset Divestitures
During 2016, 2015, and 2014, Apache recorded proceeds from divestitures totaling $134 million, $1.5 billion, and $3.1 billion, respectively. For information regarding our acquisitions and divestitures, please see Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.
Egypt Noncontrolling Interest
Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in Apache’s oil and gas business in Egypt. Apache made cash distributions totaling $293 million, $129 million, and $140 million to Sinopec in 2016, 2015, and 2014, respectively.
Capital Expenditures
During 2016, 2015, and 2014, capital spending for exploration and development (E&D) activities totaled $1.6 billion, $4.2 billion, and $8.6 billion, respectively. This reduction is a direct result of our proactive measures to adjust our capital budget to reflect lower commodity prices and operating cash flows during 2016. Apache’s E&D capital spending was evenly distributed between our North American onshore and international regions. Apache’s investment in gas gathering, transmission, and processing facilities totaled $158 million, $233 million, and $881 million during 2016, 2015, and 2014, respectively. GTP expenditures in 2016 primarily comprise investments in infrastructure for the Alpine High play.
Apache also completed leasehold and property acquisitions totaling $181 million, $367 million, and $1.5 billion in 2016, 2015, and 2014, respectively. Our acquisition investments continued to focus on adding new leasehold positions to our North American onshore portfolio.
Shares Repurchased
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through December 31, 2014, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company has not purchased any additional shares during 2016 or 2015 and is not obligated to acquire any specific number of shares.
Dividends
The Company has paid cash dividends on its common stock for 52 consecutive years through 2016. Future dividend payments will depend on the Company’s level of earnings, financial requirements, and other relevant factors. Common stock dividends paid during 2016 totaled $379 million, compared with $377 million in 2015 and $365 million in 2014.
Liquidity

	At December 31,
	2016	2015
	(In millions)
Cash and cash equivalents	$1,377	$1,467
Total debt	8,544	8,717
Equity	7,679	9,490
Available committed borrowing capacity	3,500	3,500

Cash and Cash Equivalents
At December 31, 2016, we had $1.4 billion in cash and cash equivalents, of which $1 billion of cash was held by foreign subsidiaries, and approximately $347 million was held by Apache Corporation and U.S. subsidiaries. The cash held by foreign subsidiaries should not be subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt
At December 31, 2016, outstanding debt, which consisted of notes and debentures, totaled $8.5 billion. We have $550 million maturing in 2018, $150 million maturing in 2019, $493 million maturing in 2021, and the remaining maturing in years 2022 through 2096. At December 31, 2016, we had $483,000 of notes due March 2017 classified as current debt on the consolidated balance sheet.
In November 2016, the Company initiated a program to purchase in the open market up to $250 million in aggregate principal amount of senior notes issued under its indentures. In the fourth quarter of 2016, Apache purchased and canceled $181 million aggregate principal amount of its senior notes through open market repurchases for $182 million in cash, including accrued interest and $0.5 million of premium. These repurchases resulted in a $1 million net loss on extinguishment of debt, which is included in “Financing costs, net” in our statement of consolidated operations. The net loss includes an acceleration of related discount and deferred financing costs.
In January 2017, we purchased and canceled an additional $69 million aggregate principal amount of senior notes for $71 million in cash, including accrued interest and $1 million of premium, which completed the open market repurchase program.
Available Credit Facilities
In June 2015, the Company entered into a five-year revolving credit facility which matures in June 2020, subject to Apache’s two, one-year extension options. The facility provides for aggregate commitments of $3.5 billion (including a $750 million letter of credit subfacility), with rights to increase commitments up to an aggregate $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its commercial paper program. In connection with entry into the $3.5 billion facility, Apache terminated $5.3 billion in commitments under existing credit facilities. As of December 31, 2016, there were no borrowings under this credit facility, leaving aggregate available borrowing capacity at $3.5 billion.
At the Company’s option, the interest rate per annum for borrowings under the 2015 facility is either a base rate, as defined, plus a margin, or the London Inter-bank Offered Rate (LIBOR), plus a margin. The Company also pays quarterly a facility fee at a per annum rate on total commitments. The margins and the facility fee vary based upon the Company’s senior long-term debt rating. At December 31, 2016, the base rate margin was 0.075 percent, the LIBOR margin was 1.075 percent, and the facility fee was 0.175 percent.
The financial covenants of the 2015 credit facility require the Company to maintain an adjusted debt-to-capital ratio of not greater than 60 percent at the end of any fiscal quarter. For purposes of this calculation, capital excludes the effects of non-cash write-downs, impairments, and related charges occurring after June 30, 2015. At December 31, 2016, the Company’s debt-to-capital ratio as calculated under the credit facility was 33 percent.
The 2015 facility's negative covenants restrict the ability of the Company and its subsidiaries to create liens securing debt on its hydrocarbon-related assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens, liens on subsidiary assets located outside of the United States and Canada, and liens arising as a matter of law, such as tax and mechanics’ liens. The Company also may incur liens on assets if debt secured thereby does not exceed 5 percent of the Company’s consolidated assets, or approximately $1.1 billion as of December 31, 2016. Negative covenants also restrict Apache’s ability to merge with another entity unless it is the surviving entity, dispose of substantially all of its assets, and guarantee debt of non-consolidated entities in excess of the stated threshold.
In February 2016, Apache entered into a three-year letter of credit facility providing £900 million in commitments, with options to increase commitments to £1.075 billion and extend the term by one year. The facility is available for letters of credit denominated in pounds sterling, U.S. dollars, Canadian dollars, and any other foreign currency consented to by an issuing bank. The facility also is available for loans in pounds sterling, U.S. dollars, and Canadian dollars to cash collateralize letters of credit or obligations to provide letters of credit, in each case, to the extent letters of credit are unavailable under the facility. The facility’s representations and warranties, covenants, and events of default are substantially similar to those in Apache’s 2015 $3.5 billion revolving credit facility.

Commissions are payable on letters of credit outstanding under the 2016 facility at a per annum rate equal to a LIBOR margin. Borrowings bear interest per annum at a base rate or LIBOR, plus a margin. A facility fee at a per annum rate on aggregate commitments also is payable. Letter of credit commissions, the interest margin, and the facility fee vary depending on Apache’s senior unsecured long-term debt rating. At December 31, 2016, the LIBOR margin was 1.075 percent, the base rate margin was 0.075 percent, and the facility fee was 0.175 percent.
The 2016 facility is available for the Company’s letter of credit needs, particularly those which may arise in respect of abandonment obligations assumed in various North Sea acquisitions. As of December 31, 2016, three letters of credit aggregating approximately £147.5 million and no borrowings were outstanding under this facility.
There are no clauses in the 2015 $3.5 billion or 2016 £900 million credit facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The agreements for these facilities do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if the Company or any of its U.S. or Canadian subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if the Company undergoes a specified change in control or any borrower has specified pension plan liabilities in excess of the stated threshold. The Company was in compliance with the terms of these credit facilities as of December 31, 2016.
There is no assurance that the financial condition of banks with lending commitments to the Company will not deteriorate. We closely monitor the ratings of the banks in our bank groups. Having large bank groups allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.
Commercial Paper Program
As of December 31, 2016, the Company has available a $3.5 billion commercial paper program. The commercial paper program generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under the Company’s 2015 $3.5 billion committed credit facility. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s 2015 committed credit facility, which expires in 2020, is available as a 100 percent backstop. As of December 31, 2016, the Company had no borrowings under its commercial paper program.
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

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of December 31, 2016. For additional information regarding these obligations, please see Note 8—Debt and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Contractual Obligations(1)	Note Reference	Total	2017	2018-2019	2020-2021	2022 & Beyond
	(In millions)
On-Balance Sheet:
Debt, at face value	Note 8	$8,650	$—	$700	$493	$7,457
Interest payments	Note 8	8,622	440	836	772	6,574
Capital lease(2)		43	1	3	3	36
Off-Balance Sheet:
Drilling rigs		244	177	67	—	—
Purchase obligations(3)	Note 10	680	119	287	250	24
Operating lease obligations(4)	Note 10	258	56	95	37	70
Total Contractual Obligations		$18,497	$793	$1,988	$1,555	$14,161

(1)
This table does not include the Company’s liability for dismantlement, abandonment, and restoration costs of oil and gas properties or pension or postretirement benefit obligations. For additional information regarding these liabilities, please see Notes 7 and 11, respectively, in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

(2)	This represents our capital lease obligation discounted at 4.4 percent for a Midland office building.

(3)
Amounts represent any agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with long-term take-or-pay contracts, NGL processing agreements, drilling work program commitments, and agreements to secure capacity rights on third-party pipelines. Amounts exclude certain product purchase obligations related to marketing and trading activities for which there are no minimum purchase requirements or the amounts are not fixed or determinable.

(4)
Amounts include long-term lease payments for office space, aircraft, supply and standby vessels, gas pipeline and land leases, and equipment related to exploration, development, and production activities, such as compressors. The Company expects to receive $10 million in sublease income associated with these leases.

Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess settlements resulting from litigation. Apache’s management believes that it has adequately reserved for its contingent obligations, including approximately $51 million for environmental remediation and approximately $15 million for various contingent legal liabilities. For a detailed discussion of the Company’s environmental and legal contingencies, please see Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.
In addition to our recorded environmental and legal liabilities, we have potential exposure to future obligations related to divested properties. Apache has divested various leases, wells, and facilities located in the Gulf of Mexico where the purchasers typically assume all obligations to plug, abandon, and decommission the associated wells, structures, and facilities acquired. One or more of the counterparties in these transactions could, either as a result of the severe decline in oil and natural gas prices or other factors related to the historical or future operations of their respective businesses, face financial problems that may have a significant impact on their solvency and ability to continue as a going concern. If a purchaser of our Gulf of Mexico assets becomes the subject of a case or proceeding under relevant insolvency laws or otherwise fails to perform required abandonment obligations, Apache could be required to perform such actions under applicable federal laws and regulations. In such event, we may be forced to use available cash to cover the costs of such liabilities and obligations should they arise.
With respect to our retained oil and gas operations in the Gulf of Mexico, the Bureau of Ocean Energy Management (BOEM) has issued Notice to Lessees (NTL) No. 2016-N01 pertaining to the obligations of companies to provide supplemental assurances for performance with respect to plugging, abandonment, decommissioning, and site clearance obligations associated with wells, platforms, structures, and facilities located upon or used in connection with such companies’ oil and gas leases. Under this NTL, the Company will likely be required to provide additional security to BOEM with respect to plugging, abandonment, and decommissioning obligations relating to the Company’s current ownership interests in various Gulf of Mexico leases. We are working closely with the BOEM to make arrangements for the provision of such additional required security, if such security becomes necessary under the new NTL. Additionally, we are not able to predict the effect that these changes might have on counterparties to which Apache has sold Gulf of Mexico assets. Such changes could cause the bonding obligations of such parties to increase substantially, thereby causing a significant impact on the counterparties’ solvency and ability to continue as a going concern.

Insurance Program
We maintain insurance policies that include coverage for physical damage to our assets, general liabilities, workers’ compensation, employers’ liability, sudden and accidental pollution, and other risks. Our insurance coverage is subject to deductibles or retentions that we must satisfy prior to recovering on insurance. Additionally, our insurance is subject to policy exclusions and limitations. There is no assurance that our insurance will adequately protect us against liability from all potential consequences and damages.
Our current insurance policies covering physical damage to our assets provide up to $1 billion in coverage per occurrence. These policies also provide sudden and accidental pollution coverage. Coverage for Gulf of Mexico named windstorms is excluded from this coverage.
Our current insurance policies covering general liabilities provide approximately $500 million in coverage, scaled to Apache’s interest. Our service agreements, including drilling contracts, generally indemnify Apache for injuries and death of the service provider’s employees as well as subcontractors hired by the service provider.
Apache purchases multi-year political risk insurance from the Overseas Private Investment Corporation (OPIC) and highly-rated insurers covering a portion of its investments in Egypt for losses arising from confiscation, nationalization, and expropriation risks. The Islamic Corporation for the Insurance of Investment and Export Credit (ICIEC, an agency of the Islamic Development Bank) reinsures OPIC. In the aggregate, these insurance policies provide up to $750 million of coverage to Apache, subject to policy terms and conditions and a retention of approximately $1 billion.

Apache has an additional insurance policy with OPIC, which, subject to policy terms and conditions, provides up to $300 million of coverage through 2024 for losses arising from (1) non-payment by EGPC of arbitral awards covering amounts owed Apache on past due invoices and (2) expropriation of exportable petroleum in the event that actions taken by the government of Egypt prevent Apache from exporting our share of production. The Multilateral Investment Guarantee Agency (MIGA), a member of the World Bank Group, provides $150 million in reinsurance to OPIC.
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
Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. For example, since we use the units-of-production method to amortize our oil and gas properties, the quantity of reserves could significantly impact our DD&A expense. A material adverse change in the estimated volumes of reserves could result in property impairments. Finally, these reserves are the basis for our supplemental oil and gas disclosures.

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
Oil and Gas Exploration Costs
Apache accounts for its exploration and production activities using the successful efforts method of accounting. Costs of acquiring unproved and proved oil and gas leasehold acreage are capitalized. Costs of drilling and equipping productive wells, including development dry holes, and related production facilities are also capitalized. Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs associated with drilling an exploratory well are initially capitalized, or suspended, pending a determination as to whether proved reserves have been found. On a quarterly basis, management reviews the status of all suspended exploratory drilling costs in light of ongoing exploration activities and determines whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts. If management determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are recorded as dry hole expense and reported in exploration expense in the statement of consolidated operations. Otherwise, the costs of exploratory wells remain capitalized.
Long-Lived Assets
Long-lived assets used in operations, including proved oil and gas properties, are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If there is an indication the carrying amount of an asset may not be recovered, the asset is assessed by management through an established process in which changes to significant assumptions such as prices, volumes, and future development plans are reviewed. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review.
During the past two years, there was a substantial decline in commodity prices. The resulting change in future commodity price assumptions and impact to our future development plan was a triggering event which required us to reassess our long-lived assets for impairment. Based on the results of this assessment, we recorded impairments of certain proved oil and gas properties and gathering, transmission, and processing facilities. For discussion of these impairments, see “Fair Value Measurements” of Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.
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

Income Taxes
Our oil and gas exploration and production operations are subject to taxation on income in numerous jurisdictions worldwide. We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess the ability to realize our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices).
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
Goodwill
As of December 31, 2016, the Company’s consolidated balance sheet included $87 million of goodwill, all of which has been assigned to the Egypt reporting unit. Goodwill is assessed at least annually for impairment at the reporting unit level. We conduct a qualitative goodwill impairment assessment as of July 1 of each year, and whenever impairment indicators arise, by examining relevant events and circumstances which could have a negative impact on our goodwill such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, acquisitions and divestitures, and other relevant entity-specific events.
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
Commodity Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather and political climate. In 2016, our average crude oil realizations decreased to $41.63 per barrel compared to $48.31 per barrel in 2015. Our average natural gas price realizations decreased 14 percent in 2016 to $2.40 per Mcf from $2.80 per Mcf in 2015. Based on average daily production for 2016, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $101 million, and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $40 million.
We periodically enter into derivative positions on a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache typically uses futures contracts, swaps, and options to mitigate commodity price risk. During 2016 and 2015, the Company did not have any derivative positions.
Subsequent to December 31, 2016, the Company entered into put option derivative contracts not designated as cash flow hedges for 2017 crude oil production of 175,000 barrels per day. These contracts will be settled against either NYMEX WTI or Dated Brent between July 1, 2017 and December 31, 2017, with a weighted average strike price of $50.47 per barrel. Apache paid a total premium of $100 million for these contracts, averaging $3.09 per barrel.
See Note 5—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.
Foreign Currency Risk
The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Canada, oil and gas prices and costs, such as equipment rentals and services, are generally denominated in Canadian dollars but are heavily influenced by U.S. markets. Our North Sea production is sold under U.S. dollar contracts, and the majority of costs incurred are paid in British pounds. In Egypt, substantially all oil and gas production is sold under U.S. dollar contracts, and the majority of the costs incurred are denominated in U.S. dollars. Revenue and disbursement transactions denominated in Canadian dollars and British pounds are converted to U.S. dollar equivalents based on the average exchange rates during the period.

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A 10 percent strengthening or weakening of the Canadian dollar and British pound against the U.S. dollar as of December 31, 2016, would result in a foreign currency net loss or gain, respectively, of approximately $99 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item 8 are presented on pages F-1 through F-70 in Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The financial statements for the fiscal years ended December 31, 2016, 2015, and 2014, included in this report, have been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We made no changes in internal controls over financial reporting during the quarter ending December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ending December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions “Nominees for Election as Directors,” “Continuing Directors,” “Executive Officers of the Company,” and “Securities Ownership and Principal Holders” in the proxy statement relating to the Company’s 2017 annual meeting of shareholders (the Proxy Statement) is incorporated herein by reference.
Code of Business Conduct
Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, we are required to adopt a code of business conduct and ethics for our directors, officers, and employees. In February 2004, the Board of Directors adopted the Code of Business Conduct (Code of Conduct), and revised it in July 2016. The revised Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access the Company’s Code of Conduct on the Governance page of the Company’s website at www.apachecorp.com. Any shareholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company’s corporate secretary at the address on the cover of this Form 10-K. Changes in and waivers to the Code of Conduct for the Company’s directors, chief executive officer and certain senior financial officers will be posted on the Company’s website within five business days and maintained for at least 12 months. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Non-Qualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation Table” in the Proxy Statement is incorporated herein by reference.

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

3.	Exhibits
See Index to Exhibits of this report.

ITEM 16.	FORM 10-K SUMMARY
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

APACHE CORPORATION

/s/ John J. Christmann IV
John J. Christmann IV
Chief Executive Officer and President

Dated: February 24, 2017
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

Name	Title	Date
/s/ John J. Christmann IV John J. Christmann IV	Chief Executive Officer and President (principal executive officer)	February 24, 2017
/s/ Stephen J. Riney Stephen J. Riney	Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2017
/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer, and Controller (principal accounting officer)	February 24, 2017
/s/ ANNELL R. BAY Annell R. Bay	Director	February 24, 2017
/s/ CHANSOO JOUNG Chansoo Joung	Director	February 24, 2017
/s/ GEORGE D. LAWRENCE George D. Lawrence	Director	February 24, 2017
/s/ JOHN E. LOWE John E. Lowe	Director	February 24, 2017
/s/ WILLIAM C. MONTGOMERY William C. Montgomery	Director	February 24, 2017
/s/ AMY H. NELSON Amy H. Nelson	Director	February 24, 2017
/s/ RODMAN D. PATTON Rodman D. Patton	Director	February 24, 2017
/s/ CHARLES J. PITMAN Charles J. Pitman	Director	February 24, 2017
/s/ DANIEL W. RABUN Daniel W. Rabun	Director	February 24, 2017
/s/ PETER A. RAGAUSS Peter A. Ragauss	Director	February 24, 2017

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.
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
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Apache Corporation:
We have audited the accompanying consolidated balance sheet of Apache Corporation and subsidiaries as of December 31, 2016 and 2015, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for oil and gas exploration and development activities from the full-cost method of accounting to the successful-efforts method of accounting in 2016.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apache Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Apache Corporation:
We have audited Apache Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Apache Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Apache Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Apache Corporation and subsidiaries as of December 31, 2016 and 2015, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2016 of Apache Corporation and subsidiaries, and our report dated February 24, 2017, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Houston, Texas
February 24, 2017

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2016	2015*	2014*
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues:
Oil revenues	$4,172	$5,107	$10,110
Natural gas revenues	967	1,176	2,017
Natural gas liquids revenues	228	227	668
	5,367	6,510	12,795
Other	(34)	98	285
Gain (loss) on divestiture	21	281	(1,608)
	5,354	6,889	11,472
OPERATING EXPENSES:
Lease operating expenses	1,494	1,854	2,238
Gathering and transportation	200	211	273
Taxes other than income	126	282	577
Exploration	473	2,771	2,499
General and administrative	410	380	453
Depreciation, depletion, and amortization:
Oil and gas property and equipment	2,460	2,976	4,195
Other assets	158	324	331
Asset retirement obligation accretion	156	145	154
Impairments	1,103	9,472	7,102
Transaction, reorganization, and separation	39	132	67
Financing costs, net	417	511	413
	7,036	19,058	18,302
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,682)	(12,169)	(6,830)
Current income tax provision	391	435	1,281
Deferred income tax benefit	(833)	(1,445)	(1,799)
NET LOSS FROM CONTINUING OPERATIONS
INCLUDING NONCONTROLLING INTEREST	(1,240)	(11,159)	(6,312)
Net income (loss) from discontinued operations, net of tax	(33)	492	(1,707)
NET LOSS INCLUDING NONCONTROLLING INTEREST	(1,273)	(10,667)	(8,019)
Net income (loss) attributable to noncontrolling interest	132	(315)	341
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(1,405)	$(10,352)	$(8,360)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net loss from continuing operations attributable to common shareholders	$(1,372)	$(10,844)	$(6,653)
Net income (loss) from discontinued operations	(33)	492	(1,707)
Net loss attributable to common shareholders	$(1,405)	$(10,352)	$(8,360)
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted net loss from continuing operations per share	$(3.62)	$(28.70)	$(17.32)
Basic and diluted net income (loss) from discontinued operations per share	(0.09)	1.30	(4.44)
Basic and diluted net loss per share	$(3.71)	$(27.40)	$(21.76)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	379	378	384
Diluted	379	378	384
DIVIDENDS DECLARED PER COMMON SHARE	$1.00	$1.00	$1.00
*Financial information for 2015 and 2014 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2016	2015*	2014*
	(In millions)
NET LOSS INCLUDING NONCONTROLLING INTEREST	$(1,273)	$(10,667)	$(8,019)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and postretirement benefit plan, net of tax	7	(3)	—
Commodity cash flow hedge activity, net of tax:
Change in fair value of derivative instruments	—	—	(1)
	7	(3)	(1)
COMPREHENSIVE LOSS INCLUDING NONCONTROLLING INTEREST	(1,266)	(10,670)	(8,020)
Comprehensive income (loss) attributable to noncontrolling interest	132	(315)	341
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCK	$(1,398)	$(10,355)	$(8,361)
*Financial information for 2015 and 2014 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1.
 The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2016	2015*	2014*
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(1,273)	$(10,667)	$(8,019)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	33	(492)	1,707
Loss (gain) on divestitures	(21)	(281)	1,608
Exploratory dry hole expense and unproved leasehold impairments	353	2,595	2,294
Depreciation, depletion, and amortization	2,618	3,300	4,526
Asset retirement obligation accretion	156	145	154
Impairments	1,103	9,472	7,102
Benefit from deferred income taxes	(833)	(1,445)	(1,799)
Other	164	7	(231)
Changes in operating assets and liabilities:
Receivables	126	663	757
Inventories	(27)	21	(31)
Drilling advances	91	138	107
Deferred charges and other	115	(345)	(301)
Accounts payable	(63)	(489)	(216)
Accrued expenses	(9)	(156)	(572)
Deferred credits and noncurrent liabilities	(80)	88	(73)
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	2,453	2,554	7,013
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(23)	113	944
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,430	2,667	7,957
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,610)	(4,208)	(8,608)
Additions to gas gathering, transmission, and processing facilities	(158)	(233)	(881)
Leasehold and property acquisitions	(181)	(367)	(1,475)
Proceeds from sale of Kitimat LNG	—	854	—
Proceeds from sale of Yara Pilbara	—	391	—
Proceeds from sale of Deepwater Gulf of Mexico assets	—	—	1,360
Proceeds from sale of Anadarko basin and southern Louisiana assets	—	—	1,262
Proceeds from sale of oil and gas properties, other	134	268	470
Other, net	155	6	(299)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(1,660)	(3,289)	(8,171)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	—	4,372	(219)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,660)	1,083	(8,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facilities and bank notes, net	—	(1,570)	1,568
Payments on fixed rate debt	(181)	(939)	—
Distributions to noncontrolling interest	(293)	(129)	(140)
Dividends paid	(379)	(377)	(365)
Treasury stock activity, net	—	—	(1,864)
Other	(7)	53	49
NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(860)	(2,962)	(752)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(42)
NET CASH USED IN FINANCING ACTIVITIES	(860)	(2,962)	(794)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90)	788	(1,227)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,467	679	1,906
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,377	$1,467	$679
SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$413	$461	$260
Income taxes paid, net of refunds	305	573	1,357
*Financial information for 2015 and 2014 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2016	2015*
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,377	$1,467
Receivables, net of allowance	1,128	1,253
Inventories	476	570
Drilling advances	81	172
Prepaid assets and other	179	290
	3,241	3,752
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	42,693	41,728
Unproved properties and properties under development	1,969	2,277
Gathering, transmission, and processing facilities	976	1,052
Other	1,111	1,093
	46,749	46,150
Less: Accumulated depreciation, depletion, and amortization	(27,882)	(25,312)
	18,867	20,838
OTHER ASSETS:
Deferred charges and other	411	910
	$22,519	$25,500
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$585	$618
Other current liabilities	1,258	1,223
	1,843	1,841
LONG-TERM DEBT	8,544	8,716
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,710	2,529
Asset retirement obligation	2,432	2,562
Other	311	362
	4,453	5,453
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 412,612,102 and 411,218,105 shares issued, respectively	258	257
Paid-in capital	12,364	12,619
Accumulated deficit	(3,385)	(1,980)
Treasury stock, at cost, 33,172,426 and 33,183,930 shares, respectively	(2,887)	(2,889)
Accumulated other comprehensive loss	(112)	(119)
APACHE SHAREHOLDERS’ EQUITY	6,238	7,888
Noncontrolling interest	1,441	1,602
TOTAL EQUITY	7,679	9,490
	$22,519	$25,500
*Financial information for 2015 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss)	APACHE SHAREHOLDERS’ EQUITY	Non- Controlling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2013*	$255	$12,403	$17,395	$(1,027)	$(115)	$28,911	$1,845	$30,756
Net income (loss)	—	—	(8,360)	—	—	(8,360)	341	(8,019)
Distributions to noncontrolling interest	—	—	—	—	—	—	(140)	(140)
Commodity hedges, net of tax	—	—	—	—	(1)	(1)	—	(1)
Common dividends ($1.00 per share)	—	—	(380)	—	—	(380)	—	(380)
Common stock activity, net	1	(11)	—	—	—	(10)	—	(10)
Treasury stock activity, net	—	(1)	—	(1,863)	—	(1,864)	—	(1,864)
Compensation expense	—	202	—	—	—	202	—	202
Other	—	(3)	—	—	—	(3)	—	(3)
BALANCE AT DECEMBER 31, 2014*	$256	$12,590	$8,655	$(2,890)	$(116)	$18,495	$2,046	$20,541
Net loss	—	—	(10,352)	—	—	(10,352)	(315)	(10,667)
Distributions to noncontrolling interest	—	—	—	—	—	—	(129)	(129)
Postretirement benefit plans, net of tax	—	—	—	—	(3)	(3)	—	(3)
Common dividends ($1.00 per share)	—	(95)	(283)	—	—	(378)	—	(378)
Common stock activity, net	1	(15)	—	—	—	(14)	—	(14)
Treasury stock activity, net	—	(1)	—	1	—	—	—	—
Compensation expense	—	140	—	—	—	140	—	140
BALANCE AT DECEMBER 31, 2015*	$257	$12,619	$(1,980)	$(2,889)	$(119)	$7,888	$1,602	$9,490
Net income (loss)	—	—	(1,405)	—	—	(1,405)	132	(1,273)
Distributions to noncontrolling interest	—	—	—	—	—	—	(293)	(293)
Postretirement benefit plans, net of tax	—	—	—	—	7	7	—	7
Common dividends ($1.00 per share)	—	(379)	—	—	—	(379)	—	(379)
Common stock activity, net	1	(39)	—	—	—	(38)	—	(38)
Treasury stock activity, net	—	(1)	—	2	—	1	—	1
Compensation expense	—	164	—	—	—	164	—	164
BALANCE AT DECEMBER 31, 2016	$258	$12,364	$(3,385)	$(2,887)	$(112)	$6,238	$1,441	$7,679
*Financial information for 2015, 2014, and 2013 has been recast to reflect retrospective application of the successful efforts method of accounting. See Note 1.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. The Company has exploration and production interests in four geographic areas: the United States (U.S.), Canada, Egypt, and the United Kingdom (U.K.) North Sea (North Sea). Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity.
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
Recast Financial Information for Change in Accounting Principle
In the second quarter of 2016, Apache voluntarily changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method of accounting. The financial information for prior periods has been recast to reflect retrospective application of the successful efforts method, as prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 932 “Extractive Activities—Oil and Gas.” Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the generally preferred method of the U.S. Securities and Exchange Commission (SEC) and is more widely used in the industry such that the change improves comparability of the Company’s financial statements to its peers. The Company believes the successful efforts method provides a more representational depiction of assets and operating results. The successful efforts method also provides for the Company’s investments in oil and gas properties to be assessed for impairment in accordance with ASC 360 “Property, Plant, and Equipment” rather than valuations based on prices and costs prescribed under the full cost method as of the balance sheet date. For more detailed information regarding the effects of the change to the successful efforts method, please refer to Note 2—Change in Accounting Principle. The Company has recast certain historical information for the years ended 2015 and 2014, including the Statement of Consolidated Operations, Statement of Consolidated Comprehensive Income (Loss), Statement of Consolidated Cash Flows, Consolidated Balance Sheet, Statement of Consolidated Changes in Equity, and related information in Notes 1, 2, 3, 4, 6, 7, 8, 9, 12, 13, 15, 16, 17, and 18.
In addition, in the first quarter of 2016, the Company retrospectively adopted a new accounting standard update for all periods presented which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability, consistent with debt discounts. For more information regarding this update, please refer to Note 8—Debt and Financing Costs.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Apache and its subsidiaries after elimination of intercompany balances and transactions. The Company’s undivided interests in oil and gas exploration and production ventures and partnerships are proportionately consolidated. The Company consolidates all other investments in which, either through direct or indirect ownership, Apache has more than a 50 percent voting interest or controls the financial and operating decisions. Noncontrolling interests represent third-party ownership in the net assets of a consolidated Apache subsidiary and are reflected separately in the Company’s financial statements. Sinopec International Petroleum Exploration and Production Corporation (Sinopec) owns a one-third minority participation in Apache’s Egypt oil and gas business as a noncontrolling interest, which is reflected as a separate component of equity in Apache’s consolidated balance sheet. Investments in which Apache holds less than 50 percent of the voting interest are typically accounted for under the equity method of accounting, with the balance recorded as a component of “Deferred charges and other” in Apache’s consolidated balance sheet and results of operations recorded as a component of “Other” under “Revenues and Other” in the Company’s statement of consolidated operations.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Apache evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the fair value determination of acquired assets and liabilities and assets held for sale at year-end (see Note 3—Acquisitions and Divestitures), the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom (see Note 16—Supplemental Oil and Gas Disclosures), the assessment of asset retirement obligations (see Note 7—Asset Retirement Obligation), the estimates of fair value for long-lived assets and goodwill (see “Fair Value Measurements,” “Property and Equipment,” and “Goodwill” sections in this Note 1 below), and the estimate of income taxes (see Note 9—Income Taxes).

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
Recurring fair value measurements are presented in further detail in Note 8—Debt and Note 11—Retirement and Deferred Compensation Plans.
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. For the year ended December 31, 2016, the Company recorded asset impairments totaling $1.1 billion in connection with fair value assessments in the current low commodity price environment. Impairments totaling $427 million and $135 million were recorded for proved properties and gathering, transmission, and processing (GTP) facilities, respectively, which were written down to their fair values. These impairments are discussed in further detail below in “Property and Equipment.” Also in 2016, the Company recorded $486 million for a U.K. Petroleum Revenue Tax (PRT) decommissioning asset that is no longer expected to be realizable from future abandonment activities in the North Sea and $55 million for inventory write-downs.
In 2016, the U.K. government enacted Finance Bill 2016, providing tax relief to exploration and production (E&P) companies operating in the U.K. North Sea. Under the enacted legislation, the U.K. PRT rate was reduced to zero from the previously enacted 35 percent rate in effect from January 1, 2016. PRT expense ceased prospectively from that date. As a further result of this change, the Company reduced the recoverable PRT decommissioning asset that would have been realized from future abandonment activities by $486 million ($292 million net of tax). This recoverable PRT decommissioning asset had an aggregate remaining value of $8 million as of December 31, 2016, which is recorded in “Deferred charges and other” on the consolidated balance sheet. The recoverable value of the PRT decommissioning asset was estimated using the income approach. The expected future cash flows used in the determination were based on anticipated spending and timing of planned future abandonment activities for applicable fields, considering all available information at the date of review. Apache has classified this fair value measurement as Level 3 in the fair value hierarchy.
For the year ended December 31, 2015, the Company recorded asset impairments totaling $9.5 billion in connection with fair value assessments. Impairments totaling $7.4 billion and $1.7 billion were recorded for proved properties and GTP facilities, respectively, which were written down to their fair values. These impairments are discussed in further detail below in “Property and Equipment.” Also in 2015, the Company recorded $163 million for the impairment of goodwill, $148 million for the impairment of an equity method investment sold in the fourth quarter, and $55 million for inventory write-downs. For a discussion of the equity method investment impairment, see Note 3—Acquisitions and Divestitures.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2014, the Company recorded asset impairments totaling $7.1 billion in connection with fair value assessments, including $6.1 billion for proved properties, $347 million for the impairment of goodwill, $655 million for the impairment of assets held for sale, and $32 million for inventory write-downs. The Company also recorded $833 million in impairments related to the sale of the Company’s Australian assets and an additional $271 million in impairment of proved properties and inventory in Australia. These impairments are classified as discontinued operations in 2014. For discussion of these impairments, see “Property and Equipment” and “Goodwill” below and Note 3—Acquisitions and Divestitures.
Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2016 and 2015, Apache had $1.4 billion and $1.5 billion, respectively, of cash and cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the historical carrying amount net of write-offs and an allowance for doubtful accounts. The carrying amount of Apache’s accounts receivable approximates fair value because of the short-term nature of the instruments. The Company routinely assesses the collectability of all material trade and other receivables. Many of Apache’s receivables are from joint interest owners on properties Apache operates. The Company may have the ability to withhold future revenue disbursements to recover any non-payment of these joint interest billings. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2016, 2015, and 2014, the Company had an allowance for doubtful accounts of $93 million, $103 million, and $98 million, respectively.
The following table describes changes to the Company’s allowance for doubtful accounts for 2016, 2015, and 2014:

	2016	2015	2014
	(In millions)
Allowance for doubtful accounts at beginning of year	$103	$98	$78
Additional provisions for the year	14	40	4
Uncollectible accounts written off net of recoveries	(24)	(35)	16
Allowance for doubtful accounts at end of year	$93	$103	$98
Inventories
Inventories consist principally of tubular goods and equipment, stated at weighted-average cost, and oil produced but not sold, stated at the lower of cost or market.
Property and Equipment
The carrying value of Apache’s property and equipment represents the cost incurred to acquire the property and equipment, including capitalized interest, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized. Depreciation of the cost of proved oil and gas properties is calculated using the unit-of-production (UOP) method. The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter by the carrying value of those reserves. The reserve base used to calculate depreciation for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are included in the depreciable cost.
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
The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved property and equipment for 2016, 2015, and 2014:

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Oil and Gas Property:
Proved	$427	$7,389	$6,068
Unproved	272	2,462	1,976
The fair values of the impaired proved properties as of the most recent date of impairment were $306 million, $3.9 billion, and $4.8 billion for 2016, 2015, and 2014, respectively.
In the statement of consolidated operations, unproved property impairments are recorded in exploration expense, and proved property impairments are recorded in impairments.
Gains and losses on significant divestitures are recognized in the statement of consolidated operations. See Note 3—Acquisitions and Divestitures for more detail.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gathering, Transmission, and Processing Facilities
GTP facilities totaled $976 million and $1.1 billion at December 31, 2016 and 2015, respectively, with accumulated depreciation for these assets totaling $130 million and $160 million for the respective periods. GTP facilities are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimation of useful life takes into consideration anticipated production lives from the fields serviced by the GTP assets, whether Apache-operated or third party, as well as potential development plans by Apache for undeveloped acreage within or in close proximity to those fields.
The Company assesses the carrying amount of its GTP facilities whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of these facilities is more than the sum of the undiscounted cash flows, an impairment loss is recognized for the excess of the carrying value over its fair value. During 2016, the Company recorded impairments of $135 million on certain GTP assets in the North Sea, which were written down to their fair values of $142 million. The fair values of the impaired assets were determined using a combination of the income approach and the market approach. The income approach considers internal estimates of future throughput volumes, processing rates, and costs. These assumptions were applied to develop future cash flow projections that were then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. Apache has classified these non-recurring fair value measurements as Level 3 in the fair value hierarchy. During 2015, the Company recorded impairments of $1.7 billion on certain GTP assets, including $1.1 billion in Egypt, $555 million in Canada, and $103 million in the U.S., which were written down to their fair values of $306 million in aggregate. During 2014, the Company recorded impairments of $1.1 billion of its GTP assets related to the sale of Apache’s Wheatstone and Kitimat LNG projects, and the remaining carrying value of those assets was reclassified to “Assets held for sale” on the Company’s consolidated balance sheet as of December 31, 2014. The $430 million impairment of GTP assets related to Apache's Wheatstone LNG project is reflected in discontinued operations in the Company's statement of consolidated operations.
The costs of GTP facilities retired or otherwise disposed of and associated accumulated depreciation are removed from Apache’s consolidated financial statements, and the resulting gain or loss is reflected in “Gain (loss) on divestitures” under “Revenues and Other” in the Company’s statement of consolidated operations. No gain or loss on the sales of GTP facilities was recognized during 2016. During 2015, Apache recorded a gain on the sale of GTP facilities totaling $59 million associated with the Company’s divestitures of certain Permian Basin assets. During 2014, the Company recorded a loss totaling $180 million associated with divestitures of certain Anadarko basin and southern Louisiana assets.
Other Property and Equipment
Other property and equipment includes computer software and equipment, buildings, vehicles, furniture and fixtures, land, and other equipment. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Accumulated depreciation for these assets totaled $780 million and $693 million at December 31, 2016 and 2015, respectively.
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
Capitalized Interest
For significant projects, interest is capitalized as part of the historical cost of developing and constructing assets. Significant oil and gas investments in unproved properties actively being explored, significant exploration and development projects that have not commenced production, significant midstream development activities that are in progress, and investments in equity method affiliates that are undergoing the construction of assets that have not commenced principal operations qualify for interest capitalization. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is recorded in “Deferred charges and other” in the Company's consolidated balance sheet. The Company assesses the carrying amount of goodwill by testing for impairment annually and when impairment indicators arise. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. As of December 31, 2016, Apache assesses each country as a reporting unit. The fair value of each unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then goodwill is written down to the implied fair value of the goodwill through a charge to expense.
In order to determine the fair value of each reporting unit, the Company uses a combination of the income approach and the market approach. The income approach considers management views on current operating measures as well as assumptions pertaining to market forces in the oil and gas industry, such as future production, future commodity prices, and costs. These assumptions are applied to develop future cash flow projections that are then discounted to estimate fair value, using a discount rate similar to those used by the Company in the valuation of acquisitions and divestitures. To assess the reasonableness of its fair value estimate, the Company uses a market approach to compare the fair value to similar businesses whose securities are actively traded in the public market. This requires management to make certain judgments about the selection of comparable companies, recent comparable asset transactions, and transaction premiums. Associated market multiples are applied to various financial metrics of the reporting unit to estimate fair value. Apache has classified this reporting unit estimation as a non-recurring Level 3 fair value measurement.
When there is a disposal of a reporting unit or a portion of a reporting unit that constitutes a business, goodwill associated with that business is included in the carrying amount to determine the gain or loss on disposal. The amount of goodwill allocated to the carrying amount of a business can significantly impact the amount of gain or loss recognized on the sale of that business. The amount of goodwill to be included in that carrying amount is based on the relative fair value of the business to be disposed of and the portion of the reporting unit that will be retained.
The following presents the changes to goodwill for the years ended 2016, 2015, and 2014:

	United States	Canada	Egypt	North Sea	Total
	(In millions)
Goodwill at December 31, 2013	$384	$103	$87	$163	$737
Divested	(140)	—	—	—	(140)
Impairments	(244)	(103)	—	—	(347)
Goodwill at December 31, 2014	—	—	87	163	250
Impairments	—	—	—	(163)	(163)
Goodwill at December 31, 2015	—	—	87	—	87
Impairments	—	—	—	—	—
Goodwill at December 31, 2016	$—	$—	$87	$—	$87
Reductions in estimated net present value of expected future cash flows from oil and gas properties resulted in implied fair values below the carrying values of Apache’s U.S., North Sea, and Canada reporting units. These goodwill impairments have been recorded in “Impairments” in the Company’s statement of consolidated operations.
Accounts Payable
Included in accounts payable at December 31, 2016 and 2015, are liabilities of approximately $86 million and $129 million, respectively, representing the amount by which checks issued but not presented to the Company’s banks for collection exceeded balances in applicable bank accounts.
Commitments and Contingencies
Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Apache markets its own North American natural gas production. Since the Company’s production fluctuates because of operational issues, it is occasionally necessary to purchase third-party oil and gas to fulfill sales obligations and commitments. The costs of third-party oil and gas purchases totaled $159 million, $105 million, and $70 million, for 2016, 2015, and 2014, respectively, which offset the related sales proceeds recorded as “Other” under “Revenues and Other” in the statement of consolidated operations.
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
Derivative Instruments and Hedging Activities
Apache periodically enters into derivative contracts to manage its exposure to commodity price risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps, or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production. As of December 31, 2016, Apache had no open derivative positions.
When applicable, Apache records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting are reported in current-period income as “Other” under “Revenues and Other” in the statement of consolidated operations. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred in other comprehensive income. Realized gains and losses from the Company’s 2014 oil and gas cash flow hedges, including terminated contracts, were recognized in oil and gas production revenues when the forecasted transaction occurred. For more information, please refer to Note 5—Derivative Instruments and Hedging Activities.
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
Apache does not record U.S. deferred income taxes on foreign subsidiaries that are deemed to be permanently reinvested. When such earnings are no longer deemed permanently reinvested, Apache will recognize the appropriate U.S. current or deferred income tax liabilities. For more information, please refer to Note 9—Income Taxes.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Foreign currency transaction gains and losses related to current taxes payable and deferred tax assets and liabilities are recorded as components of the provision for income taxes. For further discussion, please refer to Note 9—Income Taxes. All other foreign currency transaction gains and losses are reflected in “Other” under “Revenues and Other” in the statement of consolidated operations. The Company’s other foreign currency gains and losses netted to a loss in 2016 of $25 million, a loss in 2015 of $11 million, and a gain in 2014 of $8 million.
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
Stock-Based Compensation
The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718, “Compensation—Stock Compensation.” The Company grants various types of stock-based awards including stock options, nonvested restricted stock units, and performance-based awards. Additionally, the Company also grants cash-based stock appreciation rights. These plans and related accounting policies are defined and described more fully in Note 12—Capital Stock. Stock compensation awards granted are valued on the date of grant and are expensed, net of estimated forfeitures, over the required service period.
ASC Topic 718 also requires that benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows. The Company classified $2 million, $1 million, and $35,000 as financing cash inflows in 2016, 2015, and 2014, respectively.
Treasury Stock
The Company follows the weighted-average-cost method of accounting for treasury stock transactions.
New Pronouncements Issued But Not Yet Adopted
In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 seeks to simplify the accounting for goodwill by eliminating the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Under the new guidance, an entity will recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. This update will be applied prospectively and is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company plans to early adopt this ASU, and does not expect the adoption to have a material impact on its consolidated financial statements.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230).  ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2016-15 and assessing the impact, if any, it may have on its statement of consolidated cash flows.
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
In March 2016, the FASB issued ASU 2016-09, which seeks to simplify accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard requires the Company to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance is effective for fiscal years beginning after December 15, 2016. The Company has evaluated the new guidance and recorded a cumulative-effect adjustment of $11 million as of January 1, 2017 representing an increase in accumulated deficit with the offset to paid-in capital to reflect actual forfeitures versus the previously-estimated forfeiture rate.
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
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09. The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The codification was amended through additional ASUs and, as amended, requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company will adopt the new standard utilizing the modified retrospective approach. Upon preliminary evaluation, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements. The Company is continuing to evaluate the disclosure requirements of this ASU and does not plan on early adopting the standard.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following tables present the effects of the change to the successful efforts method in the statement of consolidated operations:

	Changes to the Statement of Consolidated Operations and Statement of Consolidated Comprehensive Income (Loss)
For the Year Ended December 31, 2016	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions, except per share data)
Oil revenues	$3,983	$189	$4,172
Natural gas revenues	997	(30)	967
NGL revenues	228	—	228
Oil and gas production revenues	5,208	159	5,367
Other	(38)	4	(34)
Gain on divestiture	17	4	21
Exploration	—	473	473
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	1,974	486	2,460
Additional	1,438	(1,438)	—
Impairments	677	426	1,103
Financing costs, net	365	52	417
Current income tax provision	232	159	391
Deferred income tax benefit	(721)	(112)	(833)
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(1,361)	121	(1,240)
Net income (loss) attributable to noncontrolling interest	(26)	158	132
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,335)	(37)	(1,372)
Net loss from discontinued operations, net of tax	(33)	—	(33)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,368)	(37)	(1,405)

Per Common Share
Basic and diluted net loss from continuing operations per share	$(3.52)	$(0.10)	$(3.62)
Basic and diluted net loss from discontinued operations per share	(0.09)	—	(0.09)
Basic and diluted net loss per share	$(3.61)	$(0.10)	$(3.71)

Other Comprehensive Income
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCK	(1,361)	(37)	(1,398)

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Changes to the Statement of Consolidated Operations and Statement of Consolidated Comprehensive Income (Loss)
For the Year Ended December 31, 2015	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions, except per share data)
Oil revenues	$4,999	$108	$5,107
Natural gas revenues	1,157	19	1,176
NGL revenues	227	—	227
Oil and gas production revenues	6,383	127	6,510
Other	(76)	174	98
Gain on divestiture	59	222	281
Exploration	—	2,771	2,771
General and administrative	377	3	380
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	3,531	(555)	2,976
Additional	25,517	(25,517)	—
Impairments	1,920	7,552	9,472
Financing costs, net	299	212	511
Current income tax provision	309	126	435
Deferred income tax benefit	(5,778)	4,333	(1,445)
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(22,757)	11,598	(11,159)
Net loss attributable to noncontrolling interest	(409)	94	(315)
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(22,348)	11,504	(10,844)
Net income (loss) from discontinued operations, net of tax	(771)	1,263	492
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(23,119)	12,767	(10,352)

Per Common Share
Basic and diluted net loss from continuing operations per share	$(59.16)	$30.46	$(28.70)
Basic and diluted net income (loss) from discontinued operations per share	(2.04)	3.34	1.30
Basic and diluted net loss per share	$(61.20)	$33.80	$(27.40)

Other Comprehensive Income
Pension and postretirement benefit plan, net of tax	$—	$(3)	$(3)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCK	(23,119)	12,764	(10,355)

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Changes to the Statement of Consolidated Operations and Statement of Consolidated Comprehensive Income (Loss)
For the Year Ended December 31, 2014	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions, except per share data)
Oil revenues	$10,040	$70	$10,110
Natural gas revenues	1,983	34	2,017
NGL revenues	668	—	668
Oil and gas production revenues	12,691	104	12,795
Other	290	(5)	285
Loss on divestiture	(180)	(1,428)	(1,608)
Exploration	—	2,499	2,499
General and administrative	451	2	453
Depreciation, depletion, and amortization:
Oil and gas property and equipment
Recurring	4,388	(193)	4,195
Additional	5,001	(5,001)	—
Impairments	1,919	5,183	7,102
Financing costs, net	211	202	413
Current income tax provision	1,177	104	1,281
Deferred income tax benefit	(514)	(1,285)	(1,799)
NET LOSS FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(3,472)	(2,840)	(6,312)
Net income attributable to noncontrolling interest	343	(2)	341
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(3,815)	(2,838)	(6,653)
Net loss from discontinued operations, net of tax	(1,588)	(119)	(1,707)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(5,403)	(2,957)	(8,360)

Per Common Share
Basic and diluted net loss from continuing operations per share	$(9.93)	$(7.39)	$(17.32)
Basic and diluted net loss from discontinued operations per share	(4.13)	(0.31)	(4.44)
Basic and diluted net loss per share	$(14.06)	$(7.70)	$(21.76)

Other Comprehensive Income
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCK	$(5,404)	$(2,957)	$(8,361)
The following tables present the effects of the change to the successful efforts method in the statement of consolidated cash flows:

	Changes to the Statement of Consolidated Cash Flows
For the Year Ended December 31, 2016	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions)
Net loss including noncontrolling interest	$(1,394)	$121	$(1,273)
Gain on divestitures, net	(17)	(4)	(21)
Exploratory dry hole expense and unproved leasehold impairments	—	353	353
Depreciation, depletion, and amortization	3,570	(952)	2,618
Impairments	677	426	1,103
Benefit from deferred income taxes	(721)	(112)	(833)
Changes in operating assets and liabilities	138	15	153
Net cash provided by continuing operating activities	2,606	(153)	2,453
Additions to oil and gas property	(1,776)	166	(1,610)
Net cash used in investing activities	(1,826)	166	(1,660)
Other	6	(13)	(7)
Net cash used in financing activities	(847)	(13)	(860)
NET DECREASE IN CASH	(90)	—	(90)
BEGINNING CASH BALANCE	1,467	—	1,467
ENDING CASH BALANCE	1,377	—	1,377

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Changes to the Statement of Consolidated Cash Flows
For the Year Ended December 31, 2015	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions)
Net loss including noncontrolling interest	$(23,528)	$12,861	$(10,667)
Loss (income) from discontinued operations	771	(1,263)	(492)
Gain on divestitures, net	(59)	(222)	(281)
Exploratory dry hole expense and unproved leasehold impairments	—	2,595	2,595
Depreciation, depletion, and amortization	29,372	(26,072)	3,300
Impairments	1,920	7,552	9,472
Other noncash items, net	161	(154)	7
Benefit from deferred income taxes	(5,778)	4,333	(1,445)
Changes in operating assets and liabilities	(170)	90	(80)
Net cash provided by operating activities - continuing operations	2,834	(280)	2,554
Net cash provided by operating activities - discontinued operations	150	(37)	113
Additions to oil and gas property	(4,578)	370	(4,208)
Net cash used in investing activities - continuing operations	(3,659)	370	(3,289)
Net cash provided by investing activities - discontinued operations	4,335	37	4,372
NET INCREASE IN CASH	698	90	788
BEGINNING CASH BALANCE	769	(90)	679
ENDING CASH BALANCE	1,467	—	1,467

	Changes to the Statement of Consolidated Cash Flows
For the Year Ended December 31, 2014	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions)
Net loss including noncontrolling interest	$(5,060)	$(2,959)	$(8,019)
Income from discontinued operations	1,588	119	1,707
Loss on divestitures, net	180	1,428	1,608
Exploratory dry hole expense and unproved leasehold impairments	—	2,294	2,294
Depreciation, depletion, and amortization	9,720	(5,194)	4,526
Impairments	1,919	5,183	7,102
Benefit from deferred income taxes	(514)	(1,285)	(1,799)
Changes in operating assets and liabilities	(239)	(90)	(329)
Net cash provided by operating activities - continuing operations	7,517	(504)	7,013
Net cash provided by operating activities - discontinued operations	944	—	944
Additions to oil and gas property	(9,022)	414	(8,608)
Net cash used in investing activities - continuing operations	(8,585)	414	(8,171)
Net cash used in investing activities - discontinued operations	(219)	—	(219)
NET DECREASE IN CASH	(1,137)	(90)	(1,227)
BEGINNING CASH BALANCE	1,906	—	1,906
ENDING CASH BALANCE	769	(90)	679

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the effects of the change to the successful efforts method in the consolidated balance sheet:

	Changes to the Consolidated Balance Sheet
December 31, 2016	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions)
PROPERTY AND EQUIPMENT:
Property and equipment - cost	$95,371	$(48,622)	$46,749
Less: Accumulated depreciation, depletion, and amortization	(83,230)	55,348	(27,882)
PROPERTY AND EQUIPMENT, NET	12,141	6,726	18,867
TOTAL ASSETS	15,793	6,726	22,519
Income taxes	353	1,357	1,710
Paid-in capital	12,225	139	12,364
Accumulated deficit	(8,521)	5,136	(3,385)
Accumulated other comprehensive loss	(109)	(3)	(112)
Noncontrolling interest	1,344	97	1,441
TOTAL EQUITY	2,310	5,369	7,679

	Changes to the Consolidated Balance Sheet
December 31, 2015	Under Full Cost	Changes*	As Reported Under Successful Efforts
	(In millions)
PROPERTY AND EQUIPMENT:
Property and equipment - cost	$93,825	$(47,675)	$46,150
Less: Accumulated depreciation, depletion, and amortization	(79,706)	54,394	(25,312)
PROPERTY AND EQUIPMENT, NET	14,119	6,719	20,838
TOTAL ASSETS	18,781	6,719	25,500
Income taxes	1,072	1,457	2,529
Paid-in capital	12,467	152	12,619
Accumulated deficit	(7,153)	5,173	(1,980)
Accumulated other comprehensive loss	(116)	(3)	(119)
Noncontrolling interest	1,662	(60)	1,602
TOTAL EQUITY	4,228	5,262	9,490
*In conjunction with recasting the financial information for the adoption of the successful efforts method of accounting, the Company corrected certain immaterial errors in the North Sea pertaining to the improper calculation of deferred tax liabilities associated with capitalized interest under the full cost method.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.   ACQUISITIONS AND DIVESTITURES
2016 Activity
During the fourth quarter of 2016, Apache entered into multiple transactions to sell certain non-core assets in our Permian region, primarily leasehold acreage, for cash proceeds of $440 million, subject to customary closing adjustments. The Company expects to recognize a gain of approximately $300 million during the first quarter of 2017 upon closing of the transaction.
Also during the fourth quarter of 2016, Apache entered into an agreement to sell its 30.28 percent interest in the Scottish Area Gas Evacuation system (SAGE) and its 60.56 percent interest in the Beryl pipeline in the North Sea to Ancala Midstream Acquisitions Limited (Ancala). The transaction is subject to regulatory and third party approvals.
The Company received refundable deposits of $174 million in connection with the transactions, which are recorded in “Other current liabilities” on the consolidated balance sheet.
Leasehold and Property Acquisitions
Apache completed $181 million of leasehold and property acquisitions during 2016, primarily in our North America onshore regions.
Divestiture of Other Oil and Gas Properties
Apache recorded $134 million of proceeds from the divestiture of other oil and gas properties during 2016. An associated $21 million of gain was recorded in 2016.
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

Canada Divestiture
In April 2015, Apache completed the sale of its 50 percent interest in the Kitimat LNG project and upstream acreage in the Horn River and Liard natural gas basins to Woodside Petroleum Limited (Woodside). Proceeds at closing were $854 million, of which approximately $344 million was associated with LNG assets and $510 million was associated with upstream assets. For additional details related to post-closing adjustments, please see Note 10—Commitments and Contingencies.
The Kitimat LNG assets were classified as held for sale and impaired $655 million in the fourth quarter of 2014. In 2015, Apache recognized a $146 million gain on the sale of the upstream assets upon completion of the sale.
Australia Divestitures
Woodside Sale In April 2015, Apache completed the sale of the Wheatstone LNG project and associated upstream oil and gas assets to Woodside. Proceeds at closing were $2.8 billion, of which approximately $1.4 billion was associated with LNG assets and $1.4 billion was associated with the upstream assets.
The Wheatstone LNG assets and associated upstream assets were classified as held for sale and impaired $833 million in the fourth quarter of 2014. An additional impairment of approximately $49 million was recognized in the first quarter of 2015. During the third quarter of 2016, Apache recognized an additional $23 million loss on the sale related to post-closing adjustments.
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
Sales and other operating revenues and loss from discontinued operations related to the Australia dispositions were as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Revenues and other from discontinued operations	$—	$288	$1,050
Impairment on Woodside sale	$—	$(49)	$(833)
Loss on Woodside sale	(23)	—	—
Loss on Consortium sale	—	(139)	—
Income (loss) from divested Australian operations	—	28	(12)
Income tax benefit (expense)	—	652	(231)
Income (loss) from Australian discontinued operations, net of tax	$(23)	$492	$(1,076)
Leasehold and Property Acquisitions
Apache completed $367 million of leasehold and property acquisitions during 2015, primarily in our North America onshore regions.
Divestiture of Other Oil and Gas Properties
Apache recorded $268 million of proceeds from the divestiture of other oil and gas properties during 2015. An associated $135 million of gain was recorded in 2015.
2014 Activity
Anadarko Basin and Southern Louisiana Divestitures
In December 2014, Apache completed the sale of certain Anadarko basin and non-core southern Louisiana oil and gas assets for approximately $1.3 billion in two separate transactions. In the Anadarko basin, Apache sold approximately 115,000 net acres in Wheeler County, Texas, and western Oklahoma. In southern Louisiana, Apache sold its working interest in approximately 90,000 net acres. The effective date of both of these transactions is October 1, 2014. Apache recognized a net $823 million loss on these transactions, of which approximately $10 million was associated with goodwill and approximately $180 million was associated with GTP facilities.

Gulf of Mexico Deepwater Divestiture
On June 30, 2014, Apache completed the sale of non-operated interests in the Lucius and Heidelberg development projects and 11 primary-term deepwater exploration blocks in the Gulf of Mexico for $1.4 billion. The effective date of the transaction was May 1, 2014. Apache recognized a $332 million loss as a result of the transaction, of which approximately $130 million was associated with goodwill.
Canada Divestiture
On April 30, 2014, Apache completed the sale of primarily dry gas producing hydrocarbon assets in the Deep Basin area of western Alberta and British Columbia, Canada, for $374 million. The assets comprise 328,400 net acres in the Ojay, Noel, and Wapiti areas. Apache retained 100 percent of its working interest in horizons below the Cretaceous in the Wapiti area, including rights to the liquids-rich Montney and other deeper horizons. The effective date of the transaction was January 1, 2014. Apache recognized a $237 million loss related to the sale of the assets.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Argentina Divestiture
On March 12, 2014, Apache’s subsidiaries completed the sale of all of the Company’s operations in Argentina to YPF Sociedad Anónima for cash consideration of $800 million (subject to customary closing adjustments) plus the assumption of $52 million of bank debt as of June 30, 2013. The results of operations related to Argentina have been classified as discontinued operations in all periods presented.
Sales and other operating revenues and loss from discontinued operations related to the Argentina disposition were as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Revenues and other from discontinued operations	$—	$—	$87
Loss from Argentina divestiture	$(10)	$—	$(654)
Loss from operations in Argentina	—	—	(1)
Income tax benefit	—	—	23
Loss from discontinued operations, net of tax	$(10)	$—	$(632)
Leasehold and Property Acquisitions
Apache completed $1.5 billion of leasehold and property acquisitions during 2014, primarily in our North America onshore regions.
Divestiture of Other Oil and Gas Properties
Apache recorded $96 million of proceeds from the divestiture of other oil and gas properties during 2014. An associated $216 million of loss was recorded in 2014.
Transaction, Reorganization, and Separation
Apache recorded $39 million, $132 million, and $67 million of expenses during 2016, 2015, and 2014, respectively, primarily related to various transactions, company reorganization, and employee separation.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.   CAPITALIZED EXPLORATORY WELL COSTS
The following summarizes the changes in capitalized exploratory well costs for each of the last three years ended December 31, 2016, 2015, and 2014. Additions pending the determination of proved reserves excludes amounts capitalized and subsequently charged to expense within the same year.

	2016	2015	2014
	(In millions)
Balance at January 1	$245	$849	$630
Additions pending determination of proved reserves	249	382	622
Divestitures and other	—	(557)	(54)
Reclassifications to proved properties	(211)	(369)	(207)
Charged to exploration expense	(19)	(60)	(142)
Balance at December 31(1)	$264	$245	$849
(1) Includes $49 million of assets that were held for sale in Australia at December 31, 2014.
The following provides an aging of capitalized exploratory well costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

	2016	2015	2014
	(In millions)
Exploratory well costs capitalized for a period of one year or less	$119	$184	$504
Exploratory well costs capitalized for a period greater than one year	145	61	345
Balance at December 31(1)	$264	$245	$849

Number of projects with exploratory well costs capitalized for a period greater than one year	3	2	18
(1) Includes $49 million of assets that were held for sale in Australia at December 31, 2014.
The following summarizes a further aging by geographic area of those exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling at December 31, 2016:

				2013 and
	Total	2015	2014	Prior

North Sea	$113	$53	$58	$2
Other International	32	28	3	1
	$145	$81	$61	$3
Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether reserves can be attributed to these projects.
Suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling at December 31, 2016 primarily relate to the Seagull and Corona discoveries in the North Sea. In Seagull, appraisal work continues as the Company interprets the multi-azimuth 3-D survey acquired in late 2015. The survey will be used to create a development plan to be submitted to the Oil and Gas Authority in the U.K. in 2017. The suspended exploratory well costs related to the Corona discovery are pending development plan approval. In December 2016, the Company submitted the full field development plan to the Oil and Gas Authority in the U.K. Remaining activities required to classify the associated reserves as proved include approval of development plans and project sanctioning.
The remaining capitalized well costs in excess of one year relate to exploratory drilling in Suriname. The suspended exploratory well costs for the Block 53 Popokai well are pending the results of the Block 53 Kolibrie exploratory well. The Company plans to drill Kolibrie in 2017.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Strategies
The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production. Apache manages the variability in its cash flows by occasionally entering into derivative transactions on a portion of its crude oil and natural gas production. When appropriate, the Company utilizes various types of derivative financial instruments, including swaps and options, to manage fluctuations in cash flows resulting from changes in commodity prices. As of December 31, 2016, Apache had no open commodity derivative positions.
Subsequent to December 31, 2016, the Company entered into put option derivative contracts not designated as cash flow hedges for 2017 crude oil production of 175,000 barrels per day. These contracts will be settled against either NYMEX WTI or Dated Brent between July 1, 2017 and December 31, 2017, with a weighted average strike price of $50.47 per barrel. Apache paid a total premium of $100 million for these contracts, averaging $3.09 per barrel.

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	Gain (Loss) on Derivatives Recognized in Income	For the Year Ended December 31,
		2016	2015	2014
		(In millions)
Derivatives not designated as cash flow hedges:
Realized loss		$—	$—	$(16)
Unrealized gain (loss)		—	—	300
Gain (loss) on derivatives not designated as cash flow hedges	Revenues and Other: Other	$—	$—	$284
Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations is reflected in the statement of consolidated cash flows as a component of “Other” in “Adjustments to reconcile net income (loss) to net cash provided by operating activities.”
6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In millions)
Accrued operating expenses	$110	$139
Accrued exploration and development	463	637
Accrued compensation and benefits	201	166
Accrued interest	145	144
Accrued income taxes	22	47
Current asset retirement obligation	66	36
Current debt	—	1
Refundable deposits	174	—
Other	77	53
Total Other current liabilities	$1,258	$1,223

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the years ended December 31, 2016 and 2015:

	2016	2015
	(In millions)
Asset retirement obligation at beginning of year	$2,598	$2,952
Liabilities incurred	41	68
Liabilities divested	(7)	(490)
Liabilities settled	(57)	(90)
Accretion expense	156	158
Revisions in estimated liabilities	(233)	—
Asset retirement obligation at end of year	2,498	2,598
Less current portion	(66)	(36)
Asset retirement obligation, long-term	$2,432	$2,562
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
Accretion expense for 2015 includes discontinued operations of $13 million, which are included in “Net income (loss) from discontinued operations, net of tax” in the statement of consolidated operations.

During 2016 and 2015, the Company recorded $41 million and $68 million, respectively, in abandonment liabilities resulting from Apache’s exploration and development capital program. Liabilities settled primarily relate to individual properties, platforms, and facilities plugged and abandoned during the period. Approximately $233 million of abandonment costs were revised downward to reflect changes in estimates of timing and costs, primarily in the North Sea.
8.    DEBT
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
In November 2016, the Company initiated a program to purchase in the open market up to $250 million in aggregate principal amount of senior notes issued under its indentures. In the fourth quarter of 2016, Apache purchased and canceled $181 million aggregate principal amount of its senior notes through open market repurchases for $182 million in cash, including accrued interest and $0.5 million of premium. These repurchases resulted in a $1 million net loss on extinguishment of debt, which is included in “Financing costs, net” in Apache's consolidated statement of operations. The net loss includes an acceleration of related discount and deferred financing costs.
In January 2017, Apache purchased and canceled an additional $69 million aggregate principal amount of senior notes for $71 million in cash, including accrued interest and $1 million of premium, which completed the open market repurchase program.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the carrying value of the Company’s debt at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In millions)
Commercial paper	$—	$—
6.9% notes due 2018(1)	400	400
7.0% notes due 2018	150	150
7.625% notes due 2019	150	150
3.625% notes due 2021(1)	493	500
3.25% notes due 2022(1)	857	919
2.625% notes due 2023(1)	528	531
7.7% notes due 2026	100	100
7.95% notes due 2026	180	180
6.0% notes due 2037(1)	1,000	1,000
5.1% notes due 2040(1)	1,499	1,500
5.25% notes due 2042(1)	500	500
4.75% notes due 2043(1)	1,413	1,500
4.25% notes due 2044(1)	780	800
7.375% debentures due 2047	150	150
7.625% debentures due 2096	150	150
	8,350	8,530
Subsidiary and other obligations:
Notes due in 2017	—	1
Apache Finance Canada 7.75% notes due 2029	300	300
	300	301
Debt before unamortized discount and debt issuance costs	8,650	8,831
Unamortized discount	(50)	(53)
Debt issuance costs	(56)	(61)
Total debt	8,544	8,717
Current maturities	—	(1)
Long-term debt	$8,544	$8,716

(1)	These notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The remaining notes and debentures are not redeemable.
Debt maturities as of December 31, 2016, excluding discounts and debt issuance costs, are as follows:

(In millions)
2017	$—
2018	550
2019	150
2020	—
2021	493
Thereafter(1)	7,457
Total Debt(1), excluding discounts and debt issuance costs	$8,650

(1)
In January 2017, Apache purchased and canceled $69 million aggregate principal amount of senior notes (see overview above), which reduces “Thereafter” and “Total Debt” maturities to $7.4 billion and $8.6 billion, respectively, as of January 31, 2017.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented as a direct deduction from the carrying value of the associated debt liability. The Company adopted this update in the first quarter of 2016 and applied the changes retrospectively for all periods presented. At December 31, 2015, the Company had debt issuance costs of $61 million classified as a long-term asset as a component of “Deferred charges and other” on the balance sheet that have been netted against “Long-term debt” in these financial statements. As of December 31, 2016, long-term debt is presented net of debt issuance costs of $56 million.
Fair Value
The Company’s debt is recorded at the carrying amount, net of unamortized discount and debt issuance costs, on its consolidated balance sheet. The carrying amount of the Company’s commercial paper and uncommitted credit facilities and overdraft lines approximate fair value because the interest rates are variable and reflective of market rates. Apache uses a market approach to determine the fair value of its fixed-rate debt using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Commercial paper	$—	$—	$—	$—
Notes and debentures	8,544	9,183	8,717	8,330
Total Debt	$8,544	$9,183	$8,717	$8,330
Money Market and Overdraft Lines of Credit
The Company has certain uncommitted money market and overdraft lines of credit that are used from time to time for working capital purposes. As of December 31, 2016 and 2015, there was no outstanding balance on Apache’s lines of credit.
Unsecured Committed Bank Credit Facilities

In June 2015, the Company entered into a five-year revolving credit facility which matures in June 2020, subject to Apache’s two, one-year extension options. The facility provides for aggregate commitments of $3.5 billion (including a $750 million letter of credit subfacility), with rights to increase commitments up to an aggregate $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its commercial paper program. In connection with entry into the $3.5 billion facility, Apache terminated $5.3 billion in commitments under existing credit facilities. As of December 31, 2016, there were no borrowings under this credit facility, leaving aggregate available borrowing capacity at $3.5 billion.
At the Company’s option, the interest rate per annum for borrowings under the 2015 facility is either a base rate, as defined, plus a margin or the London Inter-bank Offered Rate (LIBOR), plus a margin. The Company also pays quarterly a facility fee at per annum rate on total commitments. The margins and the facility fee vary based upon the Company’s senior long-term debt rating. At December 31, 2016, the base rate margin was 0.075 percent, the LIBOR margin was 1.075 percent, and the facility fee was 0.175 percent.
The financial covenants of the 2015 credit facility require the Company to maintain an adjusted debt-to-capital ratio of not greater than 60 percent at the end of any fiscal quarter. For purposes of this calculation, capital excludes the effects of non-cash write-downs, impairments, and related charges occurring after June 30, 2015.
The 2015 facility’s negative covenants restrict the ability of the Company and its subsidiaries to create liens securing debt on its hydrocarbon-related assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens, liens on subsidiary assets located outside of the United States and Canada, and liens arising as a matter of law, such as tax and mechanics’ liens. The Company also may incur liens on assets if debt secured thereby does not exceed 5 percent of the Company’s consolidated assets, or approximately $1.1 billion as of December 31, 2016. Negative covenants also restrict Apache’s ability to merge with another entity unless it is the surviving entity, dispose of substantially all of its assets, and guarantee debt of non-consolidated entities in excess of the stated threshold.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2016, Apache entered into a three-year letter of credit facility providing £900 million in commitments, with options to increase commitments to £1.075 billion and extend the term by one year. The facility is available for letters of credit denominated in pounds sterling, U.S. Dollars, Canadian Dollars, and any other foreign currency consented to by an issuing bank. The facility also is available for loans in pounds sterling, U.S. Dollars, and Canadian Dollars to cash collateralize letters of credit or obligations to provide letters of credit, in each case, to the extent letters of credit are unavailable under the facility. The facility’s representations and warranties, covenants, and events of default are substantially similar to those in Apache’s 2015 $3.5 billion revolving credit facility.
Commissions are payable on letters of credit outstanding under the 2016 facility at a per annum rate equal to a LIBOR margin. Borrowings bear interest per annum at a base rate or LIBOR, plus a margin. A facility fee at a per annum rate on aggregate commitments also is payable. Letter of credit commissions, the interest margin, and the facility fee vary depending on Apache’s senior unsecured long-term debt rating. At December 31, 2016, the LIBOR margin was 1.075 percent, the base rate margin was 0.075 percent, and the facility fee was 0.175 percent.
The 2016 facility is available for the Company’s letter of credit needs, particularly those which may arise in respect of abandonment obligations assumed in various North Sea acquisitions. As of December 31, 2016, three letters of credit aggregating approximately £147.5 million and no borrowings were outstanding under this facility.
There are no clauses in the 2015 $3.5 billion or 2016 £900 million credit facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The agreements for these facilities do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if the Company or any of its U.S. or Canadian subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if the Company undergoes a specified change in control or any borrower has specified pension plan liabilities in excess of the stated threshold. The Company was in compliance with the terms of these credit facilities as of December 31, 2016.
Commercial Paper Program
The Company has available a $3.5 billion commercial paper program which generally enables Apache to borrow funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under the Company’s 2015 committed credit facility. At December 31, 2016 and 2015, the Company had no commercial paper outstanding.
Subsidiary Notes – Apache Finance Canada
Apache Finance Canada has approximately $300 million of publicly traded notes due in 2029 that are fully and unconditionally guaranteed by Apache. For further discussion of subsidiary debt, please see Note 18—Supplemental Guarantor Information.
Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Interest expense	$464	$486	$499
Amortization of deferred loan costs	8	11	6
Capitalized interest	(48)	(15)	(85)
Loss on extinguishment of debt	1	39	—
Interest income	(8)	(10)	(7)
Financing costs, net	$417	$511	$413

As of December 31, 2016, the Company has $50 million of debt discounts, which will be charged to interest expense over the life of the related debt issuances. Discount amortization of $3 million was recorded as interest expense in each of 2016, 2015, and 2014.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. INCOME TAXES
Loss from continuing operations before income taxes is composed of the following:

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
U.S.	$(997)	$(9,386)	$(4,807)
Foreign	(685)	(2,783)	(2,023)
Total	$(1,682)	$(12,169)	$(6,830)
The total income tax provision (benefit) from continuing operations consists of the following:

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Current income taxes:
Federal	$(14)	$363	$(10)
State	(30)	41	1
Foreign	435	31	1,290
	391	435	1,281
Deferred income taxes:
Federal	(257)	(1,123)	(671)
State	—	(51)	(45)
Foreign	(576)	(271)	(1,083)
	(833)	(1,445)	(1,799)
Total	$(442)	$(1,010)	$(518)

The total income tax provision (benefit) differs from the amounts computed by applying the U.S. statutory income tax rate to loss before income taxes. A reconciliation of the tax on the Company’s loss from continuing operations before income taxes and total tax expense is shown below:

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Income tax expense (benefit) at U.S. statutory rate	$(589)	$(4,259)	$(2,391)
State income tax, less federal effect(1)	(19)	(7)	(28)
Taxes related to foreign operations	303	(662)	(147)
Tax credits	(1)	(6)	—
Tax on distributed foreign earnings	80	726	311
Foreign tax credits	(136)	(2,090)	—
Deferred tax on undistributed foreign earnings	(31)	1,903	560
Tax impact of goodwill adjustments	—	82	161
Change in U.K. tax rate	(238)	(414)	—
Net change in tax contingencies	(19)	20	(3)
Canadian USD functional currency election	158	—	—
Valuation allowances(1)	10	3,746	1,021
All other, net	40	(49)	(2)
	$(442)	$(1,010)	$(518)

(1)	The change in state valuation allowance is included as a component of state income tax.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The net deferred income tax liability reflects the net tax impact of temporary differences between the asset and liability amounts carried on the balance sheet under the U.S. GAAP method of accounting and amounts utilized for income tax purposes. The net deferred income tax liability consists of the following:

	December 31,
	2016	2015
	(In millions)
Deferred tax assets:
Deferred income	$105	$20
U.S. and state net operating losses	1,095	329
Foreign net operating losses	1,424	1,507
Tax credits and other tax incentives	62	82
Foreign tax credits	2,226	2,090
Accrued expenses and liabilities	153	136
Asset retirement obligation	875	1,037
Property and equipment	1,189	1,534
Total deferred tax assets	7,129	6,735
Valuation allowance	(5,401)	(5,434)
Net deferred tax assets	1,728	1,301
Deferred tax liabilities:
Deferred income	—	140
Investment in foreign subsidiaries	1,872	1,903
Equity investments	23	5
Property and equipment	1,533	1,773
Other	5	4
Total deferred tax liabilities	3,433	3,825
Net deferred income tax liability	$1,705	$2,524

Net deferred tax assets and liabilities are included in the consolidated balance sheet as follows:

	December 31,
	2016	2015
	(In millions)
Assets:
Deferred charges and other	$5	$5
Liabilities:
Deferred income taxes	1,710	2,529
Net deferred income tax liability	$1,705	$2,524
In 2016, the U.K. government enacted Finance Bill 2016, which provides tax relief to E&P companies operating in the North Sea through a reduction of Supplementary Charge from 20 percent to 10 percent, effective January 1, 2016. As a result of the enacted legislation, in 2016, Apache recorded a deferred tax benefit of $238 million related to the remeasurement of the Company’s December 31, 2015 U.K. deferred income tax liability.
In 2015, Apache repatriated the sales proceeds from the divestment of its interest in LNG projects and Australian upstream assets. Upon the repatriation of these proceeds, Apache recognized a U.S. current income tax liability of $560 million. Also in 2015, the U.K. government enacted Finance Bill 2015, which provided a reduction of Supplementary Charge from 32 percent to 20 percent, effective January 1, 2015. As a result of the enacted legislation, in 2015, Apache recorded a deferred tax benefit of $414 million related to the remeasurement of the Company’s December 31, 2014 U.K. deferred income tax liability.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2014, Apache evaluated its permanent reinvestment position and determined that undistributed earnings from certain foreign subsidiaries located in Apache’s Australia, Egypt, and North Sea regions will no longer be permanently reinvested. As a result of this change in position, the Company recorded $560 million of U.S. deferred income tax expense on undistributed earnings that were previously considered permanently reinvested as a component of continuing operations. In addition, the Company recorded $311 million of U.S. deferred income tax expense on foreign earnings that were distributed to the U.S. in 2014. The Company’s Canadian subsidiaries do not currently have undistributed earnings.
The Company has recorded an increase in valuation allowance against certain deferred tax assets, primarily driven by asset impairments. The Company has assessed the future potential to realize these deferred tax assets and has concluded that it is more likely than not that these deferred tax assets will not be realized based on current economic conditions and expectations for the future.
In 2016, 2015, and 2014, the Company's valuation allowance decreased by $33 million, increased by $3.9 billion, and increased by $966 million, respectively, as detailed in the table below:

	2016	2015	2014
	(In millions)
Balance at beginning of year	$5,434	$1,564	$598
State(1)	(43)	151	62
U.S.	139	2,159	—
Foreign(2)	(129)	1,560	1,021
Discontinued operations(3)	—	—	(117)
Balance at end of year	$5,401	$5,434	$1,564

(1)	Reported as a component of state income taxes.

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

On December 31, 2016, the Company had net operating losses as follows:

	Amount	Expiration
	(In millions)
Net operating losses:
U.S.	$2,452	2018 - 2037
State	4,774	Various
Canada	125	2028 - 2035
The Company has a U.S. net operating loss carryforward of $2.5 billion, which includes $197 million of net operating loss subject to annual limitation under Section 382 of the Internal Revenue Code. The Company also has $829 million of capital loss carryforwards in Canada, which have an indefinite carryover period. The Company has recorded a valuation allowance against the U.S. net operating loss subject to Section 382 limitation, the state net operating loss, the Canadian net operating loss, and the Canadian capital loss because it is probable that these attributes will expire unutilized.
On December 31, 2016, the Company had foreign tax credits as follows:

	Amount	Expiration
	(In millions)
Foreign tax credits	$2,226	2025-2026
The Company has a $2.2 billion U.S. foreign tax credit carryforward. The Company has recorded a valuation allowance against the U.S. foreign tax credits listed above because it is probable that these attributes will expire unutilized.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	2016	2015	2014
	(In millions)
Balance at beginning of year	$19	$—	$3
Additions based on tax positions related to the current year	15	19	—
Reductions for tax positions of prior years	(19)	—	(3)
Balance at end of year	$15	$19	$—
The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Each quarter the Company assesses the amounts provided for and, as a result, may increase (expense) or reduce (benefit) the amount of interest and penalties. During the years ended December 31, 2016, 2015, and 2014 the Company recorded tax expense of nil, tax expense of $1 million, and tax benefit of $1 million, respectively, for interest and penalties. At December 31, 2016, 2015, and 2014 the Company had an accrued liability for interest and penalties of nil, $1 million, and nil, respectively.
In 2016 and 2015, the Company recorded a $4 million net reduction and a $19 million increase in its reserve for uncertain tax positions, respectively. In 2014, the Internal Revenue Service concluded its audit of the 2011 and 2012 tax years, and the Company reduced its unrecognized tax benefit by $3 million as a result of the conclusion of this audit.
Apache and its subsidiaries are subject to U.S. federal income tax as well as income tax in various states and foreign jurisdictions. The Company’s uncertain tax positions are related to tax years that may be subject to examination by the relevant taxing authority. Apache’s earliest open tax years in its key jurisdictions are as follows:
Jurisdiction

U.S.	2012
Canada	2012
Egypt	1998
U.K.	2014

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    COMMITMENTS AND CONTINGENCIES
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
On July 24, 2013, a lawsuit captioned Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East v. Tennessee Gas Pipeline Company et al., Case No. 2013-6911 was filed in the Civil District Court for the Parish of Orleans, State of Louisiana, in which plaintiff on behalf of itself and as the board governing the levee districts of Orleans, Lake Borgne Basin, and East Jefferson alleges that Louisiana coastal lands have been damaged as a result of oil and gas industry activity, including a network of canals for access and pipelines. Plaintiff seeks unspecified damages and injunctive relief in the form of abatement and restoration based on claims of negligence, strict liability, natural servitude of drain, public nuisance, private nuisance, and breach of contract – third party beneficiary. Apache has been indiscriminately named as one of many defendants in the lawsuit. In 2014 the Louisiana state government passed a law (SB 469) clarifying that only entities authorized under the Coastal Zone Management Act may bring litigation to assert claims arising out of the permitted activities. Plaintiff is not one of those authorized entities. On February 13, 2015, the federal court entered judgment in favor of defendants dismissing all of plaintiff’s claims with prejudice on various grounds, and plaintiff appealed the case to the 5th Circuit Court of Appeals. The appeal is still pending. The overall exposure related to this lawsuit is not currently determinable. While an adverse judgment against Apache might be possible, Apache intends to continue to vigorously oppose the claims, including by defending against plaintiff’s appeal of the federal court’s judgment.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 8, 2013, Plaquemines Parish, Louisiana, filed three lawsuits against Apache and other oil and gas producers in the Parish’s 25th Judicial District Court, captioned Parish of Plaquemines v. Rozel Operating Company et al., Docket No. 60-996; Parish of Plaquemines v. Apache Oil Corporation et al., Docket No. 610; and Parish of Plaquemines v. HHE Energy Company et al., Docket No. 60-983. On or about February 4, 2016, Cameron Parish, Louisiana, filed six new lawsuits against Apache and other oil and gas producers in the Parish’s 38th Judicial District Court, captioned Parish of Cameron v. BEPCO, L.P., et al., Docket No. 10-19572; Parish of Cameron v. BP America Production Company et al., Docket No. 10-19576; Parish of Cameron v. Apache Corporation (of Delaware) et al., Docket No. 10-19579; Parish of Cameron v. Atlantic Richfield Company et al., Docket No. 10-19577; Parish of Cameron v. Alpine Exploration Companies, Inc., et al., Docket No. 19580; and Parish of Cameron v. Auster Oil and Gas, Inc., et al, Docket No. 10-19582. On July 28, 2016, Vermillion Parish, Louisiana, filed an amended petition against Apache and other oil and gas producers in the 15th Judicial District Court, captioned Keith Stutes, District Attorney for the 15th Judicial District of the State of Louisiana v. Gulfport Energy, et al., Docket No.102156. On September 30, 2016, St. Bernard Parish, Louisiana, filed an Amended Petition against Apache and other oil and gas producers in the 34th Judicial District Court, captioned The Parish of St. Bernard v. Atlantic Richfield et al., Docket No. 16-1228. Many similar lawsuits have been filed against other oil and gas producers in Parishes across south Louisiana. In these cases, the Parishes, as plaintiffs, allege that certain of defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable state law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While an adverse judgment against Apache might be possible, Apache intends to vigorously oppose these claims.
Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, in a Fourth Amended Petition filed on March 21, 2016, plaintiffs allege damages in excess of $500 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. Apache believes that plaintiffs’ claims lack merit, and further that plaintiffs’ alleged damages are grossly inflated. Apache will vigorously oppose the claims.

Escheat Audits
In September 2010, the State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property) (Delaware), notified Apache Corporation that Delaware’s consultant, Kelmar Associates (Kelmar), would examine Apache’s books and records and those of its subsidiaries and related entities to determine compliance with Delaware Escheat Laws.
Delaware completed its audit of the Company's accounts payable, payroll, and royalty payments, on which the Company expects an assessment of less than $200,000. However, Delaware suspended its audit before completing its examination of the Company’s accounts receivable, following the June 2016 Temple-Inland v. Cook court decision, in which the Delaware federal court determined that Delaware’s current method and technique for estimating a company’s unclaimed property liability violates the due process requirements of the U.S. Constitution.  In response to that decision, the Delaware Legislature is considering changes to its unclaimed property statute.  The timing and extent of any legislative modifications is currently unknown.
Burrup-Related Gas Supply Lawsuits
In the cases captioned Radhika Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2011 4653 and Pankaj Oswal v. Australia and New Zealand Banking Group Limited (ANZ) et al., No. SCI 2012 01995, in the Supreme Court of Victoria, Australia, trial commenced on May 30, 2016. In August 2016, the cases settled on confidential terms including an exchange of consideration that did not have a material effect on the Company’s financial position.

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
As of December 31, 2016, the Company had an undiscounted reserve for environmental remediation of approximately $51 million. Apache is not aware of any environmental claims existing as of December 31, 2016 that have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
Apache Canada Ltd. (ACL) reported a produced water release from a water injection pipeline in a remote area of the Belloy Field that occurred on or about May 4, 2016, and an H2S leak at the Zama 10-33-115-06 on or about September 19, 2016. The causes of these incidents remain under investigation. With respect to previous releases of produced water that occurred in the Zama area on or between October 3 and October 25, 2013, and in the Belloy Field on or about January 20, 2014, the Company resolved all of the charges associated with these releases with the Crown. The Company does not expect the economic impact of any of these incidents to have a material effect on the Company’s financial position, results of operations, or liquidity.

LNG Divestiture Dispute

Each of Woodside and the Company asserted claims against the other resulting in court proceedings in the Supreme Court of Western Australia and the Court of Queen’s Bench of Alberta, Calgary. Woodside also initiated third party expert determination proceedings at the ICC International Centre for ADR concerning certain aspects of its purchase price adjustment claims. Each of these proceedings has now been dismissed by agreement in November 2016. The parties have resolved the central matters in dispute on mutually agreeable terms and there was no significant impact on the Company’s financial position, results of operations, or liquidity.
Australian Operations Divestiture Dispute
By a Sale and Purchase Agreement dated April 9, 2015 (SPA), the Company and its subsidiaries divested their remaining Australian operations to Quadrant Energy Pty Ltd (Quadrant). Closing occurred on June 5, 2015. By letter dated June 6, 2016, Quadrant provided the Company with a notice of claim under the SPA claiming approximately $200 million in the aggregate. The Company believes that these claims lack merit and will not have a material adverse effect on the Company’s financial position, results of operation, or liquidity.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contractual Obligations
At December 31, 2016, contractual obligations for long-term operating leases, capital leases, and purchase obligations are as follows:

Net Minimum Commitments	Total	2017	2018-2019	2020-2021	2022 & Beyond
	(In millions)
Drilling rigs	$244	$177	$67	$—	$—
Purchase obligations(1)	680	119	287	250	24
Operating lease obligations(2)	258	56	95	37	70
Capital lease obligations	$43	$1	$3	$3	$36
Total Net Minimum Commitments	$1,225	$353	$452	$290	$130

(1)
Includes minimum commitments associated with long-term take-or-pay contracts, NGL processing agreements, drilling work program commitments, and agreements to secure capacity rights on third-party pipelines.

(2)
Amounts include long-term lease payments for office space, aircraft, supply and standby vessels, gas pipeline and land leases, and equipment related to exploration, development, and production activities, such as compressors. The Company expects to receive $10 million in sublease income associated with these leases.

The table above includes leases for buildings, facilities, and related equipment with varying expiration dates through 2042. Net rental expense for continuing operations was $59 million, $57 million, and $45 million for 2016, 2015, and 2014, respectively. Costs incurred under take-or-pay and throughput obligations were $86 million, $92 million, and $89 million for 2016, 2015, and 2014, respectively.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    RETIREMENT AND DEFERRED COMPENSATION PLANS
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
The aggregate annual cost to Apache of all U.S. plans, the money purchase retirement plan, non-qualified retirement/savings plan, and non-qualified restorative retirement savings plan was $82 million, $77 million, and $107 million for 2016, 2015, and 2014, respectively.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth the benefit obligation, fair value of plan assets and funded status as of December 31, 2016, 2015, and 2014, and the underlying weighted average actuarial assumptions used for the U.K. Pension Plan and U.S. postretirement benefit plan. Apache uses a measurement date of December 31 for its pension and postretirement benefit plans.

	2016		2015		2014
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)
Change in Projected Benefit Obligation
Projected benefit obligation beginning of year	$202	$26	$216	$22	$189	$28
Service cost	4	2	5	2	5	3
Interest cost	7	1	8	1	9	1
Foreign currency exchange rate changes	(39)	—	(10)	—	(13)	—
Actuarial losses (gains)	32	(2)	(10)	—	31	(9)
Effect of curtailment and settlements	—	—	—	2	—	—
Benefits paid	(4)	(3)	(7)	(2)	(5)	(2)
Retiree contributions	—	2	—	1	—	1
Projected benefit obligation at end of year	202	26	202	26	216	22
Change in Plan Assets
Fair value of plan assets at beginning of year	197	—	206	—	191	—
Actual return on plan assets	46	—	1	—	25	—
Foreign currency exchange rates	(39)	—	(10)	—	(13)	—
Employer contributions	6	1	7	1	8	1
Benefits paid	(4)	(3)	(7)	(2)	(5)	(2)
Retiree contributions	—	2	—	1	—	1
Fair value of plan assets at end of year	206	—	197	—	206	—
Funded status at end of year	$4	$(26)	$(5)	$(26)	$(10)	$(22)
Amounts recognized in Consolidated Balance Sheet
Current liability	$—	$(2)	$—	$(2)	$—	$(1)
Non-current asset (liability)	4	(24)	(5)	(24)	(10)	(21)
	$4	$(26)	$(5)	$(26)	$(10)	$(22)
Pre-tax Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Accumulated gain (loss)	$(25)	$9	$(32)	$9	$(37)	$10

Weighted Average Assumptions used as of December 31
Discount rate	2.70%	3.76%	3.90%	3.95%	3.70%	3.62%
Salary increases	4.80%	N/A	4.60%	N/A	4.60%	N/A
Expected return on assets	3.40%	N/A	4.10%	N/A	3.90%	N/A
Healthcare cost trend
Initial	N/A	7.00%	N/A	7.00%	N/A	7.00%
Ultimate in 2025	N/A	5.00%	N/A	5.00%	N/A	5.00%

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2016, 2015, and 2014, the accumulated benefit obligation for the U.K. Pension Plan was $181 million, $169 million, and $183 million, respectively.
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

	Target Allocation	Percentage of Plan Assets at Year-End
	2016	2016	2015
Asset Category
Equity securities:
U.K. quoted equities	14%	14%	14%
Overseas quoted equities	26%	26%	26%
Total equity securities	40%	40%	40%
Debt securities:
U.K. Government bonds	47%	47%	48%
U.K. corporate bonds	12%	12%	12%
Debt securities	59%	59%	60%
Cash	1%	1%	—%
Total	100%	100%	100%

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The plan’s assets do not include any direct ownership of equity or debt securities of Apache. The fair value of plan assets is based upon unadjusted quoted prices for identical instruments in active markets, which is a Level 1 fair value measurement. The following tables present the fair values of plan assets for each major asset category based on the nature and significant concentration of risks in plan assets at December 31, 2016 and December 31, 2015:

	Fair Value Measurements Using:
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
	(In millions)
December 31, 2016
Equity securities:
U.K. quoted equities(1)	$28	$—	$—	$28
Overseas quoted equities(2)	54	—	—	54
Total equity securities	82	—	—	82
Debt securities:
U.K. Government bonds(3)	97	—	—	97
U.K. corporate bonds(4)	25	—	—	25
Total debt securities	122	—	—	122
Cash	2	—	—	2
Fair value of plan assets	$206	$—	$—	$206
December 31, 2015
Equity securities:
U.K. quoted equities(1)	$27	$—	$—	$27
Overseas quoted equities(2)	53	—	—	53
Total equity securities	80	—	—	80
Debt securities:
U.K. Government bonds(3)	93	—	—	93
U.K. corporate bonds(4)	24	—	—	24
Total debt securities	117	—	—	117
Fair value of plan assets	$197	$—	$—	$197

(1)	This category comprises U.K. passive equities, which are benchmarked against the FTSE 350 Index.

(2)
This category includes overseas equities, which comprises 30 percent passive global equities benchmarked against the MSCI World (NDR) Index, 12 percent passive global equities (hedged) benchmarked against the MSCI World (NDR) Hedged Index, 30 percent fundamental indexation global equities benchmarked against the FTSE RAFI Developed 1000 index, 12 percent fundamental indexation global equities (hedged) benchmarked against the FTSE RAFI Developed 1000 Hedge Index, and 16 percent emerging markets benchmarked against the MSCI Emerging Markets (NDR) Index, which has a performance target of 2 percent per annum over the benchmark over a rolling three-year period.

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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth the components of the net periodic cost and the underlying weighted average actuarial assumptions used for the pension and postretirement benefit plans as of December 31, 2016, 2015, and 2014:

	2016		2015		2014
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)
Component of Net Periodic Benefit Costs
Service cost	$4	$2	$5	$2	$5	$3
Interest cost	7	1	8	1	9	1
Expected return on assets	(7)	—	(8)	—	(11)	—
Amortization of actuarial (gain) loss	1	(1)	2	—	1	—
Curtailment (gain) loss	—	—	—	—	—	—
Net periodic benefit cost	$5	$2	$7	$3	$4	$4
Weighted Average Assumptions used to determine Net Period Benefit Cost for the Years ended December 31
Discount rate	3.90%	3.95%	3.70%	3.62%	4.60%	4.33%
Salary increases	4.60%	N/A	4.60%	N/A	4.90%	N/A
Expected return on assets	4.10%	N/A	3.90%	N/A	5.60%	N/A
Healthcare cost trend
Initial	N/A	7.00%	N/A	7.00%	N/A	7.00%
Ultimate in 2025	N/A	5.00%	N/A	5.00%	N/A	5.00%
Assumed health care cost trend rates affect amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Postretirement Benefits
	1% Increase	1% Decrease
	(In millions)
Effect on service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	5	(4)
Apache expects to contribute approximately $5 million to its pension plan and $2 million to its postretirement benefit plan in 2017. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(In millions)
2017	$4	$2
2018	4	2
2019	4	2
2020	4	2
2021	4	2
Years 2022-2026	24	9

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    CAPITAL STOCK
Common Stock Outstanding

	2016	2015	2014
Balance, beginning of year	378,034,175	376,504,892	395,772,908
Shares issued for stock-based compensation plans:
Treasury shares issued	11,504	17,525	17,454
Common shares issued	1,393,997	1,511,758	1,665,259
Treasury shares acquired	—	—	(20,950,729)
Balance, end of year	379,439,676	378,034,175	376,504,892
Net Income (Loss) per Common Share
A reconciliation of the components of basic and diluted net income (loss) per common share for the years ended December 31, 2016, 2015, and 2014 is presented in the table below.

	2016			2015			2014
	Loss	Shares	Per Share	Income (Loss)	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic and Diluted:
Loss from continuing operations	$(1,372)	379	$(3.62)	$(10,844)	378	$(28.70)	$(6,653)	384	$(17.32)
Income (loss) from discontinued operations	(33)	379	(0.09)	492	378	1.30	(1,707)	384	(4.44)
Loss attributable to common stock	$(1,405)	379	$(3.71)	$(10,352)	378	$(27.40)	$(8,360)	384	$(21.76)
The diluted EPS calculation excludes options and restricted shares that were anti-dilutive totaling 4.7 million, 7.0 million, and 4.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Stock Repurchase Program
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through December 31, 2014, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company has not purchased any additional shares during 2016 or 2015, and is not obligated to acquire any specific number of shares.
Common Stock Dividend
The Company paid common stock dividends of $1.00 per share in 2016, $1.00 per share in 2015, and $0.95 per share in 2014.
Stock Compensation Plans
The Company has several stock-based compensation plans, which include stock options, restricted stock, and conditional restricted stock unit plans. On May 12, 2016, the Company's shareholders approved the 2016 Omnibus Compensation Plan (the 2016 Plan), which is intended to provide eligible employees with equity-based incentives. The 2016 Plan provides for the granting of Incentive Stock Options, Non-Qualified Stock Options, Performance Awards, Restricted Stock Awards, Restricted Stock Units, Stock Appreciation Rights, Cash Awards, or any combination of the foregoing. A total of 22.9 million shares were authorized and available for grant under the 2016 Plan as of December 31, 2016. Previously approved plans remain in effect solely for the purpose of governing grants still outstanding that were issued prior to approval of the 2016 Plan. All new grants are issued from the 2016 Plan.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For 2016, 2015, and 2014, stock-based compensation expensed was $131 million, $100 million, and $148 million ($93 million, $65 million, and $95 million after tax), respectively. Costs related to the plans are capitalized or expensed based on the nature of each employee’s activities. A description of the Company’s stock-based compensation plans and related costs follows:

	2016	2015	2014
	(In millions)
Stock-based compensation expensed	$131	$100	$148
Stock-based compensation capitalized	40	53	62
Total stock-based compensation costs	$171	$153	$210
Stock Options
As of December 31, 2016, the Company had issued options to purchase shares of the Company’s common stock under the employee stock option plan adopted in 2005 (the Stock Option Plan), as well as the 2007 Omnibus Equity Compensation Plan (the 2007 Plan), the 2011 Plan, and the 2016 Plan (together, the Omnibus Plans). New shares of Company stock will be issued for employee stock option exercises. Under the Stock Option Plan and the Omnibus Plans, the exercise price of each option equals the closing price of Apache’s common stock on the date of grant. Options issued prior to 2016 generally become exercisable ratably over a four-year period and expire 10 years after granted. Options granted in or after 2016 become exercisable ratably over a three-year period and expire 10 years after granted. The Omnibus Plans and the Stock Option Plan were submitted to and approved by the Company’s shareholders.

A summary of stock options issued and outstanding under the Stock Option Plan and the Omnibus Plans is presented in the table and narrative below:

	2016
	Shares Under Option	Weighted Average Exercise Price
	(In thousands)
Outstanding, beginning of year	4,931	$91.52
Granted	873	41.24
Exercised	—	—
Forfeited or expired	(691)	76.99
Outstanding, end of year(1)	5,113	84.89
Expected to vest(2)	887	46.88
Exercisable, end of year(3)	4,177	93.40

(1)	As of December 31, 2016, options outstanding had a weighted average remaining contractual life of 4.6 years and aggregate intrinsic value of $18 million.

(2)	As of December 31, 2016, options expected to vest had a weighted average remaining contractual life of 8.7 years and aggregate intrinsic value of $17 million.

(3)	As of December 31, 2016, options exercisable had a weighted average remaining contractual life of 3.7 years and aggregate intrinsic value of nil.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in the valuation are disclosed in the following table. Expected volatilities are based on historical volatility of the Company's common stock and other factors. The expected dividend yield is based on historical yields on the date of grant. The expected term of stock options granted represents the period of time that the stock options are expected to be outstanding and is derived from historical exercise behavior, current trends, and values derived from lattice-based models. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	2016	2015	2014
Expected volatility	32.72%	N/A	N/A
Expected dividend yields	2.42%	N/A	N/A
Expected term (in years)	6	N/A	N/A
Risk-free rate	1.44%	N/A	N/A
Weighted-average grant-date fair value	$10.38	N/A	N/A

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no options exercised during 2016. The intrinsic value of options exercised during 2015 and 2014 was approximately $3 million and $13 million, respectively. As of December 31, 2016, the total compensation cost related to non-vested options not yet recognized was $6 million, which will be recognized over the remaining vesting period of the options.
In January 2017, the Company issued 489,773 options to purchase shares of the Company’s common stock to eligible employees under the 2016 Plan. The total compensation cost of $9 million is estimated to be recognized over a three-year vesting period of these options.
Restricted Stock and Restricted Stock Units
The Company has restricted stock and restricted stock unit plans for eligible employees including officers. The programs created under the Omnibus Plans have been approved by Apache’s Board of Directors. In 2016, the Company awarded 4,049,023 restricted stock units at a weighted-average per-share market price of $47.37. In 2015 and 2014, the Company awarded 2,976,562 and 3,046,744 restricted stock units at a weighted-average per-share market price of $61.65 and $86.87, respectively. The value of the stock issued was established by the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2016, 2015, and 2014, $113 million ($73 million after tax), $90 million ($58 million after tax), and $111 million ($72 million after tax), respectively, was charged to expense. In 2016, 2015, and 2014, $35 million, $48 million, and $47 million was capitalized, respectively. As of December 31, 2016, there was $233 million of total unrecognized compensation cost related to 6,061,803 unvested restricted stock units. The weighted-average remaining life of unvested restricted stock units is approximately 1.3 years.

The fair value of the awards vested during 2016, 2015, and 2014 was approximately $151 million, $149 million, and $138 million, respectively. A summary of restricted stock unit activity for the year ended December 31, 2016, is presented below.

	Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Non-vested at January 1, 2016	4,570	$70.86
Granted	4,049	47.37
Vested	(2,081)	72.59
Forfeited	(476)	58.05
Non-vested at December 31, 2016	6,062	55.55
In January 2017, the Company awarded 1,866,606 restricted stock units at a weighted-average per-share market price of $63.25 under the 2016 Plan to eligible employees. The total compensation cost of $118 million, absent any forfeitures, is estimated to be recognized over a three-year vesting period of these restricted stock units.
Total Shareholder Return (TSR) Stock Units
To provide long-term incentives for Apache employees to deliver competitive returns to the Company’s stockholders, the Company has granted conditional restricted stock units to eligible employees. The ultimate number of shares awarded from these conditional restricted stock units is based upon measurement of total shareholder return of Apache common stock as compared to a designated peer group during a three-year performance period. Should any restricted stock units be awarded at the end of the three-year performance period, 50 percent of restricted stock units awarded will immediately vest, and an additional 25 percent will vest on succeeding anniversaries of the end of the performance period. Grants from the total shareholder return programs were outstanding at December 31, 2016, as described below:

•
In January 2013, the Company’s Board of Directors approved the 2013 TSR Program, pursuant to the 2011 Plan. In January 2013, eligible employees received initial conditional restricted stock unit awards totaling 1,232,176 units. In May 2013, the Company’s Board of Directors canceled 918,016 awards under the 2013 Performance Program for nonexecutive employees. Based on measurements of total shareholder return relative to the designated peer group at December 31, 2015, shares were paid out at 70 percent of target. A total of 29,957 awards were outstanding at December 31, 2016.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
In January 2014, the Company’s Board of Directors approved the 2014 TSR Program, pursuant to the 2011 Plan. In January 2014, eligible employees received initial conditional restricted stock unit awards totaling 157,406 units. Based on measurements of total shareholder return relative to the designated peer group at December 31, 2016, shares were paid out at 100 percent of target. A total of 47,867 awards were outstanding at December 31, 2016.

The fair value cost of the awards was estimated on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2016, 2015, and 2014, $0.7 million ($0.5 million after tax), $0.6 million ($0.4 million after tax), and $18 million ($11 million after tax), respectively, was charged to expense. During 2016, 2015, and 2014, $0.1 million, $0.3 million, and $7 million was capitalized, respectively. As of December 31, 2016, there was $1.2 million of total unrecognized compensation cost related to 77,824 unvested conditional restricted stock units. The weighted-average remaining life of the unvested conditional restricted stock units is approximately 0.7 years.

	Shares	Weighted- Average Grant- Date Fair Value(1)
	(In thousands)
Non-vested at January 1, 2016	172	$78.22
Granted	—	—
Vested	(34)	76.07
Forfeited or expired	(60)	71.20
Non-vested at December 31, 2016	78	77.10

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

Business Performance Restricted Stock Units
Apache has a business performance program for certain eligible employees with 50 percent of the shares payout based upon the TSR program payout model as described above, and the remaining 50 percent of the shares based on performance and financial objectives as defined in the plan. The overall results of the objectives will be calculated at the end of the award’s stated performance period and, if a payout is warranted, applied to the target number of restricted stock units awarded. The business performance shares will immediately vest 50 percent at the end of the three-year performance period, with the remaining 50 percent vesting at the end of the following year. Grants from the total shareholder return programs outstanding at December 31, 2016, are as described below:

•
In February 2015, the Company’s Board of Directors approved the 2015 Business Performance Program, pursuant to the 2011 Plan. Eligible employees received initial conditional restricted stock unit awards totaling 602,304 units. The actual amount of shares awarded will be between zero and 150 percent of target. A total of 431,707 units were outstanding as of December 31, 2016, from which a minimum of zero and a maximum of 647,561 shares could be awarded.

•
In January 2016, the Company’s Board of Directors approved the 2016 Business Performance Program, pursuant to the 2011 Plan. Eligible employees received the initial conditional restricted stock unit totaling 871,369. The actual amount of shares awarded will be between zero and 200 percent of target. A total of 793,442 units were outstanding as of December 31, 2016, from which a minimum of zero and a maximum of 1,586,884 shares could be awarded.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value cost of the awards was estimated on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2016 and 2015, $14 million ($9 million after tax) and $3 million ($2 million after tax), respectively, were charged to expense. During 2016 and 2015, $2 million and $1 million were capitalized, respectively. As of December 31, 2016, there was $37 million of total unrecognized compensation cost related to 1,225,149 unvested conditional restricted stock units. The weighted-average remaining life of the unvested conditional restricted stock units is approximately 2.1 years.

	Shares	Weighted Average Grant- Date Fair Value(1)
	(In thousands)
Non-vested at January 1, 2016	501	$66.53
Granted	871	34.19
Vested	—	—
Forfeited or expired	(147)	45.65
Non-vested at December 31, 2016	1,225	45.60

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

In January 2017, the Company’s Board of Directors approved the 2017 Performance Program, pursuant to the 2016 Plan, with terms similar to the 2016 Performance Program described above. Eligible employees received the initial conditional restricted stock unit totaling 604,147 units, with the ultimate number of restricted stock units to be awarded ranging from zero to a maximum of 1,208,294 units. The grant date fair value per award was $66.97.
13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Components of accumulated other comprehensive loss include the following:

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Currency translation adjustment(1)	$(109)	$(109)	$(109)
Unfunded pension and postretirement benefit plan (Note 11)	(3)	(10)	(7)
Accumulated other comprehensive loss	$(112)	$(119)	$(116)

(1)
Currency translation adjustments resulting from translating the Canadian subsidiaries’ financial statements into U.S. dollar equivalents, prior to adoption of the U.S. dollar as their functional currency, were reported separately and accumulated in other comprehensive income (loss).

14.    MAJOR CUSTOMERS
In 2016 and 2015, purchases by China Petroleum & Chemical Corporation and its subsidiaries accounted for 21 percent and 12 percent, respectively, of the Company's worldwide oil and gas production revenues. In 2016 and 2015, purchases by Egyptian General Petroleum Company and its subsidiaries accounted for 12 percent and 11 percent, respectively, of the Company's worldwide oil and gas production revenues. In 2015 and 2014, purchases by Royal Dutch Shell plc and its subsidiaries accounted for 11 percent and 19 percent, respectively, of the Company’s worldwide oil and gas production revenues.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    BUSINESS SEGMENT INFORMATION
Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At December 31, 2016, the Company had production in four reporting segments: the United States, Canada, Egypt, and the U.K. North Sea. Apache also pursues exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity. Financial information for each area is presented below:

	United States	Canada	Egypt(1)	North Sea	Other International	Total(1)
	(In millions)
2016
Oil and gas production revenues	$1,997	$343	$2,057	$970	$—	$5,367
Operating Expenses:
Lease operating expenses	553	181	446	314	—	1,494
Gathering and transportation	80	68	44	8	—	200
Taxes other than income	139	20	—	(33)	—	126
Depreciation, depletion, and amortization	1,138	183	778	519	—	2,618
Exploration	285	88	48	37	15	473
Asset retirement obligation accretion	34	47	—	75	—	156
Impairments	80	367	1	655	—	1,103
Operating Income (Loss)	$(312)	$(611)	$740	$(605)	$(15)	(803)
Other Income (Expense):
Gain on divestitures, net						21
Other						(34)
General and administrative						(410)
Transaction, reorganization, and separation						(39)
Financing costs, net						(417)
Net Loss From Continuing Operations Before Income Taxes						$(1,682)
Net Property and Equipment	$11,168	$1,464	$3,362	$2,834	$39	$18,867
Total Assets	$12,403	$1,591	$4,893	$3,584	$48	$22,519
Additions to Net Property and Equipment	$926	$34	$459	$260	$2	$1,681

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	United States	Canada	Egypt(1)	North Sea	Other International	Total(1)
	(In millions)
2015
Oil and gas production revenues	$2,637	$498	$2,095	$1,280	$—	$6,510
Operating Expenses:
Lease operating expenses	739	244	522	349	—	1,854
Gathering and transportation	68	89	45	9	—	211
Taxes other than income	184	26	9	63	—	282
Depreciation, depletion, and amortization	1,558	301	927	514	—	3,300
Exploration	2,145	231	154	237	4	2,771
Asset retirement obligation accretion	28	43	—	74	—	145
Impairments	6,266	1,593	1,255	211	147	9,472
Operating Loss	$(8,351)	$(2,029)	$(817)	$(177)	$(151)	(11,525)
Other Income (Expense):
Gain on divestitures, net						281
Other						98
General and administrative						(380)
Transaction, reorganization, and separation						(132)
Financing costs, net						(511)
Net Loss From Continuing Operations Before Income Taxes						$(12,169)
Net Property and Equipment	$11,753	$2,074	$3,712	$3,263	$36	$20,838
Total Assets	$12,782	$2,225	$6,165	$4,280	$48	$25,500
Additions to Net Property and Equipment	$2,099	$403	$862	$715	$27	$4,106

2014
Oil and gas production revenues	$5,744	$1,092	$3,643	$2,316	$—	$12,795
Operating Expenses:
Lease operating expenses	921	384	499	434	—	2,238
Gathering and transportation	93	123	40	17	—	273
Taxes other than income	350	31	11	185	—	577
Depreciation, depletion, and amortization	2,408	439	872	807	—	4,526
Exploration	2,113	162	112	119	(7)	2,499
Asset retirement obligation accretion	43	39	—	72	—	154
Impairments	2,622	2,412	173	1,895	—	7,102
Operating Income (Loss)	$(2,806)	$(2,498)	$1,936	$(1,213)	$7	(4,574)
Other Income (Expense):
Loss on divestitures, net						(1,608)
Other						285
General and administrative						(453)
Transaction, reorganization, and separation						(67)
Financing costs, net						(413)
Net Loss From Continuing Operations Before Income Taxes						$(6,830)
Net Property and Equipment	$19,507	$4,197	$5,141	$3,300	$9	$32,154
Total Assets	$21,487	$4,728	$6,926	$4,480	$544	$38,165
Additions to Net Property and Equipment	$7,006	$1,358	$1,293	$1,060	$8	$10,725

(1)	Includes a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.    SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)
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

	United States	Canada	Egypt(3)	North Sea	Other International	Total(3)(4)
	(In millions, except per boe)
2016
Oil and gas production revenues	$1,997	$343	$2,057	$970	$—	$5,367
Operating cost:
Depreciation, depletion, and amortization(1)	1,055	174	733	498	—	2,460
Asset retirement obligation accretion	34	47	—	75	—	156
Lease operating expenses	553	181	446	314	—	1,494
Gathering and transportation	80	68	44	8	—	200
Exploration expenses	285	88	48	37	15	473
Impairments related to oil and gas properties	61	366	—	—	—	427
Production taxes(2)	135	18	—	(33)	—	120
Income tax	(72)	(162)	354	28	—	148
	2,131	780	1,625	927	15	5,478
Results of operation	$(134)	$(437)	$432	$43	$(15)	$(111)
2015
Oil and gas production revenues	$2,637	$498	$2,095	$1,280	$—	$6,510
Operating cost:
Depreciation, depletion, and amortization(1)	1,455	251	780	490	—	2,976
Asset retirement obligation accretion	28	43	—	74	—	145
Lease operating expenses	739	244	522	349	—	1,854
Gathering and transportation	68	89	45	9	—	211
Exploration expenses	2,145	231	154	237	4	2,771
Impairments related to oil and gas properties	6,154	1,031	193	11	—	7,389
Production taxes(2)	178	23	—	58	—	259
Income tax	(2,886)	(369)	180	26	—	(3,049)
	7,881	1,543	1,874	1,254	4	12,556
Results of operation	$(5,244)	$(1,045)	$221	$26	$(4)	$(6,046)
2014
Oil and gas production revenues	$5,744	$1,092	$3,643	$2,316	$—	$12,795
Operating cost:
Depreciation, depletion, and amortization(1)	2,294	382	735	784	—	4,195
Asset retirement obligation accretion	43	39	—	72	—	154
Lease operating expenses	921	384	499	434	—	2,238
Gathering and transportation	93	123	40	17	—	273
Exploration expenses	2,113	162	112	119	(7)	2,499
Impairments related to oil and gas properties	2,372	1,645	173	1,878	—	6,068
Production taxes(2)	342	27	—	177	—	546
Income tax	(864)	(421)	938	(723)	—	(1,070)
	7,314	2,341	2,497	2,758	(7)	14,903
Results of operation	$(1,570)	$(1,249)	$1,146	$(442)	$7	$(2,108)

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	This amount only reflects DD&A of capitalized costs of oil and gas properties and, therefore, does not agree with DD&A reflected on Note 15—Business Segment Information.

(2)	Only reflects amounts directly related to oil and gas producing properties and, therefore, does not agree with taxes other than income reflected on Note 15—Business Segment Information.

(3)	Includes noncontrolling interest in Egypt.

(4)	Prior year amounts have been recast to exclude discontinued operations.

Costs Incurred in Oil and Gas Property Acquisitions, Exploration, and Development Activities

	United States	Canada	Egypt(2)	Australia	North Sea	Argentina	Other International	Total(2)
	(In millions)
2016
Acquisitions:
Proved	$—	$1	$6	$—	$38	$—	$—	$45
Unproved	110	7	49	—	4	—	—	170
Exploration	278	23	67	—	84	—	18	470
Development	420	27	353	—	150	—	—	950
Costs incurred(1)	$808	$58	$475	$—	$276	$—	$18	$1,635
(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$21	$6	$—	$—	$21	$—	$—	$48
Asset retirement costs	(51)	(13)	—	—	(128)	—	—	(192)
2015
Acquisitions:
Proved	$1	$8	$29	$—	$—	$—	$—	$38
Unproved	313	23	—	—	—	—	—	336
Exploration	194	51	125	32	246	—	29	677
Development	1,729	151	741	98	479	—	—	3,198
Costs incurred(1)	$2,237	$233	$895	$130	$725	$—	$29	$4,249
(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$—	$—	$8	$6	$7	$—	$—	$21
Asset retirement costs	123	8	—	—	(66)	—	—	65
2014
Acquisitions:
Proved	$102	$—	$11	$—	$—	$—	$—	$113
Unproved	1,221	141	—	16	—	—	—	1,378
Exploration	505	93	207	131	103	9	1	1,049
Development	5,078	789	1,122	990	956	6	—	8,941
Costs incurred(1)	$6,906	$1,023	$1,340	$1,137	$1,059	$15	$1	$11,481
(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$17	$—	$9	$90	$29	$3	$—	$148
Asset retirement costs	43	175	—	55	34	—	—	307
(2) Includes a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Costs
The following table sets forth the capitalized costs and associated accumulated depreciation, depletion, and amortization relating to the Company’s oil and gas acquisition, exploration, and development activities:

	United States	Canada	Egypt(1)	North Sea	Other International	Total(1)
	(In millions)
2016
Proved properties	$19,170	$5,434	$10,169	$7,920	$—	$42,693
Unproved properties	1,465	109	76	280	39	1,969
	20,635	5,543	10,245	8,200	39	44,662
Accumulated DD&A	(10,034)	(4,120)	(7,287)	(5,531)	—	(26,972)
	$10,601	$1,423	$2,958	$2,669	$39	$17,690
2015
Proved properties	$18,692	$5,812	$9,798	$7,426	$—	$41,728
Unproved properties	1,615	172	25	429	36	2,277
	20,307	5,984	9,823	7,855	36	44,005
Accumulated DD&A	(9,027)	(3,958)	(6,559)	(4,913)	—	(24,457)
	$11,280	$2,026	$3,264	$2,942	$36	$19,548
(1) Includes a noncontrolling interest in Egypt.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Crude Oil and Condensate
	(Thousands of barrels)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2013	457,981	80,526	119,242	22,524	100,327	14,195	794,795
December 31, 2014	444,440	75,876	128,712	29,996	105,746	—	784,770
December 31, 2015	348,797	67,847	144,164	—	104,255	—	665,063
December 31, 2016	300,900	51,508	138,771	—	91,138	—	582,317
Proved undeveloped reserves:
December 31, 2013	195,835	56,366	16,302	36,703	29,253	2,231	336,690
December 31, 2014	170,125	59,923	14,617	25,775	19,059	—	289,499
December 31, 2015	60,505	38,326	17,856	—	11,309	—	127,996
December 31, 2016	21,088	7,906	20,187	—	10,784	—	59,965
Total proved reserves:
Balance December 31, 2013	653,816	136,892	135,544	59,227	129,580	16,426	1,131,485
Extensions, discoveries and other additions	57,011	9,657	38,074	4,254	17,386	5	126,387
Purchase of minerals in-place	15,240	—	—	—	—	—	15,240
Revisions of previous estimates	3,083	(812)	2,645	(216)	(7)	—	4,693
Production	(48,789)	(6,421)	(32,934)	(7,494)	(22,154)	(620)	(118,412)
Sale of properties	(65,796)	(3,517)	—	—	—	(15,811)	(85,124)
Balance December 31, 2014	614,565	135,799	143,329	55,771	124,805	—	1,074,269
Extensions, discoveries and other additions	13,903	4,550	24,524	—	16,579	—	59,556
Purchase of minerals in-place	—	1,763	—	—	—	—	1,763
Revisions of previous estimates	(173,907)	(27,966)	27,330	11,189	(2,255)	—	(165,609)
Production	(45,138)	(5,755)	(33,163)	(2,778)	(21,657)	—	(108,491)
Sale of properties	(121)	(2,218)	—	(64,182)	(1,908)	—	(68,429)
Balance December 31, 2015	409,302	106,173	162,020	—	115,564	—	793,059
Extensions, discoveries and other additions	9,614	3,372	17,599	—	9,766	—	40,351
Purchase of minerals in-place	21	—	—	—	438	—	459
Revisions of previous estimates	(58,882)	(43,282)	17,301	—	(3,851)	—	(88,714)
Production	(38,000)	(4,787)	(37,962)	—	(19,995)	—	(100,744)
Sale of properties	(67)	(2,062)	—	—	—	—	(2,129)
Balance December 31, 2016	321,988	59,414	158,958	—	101,922	—	642,282
(1)    2016, 2015, 2014, and 2013 includes proved reserves of 53 MMbbls, 54 MMbbls, 48 MMbbls, and 45 MMbbls, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Natural Gas Liquids
	(Thousands of barrels)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2013	184,485	26,099	—	—	2,435	4,110	217,129
December 31, 2014	183,565	17,947	1,346	—	1,770	—	204,628
December 31, 2015	150,265	15,246	1,491	—	1,784	—	168,786
December 31, 2016	155,124	13,866	1,266	—	1,627	—	171,883
Proved undeveloped reserves:
December 31, 2013	63,538	9,970	—	—	215	1,009	74,732
December 31, 2014	69,828	7,168	212	—	371	—	77,579
December 31, 2015	24,939	4,839	78	—	295	—	30,151
December 31, 2016	17,311	2,473	131	—	646	—	20,561
Total proved reserves:
Balance December 31, 2013	248,023	36,069	—	—	2,650	5,119	291,861
Extensions, discoveries and other additions	47,516	1,163	1,820	—	1	—	50,500
Purchase of minerals in-place	2,916	—	—	—	—	—	2,916
Revisions of previous estimates	2,594	116	(11)	—	(2)	—	2,697
Production	(21,464)	(2,256)	(251)	—	(508)	(116)	(24,595)
Sale of properties	(26,192)	(9,977)	—	—	—	(5,003)	(41,172)
Balance December 31, 2014	253,393	25,115	1,558	—	2,141	—	282,207
Extensions, discoveries and other additions	5,768	1,473	144	—	689	—	8,074
Purchase of minerals in-place	—	976	—	—	—	—	976
Revisions of previous estimates	(64,226)	(4,886)	255	—	(321)	—	(69,178)
Production	(19,684)	(2,236)	(388)	—	(413)	—	(22,721)
Sale of properties	(47)	(357)	—	—	(17)	—	(421)
Balance December 31, 2015	175,204	20,085	1,569	—	2,079	—	198,937
Extensions, discoveries and other additions	10,238	755	208	—	671	—	11,872
Purchase of minerals in-place	2	—	—	—	5	—	7
Revisions of previous estimates	6,824	(1,355)	17	—	141	—	5,627
Production	(19,824)	(2,098)	(397)	—	(623)	—	(22,942)
Sale of properties	(9)	(1,048)	—	—	—	—	(1,057)
Balance December 31, 2016	172,435	16,339	1,397	—	2,273	—	192,444
(1)    2016, 2015, and 2014 includes proved reserves of 466 Mbbls, 523 Mbbls, and 519 Mbbls, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Natural Gas
	(Millions of cubic feet)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2013	2,005,966	1,294,420	621,825	626,543	88,177	289,133	4,926,064
December 31, 2014	1,616,504	990,145	637,187	640,265	87,259	—	3,971,360
December 31, 2015	1,364,174	759,321	776,263	—	85,532	—	2,985,290
December 31, 2016	1,200,379	553,724	675,559	—	86,948	—	2,516,610
Proved undeveloped reserves:
December 31, 2013	667,160	439,037	190,355	975,224	18,988	121,584	2,412,348
December 31, 2014	580,299	527,623	171,696	964,554	23,228	—	2,267,400
December 31, 2015	208,594	162,809	53,969	—	19,760	—	445,132
December 31, 2016	231,304	45,312	42,109	—	23,813	—	342,538
Total proved reserves:
Balance December 31, 2013	2,673,126	1,733,457	812,180	1,601,767	107,165	410,717	7,338,412
Extensions, discoveries and other additions	203,318	383,077	125,899	81,156	23,803	—	817,253
Purchase of minerals in-place	21,337	—	—	—	—	—	21,337
Revisions of previous estimates	35,910	(12,626)	17,326	—	(54)	—	40,556
Production	(215,829)	(117,816)	(146,522)	(78,104)	(20,427)	(12,722)	(591,420)
Sale of properties	(521,059)	(468,324)	—	—	—	(397,995)	(1,387,378)
Balance December 31, 2014	2,196,803	1,517,768	808,883	1,604,819	110,487	—	6,238,760
Extensions, discoveries and other additions	40,901	121,216	94,777	—	41,755	—	298,649
Purchase of minerals in-place	—	24,727	—	—	—	—	24,727
Revisions of previous estimates	(503,939)	(325,375)	61,442	8,162	(22,373)	—	(782,083)
Production	(160,614)	(100,289)	(134,870)	(34,352)	(23,647)	—	(453,772)
Sale of properties	(383)	(315,917)	—	(1,578,629)	(930)	—	(1,895,859)
Balance December 31, 2015	1,572,768	922,130	830,232	—	105,292	—	3,430,422
Extensions, discoveries and other additions	219,633	30,234	35,202	—	20,814	—	305,883
Purchase of minerals in-place	7	—	—	—	6,677	—	6,684
Revisions of previous estimates	(215,378)	(242,080)	(4,305)	—	4,239	—	(457,524)
Production	(145,019)	(88,792)	(143,461)	—	(26,261)	—	(403,533)
Sale of properties	(328)	(22,456)	—	—	—	—	(22,784)
Balance December 31, 2016	1,431,683	599,036	717,668	—	110,761	—	2,859,148
(1)    2016, 2015, 2014, and 2013 include proved reserves of 239 Bcf, 277 Bcf, 270 Bcf, and 271 Bcf, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Total Equivalent Reserves
	(Thousands barrels of oil equivalent)
	United States	Canada	Egypt(1)	Australia	North Sea	Argentina	Total(1)
Proved developed reserves:
December 31, 2013	976,795	322,362	222,880	126,948	117,457	66,494	1,832,936
December 31, 2014	897,422	258,848	236,256	136,707	122,058	—	1,651,291
December 31, 2015	726,424	209,647	275,033	—	120,293	—	1,331,397
December 31, 2016	656,087	157,662	252,630	—	107,256	—	1,173,635
Proved undeveloped reserves:
December 31, 2013	370,566	139,509	48,028	199,240	32,633	23,504	813,480
December 31, 2014	336,670	155,028	43,446	186,534	23,301	—	744,979
December 31, 2015	120,210	70,300	26,929	—	14,897	—	232,336
December 31, 2016	76,950	17,931	27,336	—	15,399	—	137,616
Total proved reserves:
Balance December 31, 2013	1,347,361	461,871	270,908	326,188	150,090	89,998	2,646,416
Extensions, discoveries and other additions	138,413	74,666	60,877	17,780	21,354	5	313,095
Purchase of minerals in-place	21,712	—	—	—	—	—	21,712
Revisions of previous estimates	11,662	(2,800)	5,522	(216)	(18)	—	14,150
Production	(106,225)	(28,313)	(57,605)	(20,511)	(26,067)	(2,856)	(241,577)
Sale of properties	(178,831)	(91,548)	—	—	—	(87,147)	(357,526)
Balance December 31, 2014	1,234,092	413,876	279,702	323,241	145,359	—	2,396,270
Extensions, discoveries and other additions	26,488	26,226	40,464	—	24,227	—	117,405
Purchase of minerals in-place	—	6,860	—	—	—	—	6,860
Revisions of previous estimates	(322,123)	(87,081)	37,825	12,549	(6,305)	—	(365,135)
Production	(91,591)	(24,706)	(56,029)	(8,503)	(26,011)	—	(206,840)
Sale of properties	(232)	(55,228)	—	(327,287)	(2,080)	—	(384,827)
Balance December 31, 2015	846,634	279,947	301,962	—	135,190	—	1,563,733
Extensions, discoveries and other additions	56,458	9,166	23,674	—	13,906	—	103,204
Purchase of minerals in-place	24	—	—	—	1,556	—	1,580
Revisions of previous estimates	(87,954)	(84,984)	16,599	—	(3,002)	—	(159,341)
Production	(81,994)	(21,684)	(62,269)	—	(24,995)	—	(190,942)
Sale of properties	(131)	(6,852)	—	—	—	—	(6,983)
Balance December 31, 2016	733,037	175,593	279,966	—	122,655	—	1,311,251
(1)    2016, 2015, 2014, and 2013 include total proved reserves of 93 MMboe, 101 MMboe, 93 MMboe, and 90 MMboe, respectively, attributable to a noncontrolling interest in Egypt.

During 2016, Apache sold a combined 7 MMboe primarily through divestiture transactions in Canada. The Company added 2 MMboe of estimated proved reserves through purchases of minerals in-place and 103 MMboe from extensions, discoveries, and other additions. The Company recorded 66 MMboe of exploration and development adds in North America, primarily associated with Woodford, Bone Springs, and Wolfcamp drilling programs in the Permian Basin (49 MMboe), Montney and Glauconite drilling in Canada (9 MMboe), and Woodford drilling activity in the MidContinent region (8 MMboe).

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The international regions contributed 37 MMboe of exploration and development adds during 2016 with Egypt contributing 23 MMboe from onshore exploration and appraisal activity in the Khalda, Khalda 2, and East Beni Suef concessions. The North Sea offshore region contributed 14 MMboe from drilling success in the Beryl, Forties, and Nevis fields.
During 2016, Apache also had combined downward revisions of previously estimated reserves of 159 MMboe. Changes in product prices accounted for 172 MMboe, lease ownership changes accounted for 6 MMboe, offset by engineering and performance upward revisions totaling 19 MMboe.
Approximately 9 percent of Apache’s year-end 2016 estimated proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons. These reserves are considered to be a lower tier of reserves than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. Additional capital may have to be spent to access these reserves. The capital and economic impact of production timing are reflected in this Note 16, under “Future Net Cash Flows.”

Future Net Cash Flows
Future cash inflows as of December 31, 2016 and 2015 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

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

	United States	Canada	Egypt(2)	North Sea	Total(2)
	(In millions)
2016
Cash inflows	$20,067	$3,625	$8,778	$4,734	$37,204
Production costs	(8,858)	(2,582)	(1,967)	(2,255)	(15,662)
Development costs	(1,653)	(1,565)	(1,111)	(2,410)	(6,739)
Income tax expense	(32)	—	(1,775)	(8)	(1,815)
Net cash flows	9,524	(522)	3,925	61	12,988
10 percent discount rate	(5,319)	549	(956)	798	(4,928)
Discounted future net cash flows(1)	$4,205	$27	$2,969	$859	$8,060
2015
Cash inflows	$26,610	$7,345	$11,124	$6,994	$52,073
Production costs	(12,178)	(3,841)	(2,185)	(3,209)	(21,413)
Development costs	(2,255)	(1,939)	(1,515)	(2,346)	(8,055)
Income tax expense	(63)	—	(2,326)	(691)	(3,080)
Net cash flows	12,114	1,565	5,098	748	19,525
10 percent discount rate	(6,876)	(868)	(1,330)	143	(8,931)
Discounted future net cash flows(1)	$5,238	$697	$3,768	$891	$10,594

(1)	Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $9.5 billion and $13.1 billion as of December 31, 2016 and 2015, respectively.

(2)	Includes discounted future net cash flows of approximately $1.0 billion and $1.3 billion in 2016 and 2015, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2016	2015	2014
	(In millions)
Sales, net of production costs	$(3,479)	$(4,056)	$(10,350)
Net change in prices and production costs	(3,835)	(21,710)	(1,029)
Discoveries and improved recovery, net of related costs	1,153	1,953	6,297
Change in future development costs	309	705	(1,136)
Previously estimated development costs incurred during the period	986	1,991	4,462
Revision of quantities	(574)	(2,292)	256
Purchases of minerals in-place	8	22	508
Accretion of discount	1,313	3,642	4,442
Change in income taxes	1,070	7,264	836
Sales of properties	(52)	(5,240)	(4,780)
Change in production rates and other	567	(3,343)	(442)
	$(2,534)	$(21,064)	$(936)

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.    SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth	Total
	(In millions, except per share amounts)
2016
Revenues and other	$1,084	$1,365	$1,433	$1,451	$5,333
Gain (loss) on divestitures	(1)	17	5	—	21
Expenses(1)	1,454	1,582	1,964	1,594	6,594
Net loss from continuing operations including noncontrolling interest	(371)	(200)	(526)	(143)	(1,240)
Net loss from discontinued operations, net of tax	—	—	(33)	—	(33)
Net loss including noncontrolling interest	$(371)	$(200)	$(559)	$(143)	$(1,273)
Net loss attributable to common stock	$(372)	$(244)	$(607)	$(182)	$(1,405)
Basic and diluted net loss per common share(2):
Net loss from continuing operations	$(0.98)	$(0.65)	$(1.51)	$(0.48)	$(3.62)
Net loss from discontinued operations	—	—	(0.09)	—	(0.09)
Net loss per share	$(0.98)	$(0.65)	$(1.60)	$(0.48)	$(3.71)
2015
Revenues and other	$1,653	$2,019	$1,531	$1,405	$6,608
Gain (loss) on divestitures	(18)	227	(5)	77	281
Expenses(1)	2,703	3,163	5,645	6,537	18,048
Net loss from continuing operations including noncontrolling interest	(1,068)	(917)	(4,119)	(5,055)	(11,159)
Net income (loss) from discontinued operations, net of tax	(238)	120	(17)	627	492
Net loss including noncontrolling interest	$(1,306)	$(797)	$(4,136)	$(4,428)	$(10,667)
Net loss attributable to common stock	$(1,334)	$(860)	$(4,143)	$(4,015)	$(10,352)
Basic and diluted net income (loss) per common share(2):
Net loss from continuing operations	$(2.91)	$(2.60)	$(10.91)	$(12.28)	$(28.70)
Net income (loss) from discontinued operations	(0.63)	0.32	(0.04)	1.66	1.30
Net loss per share	$(3.54)	$(2.28)	$(10.95)	$(10.62)	$(27.40)

(1)
Continuing operating expenses for 2016 include non-cash asset impairments totaling $42 million, $238 million, $951 million, and $144 million in the first, second, third, and fourth quarters of 2016, respectively. Continuing operating expenses for 2015 include non-cash asset impairments totaling $2.1 billion, $660 million, $4.1 billion, and $5.1 billion in the first, second, third, and fourth quarters of 2015, respectively.

(2)
The sum of the individual quarterly net income per common share amounts may not agree with full-year net income per common share as each quarterly computation is based on the weighted-average number of common shares outstanding during that period.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.    SUPPLEMENTAL GUARANTOR INFORMATION
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,035	$—	$4,332	$—	$5,367
Equity in net income (loss) of affiliates	(575)	(173)	—	748	—
Other	15	(19)	(29)	(1)	(34)
Gain on divestiture	2	—	19	—	21
	477	(192)	4,322	747	5,354
OPERATING EXPENSES:
Lease operating expenses	285	—	1,209	—	1,494
Gathering and transportation	33	—	167	—	200
Taxes other than income	76	—	50	—	126
Exploration	258	—	215	—	473
General and administrative	344	—	67	(1)	410
Depreciation, depletion, and amortization	618	—	2,000	—	2,618
Asset retirement obligation accretion	18	—	138	—	156
Impairments	80	—	1,023	—	1,103
Transaction, reorganization, and separation	39	—	—	—	39
Financing costs, net	256	(27)	188	—	417
	2,007	(27)	5,057	(1)	7,036
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,530)	(165)	(735)	748	(1,682)
Provision (benefit) for income taxes	(158)	8	(292)	—	(442)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(1,372)	(173)	(443)	748	(1,240)
Net loss from discontinued operations, net of tax	(33)	—	—	—	(33)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(1,405)	(173)	(443)	748	(1,273)
Net income attributable to noncontrolling interest	—	—	132	—	132
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(1,405)	$(173)	$(575)	$748	$(1,405)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(1,398)	$(173)	$(575)	$748	$(1,398)

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$1,446	$—	$5,064	$—	$6,510
Equity in net income (loss) of affiliates	(5,254)	(740)	57	5,937	—
Other	(71)	54	96	19	98
Gain on divestiture	36	—	245	—	281
	(3,843)	(686)	5,462	5,956	6,889
OPERATING EXPENSES:
Lease operating expenses	399	—	1,455	—	1,854
Gathering and transportation	35	—	176	—	211
Taxes other than income	103	—	179	—	282
Exploration	2,096	—	675	—	2,771
General and administrative	296	—	65	19	380
Depreciation, depletion, and amortization	966	—	2,334	—	3,300
Asset retirement obligation accretion	15	—	130	—	145
Impairments	3,885	—	5,587	—	9,472
Transaction, reorganization, and separation	132	—	—	—	132
Financing costs, net	475	(14)	50	—	511
	8,402	(14)	10,651	19	19,058
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,245)	(672)	(5,189)	5,937	(12,169)
Provision (benefit) for income taxes	(2,065)	11	1,044	—	(1,010)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(10,180)	(683)	(6,233)	5,937	(11,159)
Net income (loss) from discontinued operations, net of tax	(172)	—	664	—	492
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(10,352)	(683)	(5,569)	5,937	(10,667)
Net loss attributable to noncontrolling interest	—	—	(315)	—	(315)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(10,352)	$(683)	$(5,254)	$5,937	$(10,352)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(10,355)	$(683)	$(5,254)	$5,937	$(10,355)

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$3,399	$—	$9,396	$—	$12,795
Equity in net income (loss) of affiliates	(3,489)	(1,191)	73	4,607	—
Other	375	55	(150)	5	285
Loss on divestiture	(1,031)	—	(577)	—	(1,608)
	(746)	(1,136)	8,742	4,612	11,472
OPERATING EXPENSES:
Lease operating expenses	509	—	1,729	—	2,238
Gathering and transportation	58	—	215	—	273
Taxes other than income	206	—	371	—	577
Exploration	1,966	—	533	—	2,499
General and administrative	370	—	78	5	453
Depreciation, depletion, and amortization	1,493	—	3,033	—	4,526
Asset retirement obligation accretion	31	—	123	—	154
Impairments	1,626	—	5,476	—	7,102
Transaction, reorganization, and separation	67	—	—	—	67
Financing costs, net	372	(24)	65	—	413
	6,698	(24)	11,623	5	18,302
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,444)	(1,112)	(2,881)	4,607	(6,830)
Provision (benefit) for income taxes	789	6	(1,313)	—	(518)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	(8,233)	(1,118)	(1,568)	4,607	(6,312)
Net loss from discontinued operations, net of tax	(127)	—	(1,580)	—	(1,707)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(8,360)	(1,118)	(3,148)	4,607	(8,019)
Net income attributable to noncontrolling interest	—	—	341	—	341
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(8,360)	$(1,118)	$(3,489)	$4,607	$(8,360)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(8,361)	$(1,118)	$(3,489)	$4,607	$(8,361)

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
			(In millions)
CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	$625	$51	$1,777	$—	$2,453
CASH USED IN DISCONTINUED OPERATIONS	—	—	(23)	—	(23)
CASH PROVIDED BY OPERATING ACTIVITIES	$625	$51	$1,754	$—	$2,430
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(813)	—	(797)	—	(1,610)
Additions to gas gathering, transmission, and processing facilities	(111)	—	(47)	—	(158)
Leasehold and property acquisitions	(108)	—	(73)	—	(181)
Proceeds from sale of oil and gas properties, other	88	—	46	—	134
Investment in subsidiaries, net	914	—	—	(914)	—
Other	(77)	—	232	—	155
NET CASH USED IN INVESTING ACTIVITIES	(107)	—	(639)	(914)	(1,660)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany borrowings	—	(23)	(891)	914	—
Payments on fixed rate debt	(181)	—	—	—	(181)
Dividends paid	(379)	—	—	—	(379)
Common stock activity, net	—	(28)	28	—	—
Distributions to noncontrolling interest	—	—	(293)	—	(293)
Other	8	—	(15)	—	(7)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(552)	(51)	(1,171)	914	(860)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(34)	—	(56)	—	(90)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	378	—	1,089	—	1,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$344	$—	$1,033	$—	$1,377

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
			(In millions)
CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	$98	$18	$2,438	$—	$2,554
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	113	—	113
CASH PROVIDED BY OPERATING ACTIVITIES	98	18	2,551	—	2,667
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,500)	—	(2,708)	—	(4,208)
Additions to gas gathering, transmission, and processing facilities	(156)	—	(77)	—	(233)
Proceeds from sale of Kitimat LNG	—	—	854	—	854
Proceeds from sale of Yara Pilbara	—	—	391	—	391
Leasehold and property acquisitions	(313)	—	(54)	—	(367)
Proceeds from sale of oil and gas properties	163	—	105	—	268
Investment in subsidiaries, net	6,363	—	—	(6,363)	—
Other	(34)	—	40	—	6
NET CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES	4,523	—	(1,449)	(6,363)	(3,289)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	4,372	—	4,372
NET CASH USED IN INVESTING ACTIVITIES	4,523	—	2,923	(6,363)	1,083
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	(1,570)	—	—	—	(1,570)
Intercompany borrowings	(1,621)	(18)	(4,724)	6,363	—
Payments on fixed rate debt	(939)	—	—	—	(939)
Dividends paid	(377)	—	—	—	(377)
Distributions to noncontrolling interest	—	—	(129)	—	(129)
Other	(3)	—	56	—	53
NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(4,510)	(18)	(4,797)	6,363	(2,962)
NET CASH USED IN FINANCING ACTIVITIES	(4,510)	(18)	(4,797)	6,363	(2,962)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111	—	677	—	788
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	267	—	412	—	679
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$378	$—	$1,089	$—	$1,467

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
			(In millions)
CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	$3,104	$17	$3,892	$—	$7,013
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	944	—	944
CASH PROVIDED BY OPERATING ACTIVITIES	3,104	17	4,836	—	7,957
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(4,364)	—	(4,244)	—	(8,608)
Additions to gas gathering, transmission, and processing facilities	(9)	—	(872)	—	(881)
Proceeds from sale of Deepwater Gulf of Mexico assets	1,360	—	—	—	1,360
Proceeds from sale of Anadarko basin and southern Louisiana assets	1,262	—	—	—	1,262
Leasehold and property acquisitions	(1,475)	—	—	—	(1,475)
Proceeds from sale of oil and gas properties	15	—	455	—	470
Investment in subsidiaries, net	1,132	—	—	(1,132)	—
Other	(186)	—	(113)	—	(299)
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(2,265)	—	(4,774)	(1,132)	(8,171)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(219)	—	(219)
NET CASH USED IN INVESTING ACTIVITIES	(2,265)	—	(4,993)	(1,132)	(8,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facility, and bank notes, net	1,570	—	(2)	—	1,568
Intercompany borrowings	—	8	(1,152)	1,144	—
Dividends paid	(365)	—	—	—	(365)
Distributions to noncontrolling interest	—	—	(140)	—	(140)
Shares repurchased	(1,864)	—	—	—	(1,864)
Other	(68)	(28)	157	(12)	49
NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(727)	(20)	(1,137)	1,132	(752)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	(42)	—	(42)
NET CASH USED IN FINANCING ACTIVITIES	(727)	(20)	(1,179)	1,132	(794)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112	(3)	(1,336)	—	(1,227)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	155	3	1,748	—	1,906
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$267	$—	$412	$—	$679

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
			(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$344	$—	$1,033	$—	$1,377
Receivables, net of allowance	358	—	770	—	1,128
Inventories	29	—	447	—	476
Drilling advances	4	—	77	—	81
Prepaid assets and other	134	—	45	—	179
Intercompany receivable	5,038	—	—	(5,038)	—
	5,907	—	2,372	(5,038)	3,241
PROPERTY AND EQUIPMENT, NET	7,014	—	11,853	—	18,867
OTHER ASSETS:
Intercompany receivable	—	—	12,152	(12,152)	—
Equity in affiliates	15,517	(1,240)	706	(14,983)	—
Deferred charges and other	97	1,000	314	(1,000)	411
	$28,535	$(240)	$27,397	$(33,173)	$22,519
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$371	$(12)	$226	$—	$585
Other current liabilities	653	3	602	—	1,258
Intercompany payable	—	—	5,038	(5,038)	—
	1,024	(9)	5,866	(5,038)	1,843
LONG-TERM DEBT	8,247	297	—	—	8,544
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	12,152	—	—	(12,152)	—
Income taxes	(271)	5	1,976	—	1,710
Asset retirement obligation	257	—	2,175	—	2,432
Other	888	1	422	(1,000)	311
	13,026	6	4,573	(13,152)	4,453
COMMITMENTS AND CONTINGENCIES APACHE SHAREHOLDERS’ EQUITY	6,238	(534)	15,517	(14,983)	6,238
Noncontrolling interest	—	—	1,441	—	1,441
TOTAL EQUITY	6,238	(534)	16,958	(14,983)	7,679
	$28,535	$(240)	$27,397	$(33,173)	$22,519

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
			(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378	$—	$1,089	$—	$1,467
Receivables, net of allowance	314	—	939	—	1,253
Inventories	34	—	536	—	570
Drilling advances	16	—	156	—	172
Prepaid assets and other	102	—	188	—	290
Intercompany receivable	5,212	—	—	(5,212)	—
	6,056	—	2,908	(5,212)	3,752
PROPERTY AND EQUIPMENT, NET	6,546	—	14,292	—	20,838
OTHER ASSETS:
Intercompany receivable	—	—	10,744	(10,744)	—
Equity in affiliates	16,092	(807)	446	(15,731)	—
Deferred charges and other	96	1,001	813	(1,000)	910
	$28,790	$194	$29,203	$(32,687)	$25,500
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$409	$—	$209	$—	$618
Other current liabilities	539	3	681	—	1,223
Intercompany payable	—	—	5,212	(5,212)	—
	948	3	6,102	(5,212)	1,841
LONG-TERM DEBT	8,418	298	—	—	8,716
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	10,744	—	—	(10,744)	—
Income taxes	(412)	4	2,937	—	2,529
Asset retirement obligation	271	—	2,291	—	2,562
Other	933	250	179	(1,000)	362
	11,536	254	5,407	(11,744)	5,453
COMMITMENTS AND CONTINGENCIES APACHE SHAREHOLDERS’ EQUITY	7,888	(361)	16,092	(15,731)	7,888
Noncontrolling interest	—	—	1,602	—	1,602
TOTAL EQUITY	7,888	(361)	17,694	(15,731)	9,490
	$28,790	$194	$29,203	$(32,687)	$25,500

INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION
3.1	–
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
Rights Agreement, dated January 31, 1996, between Registrant and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.), rights agent, relating to the declaration of a rights dividend to Registrant's common shareholders of record on January 31, 1996 (incorporated by reference to Exhibit (a) to Registrant's Registration Statement on Form 8-A, dated January 24, 1996, SEC File No. 001-4300).

4.11	–
Amendment No. 1, dated as of January 31, 2006, to the Rights Agreement dated as of January 31, 1996 between Registrant and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 4.4 to Registrant's Amendment No. 1 to Registration Statement on Form 8-A, dated January 31, 2006, SEC File No. 001-4300).

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

INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION
4.17	–
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

†4.20	–
Form of Apache Corporation November 10, 2010 First Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

†4.21	–
Form of Apache Corporation November 10, 2010 Second Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

†4.22	–
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
Credit Agreement, dated December 11, 2014, among Apache Corporation, the lenders party thereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, and The Royal Bank of Scotland plc and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 15, 2014, SEC File No. 001-4300).

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

INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION
10.8	–
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

10.9	–
Second Amendment to Credit Agreement, dated as of February 22, 2016, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto, amending Credit Agreement, dated as of June 4, 2015, among Apache Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and Royal Bank of Canada, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Wells Fargo Bank, National Association, and Mizuho Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, SEC File No. 001-4300).

10.10	–
Credit Agreement, dated as of February 22, 2016, among Apache Corporation, the lenders party thereto, the issuing banks party thereto, J.P. Morgan Europe Limited, as Administrative Agent, HSBC Bank USA, National Association, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, New York Branch, and Bank of Montreal, as Co-Syndication Agents, and Deutsche Bank AG New York Branch and Société Générale, as Co-Documentation Agents (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

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
Apache Corporation 401(k) Savings Plan, as amended and restated, dated March 17, 2015, effective January 31, 2014 (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

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

†10.18	–
Amendment to Apache Corporation 401(k) Savings Plan, effective February 3, 2016 (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

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

†10.21	–
Apache Corporation 2016 Omnibus Compensation Plan, dated February 3, 2016, effective May 12, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 16, 2016, SEC File No. 001-4300).

†10.22	–
Apache Corporation 2011 Omnibus Equity Compensation Plan, as amended and restated May 12, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, SEC File No. 001-4300).

INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION
†10.23	–
Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated May 4, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.24	–
Apache Corporation 2005 Stock Option Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 001-4300).

†10.25	–
Apache Corporation Income Continuance Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

†10.26	–
Apache Corporation Deferred Delivery Plan, as amended and restated May 12, 2016 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, SEC File No. 001-4300).

†10.27	–
Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated May 14, 2015 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-4300).

†10.28	–
Apache Corporation Outside Directors’ Retirement Plan, as amended and restated July 16, 2014, effective June 30, 2014 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.29	–
Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 001-4300).

†10.30	–
Apache Corporation Non-Employee Directors’ Restricted Stock Units Program, as amended and restated May 14, 2015 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-4300).

†10.31	–
Apache Corporation Non-Employee Directors’ Restricted Stock Units Program, effective May 12, 2016, pursuant to Apache Corporation 2016 Omnibus Compensation Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, SEC File No. 001-4300).

†10.32	–
Apache Corporation Outside Directors’ Deferral Program, effective May 12, 2016, pursuant to Apache Corporation 2016 Omnibus Compensation Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, SEC File No. 001-4300).

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

†10.37	–
2016 Employee Release and Settlement Agreement between Registrant and Thomas E. Voytovich, effective November 30, 2015 (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

†10.38	–	Form of Stock Option Award Agreement, dated May 6, 2009 (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).
†10.39	–
Form of 2014 Performance Agreement (Total Shareholder Return), dated January 9, 2014 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.40	–
Form of 2014 Performance Agreement (Business Performance), dated February 3, 2014 (incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.41	–
Form of 2015 Performance Share Program Award Notice and Agreement, dated February 19, 2015 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-4300).

INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION
†10.42	–
Restricted Stock Unit Award Agreement between Registrant and John J. Christmann, dated February 18, 2015 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-4300).

†10.43	–
2015 Long Term Cash Performance Program Award Notice and Agreement between Registrant and Stephen J. Riney, dated April 8, 2015 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-4300).

†10.44	–
Form of 2016 Performance Share Program Award Notice and Agreement, dated January 7, 2016 (incorporated by reference to Exhibit 10.59 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

*†10.45	–	Form of 2017 Performance Share Program Award Notice and Agreement, dated December 13, 2016.
†10.46	–
Form of Restricted Stock Unit Award Agreement, dated February 3, 2016 (incorporated by reference to Exhibit 10.60 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

†10.47	–
Form of Restricted Stock Unit Award Agreement dated September 14, 2016 (2016 Omnibus Compensation Plan) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, SEC File No. 001-4300).

*†10.48	–	Form of Stock Option Grant Agreement, dated December 13, 2016 (2016 Omnibus Compensation Plan).
†10.49	–
Form of Stock Option Award Agreement, dated February 3, 2016 (incorporated by reference to Exhibit 10.61 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

†10.50	–
Amendment of Stock Option Grants (2011 Omnibus Equity Compensation Plan), dated January 20, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.63 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

†10.51	–
Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), dated January 20, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.64 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

†10.52	–
Amendment of 2014 Performance Program (Business Performance) Award (2011 Omnibus Compensation Plan), dated January 20, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.65 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

†10.53	–
Amendment of 2014 Performance Program (Business Performance) Award (2011 Omnibus Equity Compensation Plan), effective November 30, 2015, between Registrant and Thomas E. Voytovich (incorporated by reference to Exhibit 10.74 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

†10.54	–
Amendment of Restricted Stock Unit Awards (2011 Omnibus Equity Compensation Plan), effective November 30, 2015, between Registrant and Thomas E. Voytovich (incorporated by reference to Exhibit 10.75 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

†10.55	–
Amendment of Stock Option Grants (2007 and 2011 Omnibus Equity Compensation Plans), effective November 30, 2015, between Registrant and Thomas E. Voytovich (incorporated by reference to Exhibit 10.76 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

†10.56	–
Amendment of Stock Option Grants (2005 Stock Option Plan), effective November 30, 2015, between Registrant and Thomas E. Voytovich (incorporated by reference to Exhibit 10.77 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

*12.1	–	Statement of Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.
*21.1	–	Subsidiaries of Registrant.
*23.1	–	Consent of Ernst & Young LLP.
*23.2	–	Consent of Ryder Scott Company, L.P., Petroleum Consultants.
*24.1	–	Power of Attorney (included as a part of the signature pages to this report).
*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*99.1	–	Report of Ryder Scott Company, L.P., Petroleum Consultants.
*101.INS	–	XBRL Instance Document.
*101.SCH	–	XBRL Taxonomy Schema Document.
*101.CAL	–	XBRL Calculation Linkbase Document.

INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION
*101.DEF	–	XBRL Definition Linkbase Document.
*101.LAB	–	XBRL Label Linkbase Document.
*101.PRE	–	XBRL Presentation Linkbase Document.

* Filed herewith.
† Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.
NOTE: Debt instruments of the Registrant defining the rights of long-term debt holders in principal amounts not exceeding 10 percent of the Registrant’s consolidated assets have been omitted and will be provided to the Commission upon request.