Form 10-Q
period 2017-03-31
APACHE CORP
filed 2017-05-05
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-4300

APACHE CORPORATION
(exact name of registrant as specified in its charter)
    _______________________________________________________________________

Delaware	41-0747868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400
(Address of principal executive offices)
Registrant’s Telephone Number, Including Area Code: (713) 296-6000
__________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2017	380,437,395

Forward-Looking Statements and Risk
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2016, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;

•	our commodity hedging arrangements;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative, regulatory, or policy changes;

•	terrorism or cyber-attacks;

•	occurrence of property acquisitions or divestitures;

•	the integration of acquisitions;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our first-quarter 2017 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2017	2016
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$1,172	$822
Gas revenues	255	223
Natural gas liquids revenues	85	42
	1,512	1,087
Other	25	(3)
Gain (loss) on divestitures	341	(1)
	1,878	1,083
OPERATING EXPENSES:
Lease operating expenses	336	378
Gathering and transportation	57	52
Taxes other than income	42	11
Exploration	92	95
General and administrative	103	93
Transaction, reorganization, and separation	(10)	15
Depreciation, depletion, and amortization:
Oil and gas property and equipment	538	636
Other assets	38	42
Asset retirement obligation accretion	36	38
Impairments	8	—
Financing costs, net	100	105
	1,340	1,465
NET INCOME (LOSS) BEFORE INCOME TAXES	538	(382)
Current income tax provision (benefit)	188	(10)
Deferred income tax provision (benefit)	83	(1)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	267	(371)
Net income attributable to noncontrolling interest	54	1
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$213	$(372)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.56	$(0.98)
Diluted	$0.56	$(0.98)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	380	378
Diluted	383	378
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.25
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$267	$(371)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on divestitures	(341)	1
Exploratory dry hole expense and unproved leasehold impairments	67	71
Depreciation, depletion, and amortization	576	678
Asset retirement obligation accretion	36	38
Impairments	8	—
Deferred income tax provision (benefit)	83	(1)
Other	34	55
Changes in operating assets and liabilities:
Receivables	(41)	135
Inventories	12	10
Drilling advances	(12)	(17)
Deferred charges and other	(10)	(117)
Accounts payable	(56)	(75)
Accrued expenses	(175)	(141)
Deferred credits and noncurrent liabilities	7	(27)
NET CASH PROVIDED BY OPERATING ACTIVITIES	455	239

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(322)	(546)
Leasehold and property acquisitions	(49)	(19)
Additions to gas gathering, transmission, and processing facilities	(142)	—
Proceeds from sale of oil and gas properties	426	—
Other, net	(6)	10
NET CASH USED IN INVESTING ACTIVITIES	(93)	(555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on fixed-rate debt	(70)	—
Distributions to noncontrolling interest	(57)	(54)
Dividends paid	(95)	(95)
Other	4	2
NET CASH USED IN FINANCING ACTIVITIES	(218)	(147)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	144	(463)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,377	1,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,521	$1,004

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$140	$141
Income taxes paid, net of refunds	65	84
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2017	December 31, 2016
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,521	$1,377
Receivables, net of allowance	1,171	1,128
Inventories	454	476
Drilling advances	93	81
Prepaid assets and other	187	179
	3,426	3,241
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	42,949	42,693
Unproved properties and properties under development	1,950	1,969
Gathering, transmission and processing facilities	1,118	976
Other	1,116	1,111
	47,133	46,749
Less: Accumulated depreciation, depletion, and amortization	(28,353)	(27,882)
	18,780	18,867
OTHER ASSETS:
Deferred charges and other	404	411
	$22,610	$22,519
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$564	$585
Other current liabilities (Note 5)	1,334	1,258
	1,898	1,843
LONG-TERM DEBT	8,327	8,544
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,789	1,710
Asset retirement obligation	2,460	2,432
Other	313	311
	4,562	4,453
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 413,605,559 and 412,612,102 shares issued, respectively	258	258
Paid-in capital	12,305	12,364
Accumulated deficit	(3,179)	(3,385)
Treasury stock, at cost, 33,171,015 and 33,172,426 shares, respectively	(2,887)	(2,887)
Accumulated other comprehensive loss	(112)	(112)
APACHE SHAREHOLDERS’ EQUITY	6,385	6,238
Noncontrolling interest	1,438	1,441
TOTAL EQUITY	7,823	7,679
	$22,610	$22,519
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	APACHE SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2015	$257	$12,619	$(1,980)	$(2,889)	$(119)	$7,888	$1,602	$9,490
Net income (loss)	—	—	(372)	—	—	(372)	1	(371)
Distributions to noncontrolling interest	—	—	—	—	—	—	(54)	(54)
Common dividends ($0.25 per share)	—	(95)	—	—	—	(95)	—	(95)
Other	—	29	—	1	—	30	—	30
BALANCE AT MARCH 31, 2016	$257	$12,553	$(2,352)	$(2,888)	$(119)	$7,451	$1,549	$9,000

BALANCE AT DECEMBER 31, 2016	$258	$12,364	$(3,385)	$(2,887)	$(112)	$6,238	$1,441	$7,679
Net income	—	—	213	—	—	213	54	267
Distributions to noncontrolling interest	—	—	—	—	—	—	(57)	(57)
Common dividends ($0.25 per share)	—	(95)	—	—	—	(95)	—	(95)
Other	—	36	(7)	—	—	29	—	29
BALANCE AT MARCH 31, 2017	$258	$12,305	$(3,179)	$(2,887)	$(112)	$6,385	$1,438	$7,823
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which contains a summary of the Company’s significant accounting policies and other disclosures.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2017, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of its consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, with the exception of Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting” (see “Recently Adopted Accounting Pronouncement” section in this Note 1 below).
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
Fair Value Measurements
Certain assets and liabilities are reported at fair value on a recurring basis in Apache’s consolidated balance sheet. Accounting Standards Codification (ASC) 820-10-35, “Fair Value Measurement,” provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.
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
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. For the first quarter of 2017, the Company recorded asset impairments in connection with fair value assessments totaling $8 million for a United Kingdom (U.K.) Petroleum Revenue Tax (PRT) decommissioning asset that is no longer expected to be realizable from future abandonment activities in the North Sea. The Company did not record any asset impairments in connection with fair value assessments in the first quarter of 2016.
In 2016, the U.K. government enacted Finance Bill 2016, providing tax relief to exploration and production (E&P) companies operating in the U.K. North Sea. Under the enacted legislation, the U.K. PRT rate was reduced to zero from the previously enacted 35 percent rate in effect from January 1, 2016. PRT expense ceased prospectively from that date. During the first quarter of 2017, the Company fully impaired the aggregate remaining value of the recoverable PRT decommissioning asset of $8 million that would have been realized from future abandonment activities. The recoverable value of the PRT decommissioning asset was estimated using the income approach. The expected future cash flows used in the determination were based on anticipated spending and timing of planned future abandonment activities for applicable fields, considering all available information at the date of review. Apache has classified this fair value measurement as Level 3 in the fair value hierarchy.

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
Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized. Depreciation of the cost of proved oil and gas properties is calculated using the unit-of-production (UOP) method. The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter by the carrying value of those reserves. The reserve base used to calculate depreciation for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base to calculate the depreciation for capitalized costs of exploratory wells and development costs is the sum of proved developed reserves only. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are included in the depreciable cost.
Oil and gas properties are grouped for depreciation in accordance with ASC 932, “Extractive Activities - Oil and Gas.” The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.
When circumstances indicate that proved oil and gas properties may be impaired, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on Apache’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally estimated using the income approach described in the ASC 820, “Fair Value Measurement.” If applicable, the Company utilizes prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. Apache has classified these fair value measurements as Level 3 in the fair value hierarchy.

The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved property and equipment for the first quarters of 2017 and 2016:

	Quarter Ended March 31,
	2017	2016
	(In millions)
Oil and Gas Property:
Proved	$—	$—
Unproved	15	42
On the statement of consolidated operations, unproved impairments are recorded in exploration expense, and proved impairments are recorded in impairments.
Gains and losses on significant divestitures are recognized separately in the statement of consolidated operations.
Recently Adopted Accounting Pronouncement
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The guidance was effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 effective January 1, 2017.
Upon adoption, the Company elected to account for forfeitures as they occur rather than estimate expected forfeitures using a modified retrospective transition method. As a result of this election, the Company recorded a cumulative-effect adjustment of $11 million, representing an increase in accumulated deficit, with the offset to paid-in capital. The Company recorded a $4 million deferred tax asset related to this adjustment, with the offset to accumulated deficit.
ASU 2016-09 requires excess tax benefits and deficiencies to be recognized prospectively as part of the provision for income taxes rather than paid-in capital. The adoption did not have a material impact on the Company’s accounting of provision for income taxes. ASU 2016-09 also requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. The Company has adopted this requirement prospectively and accordingly, prior periods have not been adjusted. Excess tax benefits were not material for all periods presented.
Additionally, ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows, which is how the Company has historically classified these amounts.

New Pronouncements Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The codification was amended through additional ASUs and, as amended, requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet.  Upon preliminary evaluation of contracts in each of the Company’s revenue streams, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements. The Company is continuing to evaluate the disclosure requirements, developing accounting policies, and assessing changes to the relevant business processes and the control activities within them as a result of the provisions of this ASU.  The Company will adopt the new standard utilizing the modified retrospective approach and does not plan on early adopting the standard.

2.	ACQUISITIONS AND DIVESTITURES

2017 Activity
During the first quarter of 2017, Apache completed the sale of certain non-core assets, primarily in the Permian region, in multiple transactions for cash proceeds of $466 million, subject to customary closing adjustments. A refundable deposit of $40 million was received in the fourth quarter of 2016 in connection with these transactions. The Company recognized gains of approximately $341 million during the first quarter in connection with these transactions.
During the fourth quarter of 2016, Apache entered into an agreement to sell its 30.28 percent interest in the Scottish Area Gas Evacuation system (SAGE) and its 60.56 percent interest in the Beryl pipeline in the North Sea to Ancala Midstream Acquisitions Limited (Ancala). The transaction is subject to regulatory and third party approvals, which are ongoing in 2017. The Company received a refundable deposit in connection with this transaction, which is recorded in “Other current liabilities” on the consolidated balance sheet. The refundable deposit was $134 million as of March 31, 2017.

Leasehold and Property Acquisitions
During the first quarter of 2017, Apache completed $49 million of leasehold and property acquisitions primarily in its North America onshore regions.
2016 Activity
Leasehold and Property Acquisitions
During the first quarter of 2016, Apache completed $19 million of leasehold and property acquisitions primarily in its North America onshore regions.

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
During the first quarter of 2017, the Company entered into put option derivative contracts not designated as cash flow hedges for 2017 crude oil production of 175,000 barrels per day. These contracts will be settled against either NYMEX WTI or Dated Brent between July 1, 2017 and December 31, 2017, with a weighted average strike price of $50.47 per barrel. Apache paid a total premium of $100 million for these contracts, averaging $3.09 per barrel.
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2017, Apache had derivative positions with 12 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
Derivative Instruments
As of March 31, 2017, Apache had the following commodity derivative positions:

			Put Options
Production Period	Commodity	Settlement Index	Mbbls	Weighted Average Strike Price
July 2017 - December 2017	Crude Oil	NYMEX WTI	16,928	$50.00
July 2017 - December 2017	Crude Oil	Dated Brent	15,272	$51.00
Apache elected not to designate any of these oil derivatives as cash flow hedges. Changes in the fair value of these derivatives are recorded in “Other” under “Revenues and Other” in the Company’s statement of consolidated operations, but were nominal in the first quarter of 2017.
Fair Value Measurements
Apache’s commodity derivative instruments consist of put options. The fair values of the Company’s derivatives are not actively quoted in the open market. The Company uses a market approach to estimate the fair values of its derivative instruments on a recurring basis, utilizing commodity futures pricing for the underlying commodities provided by a reputable third party, a Level 2 fair value measurement. The fair value of the Company’s derivative assets at March 31, 2017, was $100 million and is reflected in “Prepaid assets and other” in the Company’s consolidated balance sheet.
4.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $261 million and $264 million at March 31, 2017 and December 31, 2016, respectively. The decrease is primarily attributable to successful transfers and dry hole write-offs, partially offset by additional drilling activities in the quarter. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2016 were charged to dry hole expense during the three months ended March 31, 2017. Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether reserves can be attributed to these projects.

5.	OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In millions)
Accrued operating expenses	$106	$110
Accrued exploration and development	590	463
Accrued compensation and benefits	56	201
Accrued interest	107	145
Accrued income taxes	50	22
Current debt	150	—
Current asset retirement obligation	56	66
Refundable deposits	134	174
Other	85	77
Total other current liabilities	$1,334	$1,258

6.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the three-month period ended March 31, 2017:

(In millions)
Asset retirement obligation at December 31, 2016	$2,498
Liabilities divested	(5)
Liabilities settled	(13)
Accretion expense	36
Asset retirement obligation at March 31, 2017	2,516
Less current portion	56
Asset retirement obligation, long-term	$2,460

7.	INCOME TAXES
The Company estimates its annual effective income tax rate for continuing operations in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Non-cash impairments of the carrying value of the Company’s oil and gas properties, gains and losses on the sale of assets, statutory tax rate changes, and other significant or unusual items are recognized as discrete items in the quarter in which they occur.
During the first quarter of 2017, Apache’s effective income tax rate was primarily impacted by gains on the sale of oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, and an increase in the amount of valuation allowance on Canadian deferred tax assets. During the first quarter of 2016, Apache’s effective income tax rate was primarily impacted by an increase in the valuation allowance on Canadian deferred tax assets.
Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. In April 2017, the Internal Revenue Service (IRS) began their audit of the Company’s 2014 tax year. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

8.	DEBT AND FINANCING COSTS
The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Commercial paper and committed bank facilities	$—	$—	$—	$—
Notes and debentures	8,477	9,010	8,544	9,183
Total Debt	$8,477	$9,010	$8,544	$9,183
The Company’s debt is recorded at the carrying amount, net of related unamortized discount and debt issuance costs, on its consolidated balance sheet. When recorded, the carrying amount of the Company’s commercial paper, committed bank facilities, and uncommitted bank lines approximates fair value because the interest rates are variable and reflective of market rates. Apache uses a market approach to determine the fair value of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
The following table presents the carrying value of the Company’s debt as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In millions)
Debt before unamortized discount and debt issuance costs	$8,580	$8,650
Unamortized discount	(49)	(50)
Debt issuance costs	(54)	(56)
Total debt	8,477	8,544
Current maturities	(150)	—
Long-term debt	$8,327	$8,544

As of March 31, 2017, current debt included $150 million 7 percent senior notes due February 1, 2018.

As of March 31, 2017, the Company had a revolving credit facility that matures in June 2020, subject to Apache’s two, one-year extension options. The facility provides for aggregate commitments of $3.5 billion (including a $750 million letter of credit subfacility), with rights to increase commitments up to an aggregate $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its $3.5 billion commercial paper program. The commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of March 31, 2017, the Company had no commercial paper or borrowings under committed bank facilities or uncommitted bank lines outstanding.

As of March 31, 2017, the Company had a letter of credit facility, which provides for £900 million in commitments and rights to increase commitments to £1.075 billion. In March 2017, the term of this facility was extended by one year to February 2020 pursuant to the Company’s exercise of its extension option. The facility is available for letters of credit and loans to cash collateralize letters of credit or obligations to provide letters of credit, in each case, to the extent letters of credit are unavailable under the facility. As of March 31, 2017, three letters of credit aggregating approximately £147.5 million and no borrowings were outstanding under this facility.

In November 2016, the Company initiated a program to purchase in the open market up to $250 million in aggregate principal amount of senior notes issued under its indentures. In the fourth quarter of 2016, the Company purchased and canceled $181 million aggregate principal amount of its senior notes through open market repurchases for $182 million in cash, including accrued interest and $0.5 million of premium.

In January 2017, the Company purchased and canceled an additional $69 million aggregate principal amount of senior notes for $71 million in cash, including accrued interest and $1 million of premium, which completed the open market repurchase program. These repurchases resulted in a $1 million net loss on extinguishment of debt, which is included in “Financing costs, net” in the Company’s consolidated statement of operations. The net loss includes an acceleration of related discount and deferred financing costs.
Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended March 31,
	2017	2016
	(In millions)
Interest expense	$116	$116
Amortization of deferred loan costs	2	1
Capitalized interest	(14)	(11)
Loss on extinguishment of debt	1	—
Interest income	(5)	(1)
Financing costs, net	$100	$105

9.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of March 31, 2017, the Company has an accrued liability of approximately $16 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on each of the Legal Matters described below, please see Note 10—Commitments and Contingencies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Argentine Environmental Claims and Argentina Tariff
No material change in the status of the YPF Sociedad Anónima and Pioneer Natural Resources Company indemnities matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Louisiana Restoration
As more fully described in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, numerous surface owners have filed claims or sent demand letters to various oil and gas companies, including Apache, claiming that, under either express or implied lease terms or Louisiana law, the companies are liable for damage measured by the cost of restoration of leased premises to their original condition as well as damages for contamination and cleanup.
On July 24, 2013, a lawsuit captioned Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East v. Tennessee Gas Pipeline Company et al., Case No. 2013-6911 was filed in the Civil District Court for the Parish of Orleans, State of Louisiana, in which plaintiff on behalf of itself and as the board governing the levee districts of Orleans, Lake Borgne Basin, and East Jefferson alleged that Louisiana coastal lands have been damaged as a result of oil and gas industry activity, including a network of canals for access and pipelines. The defendants removed the case from state court to federal court and, on February 13, 2015, the federal court entered judgment in favor of defendants dismissing all of plaintiff’s claims with prejudice. Plaintiff appealed the lower court’s dismissal to the 5th Circuit Court of Appeals and additionally challenged the defendants’ right to remove the case to federal court. On March 3, 2017, the 5th Circuit Court of Appeals affirmed the propriety of federal jurisdiction based in part on Apache’s argument that plaintiff’s state-based claims required a resolution of substantial questions of federal law and also affirmed the dismissal of the action.
Starting in November of 2013 and continuing into 2016, several Parishes in Louisiana have filed lawsuits against many oil and gas producers, including Apache. These cases are pending in federal and state courts in Louisiana. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable state law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While an adverse judgment against Apache might be possible, Apache intends to vigorously oppose these claims.
No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Apollo Exploration Lawsuit
In a fourth amended petition filed on March 21, 2016, in a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs have reduced their alleged damages to approximately $500 million (having previously claimed in excess of $1.1 billion) relating to certain purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. Apache believes that plaintiffs’ claims lack merit, and further that plaintiffs’ alleged damages, even as amended, are grossly inflated. Apache will vigorously oppose the claims. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Escheat Audits
There has been no material change with respect to the review of the books and records of the Company and its subsidiaries and related entities by the State of Delaware, Department of Finance (Unclaimed Property), to determine compliance with the Delaware Escheat Laws, since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Environmental Matters
As of March 31, 2017, the Company had an undiscounted reserve for environmental remediation of approximately $51 million. The Company is not aware of any environmental claims existing as of March 31, 2017, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
Apache Canada Ltd. (ACL) reported a produced water release from a water injection pipeline in a remote area of the Belloy Field that occurred on or about May 4, 2016 and a hydrogen sulfide and oil emulsion leak in the Zama area on or about September 17, 2016. The affected areas have been or are currently being remediated. The Company does not expect the economic impact of any of these incidents to have a material effect on the Company’s financial position, results of operations, or liquidity. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Australian Operations Divestiture Dispute
By a Sale and Purchase Agreement dated April 9, 2015 (SPA), the Company and its subsidiaries divested their remaining Australian operations to Viraciti Energy Pty Ltd, which has since been renamed Quadrant Energy Pty Ltd (Quadrant). Closing occurred on June 5, 2015. By letter dated June 6, 2016, Quadrant provided the Company with a one-year placeholder notice of claim under the SPA concerning tax and other issues totaling approximately $200 million in the aggregate. The Company is in the process of reviewing the issues raised by Quadrant and believes at this time that these matters will not have a material adverse effect on the Company’s financial position, results of operation, or liquidity.

10.	CAPITAL STOCK
Net Income (Loss) per Common Share
A reconciliation of the components of basic and diluted net income (loss) per common share for the quarters ended March 31, 2017 and 2016, is presented in the table below.

	For the Quarter Ended March 31,
	2017			2016
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$213	380	$0.56	$(372)	378	$(0.98)
Effect of Dilutive Securities:
Stock options and other	$—	3	$—	$—	—	$—
Diluted:
Income (loss) attributable to common stock	$213	383	$0.56	$(372)	378	$(0.98)

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 8.4 million and 7.1 million for the quarters ended March 31, 2017 and 2016, respectively.
Common Stock Dividends
For each of the quarters ended March 31, 2017, and 2016, Apache paid $95 million in dividends on its common stock.
Stock Repurchase Program
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through March 31, 2017, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company is not obligated to acquire any specific number of shares and has not purchased any shares during 2017.

11.	BUSINESS SEGMENT INFORMATION
Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil, and natural gas liquids. At March 31, 2017, the Company had production in four reporting segments: the United States, Canada, Egypt, and offshore the United Kingdom in the North Sea (North Sea). Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity. Financial information for each area is presented below:

	United States	Canada	Egypt(1)	North Sea	Other International	Total
	(In millions)
For the Quarter Ended March 31, 2017
Oil and Gas Production Revenues	$552	$102	$591	$267	$—	$1,512
Operating Income (Loss)(2)	$60	$(13)	$301	$38	$(21)	$365
Other Income (Expense):
Gain on divestitures, net						341
Other						25
General and administrative						(103)
Transaction, reorganization, and separation						10
Financing costs, net						(100)
Income Before Income Taxes						$538
Total Assets	$12,361	$1,556	$5,006	$3,634	$53	$22,610

For the Quarter Ended March 31, 2016
Oil and Gas Production Revenues	$409	$83	$392	$203	$—	$1,087
Operating Income (Loss)(2)	$(159)	$(62)	$42	$14	$—	$(165)
Other Income (Expense):
Loss on divestitures, net						(1)
Other						(3)
General and administrative						(93)
Transaction, reorganization, and separation						(15)
Financing costs, net						(105)
Loss Before Income Taxes						$(382)
Total Assets	$12,726	$2,118	$5,527	$4,314	$49	$24,734

(1)	Includes a noncontrolling interest in Egypt.

(2)
Operating income (loss) consists of oil and gas production revenues less lease operating expenses, gathering and transportation costs, taxes other than income, exploration costs, depreciation, depletion, and amortization, asset retirement obligation accretion, and impairments. The operating income (loss) of U.S. and North Sea includes asset impairments totaling $15 million and $8 million, respectively, for the first quarter of 2017. The operating income (loss) of U.S. and Canada includes asset impairments totaling $40 million and $2 million, respectively, for the first quarter of 2016.

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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2017

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$284	$—	$1,228	$—	$1,512
Equity in net income (loss) of affiliates	222	(1)	—	(221)	—
Other	8	8	9	—	25
Gain on divestitures	141	—	200	—	341
	655	7	1,437	(221)	1,878
OPERATING EXPENSES:
Lease operating expenses	81	—	255	—	336
Gathering and transportation	7	—	50	—	57
Taxes other than income	23	—	19	—	42
Exploration	28	—	64	—	92
General and administrative	90	—	13	—	103
Transaction, reorganization, and separation	(10)	—	—	—	(10)
Depreciation, depletion, and amortization	135	—	441	—	576
Asset retirement obligation accretion	6	—	30	—	36
Impairments	—	—	8	—	8
Financing costs, net	60	6	34	—	100
	420	6	914	—	1,340
NET INCOME (LOSS) BEFORE INCOME TAXES	235	1	523	(221)	538
Provision for income taxes	22	2	247	—	271
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	213	(1)	276	(221)	267
Net income attributable to noncontrolling interest	—	—	54	—	54
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$213	$(1)	$222	$(221)	$213

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$217	$—	$870	$—	$1,087
Equity in net income (loss) of affiliates	(108)	(26)	—	134	—
Other	28	12	(43)	—	(3)
Loss on divestitures	(1)	—	—	—	(1)
	136	(14)	827	134	1,083
OPERATING EXPENSES:
Lease operating expenses	78	—	300	—	378
Gathering and transportation	8	—	44	—	52
Taxes other than income	21	—	(10)	—	11
Exploration	50	—	45	—	95
General and administrative	77	—	16	—	93
Transaction, reorganization, and separation	15	—	—	—	15
Depreciation, depletion, and amortization	156	—	522	—	678
Asset retirement obligation accretion	4	—	34	—	38
Impairments	—	—	—	—	—
Financing costs, net	61	10	34	—	105
	470	10	985	—	1,465
NET INCOME (LOSS) BEFORE INCOME TAXES	(334)	(24)	(158)	134	(382)
Provision (benefit) for income taxes	37	2	(50)	—	(11)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(371)	(26)	(108)	134	(371)
Net income attributable to noncontrolling interest	—	—	1	—	1
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(371)	$(26)	$(109)	$134	$(372)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2017

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(24)	$(2)	$481	$—	$455
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(171)	—	(151)	—	(322)
Leasehold and property acquisitions	(45)	—	(4)	—	(49)
Additions to gas gathering, transmission, and processing facilities	—	—	(142)	—	(142)
Proceeds from sale of oil and gas properties	—	—	426	—	426
Investment in subsidiaries, net	323	—	—	(323)	—
Other	(9)	—	3	—	(6)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	98	—	132	(323)	(93)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany borrowings	—	2	(325)	323	—
Payment of fixed-rate debt	(70)	—	—	—	(70)
Distributions to noncontrolling interest	—	—	(57)	—	(57)
Dividends paid	(95)	—	—	—	(95)
Other	—	—	4	—	4
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(165)	2	(378)	323	(218)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(91)	—	235	—	144
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	344	—	1,033	—	1,377
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$253	$—	$1,268	$—	$1,521

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY OPERATING ACTIVITIES	$44	$11	$184	$—	$239
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(81)	—	(465)	—	(546)
Leasehold and property acquisitions	(19)	—	—	—	(19)
Additions to gas gathering, transmission, and processing facilities	1	—	(1)	—	—
Investment in subsidiaries, net	(6)	—	—	6	—
Other	(34)	—	44	—	10
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(139)	—	(422)	6	(555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany borrowings	—	(7)	13	(6)	—
Distributions to noncontrolling interest	—	—	(54)	—	(54)
Dividends paid	(95)	—	—	—	(95)
Other	1	(4)	5	—	2
NET CASH USED IN FINANCING ACTIVITIES	(94)	(11)	(36)	(6)	(147)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(189)	—	(274)	—	(463)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	378	—	1,089	—	1,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$189	$—	$815	$—	$1,004

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2017

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$253	$—	$1,268	$—	$1,521
Receivables, net of allowance	321	—	850	—	1,171
Inventories	25	—	429	—	454
Drilling advances	4	—	89	—	93
Prepaid assets and other	140	—	47	—	187
Intercompany receivable	5,199	—	—	(5,199)	—
	5,942	—	2,683	(5,199)	3,426
PROPERTY AND EQUIPMENT, NET	7,108	—	11,672	—	18,780
OTHER ASSETS:
Intercompany receivable	—	—	12,531	(12,531)	—
Equity in affiliates	15,739	(1,234)	699	(15,204)	—
Deferred charges and other	101	1,000	303	(1,000)	404
	$28,890	$(234)	$27,888	$(33,934)	$22,610
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$364	$(10)	$210	$—	$564
Other current liabilities	593	8	733	—	1,334
Intercompany payable	—	—	5,199	(5,199)	—
	957	(2)	6,142	(5,199)	1,898
LONG-TERM DEBT	8,030	297	—	—	8,327
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	12,531	—	—	(12,531)	—
Income taxes	(252)	5	2,036	—	1,789
Asset retirement obligation	344	—	2,116	—	2,460
Other	895	1	417	(1,000)	313
	13,518	6	4,569	(13,531)	4,562
COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	6,385	(535)	15,739	(15,204)	6,385
Noncontrolling interest	—	—	1,438	—	1,438
TOTAL EQUITY	6,385	(535)	17,177	(15,204)	7,823
	$28,890	$(234)	$27,888	$(33,934)	$22,610

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$344	$—	$1,033	$—	$1,377
Receivables, net of allowance	358	—	770	—	1,128
Inventories	29	—	447	—	476
Drilling advances	4	—	77	—	81
Prepaid assets and other	134	—	45	—	179
Intercompany receivable	5,038	—	—	(5,038)	—
	5,907	—	2,372	(5,038)	3,241
PROPERTY AND EQUIPMENT, NET	7,014	—	11,853	—	18,867
OTHER ASSETS:
Intercompany receivable	—	—	12,152	(12,152)	—
Equity in affiliates	15,517	(1,240)	706	(14,983)	—
Deferred charges and other	97	1,000	314	(1,000)	411
	$28,535	$(240)	$27,397	$(33,173)	$22,519
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$371	$(12)	$226	$—	$585
Other current liabilities	653	3	602	—	1,258
Intercompany payable	—	—	5,038	(5,038)	—
	1,024	(9)	5,866	(5,038)	1,843
LONG-TERM DEBT	8,247	297	—	—	8,544
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	12,152	—	—	(12,152)	—
Income taxes	(271)	5	1,976	—	1,710
Asset retirement obligation	257	—	2,175	—	2,432
Other	888	1	422	(1,000)	311
	13,026	6	4,573	(13,152)	4,453
COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	6,238	(534)	15,517	(14,983)	6,238
Noncontrolling interest	—	—	1,441	—	1,441
TOTAL EQUITY	6,238	(534)	16,958	(14,983)	7,679
	$28,535	$(240)	$27,397	$(33,173)	$22,519

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Apache reported first quarter income of $213 million, or $0.56 per common share, compared to a loss of $372 million, or $0.98 per common share, in the first quarter of 2016. The increase in net income compared to the prior-year quarter is primarily the result of gains from leasehold divestitures and higher revenues. Revenue gains from significant increases in realized commodity prices more than offset production declines. Daily production in the first quarter of 2017 averaged 481 Mboe/d, a decrease of 11 percent from the comparative prior-year quarter due to natural decline resulting from the Company's decision to curtail capital investments over the past two years until costs aligned with lower commodity prices, as well as lower cost recovery volumes driven by a 61 percent increase in realized oil prices in Egypt.
The Company generated $455 million in cash from operating activities during the quarter, a 90 percent increase from the first quarter of last year. In addition, the Company generated $426 million of cash proceeds from non-core assets divestments. Apache ended the quarter with $1.5 billion of cash, an increase of $144 million, while also decreasing debt by $67 million. In addition to cash on hand, Apache has $3.5 billion in available committed borrowing capacity. Based on current strip pricing, Apache anticipates that its capital program will modestly exceed operating cash flows, with the gap being covered by non-core asset sales and cash on hand.
Operating Highlights
Significant operating activities for the quarter include the following:
North America
The Alpine High midstream infrastructure buildout is currently two months ahead of schedule, allowing us to initiate production earlier than anticipated. As a result, we are raising our North American production guidance to 256 to 264 thousand barrels of oil equivalent per day (Mboe/d) for the full-year 2017. In addition, as a result of realized capital efficiencies on our drilling programs, we have accelerated 2018 planned midstream buildout activities into 2017 without a corresponding increase in budget. As we transition further into pad drilling and optimization, we expect to realize additional savings.

•
North America equivalent production was down 17 percent for the quarter relative to the 2016 period, in line with our expectations given the significant reduction in capital investments in the past two years.

•
First quarter equivalent production from the Permian Basin region, which accounts for more than half of Apache’s total North American production, decreased 14 percent from the first quarter of 2016 as a result of fewer wells placed on production during the previous two years. First quarter production was relatively flat with the prior quarter, a reflection of increased activity during 2017.

•	Delineation and drilling test results at Alpine High continue to validate the low-cost, wet gas value of the play and the potential of optimizing completions; specifically:

◦
The Chinook 101AH well produced at a peak 24-hour rate of approximately 8.5 million cubic feet per day (MMcf/d) of rich 1,300 btu gas and 620 barrels of oil per day (b/d) at a depth of approximately 10,100 feet. The Chinook is Apache’s shallowest Woodford test to date and contains a higher oil cut than previous Woodford tests.

◦
The Blackhawk 5H well was completed at a depth of 9,760 feet in the Barnett formation and is the shallowest source rock test Apache has released at Alpine High. This well produced at a peak 24-hour rate of 742 b/d and 5.3 MMcf/d of 1,300 btu gas.

◦
The King Hidalgo 3H well was drilled in the Woodford formation as an azimuth test well, offsetting previous wells in the Southern end of Apache’s acreage. At a depth of 13,000 feet, the well recorded 24-hour peak production of 7 MMcf/d of 1,200 btu gas and 72 b/d.

International

•
The Egypt region averaged 11 rigs and drilled 18 wells during the first quarter of 2017. Net equivalent production increased 3 percent from the first quarter 2016 despite a decline of 7 percent in gross production, a result of tax barrel impacts as a function of the Company’s production sharing contracts.

•
The North Sea region average daily production decreased 17 percent from the first quarter 2016 primarily as a result of natural well decline in the Forties and Bacchus fields. The Company expects second-quarter production to be negatively impacted by annual maintenance activities, which have been accelerated to accommodate installation of subsea tieback facilities for its Callater discovery. The Company expects production to increase when the Callater discovery comes on line, which is expected to occur in the third quarter of 2017.

•
In April 2017, Apache’s Kolibrie wildcat well offshore Suriname on Block 53 was deemed non-commercial, and we are evaluating our next steps in Block 53. Apache also holds a 100 percent working interest in adjacent Block 58 where it is currently processing 3-D seismic.

Results of Operations
Oil and Gas Revenues
The table below presents revenues by geographic region and each region’s percent contribution to revenues for the first quarters of 2017 and 2016.

	For the Quarter Ended March 31,
	2017		2016
	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$397	34%	$313	38%
Canada	49	4%	39	5%
North America	446	38%	352	43%
Egypt (1)	486	42%	296	36%
North Sea	240	20%	174	21%
International (1)	726	62%	470	57%
Total (1)	$1,172	100%	$822	100%
Total Natural Gas Revenues:
United States	$85	33%	$62	28%
Canada	45	18%	41	18%
North America	130	51%	103	46%
Egypt (1)	102	40%	93	42%
North Sea	23	9%	27	12%
International (1)	125	49%	120	54%
Total (1)	$255	100%	$223	100%
Total Natural Gas Liquids (NGL) Revenues:
United States	$70	82%	$34	81%
Canada	8	10%	3	7%
North America	78	92%	37	88%
Egypt (1)	3	3%	3	7%
North Sea	4	5%	2	5%
International (1)	7	8%	5	12%
Total (1)	$85	100%	$42	100%
Total Oil and Gas Revenues:
United States	$552	37%	$409	37%
Canada	102	6%	83	8%
North America	654	43%	492	45%
Egypt (1)	591	39%	392	36%
North Sea	267	18%	203	19%
International (1)	858	57%	595	55%
Total (1)	$1,512	100%	$1,087	100%

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The table below presents the first-quarter 2017 and 2016 production and the relative increase or decrease from the prior period.

	For the Quarter Ended March 31,
	2017	Increase (Decrease)	2016
Oil Volume – b/d
United States	90,728	(22)%	115,859
Canada	11,655	(19)%	14,463
North America	102,383	(21)%	130,322
Egypt(1)(2)	101,718	4%	98,259
North Sea	49,784	(13)%	56,962
International	151,502	(2)%	155,221
Total	253,885	(11)%	285,543
Natural Gas Volume – Mcf/d
United States	366,924	(10)%	409,761
Canada	215,617	(19)%	266,438
North America	582,541	(14)%	676,199
Egypt(1)(2)	407,194	2%	397,598
North Sea	43,928	(38)%	70,795
International	451,122	(4)%	468,393
Total	1,033,663	(10)%	1,144,592
NGL Volume – b/d
United States	47,999	(14)%	55,700
Canada	4,821	(26)%	6,503
North America	52,820	(15)%	62,203
Egypt(1)(2)	955	(26)%	1,288
North Sea	1,172	(17)%	1,409
International	2,127	(21)%	2,697
Total	54,947	(15)%	64,900
BOE per day(3)
United States	199,881	(17)%	239,853
Canada	52,412	(20)%	65,372
North America	252,293	(17)%	305,225
Egypt(2)	170,539	3%	165,813
North Sea(4)	58,278	(17)%	70,170
International	228,817	(3)%	235,983
Total	481,110	(11)%	541,208

(1)	Gross oil, natural gas, and NGL production in Egypt for the first quarter of 2017 and 2016 were as follows:

	For the Quarter Ended March 31,
	2017	2016
Oil (b/d)	193,817	209,847
Natural Gas (Mcf/d)	797,109	846,047
NGL (b/d)	1,472	2,145

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the first quarter of 2017 and 2016 of:

	For the Quarter Ended March 31,
	2017	2016
Oil (b/d)	33,910	32,676
Natural Gas (Mcf/d)	135,736	132,503
NGL (b/d)	318	429

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

(4)	Average sales volumes from the North Sea for the first quarter of 2017 was 58,795 boe/d. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing

The table below presents first-quarter 2017 and 2016 pricing and the relative increase or decrease from the prior period.

	For the Quarter Ended March 31,
	2017	Increase (Decrease)	2016
Average Oil Price - Per barrel
United States	$48.72	64%	$29.77
Canada	46.89	59%	29.40
North America	48.51	63%	29.73
Egypt	53.06	61%	33.04
North Sea	52.89	58%	33.50
International	53.00	60%	33.21
Total	51.20	62%	31.62
Average Natural Gas Price - Per Mcf
United States	$2.57	56%	$1.65
Canada	2.33	38%	1.69
North America	2.48	49%	1.67
Egypt	2.78	8%	2.58
North Sea	5.85	38%	4.24
International	3.07	8%	2.83
Total	2.74	28%	2.14
Average NGL Price - Per barrel
United States	$16.14	144%	$6.61
Canada	17.03	205%	5.58
North America	16.22	150%	6.50
Egypt	40.05	49%	26.92
North Sea	39.19	116%	18.13
International	39.58	77%	22.33
Total	17.13	139%	7.16

Crude Oil Revenues Crude oil revenues for the first quarter of 2017 totaled $1.2 billion, a $350 million increase from the comparative 2016 quarter. An 11 percent decrease in average daily production reduced first-quarter 2017 revenues by $158 million compared to the prior-year quarter, while 62 percent higher average realized prices increased revenues by $508 million. Crude oil accounted for 78 percent of oil and gas production revenues and 53 percent of worldwide production in the first quarter of 2017. Crude oil prices realized in the first quarter of 2017 averaged $51.20 per barrel, compared with $31.62 per barrel in the comparative prior-year quarter.
Worldwide oil production decreased 31.7 Mb/d to 253.9 Mb/d in the first quarter of 2017 from the comparative prior-year period, primarily a result of reduced drilling activity in response to continued weakness in commodity prices.
Natural Gas Revenues Gas revenues for the first quarter of 2017 totaled $255 million, a $32 million increase from the comparative 2016 quarter. A 10 percent decrease in average daily production reduced first-quarter revenues by $30 million compared to the prior-year quarter, while 28 percent higher average realized prices increased revenues by $62 million. Natural gas accounted for 17 percent of Apache’s oil and gas production revenues and 36 percent of its equivalent production during the first quarter of 2017.
Worldwide natural gas production decreased 111 MMcf/d to 1,034 MMcf/d in the first quarter of 2017 from the comparative prior-year period, primarily the result of natural decline in all regions.

NGL Revenues NGL revenues for the first quarter of 2017 totaled $85 million, a $43 million increase from the comparative 2016 quarter. A 15 percent decrease in average daily production reduced first-quarter 2017 revenues by approximately $16 million, while higher average realized prices increased revenues by $59 million. NGLs accounted for 5 percent of Apache’s oil and gas production revenues and 11 percent of its equivalent production during the first quarter of 2017.
Worldwide production of NGLs decreased 10.0 Mb/d to 54.9 Mb/d in the first quarter of 2017 from the comparative prior-year period, primarily the result of natural decline in all regions.

Operating Expenses
The table below presents a comparison of Apache’s expenses on an absolute dollar basis and a boe basis. Apache’s discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt.

	For the Quarter Ended March 31,
	2017	2016	2017	2016
	(In millions)		(Per boe)
Lease operating expenses(1)	$336	$378	$7.76	$7.67
Gathering and transportation(1)	57	52	1.28	1.06
Taxes other than income	42	11	0.98	0.23
Exploration	92	95	2.13	1.93
General and administrative	103	93	2.37	1.90
Transaction, reorganization, and separation	(10)	15	(0.22)	0.31
Depreciation, depletion, and amortization:
Oil and gas property and equipment(1)	538	636	12.40	12.91
Other assets	38	42	0.88	0.85
Asset retirement obligation accretion	36	38	0.83	0.76
Impairments	8	—	0.18	—
Financing costs, net	100	105	2.31	2.11
(1) For expenses impacted by the timing of 2017 liftings in the North Sea, per-boe calculations are based on sales volumes rather than production volumes.
Lease Operating Expenses (LOE) LOE decreased $42 million, or 11 percent, for the first quarter of 2017 on an absolute dollar basis relative to the comparable period of 2016. On a per-unit basis, LOE increased 1 percent to $7.76 per boe for the first quarter of 2017 compared to the prior-year period. The reduction on an absolute dollar basis reflects the impact of Apache’s continued focus on cost reductions and the impact of the current price environment.
Gathering and Transportation Gathering and transportation costs totaled $57 million in the first quarter of 2017, an increase of $5 million from the first quarter of 2016.
Taxes other than Income Taxes other than income totaled $42 million for the first quarter of 2017, an increase of $31 million from the first quarter of 2016. First-quarter 2017 expense consists of severance and ad valorem taxes, which increased $9 million on higher commodity prices compared to the prior-year period. In addition, in the first quarter of 2016 Apache recognized a $27 million benefit related to the U.K. Petroleum Revenue Tax (PRT). The U.K. PRT rate, historically assessed on qualifying fields in the U.K. North Sea, was reduced to zero during 2016.

Exploration Expense Exploration expense includes unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. Exploration expenses in the first quarter of 2017 decreased $3 million compared to the prior-year period.
The following table presents a summary of exploration expense:

	For the Quarter Ended March 31,
	2017	2016
	(In millions)
Unproved leasehold impairments	$15	$42
Dry hole expense	52	29
Geological and geophysical expense	6	5
Exploration overhead and other	19	19
	$92	$95
Unproved leasehold impairments decreased $27 million in the first quarter from the prior-year quarter, primarily a result of stabilizing commodity and leasehold prices. Dry hole expense increased $23 million on activity primarily in the North Sea and Suriname.
General and Administrative (G&A) Expenses G&A expense for the first quarter of 2017 was $10 million higher than the comparative 2016 period. The increase in G&A expense was primarily related to non-cash stock-based compensation expense and other corporate costs.
Transaction, Reorganization, and Separation (TRS) Costs The Company recorded a first-quarter 2017 benefit of $10 million in TRS costs, primarily a result of a decrease in the market value of stock awards outstanding for former employees, compared to expense of $15 million recorded in the prior-year quarter in connection with employee separation, the consolidation of office space, and other reorganization efforts.
Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense of $538 million in the first quarter of 2017 decreased $98 million compared to the first quarter of 2016. The Company’s oil and gas property DD&A rate decreased $0.51 per boe in the first quarter of 2017 compared to the comparable prior-year period. The primary factor driving both lower absolute dollar expense and lower DD&A per boe rates was the reduction in the Company’s oil and gas properties as a result of impairments to proved properties in 2016.
Impairments For the first quarter of 2017, the Company recorded asset impairments in connection with fair value assessments totaling $8 million for a U.K. PRT decommissioning asset that is no longer expected to be realizable from future abandonment activities in the North Sea. The Company did not record any asset impairments in connection with fair value assessments in the first quarter of 2016. For more information regarding asset impairments, please refer to “Fair Value Measurements” within Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended March 31,
	2017	2016
	(In millions)
Interest expense	$116	$116
Amortization of deferred loan costs	2	1
Capitalized interest	(14)	(11)
Loss on extinguishment of debt	1	—
Interest income	(5)	(1)
Financing costs, net	$100	$105

Net financing costs decreased $5 million in the first quarter of 2017 compared to the same prior-year period on higher capitalized interest and interest income.
Provision for Income Taxes The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Non-cash impairments of the carrying value of the Company’s oil and gas properties, gains and losses on the sale of assets, statutory tax rate changes, and other significant or unusual items are recognized as discrete items in the quarter in which they occur.
During the first quarter of 2017, Apache’s effective income tax rate was primarily impacted by gains on the sale of oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, and an increase in the amount of valuation allowance on Canadian deferred tax assets. During the first quarter of 2016, Apache’s effective income tax rate was primarily impacted by an increase in the valuation allowance on Canadian deferred tax assets.
Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. In April 2017, the Internal Revenue Service (IRS) began their audit of the Company’s 2014 tax year. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

Capital Resources and Liquidity
Operating cash flows are the Company’s primary source of liquidity. The Company may also elect to use available committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for all other liquidity and capital resource needs.
Apache’s operating cash flows, both in the short term and the long term, are impacted by highly volatile oil and natural gas prices, as well as costs and sales volumes. Significant changes in commodity prices impact Apache’s revenues, earnings, and cash flows. These changes potentially impact Apache’s liquidity if costs do not trend with changes in commodity prices. Historically, costs have trended with commodity prices, albeit with a lag. Sales volumes also impact cash flows; however, they have a less volatile impact in the short term.
Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of Apache’s drilling program and its ability to add reserves economically. Changes in commodity prices also impact estimated quantities of proved reserves. In the first three months of 2017, Apache recognized positive reserve revisions of approximately 2 percent of its year-end 2016 estimated proved reserves as a result of higher prices.
Apache believes the liquidity and capital resource alternatives available to Apache, combined with proactive measures to adjust its capital budget to reflect lower commodity prices and anticipated operating cash flows, will be adequate to fund short-term and long-term operations, including Apache’s capital spending program, repayment of debt maturities, payment of dividends, and any amount that may ultimately be paid in connection with commitments and contingencies.
For additional information, please see Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Three Months Ended March 31,
	2017	2016
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$455	$239
Proceeds from sale of oil and gas properties	426	—
Other	—	12
	881	251
Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$464	$546
Leasehold and property acquisitions	49	19
Payments on fixed-rate debt	70	—
Dividends paid	95	95
Distributions to noncontrolling interest	57	54
Other	2	—
	737	714
Increase (decrease) in cash and cash equivalents	$144	$(463)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Net Cash Provided by Continuing Operating Activities Operating cash flows are Apache’s primary source of capital and liquidity and are impacted, both in the short term and the long term, by volatile oil and natural gas prices. The factors that determine operating cash flow are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, exploratory dry hole expense, asset impairments, asset retirement obligation (ARO) accretion, and deferred income tax expense, which affect earnings but do not affect cash flows.

Net cash provided by operating activities for the first three months of 2017 totaled $455 million, an increase of $216 million from the first three months of 2016. The increase primarily reflects higher commodity prices compared to the prior-year period.
For a detailed discussion of commodity prices, production, and expenses, refer to the “Results of Operations” of this Item 2. For additional detail on the changes in operating assets and liabilities and the non-cash expenses that do not impact net cash provided by operating activities, please see the statement of consolidated cash flows in Item 1, Financial Statements of this Quarterly Report on Form 10-Q.
Asset Divestitures The Company recorded proceeds from non-core asset divestitures, primarily in the Permian region, totaling $426 million in the first three months of 2017. The Company did not record any proceeds from asset divestitures in the first three months of 2016. For more information regarding the Company’s acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Capital Expenditures Worldwide exploration and development (E&D) expenditures for the first three months of 2017 totaled $322 million, compared to $546 million for the first three months of 2016. Cash capital expenditures for the first quarter of 2016 included payments for relatively higher fourth-quarter 2015 activity levels that were increasingly constrained throughout 2016. Capital activity began increasing in late 2016 and is planned to remain at higher comparative levels for the remainder of 2017, particularly in the Permian region as Apache continues development of its Alpine High play. Apache operated an average of 30 drilling rigs during the first quarter of 2017.
Apache also completed leasehold and property acquisitions totaling $49 million and $19 million during the first three months of 2017 and 2016, respectively.
Apache’s investment in gas gathering, transmission, and processing (GTP) facilities totaled $142 million in the first three months of 2017. Expenditures in 2017 primarily comprise investments in infrastructure for the Alpine High play. No meaningful GTP expenses were incurred during 2016.
Dividends For each of the three-month periods ended March 31, 2017 and 2016, the Company paid $95 million in dividends on its common stock.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	March 31, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$1,521	$1,377
Total debt	8,477	8,544
Equity	7,823	7,679
Available committed borrowing capacity	3,500	3,500
Cash and cash equivalents The Company had $1.5 billion in cash and cash equivalents as of March 31, 2017, compared to $1.4 billion at December 31, 2016. At March 31, 2017, approximately $1.3 billion of the cash was held by foreign subsidiaries. The cash held by foreign subsidiaries should not be subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.
Debt As of March 31, 2017, outstanding debt, which consisted of notes and debentures, totaled $8.5 billion. Current debt as of March 31, 2017, included $150 million 7 percent senior notes due February 1, 2018.
In November 2016, the Company initiated a program to purchase in the open market up to $250 million in aggregate principal amount of senior notes issued under its indentures. In the fourth quarter of 2016, the Company purchased and canceled $181 million aggregate principal amount of its senior notes through open market repurchases for $182 million in cash, including accrued interest and $0.5 million of premium.

In January 2017, the Company purchased and canceled an additional $69 million aggregate principal amount of senior notes for $71 million in cash, including accrued interest and $1 million of premium, which completed the open market repurchase program. These repurchases resulted in a $1 million net loss on extinguishment of debt, which is included in “Financing costs, net” in the Company’s consolidated statement of operations. The net loss includes an acceleration of related discount and deferred financing costs.
Available committed borrowing capacity In June 2015, the Company entered into a five-year revolving credit facility which matures in June 2020, subject to Apache’s two, one-year extension options. The facility provides for aggregate commitments of $3.5 billion (including a $750 million letter of credit subfacility) and rights to increase commitments to $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its commercial paper program, currently $3.5 billion. The commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of March 31, 2017, the Company had no commercial paper or borrowings under committed bank facilities or uncommitted bank lines outstanding.
In February 2016, the Company entered into a letter of credit facility providing £900 million in commitments and rights to increase commitments to £1.075 billion. In March 2017, the term of this facility was extended by one year to February 2020 pursuant to the Company’s exercise of its extension option. This facility is available for the Company’s letter of credit needs, particularly those which may arise in respect of abandonment obligations assumed in various North Sea acquisitions. The facility also is available for loans to cash collateralize letters of credit or obligations to provide letters of credit, in each case, to the extent letters of credit are unavailable under the facility. As of March 31, 2017, three letters of credit aggregating approximately £147.5 million and no borrowings were outstanding under this facility.
The Company was in compliance with the terms of these credit facilities as of March 31, 2017.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company’s average crude oil realizations have increased 62 percent to $51.20 per barrel in the first quarter of 2017 from $31.62 per barrel in the comparable period of 2016. The Company’s average natural gas price realizations have increased 28 percent to $2.74 per Mcf in the first quarter of 2017 from $2.14 per Mcf in the comparable period of 2016. Based on average daily production for the first quarter of 2017, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $23 million, and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the quarter by approximately $9 million.
Apache periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of March 31, 2017, the Company had open oil derivatives not designated as cash flow hedges in an asset position with a fair value of $100 million. A 10 percent increase in oil prices would decrease the asset by approximately $41 million, while a 10 percent decrease in prices would increase the asset by approximately $69 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2017. See Note 3—Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.
Foreign Currency Risk
The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. In Canada, oil and gas prices and costs, such as equipment rentals and services, are generally denominated in Canadian dollars but heavily influenced by U.S. markets. The Company’s North Sea production is sold under U.S. dollar contracts, and the majority of costs incurred are paid in British pounds. In Egypt, all oil and gas production is sold under U.S. dollar contracts, and the majority of the costs incurred are denominated in U.S. dollars. Revenue and disbursement transactions denominated in Canadian dollars and British pounds are converted to U.S. dollar equivalents based on average exchange rates during the period.
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $111 million would result from a 10 percent weakening or strengthening, respectively, in the Canadian dollar and British pound as of March 31, 2017.

ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (filed with the SEC on February 24, 2017) and Note 9—Commitments and Contingencies in the notes to the consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS
Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors since our annual report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through March 31, 2017, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company is not obligated to acquire any specific number of shares and has not purchased any additional shares during 2017.

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

APACHE CORPORATION

Dated:	May 4, 2017	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 4, 2017	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)