Form 10-Q
period 2017-06-30
APACHE CORP
filed 2017-08-04
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2017	380,934,131

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

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our second-quarter 2017 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$1,050	$1,118	$2,222	$1,940
Gas revenues	233	209	488	432
Natural gas liquids revenues	63	59	148	101
	1,346	1,386	2,858	2,473
Other	59	(21)	84	(24)
Gain (loss) on divestitures	(21)	17	320	16
	1,384	1,382	3,262	2,465
OPERATING EXPENSES:
Lease operating expenses	372	359	708	737
Gathering and transportation	48	52	105	104
Taxes other than income	29	65	71	76
Exploration	108	91	200	186
General and administrative	106	103	209	196
Transaction, reorganization, and separation	4	9	(6)	24
Depreciation, depletion, and amortization:
Oil and gas property and equipment	536	629	1,074	1,265
Other assets	36	40	74	82
Asset retirement obligation accretion	37	38	73	76
Impairments	—	173	8	173
Financing costs, net	99	104	199	209
	1,375	1,663	2,715	3,128
NET INCOME (LOSS) BEFORE INCOME TAXES	9	(281)	547	(663)
Current income tax provision	126	144	314	134
Deferred income tax benefit	(730)	(225)	(647)	(226)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	613	(200)	880	(571)
Net income attributable to noncontrolling interest	41	44	95	45
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$572	$(244)	$785	$(616)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$1.50	$(0.65)	$2.06	$(1.63)
Diluted	$1.50	$(0.65)	$2.05	$(1.63)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	381	379	380	379
Diluted	383	379	383	379
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.25	$0.50	$0.50
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$880	$(571)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on divestitures	(320)	(16)
Exploratory dry hole expense and unproved leasehold impairments	152	139
Depreciation, depletion, and amortization	1,148	1,347
Asset retirement obligation accretion	73	76
Impairments	8	173
Deferred income tax benefit	(647)	(226)
Other	39	91
Changes in operating assets and liabilities:
Receivables	62	237
Inventories	20	1
Drilling advances	(20)	(30)
Deferred charges and other	(90)	(65)
Accounts payable	(37)	(118)
Accrued expenses	(86)	(57)
Deferred credits and noncurrent liabilities	24	2
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,206	983

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(883)	(925)
Leasehold and property acquisitions	(67)	(118)
Additions to gas gathering, transmission, and processing facilities	(274)	—
Proceeds from sale of Midale and House Mountain	228	—
Proceeds from sale of oil and gas properties	483	48
Other, net	(16)	29
NET CASH USED IN INVESTING ACTIVITIES	(529)	(966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on fixed-rate debt	(70)	—
Distributions to noncontrolling interest	(170)	(93)
Dividends paid	(190)	(189)
Other	43	(1)
NET CASH USED IN FINANCING ACTIVITIES	(387)	(283)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	290	(266)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,377	1,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,667	$1,201

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$202	$206
Income taxes paid, net of refunds	163	201
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2017	December 31, 2016
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,667	$1,377
Receivables, net of allowance	1,015	1,128
Inventories	416	476
Drilling advances	99	81
Assets held for sale	1,231	—
Prepaid assets and other	219	179
	4,647	3,241
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	38,118	42,693
Unproved properties and properties under development	1,796	1,969
Gathering, transmission and processing facilities	1,254	976
Other	998	1,111
	42,166	46,749
Less: Accumulated depreciation, depletion, and amortization	(24,615)	(27,882)
	17,551	18,867
OTHER ASSETS:
Deferred charges and other	404	411
	$22,602	$22,519
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$533	$585
Liabilities held for sale	939	—
Other current liabilities (Note 5)	1,401	1,258
	2,873	1,843
LONG-TERM DEBT	8,329	8,544
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	1,058	1,710
Asset retirement obligation	1,811	2,432
Other	266	311
	3,135	4,453
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 414,099,033 and 412,612,102 shares issued, respectively	259	258
Paid-in capital	12,246	12,364
Accumulated deficit	(2,607)	(3,385)
Treasury stock, at cost, 33,171,015 and 33,172,426 shares, respectively	(2,887)	(2,887)
Accumulated other comprehensive loss	(112)	(112)
APACHE SHAREHOLDERS’ EQUITY	6,899	6,238
Noncontrolling interest	1,366	1,441
TOTAL EQUITY	8,265	7,679
	$22,602	$22,519
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	APACHE SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2015	$257	$12,619	$(1,980)	$(2,889)	$(119)	$7,888	$1,602	$9,490
Net income (loss)	—	—	(616)	—	—	(616)	45	(571)
Distributions to noncontrolling interest	—	—	—	—	—	—	(93)	(93)
Common dividends ($0.50 per share)	—	(189)	—	—	—	(189)	—	(189)
Other	1	57	—	1	—	59	—	59
BALANCE AT JUNE 30, 2016	$258	$12,487	$(2,596)	$(2,888)	$(119)	$7,142	$1,554	$8,696

BALANCE AT DECEMBER 31, 2016	$258	$12,364	$(3,385)	$(2,887)	$(112)	$6,238	$1,441	$7,679
Net income	—	—	785	—	—	785	95	880
Distributions to noncontrolling interest	—	—	—	—	—	—	(170)	(170)
Common dividends ($0.50 per share)	—	(190)	—	—	—	(190)	—	(190)
Other	1	72	(7)	—	—	66	—	66
BALANCE AT JUNE 30, 2017	$259	$12,246	$(2,607)	$(2,887)	$(112)	$6,899	$1,366	$8,265
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
As of June 30, 2017, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of its consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, with the exception of Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting” (see “Recently Adopted Accounting Pronouncement” section in this Note 1 below).
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
Fair Value Measurements
Certain assets and liabilities are reported at fair value on a recurring basis in Apache’s consolidated balance sheet. Accounting Standards Codification (ASC) 820-10-35, “Fair Value Measurement” (ASC 820), provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.
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
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. The Company recorded no asset impairments in connection with fair value assessments in the second quarter of 2017. For the six-month period ended June 30, 2017, the Company recorded asset impairments totaling $8 million in connection with fair value assessments.
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

For the second quarter and six-month periods ended June 30, 2016, the Company recorded asset impairments totaling $173 million in connection with fair value assessments. Impairments totaling $68 million were recorded for proved oil and gas properties in the U.S. and Canada, as discussed in further detail below in “Oil and Gas Property.” Also, for the second quarter and six-month periods ended June 30, 2016, the Company recorded $105 million for the impairment of certain gas gathering, transmission, and processing (GTP) assets, which were written down to their fair values of $175 million.
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
When circumstances indicate that proved oil and gas properties may be impaired, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on Apache’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally estimated using the income approach described in the ASC 820. If applicable, the Company utilizes prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. Apache has classified these fair value measurements as Level 3 in the fair value hierarchy.

The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved property and equipment for the second quarters and first six months of 2017 and 2016:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Oil and Gas Property:
Proved	$—	$68	$—	$68
Unproved	39	66	54	108
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
Upon adoption, the Company elected to account for forfeitures as they occur rather than estimate expected forfeitures using a modified retrospective transition method. As a result of this election, the Company recorded a cumulative-effect adjustment of $11 million, representing an increase in accumulated deficit, with the offset to paid-in capital. During the first quarter of 2017, the Company recorded a $4 million deferred tax asset related to this adjustment, with the offset to accumulated deficit.
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
New Pronouncements Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As part of the assessment to date, the Company has formed an implementation work team, is reviewing software solutions, and began the process of evaluating contracts to determine the impact this ASU will have on its consolidated financial statements. At this time, the Company cannot reasonably estimate the financial impact this will have on its consolidated financial statements; however, the Company believes adoption and implementation of this ASU will significantly impact its balance sheet, resulting in an increase in both assets and liabilities relating to its leasing activities.
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The codification was amended through additional ASUs and, as amended, requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. Upon preliminary evaluation of contracts in each of the Company’s revenue streams, the Company does not expect the adoption of this

ASU to have a material impact on net earnings, however, the Company is analyzing whether the classification of certain items in revenue and expense will be impacted. The Company continues to evaluate the disclosure requirements, develop accounting policies, and assess changes to the relevant business processes and the control activities within them as a result of the provisions of this ASU. The Company will adopt the new standard on January 1, 2018, utilizing the modified retrospective approach.

2.	ACQUISITIONS AND DIVESTITURES

2017 Activity
Canada Divestitures
In July 2017, Apache announced three separate transactions to sell its subsidiary Apache Canada Ltd. (ACL) and its Canadian operations for aggregate cash proceeds of approximately $713 million, subject to foreign exchange movements and customary closing adjustments. The sale of assets at Midale and House Mountain, located in Saskatchewan and Alberta, closed on June 30, 2017. The Company recognized a $52 million loss in association with this sale. The two remaining transactions to sell ACL and Provost assets in Alberta are expected to close in August 2017.
As a result of the agreements to sell these assets, the remaining ACL assets and liabilities qualified as held for sale as of June 30, 2017. A summary of the associated assets and liabilities classified as held for sale on Apache’s consolidated balance sheet as of June 30, 2017, is detailed below:

June 30, 2017
(In millions)
ASSETS
Current assets	$105
Property, plant & equipment	1,126
Assets held for sale	$1,231
LIABILITIES
Current liabilities, excluding asset retirement obligation	$112
Asset retirement obligation	779
Other long-term liabilities	48
Liabilities held for sale	$939
In connection with classifying these assets as held for sale, a separate impairment analysis was performed for each of the assets within the disposal group. The analyses were based on the agreed-upon proceeds less costs to sell for the two transactions related to ACL and Provost assets, a Level 1 fair value measurement. The net carrying value of the assets held for sale in the impairment calculation included consideration of the currency translation loss of $109 million, which is recorded in “Accumulated Other Comprehensive Loss” on the Company’s consolidated balance sheet. The currency translation loss will be recognized as a component of the expected net gain on sale during the third quarter of 2017 upon closing of the transactions. The fair value of the net assets held for sale exceeded the underlying equity value of ACL and the carrying amount of Provost assets at the balance sheet date, and no impairment was recognized. ACL recorded pretax losses of $93 million and $129 million for the second quarter and first six months of 2017, respectively, compared to pretax losses of $62 million and $161 million, respectively, for the comparable periods in 2016. The Company expects to recognize a small gain upon closing of the transactions during the third quarter of 2017.

U.S. Divestitures
During the first half of 2017, Apache completed the sale of certain non-core assets, primarily in the Permian and Midcontinent/Gulf Coast regions, in multiple transactions for cash proceeds of $522 million, subject to customary closing adjustments. A refundable deposit of $40 million was received in the fourth quarter of 2016 in connection with certain of these transactions. The Company recognized gains of approximately $372 million during the first half of 2017 in connection with these transactions.

North Sea GTP Divestiture
During the fourth quarter of 2016, Apache entered into an agreement to sell its 30.28 percent interest in the Scottish Area Gas Evacuation system (SAGE) and its 60.56 percent interest in the Beryl pipeline in the North Sea to Ancala Midstream Acquisitions Limited (Ancala). The transaction is subject to regulatory and third-party approvals, which are ongoing in 2017. The Company received a refundable deposit in connection with this transaction, which is recorded in “Other current liabilities” on the consolidated balance sheet. The refundable deposit was $142 million as of June 30, 2017.
Leasehold and Property Acquisitions
During the second quarter and first six months of 2017, Apache completed $18 million and $67 million, respectively, of leasehold and property acquisitions primarily in its North America onshore regions.
2016 Activity
Leasehold and Property Acquisitions
During the second quarter and first six months of 2016, Apache completed $99 million and $118 million, respectively, of leasehold and property acquisitions primarily in its North America onshore regions and Egypt.

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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2017, Apache had derivative positions with 12 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
Derivative Instruments
As of June 30, 2017, Apache had the following open crude oil derivative positions:

		Put Options (1)
Production Period	Settlement Index	Mbbls	Weighted Average Strike Price
July - December 2017	NYMEX WTI	16,928	$50.00
July - December 2017	Dated Brent	15,272	$51.00
(1) Apache paid a total premium of $100 million for these put option contracts, averaging $3.09 per barrel.
As of June 30, 2017, Apache had the following open natural gas derivative positions:

	Fixed-Price Swaps
Production Period	MMBtu (in 000’s)	Weighted Average Fixed Price(1)(2)
July - December 2017	4,370	$3.46
January - March 2018	2,700	$3.60

(1)	U.S. natural gas prices represent a weighted-average of several contracts entered into on a per-million British thermal units (MMBtu) basis and are settled primarily against NYMEX Henry Hub.

(2)
Subsequent to June 30, 2017, Apache entered into fixed-price natural gas contracts settling against Nymex Henry Hub totaling 20,000 MMBtu/d at a weighted average price of $3.13 for the fourth quarter of 2017 and 120,000 MMBtu/d at a weighted average price of $3.33 for the first quarter of 2018.

Apache elected not to designate any of these derivatives as cash flow hedges. Changes in the fair value of these derivatives are recorded in “Other” under “Revenues and Other” in the Company’s statement of consolidated operations. Total unrealized gain in the second quarter and first six months of 2017 was $41 million.
Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations is reflected in the statement of consolidated cash flows as a component of “Other” in “Adjustments to reconcile net income to net cash provided by operating activities.”
Fair Value Measurements
Apache’s commodity derivative instruments consist of put options and fixed-price swaps. The fair values of the Company’s derivatives are not actively quoted in the open market. The Company uses a market approach to estimate the fair values of its derivative instruments on a recurring basis, utilizing commodity futures pricing for the underlying commodities provided by a reputable third party, a Level 2 fair value measurement. The fair value of the Company’s derivative assets at June 30, 2017, was $141 million and is reflected in “Prepaid assets and other” in the Company’s consolidated balance sheet.

4.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $274 million and $264 million at June 30, 2017 and December 31, 2016, respectively. The increase is primarily attributable to additional drilling activities during the period, partially offset by successful transfers and dry hole write-offs. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2016 were charged to dry hole expense during the six months ended June 30, 2017. Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether reserves can be attributed to these projects.

5.	OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In millions)
Accrued operating expenses	$76	$110
Accrued exploration and development	608	463
Accrued compensation and benefits	76	201
Accrued interest	146	145
Accrued income taxes	77	22
Current debt	150	—
Current asset retirement obligation	35	66
Refundable deposits	142	174
Other	91	77
Total other current liabilities	$1,401	$1,258

6.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the six-month period ended June 30, 2017:

(In millions)
Asset retirement obligation at December 31, 2016	$2,498
Liabilities incurred	38
Liabilities divested	(29)
Liabilities settled	(21)
Accretion expense	73
Revisions in estimated liabilities	66
Liabilities held for sale	(779)
Asset retirement obligation at June 30, 2017	1,846
Less current portion	35
Asset retirement obligation, long-term	$1,811

7.	INCOME TAXES
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
In July 2017, Apache announced the sale of ACL and classified its investment in the subsidiary as held for sale as of June 30, 2017. For more information regarding this transaction, please refer to Note 2—Acquisitions and Divestitures. As a result of this transaction, Apache recorded a deferred tax asset associated with its investment in ACL and decreased its deferred tax liability associated with its investment in other foreign subsidiaries. This resulted in the Company recording a $674 million deferred income tax benefit in the second quarter of 2017.
Also during the second quarter of 2017, Apache’s effective income tax rate was primarily impacted by gains on the sale of oil and gas properties and an increase in the amount of valuation allowance on Canadian deferred tax assets. During the second quarter of 2016, Apache’s effective income tax rate was primarily impacted by an increase in the valuation allowance on Canadian deferred tax assets.
Apache’s 2017 year-to-date effective income tax rate is primarily impacted by the decrease in deferred taxes associated with its investments in foreign subsidiaries, gains on the sale of oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, and an increase in the amount of valuation allowance on Canadian deferred tax assets. Apache’s 2016 year-to-date effective tax rate was primarily impacted by an increase in the valuation allowance on Canadian deferred tax assets.
Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. In April 2017, the Internal Revenue Service (IRS) began their audit of the Company’s 2014 income tax year. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

8.	DEBT AND FINANCING COSTS
The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Commercial paper and committed bank facilities	$—	$—	$—	$—
Notes and debentures	8,479	9,094	8,544	9,183
Total Debt	$8,479	$9,094	$8,544	$9,183
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

The following table presents the carrying value of the Company’s debt as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In millions)
Debt before unamortized discount and debt issuance costs	$8,580	$8,650
Unamortized discount	(49)	(50)
Debt issuance costs	(52)	(56)
Total debt	8,479	8,544
Current maturities	(150)	—
Long-term debt	$8,329	$8,544

As of June 30, 2017, current debt included $150 million of 7.0% senior notes due February 1, 2018.

As of June 30, 2017, the Company had a revolving credit facility that matures in June 2020, subject to Apache’s two, one-year extension options. The facility provides for aggregate commitments of $3.5 billion (including a $750 million letter of credit subfacility), with rights to increase commitments up to an aggregate $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its $3.5 billion commercial paper program. The commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of June 30, 2017, the Company had no commercial paper or borrowings under committed bank facilities or uncommitted bank lines outstanding.

As of June 30, 2017, the Company had a letter of credit facility, which provides for £900 million in commitments and rights to increase commitments to £1.075 billion. This facility matures in February 2020. The facility is available for letters of credit and loans to cash collateralize letters of credit or obligations to provide letters of credit, in each case, to the extent letters of credit are unavailable under the facility. As of June 30, 2017, three letters of credit aggregating approximately £147.5 million and no borrowings were outstanding under this facility.

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
Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Interest expense	$115	$116	$231	$232
Amortization of deferred loan costs	2	2	4	3
Capitalized interest	(13)	(12)	(27)	(23)
Loss on extinguishment of debt	—	—	1	—
Interest income	(5)	(2)	(10)	(3)
Financing costs, net	$99	$104	$199	$209

9.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of June 30, 2017, the Company has an accrued liability of approximately $26 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
On July 24, 2013, a lawsuit captioned Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East v. Tennessee Gas Pipeline Company et al., Case No. 2013-6911 was filed in the Civil District Court for the Parish of Orleans, State of Louisiana, in which plaintiff on behalf of itself and as the board governing the levee districts of Orleans, Lake Borgne Basin, and East Jefferson alleged that Louisiana coastal lands have been damaged as a result of oil and gas industry activity, including a network of canals for access and pipelines. The defendants removed the case from state court to federal court and, on February 13, 2015, the federal court entered judgment in favor of defendants dismissing all of plaintiff’s claims with prejudice. Plaintiff appealed the lower court’s dismissal to the 5th Circuit Court of Appeals and additionally challenged the defendants’ right to remove the case to federal court. On March 3, 2017, the 5th Circuit Court of Appeals affirmed the propriety of federal jurisdiction based in part on Apache’s argument that plaintiff’s state-based claims required a resolution of substantial questions of federal law and also affirmed the dismissal of the action. The Plaintiff has now filed a Petition for a Writ of Certiorari with the United States Supreme Court.
Starting in November of 2013 and continuing into 2017, several Parishes in Louisiana have pending lawsuits against many oil and gas producers, including Apache. These cases are pending in federal and state courts in Louisiana. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable state law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While an adverse judgment against Apache might be possible, Apache intends to vigorously oppose these claims.
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
Environmental Matters
As of June 30, 2017, the Company had an undiscounted reserve for environmental remediation of approximately $45 million, of which $41 million relates to Canadian operations classified as held for sale. The Company is not aware of any environmental claims existing as of June 30, 2017, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
ACL reported a produced water release from a water injection pipeline in a remote area of the Belloy Field that occurred on or about May 4, 2016 and a hydrogen sulfide and oil emulsion leak in the Zama area on or about September 17, 2016. The affected areas have been or are currently being remediated. The Company does not expect the economic impact of any of these incidents to have a material effect on the Company’s financial position, results of operations, or liquidity. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
In addition to the matters for which we have already accrued, on July 17, 2017, in three separate actions, San Mateo County, California, Marin County, California, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the state of California against over 30 oil, gas, and coal companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. Apache believes that the claims made against it are baseless and intends to vigorously defend these lawsuits.
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
Net Income (Loss) per Common Share
A reconciliation of the components of basic and diluted net income (loss) per common share for the quarters ended June 30, 2017 and 2016, is presented in the table below.

	For the Quarter Ended June 30,
	2017			2016
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$572	381	$1.50	$(244)	379	$(0.65)
Effect of Dilutive Securities:
Stock options and other	$—	2	$—	$—	—	$—
Diluted:
Income (loss) attributable to common stock	$572	383	$1.50	$(244)	379	$(0.65)

	For the Six Months Ended June 30,
	2017			2016
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$785	380	$2.06	$(616)	379	$(1.63)
Effect of Dilutive Securities:
Stock options and other	$—	3	$(0.01)	$—	—	$—
Diluted:
Income (loss) attributable to common stock	$785	383	$2.05	$(616)	379	$(1.63)

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 8.5 million and 6.3 million for the quarters ended June 30, 2017 and 2016, respectively, and 8.6 million and 7.4 million for the six months ended June 30, 2017 and 2016, respectively.
Common Stock Dividends
For each of the quarters ended June 30, 2017, and 2016, Apache paid $95 million in dividends on its common stock. For the six months ended June 30, 2017 and 2016, the Company paid $190 million and $189 million, respectively.
Stock Repurchase Program
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through June 30, 2017, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company is not obligated to acquire any specific number of shares and has not purchased any shares during 2017.

11.	BUSINESS SEGMENT INFORMATION
Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil, and natural gas liquids. At June 30, 2017, the Company had production in four reporting segments: the United States, Canada, Egypt, and offshore the United Kingdom in the North Sea (North Sea). Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity. Financial information for each area is presented below:

	United States	Canada	Egypt(1)	North Sea	Other International	Total
	(In millions)
For the Quarter Ended June 30, 2017
Oil and Gas Production Revenues	$491	$93	$521	$241	$—	$1,346
Operating Income (Loss)(2)	$(17)	$(18)	$213	$4	$(2)	$180
Other Income (Expense):
Loss on divestitures, net						(21)
Other						59
General and administrative						(106)
Transaction, reorganization, and separation						(4)
Financing costs, net						(99)
Income Before Income Taxes						$9

For the Six Months Ended June 30, 2017
Oil and Gas Production Revenues	$1,043	$195	$1,112	$508	$—	$2,858
Operating Income (Loss)(2)	$43	$(31)	$514	$42	$(23)	$545
Other Income (Expense):
Gain on divestitures, net						320
Other						84
General and administrative						(209)
Transaction, reorganization, and separation						6
Financing costs, net						(199)
Income Before Income Taxes						$547
Total Assets	$12,530	$1,476	$4,778	$3,772	$46	$22,602

	United States	Canada	Egypt(1)	North Sea	Other International	Total
	(In millions)
For the Quarter Ended June 30, 2016
Oil and Gas Production Revenues	$520	$73	$542	$251	$—	$1,386
Operating Income (Loss)(3)	$(109)	$(57)	$220	$(115)	$—	$(61)
Other Income (Expense):
Gain on divestitures, net						17
Other						(21)
General and administrative						(103)
Transaction, reorganization, and separation						(9)
Financing costs, net						(104)
Loss Before Income Taxes						$(281)

For the Six Months Ended June 30, 2016
Oil and Gas Production Revenues	$929	$156	$934	$454	$—	$2,473
Operating Income (Loss)(3)	$(267)	$(118)	$261	$(101)	$(1)	$(226)
Other Income (Expense):
Gain on divestitures, net						16
Other						(24)
General and administrative						(196)
Transaction, reorganization, and separation						(24)
Financing costs, net						(209)
Loss Before Income Taxes						$(663)
Total Assets	$12,383	$2,070	$5,520	$4,326	$47	$24,346

(1)	Includes a noncontrolling interest in Egypt.

(2)
Operating income (loss) consists of oil and gas production revenues less lease operating expenses, gathering and transportation costs, taxes other than income, exploration costs, depreciation, depletion, and amortization, asset retirement obligation accretion, and impairments. The operating income (loss) of U.S. and Canada includes leasehold impairments totaling $38 million and $1 million, respectively, for the second quarter of 2017. The operating income (loss) of U.S., Canada, and North Sea includes leasehold and other asset impairments totaling $52 million, $2 million, and $8 million, respectively, for the first six months of 2017.

(3)
The operating income (loss) of U.S., Canada, and North Sea includes leasehold, property, and other asset impairments totaling $125 million, $9 million, and $105 million, respectively, for the second quarter of 2016. The operating income (loss) of U.S., Canada, and North Sea includes leasehold, property, and other asset impairments totaling $166 million, $10 million, and $105 million, respectively, for the first six months of 2016.

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

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 30, 2017

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$248	$—	$1,098	$—	$1,346
Equity in net income (loss) of affiliates	(34)	(26)	—	60	—
Other	62	8	(11)	—	59
Gain (loss) on divestiture	34	—	(55)	—	(21)
	310	(18)	1,032	60	1,384
OPERATING EXPENSES:
Lease operating expenses	79	—	293	—	372
Gathering and transportation	7	—	41	—	48
Taxes other than income	24	—	5	—	29
Exploration	54	—	54	—	108
General and administrative	91	—	15	—	106
Transaction, reorganization, and separation	4	—	—	—	4
Depreciation, depletion, and amortization	130	—	442	—	572
Asset retirement obligation accretion	5	—	32	—	37
Financing costs, net	60	6	33	—	99
	454	6	915	—	1,375
NET INCOME (LOSS) BEFORE INCOME TAXES	(144)	(24)	117	60	9
Provision (benefit) for income taxes	(716)	2	110	—	(604)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	572	(26)	7	60	613
Net income attributable to noncontrolling interest	—	—	41	—	41
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$572	$(26)	$(34)	$60	$572

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 30, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$270	$—	$1,116	$—	$1,386
Equity in net income (loss) of affiliates	(76)	6	—	70	—
Other	(22)	9	(8)	—	(21)
Gain (loss) on divestiture	(1)	—	18	—	17
	171	15	1,126	70	1,382
OPERATING EXPENSES:
Lease operating expenses	66	—	293	—	359
Gathering and transportation	10	—	42	—	52
Taxes other than income	22	—	43	—	65
Exploration	76	—	15	—	91
General and administrative	86	—	17	—	103
Transaction, reorganization, and separation	9	—	—	—	9
Depreciation, depletion, and amortization	159	—	510	—	669
Asset retirement obligation accretion	5	—	33	—	38
Impairments	61	—	112	—	173
Financing costs, net	64	7	33	—	104
	558	7	1,098	—	1,663
NET INCOME (LOSS) BEFORE INCOME TAXES	(387)	8	28	70	(281)
Provision (benefit) for income taxes	(143)	2	60	—	(81)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(244)	6	(32)	70	(200)
Net income attributable to noncontrolling interest	—	—	44	—	44
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(244)	$6	$(76)	$70	$(244)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2017

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$532	$—	$2,326	$—	$2,858
Equity in net income (loss) of affiliates	188	(27)	—	(161)	—
Other	70	16	(2)	—	84
Gain on divestitures	175	—	145	—	320
	965	(11)	2,469	(161)	3,262
OPERATING EXPENSES:
Lease operating expenses	160	—	548	—	708
Gathering and transportation	14	—	91	—	105
Taxes other than income	47	—	24	—	71
Exploration	82	—	118	—	200
General and administrative	181	—	28	—	209
Transaction, reorganization, and separation	(6)	—	—	—	(6)
Depreciation, depletion, and amortization	265	—	883	—	1,148
Asset retirement obligation accretion	11	—	62	—	73
Impairments	—	—	8	—	8
Financing costs, net	120	12	67	—	199
	874	12	1,829	—	2,715
NET INCOME (LOSS) BEFORE INCOME TAXES	91	(23)	640	(161)	547
Provision (benefit) for income taxes	(694)	4	357	—	(333)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	785	(27)	283	(161)	880
Net income attributable to noncontrolling interest	—	—	95	—	95
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$785	$(27)	$188	$(161)	$785

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
REVENUES AND OTHER:
Oil and gas production revenues	$487	$—	$1,986	$—	$2,473
Equity in net income (loss) of affiliates	(184)	(20)	—	204	—
Other	6	21	(51)	—	(24)
Gain (loss) on divestitures	(2)	—	18	—	16
	307	1	1,953	204	2,465
OPERATING EXPENSES:
Lease operating expenses	144	—	593	—	737
Gathering and transportation	19	—	85	—	104
Taxes other than income	43	—	33	—	76
Exploration	126	—	60	—	186
General and administrative	163	—	33	—	196
Transaction, reorganization, and separation	24	—	—	—	24
Depreciation, depletion, and amortization	315	—	1,032	—	1,347
Asset retirement obligation accretion	9	—	67	—	76
Impairments	61	—	112	—	173
Financing costs, net	125	17	67	—	209
	1,029	17	2,082	—	3,128
NET INCOME (LOSS) BEFORE INCOME TAXES	(722)	(16)	(129)	204	(663)
Provision (benefit) for income taxes	(106)	4	10	—	(92)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(616)	(20)	(139)	204	(571)
Net income attributable to noncontrolling interest	—	—	45	—	45
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(616)	$(20)	$(184)	$204	$(616)

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2017

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(280)	$(13)	$1,499	$—	$1,206
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(235)	—	(648)	—	(883)
Leasehold and property acquisitions	(58)	—	(9)	—	(67)
Additions to gas gathering, transmission, and processing facilities	—	—	(274)	—	(274)
Proceeds from sale of Midale and House Mountain	—	—	228	—	228
Proceeds from sale of oil and gas properties	—	—	483	—	483
Investment in subsidiaries, net	668	—	—	(668)	—
Other	(9)	—	(7)	—	(16)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	366	—	(227)	(668)	(529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany borrowings	—	259	(927)	668	—
Payment of fixed-rate debt	(70)	—	—	—	(70)
Distributions to noncontrolling interest	—	—	(170)	—	(170)
Common stock activity, net	—	—	—	—	—
Dividends paid	(190)	—	—	—	(190)
Other	—	—	43	—	43
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(260)	259	(1,054)	668	(387)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(174)	246	218	—	290
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	344	—	1,033	—	1,377
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170	$246	$1,251	$—	$1,667

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
CASH PROVIDED BY OPERATING ACTIVITIES	$110	$—	$873	$—	$983
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(53)	—	(872)	—	(925)
Leasehold and property acquisitions	(53)	—	(65)	—	(118)
Investment in subsidiaries, net	(39)	—	—	39	—
Other	(3)	—	80	—	77
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(148)	—	(857)	39	(966)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany borrowings	—	1	38	(39)	—
Distributions to noncontrolling interest	—	—	(93)	—	(93)
Dividends paid	(189)	—	—	—	(189)
Other	1	(1)	(1)	—	(1)
NET CASH USED IN FINANCING ACTIVITIES	(188)	—	(56)	(39)	(283)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(226)	—	(40)	—	(266)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	378	—	1,089	—	1,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152	$—	$1,049	$—	$1,201

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2017

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170	$246	$1,251	$—	$1,667
Receivables, net of allowance	300	—	715	—	1,015
Inventories	24	—	392	—	416
Drilling advances	5	—	94	—	99
Assets held for sale	—	—	1,231	—	1,231
Prepaid assets and other	178	—	41	—	219
Intercompany receivable	5,453	—	—	(5,453)	—
	6,130	246	3,724	(5,453)	4,647
PROPERTY AND EQUIPMENT, NET	7,232	—	10,319	—	17,551
OTHER ASSETS:
Intercompany receivable	—	—	12,876	(12,876)	—
Equity in affiliates	15,705	(1,252)	691	(15,144)	—
Deferred charges and other	105	1,000	299	(1,000)	404
	$29,172	$(6)	$27,909	$(34,473)	$22,602
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$371	$—	$162	$—	$533
Liabilities held for sale	—	—	939	—	939
Other current liabilities	699	4	698	—	1,401
Intercompany payable	—	247	5,206	(5,453)	—
	1,070	251	7,005	(5,453)	2,873
LONG-TERM DEBT	8,032	297	—	—	8,329
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	12,876	—	—	(12,876)	—
Income taxes	(968)	5	2,021	—	1,058
Asset retirement obligation	355	—	1,456	—	1,811
Other	908	2	356	(1,000)	266
	13,171	7	3,833	(13,876)	3,135
COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	6,899	(561)	15,705	(15,144)	6,899
Noncontrolling interest	—	—	1,366	—	1,366
TOTAL EQUITY	6,899	(561)	17,071	(15,144)	8,265
	$29,172	$(6)	$27,909	$(34,473)	$22,602

APACHE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

	Apache Corporation	Apache Finance Canada	All Other Subsidiaries of Apache Corporation	Reclassifications & Eliminations	Consolidated
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$344	$—	$1,033	$—	$1,377
Receivables, net of allowance	358	—	770	—	1,128
Inventories	29	—	447	—	476
Drilling advances	4	—	77	—	81
Prepaid assets and other	134	—	45	—	179
Intercompany receivable	5,038	—	—	(5,038)	—
	5,907	—	2,372	(5,038)	3,241
PROPERTY AND EQUIPMENT, NET	7,014	—	11,853	—	18,867
OTHER ASSETS:
Intercompany receivable	—	—	12,152	(12,152)	—
Equity in affiliates	15,517	(1,240)	706	(14,983)	—
Deferred charges and other	97	1,000	314	(1,000)	411
	$28,535	$(240)	$27,397	$(33,173)	$22,519
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$371	$(12)	$226	$—	$585
Other current liabilities	653	3	602	—	1,258
Intercompany payable	—	—	5,038	(5,038)	—
	1,024	(9)	5,866	(5,038)	1,843
LONG-TERM DEBT	8,247	297	—	—	8,544
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Intercompany payable	12,152	—	—	(12,152)	—
Income taxes	(271)	5	1,976	—	1,710
Asset retirement obligation	257	—	2,175	—	2,432
Other	888	1	422	(1,000)	311
	13,026	6	4,573	(13,152)	4,453
COMMITMENTS AND CONTINGENCIES
APACHE SHAREHOLDERS’ EQUITY	6,238	(534)	15,517	(14,983)	6,238
Noncontrolling interest	—	—	1,441	—	1,441
TOTAL EQUITY	6,238	(534)	16,958	(14,983)	7,679
	$28,535	$(240)	$27,397	$(33,173)	$22,519

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Over the past several years, Apache has structured its business to adapt and thrive in a lower-for-longer price environment. The Company reacted quickly to the changing dynamics in commodity markets, stressing the importance of properly aligning cost structure with commodity prices, as well as achieving and maintaining cash flow neutrality. Apache completed a series of transactions that simplified its portfolio, reduced operating costs, overhead, and capital commitments, and strengthened its balance sheet. Apache entered 2017 with an asset base, an organization, and a strategic focus expected to deliver highly competitive, returns-focused organic growth for many years to come.
Apache has transitioned away from a longer-cycle, internationally focused investment program and expanded and enhanced its organic, unconventional acreage footprint and technical capabilities. This positioned the Company to execute its strategy of driving returns-focused growth in the U.S. while delivering strong and sustainable cash flow from its core businesses in Egypt and the North Sea.
Apache reported second quarter net income of $572 million, or $1.50 per common share, compared to a loss of $244 million, or $0.65 per common share, in the second quarter of 2016. The increase in net income compared to the prior-year quarter is primarily the result of income tax benefits related to the sale of our operations in Canada, as well as impairment charges incurred in the prior period. Revenue gains from significant increases in realized commodity prices mitigated the impact of production declines. Daily production in the second quarter of 2017 averaged 460 thousand barrels of oil equivalent per day (Mboe/d), a decrease of 14 percent from the comparative prior-year quarter due to natural decline. This decline is a result of Apache’s decision to curtail drilling activity over the past two years until costs aligned with lower commodity prices, as well as the Company’s significant allocation of capital investments toward the Alpine High development and associated infrastructure, which achieved first production in May 2017.
The Company generated $1.2 billion in cash from operating activities during the first six months of 2017, a 23 percent increase from the comparative prior-year period. In addition, the Company generated $711 million of cash proceeds from non-core asset divestments, with an additional $485 million of proceeds from our announced Canadian divestitures expected in the third quarter. Apache ended the quarter with $1.7 billion of cash, an increase of $290 million from year-end 2016. Apache also has $3.5 billion in available committed borrowing capacity. This financial capacity provides for a capital program commensurate with prevailing commodity prices and a focus on long-term returns without stressing the balance sheet or diluting shareholders.
Operating Highlights
Significant operating activities for the quarter include the following:
North America

•
North America equivalent production was down 16 percent for the quarter relative to the 2016 period, in line with our expectations given the significant reduction in capital investments over the past two years.

•
Second-quarter equivalent production from the Permian Basin region, which accounts for more than half of Apache’s total North American production, decreased 12 percent from the second quarter of 2016 as a result of fewer wells placed on production during the previous two years. Second-quarter production was relatively flat with the prior sequential quarter, a reflection of increased activity during 2017.

•	Drilling and infrastructure development activities continue at Alpine High; specifically:

◦
First production from the Alpine High play was achieved in early May 2017, with net gas production now exceeding 60 million cubic feet of natural gas per day (MMcf/d), which is projected to increase to more than 100 MMcf/d by the end of September.

◦	During the first half of 2017, Apache invested $270 million in midstream facilities at Alpine High, with development ongoing.

◦
Well optimization work and appraisal drilling continued during the quarter. The Company drilled 4 appraisal wells in the oil window of the Wolfcamp/Bone Springs formations, where we continue to expand our inventory of drilling locations.

•
In July 2017, Apache announced three separate transactions to sell its subsidiary Apache Canada Ltd. (ACL) and its Canadian operations for aggregate cash proceeds of approximately $713 million, subject to foreign exchange movements and customary closing adjustments. The sale of assets at Midale and House Mountain, located in Saskatchewan and Alberta, closed on June 30, 2017 for $228 million of cash proceeds, with the two remaining transactions to sell ACL and Provost assets in Alberta expected to close in August 2017. The sale of Apache’s Canadian operations further streamlines our portfolio, enables us to allocate a higher percentage of capital to the Permian Basin, and eliminates approximately $800 million of asset retirement obligations from the Company’s balance sheet.

International

•
The Egypt region averaged 13 rigs and drilled and completed 25 gross operated wells during the second quarter of 2017 including two high-rate exploration wells in the Matruh Basin, de-risking additional exploration prospects in the area. Net equivalent production decreased 8 percent from the second quarter of 2016 despite a decline of only 4 percent in gross production, a result of tax barrel impacts as a function of the Company’s production sharing contracts.

•
The North Sea region average daily production decreased 23 percent from the second quarter of 2016, primarily the result of scheduled maintenance activities commencing during the second quarter of 2017 and natural well decline in the Forties and Bacchus fields. The Callater discovery came online in late May 2017, with facilities tieback ahead of schedule and additional drilling activities and well testing ongoing.

Results of Operations
Oil and Gas Revenues
The table below presents revenues by geographic region and each region’s percent contribution to revenues for 2017 and 2016.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$355	34%	$409	37%	$752	34%	$722	37%
Canada	47	4%	46	4%	96	4%	85	5%
North America	402	38%	455	41%	848	38%	807	42%
Egypt (1)	423	40%	437	39%	909	41%	733	38%
North Sea	225	22%	226	20%	465	21%	400	20%
International (1)	648	62%	663	59%	1,374	62%	1,133	58%
Total (1)	$1,050	100%	$1,118	100%	$2,222	100%	$1,940	100%
Total Natural Gas Revenues:
United States	$84	36%	$62	30%	$169	35%	$124	29%
Canada	40	17%	23	11%	85	17%	64	15%
North America	124	53%	85	41%	254	52%	188	44%
Egypt (1)	95	41%	102	49%	197	40%	195	45%
North Sea	14	6%	22	10%	37	8%	49	11%
International (1)	109	47%	124	59%	234	48%	244	56%
Total (1)	$233	100%	$209	100%	$488	100%	$432	100%
Total Natural Gas Liquids (NGL) Revenues:
United States	$52	83%	$49	83%	$122	82%	$83	82%
Canada	6	9%	4	7%	14	10%	7	7%
North America	58	92%	53	90%	136	92%	90	89%
Egypt (1)	3	5%	3	5%	6	4%	6	6%
North Sea	2	3%	3	5%	6	4%	5	5%
International (1)	5	8%	6	10%	12	8%	11	11%
Total (1)	$63	100%	$59	100%	$148	100%	$101	100%
Total Oil and Gas Revenues:
United States	$491	36%	$520	38%	$1,043	36%	$929	38%
Canada	93	7%	73	5%	195	7%	156	6%
North America	584	43%	593	43%	1,238	43%	1,085	44%
Egypt (1)	521	39%	542	39%	1,112	39%	934	38%
North Sea	241	18%	251	18%	508	18%	454	18%
International (1)	762	57%	793	57%	1,620	57%	1,388	56%
Total (1)	$1,346	100%	$1,386	100%	$2,858	100%	$2,473	100%

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The table below presents the second-quarter and year-to-date 2017 and 2016 production and the relative increase or decrease from the prior period.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Oil Volume – b/d
United States	86,071	(19)%	106,741	88,386	(21)%	111,300
Canada	11,638	(10)%	12,917	11,647	(15)%	13,690
North America	97,709	(18)%	119,658	100,033	(20)%	124,990
Egypt(1)(2)	96,961	(9)%	106,223	99,327	(3)%	102,241
North Sea	48,091	(19)%	59,124	48,933	(16)%	58,043
International	145,052	(12)%	165,347	148,260	(8)%	160,284
Total	242,761	(15)%	285,005	248,293	(13)%	285,274
Natural Gas Volume – Mcf/d
United States	364,052	(11)%	408,126	365,481	(11)%	408,943
Canada	205,408	(17)%	246,830	210,484	(18)%	256,635
North America	569,460	(13)%	654,956	575,965	(13)%	665,578
Egypt(1)(2)	383,296	(6)%	408,013	395,179	(2)%	402,806
North Sea	34,348	(43)%	60,318	39,111	(40)%	65,556
International	417,644	(11)%	468,331	434,290	(7)%	468,362
Total	987,104	(12)%	1,123,287	1,010,255	(11)%	1,133,940
NGL Volume – b/d
United States	47,029	(15)%	55,632	47,511	(15)%	55,666
Canada	4,365	(14)%	5,092	4,592	(21)%	5,797
North America	51,394	(15)%	60,724	52,103	(15)%	61,463
Egypt(1)(2)	880	(7)%	950	917	(18)%	1,119
North Sea	741	(53)%	1,563	955	(36)%	1,486
International	1,621	(35)%	2,513	1,872	(28)%	2,605
Total	53,015	(16)%	63,237	53,975	(16)%	64,068
BOE per day(3)
United States	193,775	(16)%	230,393	196,811	(16)%	235,123
Canada	50,238	(15)%	59,148	51,319	(18)%	62,260
North America	244,013	(16)%	289,541	248,130	(17)%	297,383
Egypt(2)	161,724	(8)%	175,175	166,107	(3)%	170,494
North Sea(4)	54,556	(23)%	70,740	56,407	(20)%	70,455
International	216,280	(12)%	245,915	222,514	(8)%	240,949
Total	460,293	(14)%	535,456	470,644	(13)%	538,332

(1)	Gross oil, natural gas, and NGL production in Egypt for the second quarter and six-month period of 2017 and 2016 were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Oil (b/d)	195,293	212,218	194,559	211,032
Natural Gas (Mcf/d)	825,947	814,283	811,608	830,165
NGL (b/d)	1,545	1,757	1,509	1,951

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the second quarter and six-month period of 2017 and 2016 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Oil (b/d)	32,562	35,357	33,232	34,017
Natural Gas (Mcf/d)	128,696	136,029	132,197	134,266
NGL (b/d)	293	317	306	373

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

(4)
Average sales volumes from the North Sea for the second quarter and first six months of 2017 was 57,905 boe/d and 58,347 boe/d, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing

The table below presents second-quarter and year-to-date 2017 and 2016 pricing and the relative increase or decrease from the prior period.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Average Oil Price - Per barrel
United States	$45.18	8%	$41.95	$46.99	32%	$35.61
Canada	44.52	13%	39.39	45.70	34%	34.11
North America	45.10	9%	41.45	46.84	33%	35.34
Egypt	47.98	6%	45.42	50.57	28%	39.47
North Sea	48.21	6%	45.56	50.51	27%	39.64
International	48.06	6%	45.47	50.55	28%	39.53
Total	46.89	9%	43.14	49.06	31%	37.37
Average Natural Gas Price - Per Mcf
United States	$2.53	49%	$1.70	$2.55	53%	$1.67
Canada	2.14	112%	1.01	2.24	65%	1.36
North America	2.39	66%	1.44	2.44	57%	1.55
Egypt	2.73	—	2.72	2.75	4%	2.65
North Sea	4.54	15%	3.95	5.27	28%	4.11
International	2.88	—	2.88	2.98	4%	2.86
Total	2.60	27%	2.04	2.67	28%	2.09
Average NGL Price - Per barrel
United States	$12.26	26%	$9.74	$14.21	74%	$8.17
Canada	15.99	87%	8.54	16.53	140%	6.88
North America	12.58	30%	9.64	14.42	79%	8.05
Egypt	31.11	12%	27.68	35.74	31%	27.24
North Sea	22.92	3%	22.25	32.85	62%	20.29
International	27.37	13%	24.30	34.26	47%	23.28
Total	13.03	27%	10.22	15.10	74%	8.67

Second-Quarter 2017 compared to Second-Quarter 2016
Crude Oil Revenues Crude oil revenues for the second quarter of 2017 totaled $1.1 billion, a $68 million decrease from the comparative 2016 quarter. A 15 percent decrease in average daily production reduced second-quarter 2017 revenues by $147 million compared to the prior-year quarter, while 9 percent higher average realized prices increased revenues by $79 million. Crude oil accounted for 78 percent of oil and gas production revenues and 53 percent of worldwide production in the second quarter of 2017. Crude oil prices realized in the second quarter of 2017 averaged $46.89 per barrel, compared with $43.14 per barrel in the comparative prior-year quarter.
Worldwide oil production decreased 42.2 Mb/d to 242.8 Mb/d in the second quarter of 2017 from the comparative prior-year period, primarily the result of natural decline in all regions and reduced drilling activity in response to commodity price weakness.
Natural Gas Revenues Gas revenues for the second quarter of 2017 totaled $233 million, a $24 million increase from the comparative 2016 quarter. A 12 percent decrease in average daily production reduced second-quarter revenues by $32 million compared to the prior-year quarter, while 27 percent higher average realized prices increased revenues by $56 million. Natural gas accounted for 17 percent of Apache’s oil and gas production revenues and 36 percent of its equivalent production during the second quarter of 2017.

Worldwide natural gas production decreased 136 MMcf/d to 987 MMcf/d in the second quarter of 2017 from the comparative prior-year period, primarily the result of natural decline in all regions and maintenance activity in the North Sea.
NGL Revenues NGL revenues for the second quarter of 2017 totaled $63 million, a $4 million increase from the comparative 2016 quarter. A 16 percent decrease in average daily production reduced second-quarter 2017 revenues by approximately $12 million, while 27 percent higher average realized prices increased revenues by $16 million. NGLs accounted for 5 percent of Apache’s oil and gas production revenues and 11 percent of its equivalent production during the second quarter of 2017.
Worldwide production of NGLs decreased 10.2 Mb/d to 53.0 Mb/d in the second quarter of 2017 from the comparative prior-year period, primarily the result of natural decline in all regions.
Year-to-Date 2017 compared to Year-to-Date 2016
Crude Oil Revenues Crude oil revenues for the first six months of 2017 totaled $2.2 billion, a $282 million increase from the comparative 2016 period. A 13 percent decrease in average daily production reduced 2017 oil revenues by $305 million compared to the prior-year period, while 31 percent higher average realized prices increased revenues by $587 million. Crude oil accounted for 78 percent of oil and gas production revenues and 53 percent of worldwide production for the first six months of 2017, compared to 79 percent and 53 percent, respectively, for the 2016 period. Crude oil prices realized in the first six months of 2017 averaged $49.06 per barrel, compared with $37.37 per barrel in the comparative prior-year period.
Worldwide production decreased 37.0 Mb/d to 248.3 Mb/d in the first six months of 2017 from the comparative prior-year period, primarily the result of natural decline in all regions and reduced drilling activity in response to commodity price weakness.
Natural Gas Revenues Gas revenues for the first six months of 2017 totaled $488 million, a $56 million increase from the comparative 2016 period. An 11 percent decrease in average daily production reduced 2017 natural gas revenues by $63 million compared to the prior-year period, while 28 percent higher average realized prices increased revenues by $119 million. Natural gas accounted for 17 percent of Apache’s oil and gas production revenues and 36 percent of its equivalent production during the first six months of 2017, compared to 17 percent and 35 percent, respectively, for the 2016 period.
Our worldwide natural gas production decreased 124 MMcf/d to 1,010 MMcf/d in the first six months of 2017 from the comparative prior-year period, primarily the result of natural decline in all regions.
NGL Revenues NGL revenues for the first six months of 2017 totaled $148 million, a $47 million increase from the comparative 2016 period. A 16 percent decrease in average production reduced 2017 NGL revenues by $28 million compared to the prior-year period, while 74 percent higher average realized prices increased revenues by $75 million. NGLs accounted for 5 percent of Apache’s oil and gas production revenues and 11 percent of its equivalent production for the first six months of 2017, compared to 4 percent and 12 percent, respectively, for the 2016 period.
Worldwide production of NGLs decreased 10.1 Mb/d to 54.0 Mb/d in the first six months of 2017 from the comparative prior-year period, primarily the result of natural decline in all regions.

Operating Expenses
The table below presents a comparison of Apache’s expenses on an absolute dollar basis and a boe basis. Apache’s discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(In millions)		(Per boe)		(In millions)		(Per boe)
Lease operating expenses(1)	$372	$359	$8.81	$7.38	$708	$737	$8.27	$7.52
Gathering and transportation(1)	48	52	1.19	1.05	105	104	1.24	1.06
Taxes other than income	29	65	0.68	1.33	71	76	0.83	0.78
Exploration	108	91	2.58	1.87	200	186	2.35	1.90
General and administrative	106	103	2.53	2.10	209	196	2.45	2.00
Transaction, reorganization, and separation	4	9	0.08	0.17	(6)	24	(0.07)	0.24
Depreciation, depletion, and amortization:
Oil and gas property and equipment(1)	536	629	12.72	12.92	1,074	1,265	12.56	12.91
Other assets	36	40	0.86	0.83	74	82	0.87	0.84
Asset retirement obligation accretion	37	38	0.87	0.78	73	76	0.85	0.77
Impairments	—	173	—	3.56	8	173	0.09	1.77
Financing costs, net	99	104	2.37	2.15	199	209	2.34	2.13
(1) For expenses impacted by the timing of 2017 liftings in the North Sea, per-boe calculations are based on sales volumes rather than production volumes.
Lease Operating Expenses (LOE) LOE increased $13 million, or 4 percent, for the second quarter of 2017, and decreased $29 million, or 4 percent for the first six months of 2017, on an absolute dollar basis relative to the comparable periods of 2016. On a per-unit basis, LOE increased 19 percent to $8.81 per boe for the second quarter of 2017, and 10 percent to $8.27 per boe for the first six months of 2017, as compared to the prior-year periods. The per barrel increase for both comparative periods is primarily the result of workovers in North America and planned maintenance in the North Sea during the second quarter of 2017.
Gathering and Transportation Gathering and transportation costs totaled $48 million and $105 million in the second quarter and first six months of 2017, respectively, a decrease of $4 million from the second quarter of 2016 and an increase of $1 million from the first six months of 2016.
Taxes other than Income Taxes other than income totaled $29 million and $71 million for the second quarter and first six months of 2017, respectively, a decrease of $36 million and $5 million from the second quarter and first six months of 2016, respectively. The North Sea Petroleum Revenue Tax (PRT) rate, historically assessed on qualifying fields in the U.K. North Sea, was reduced to zero during 2016, driving the reduction for the second quarter and first six months of 2017. Severance tax expense and ad valorem tax expense increased $1 million and $2 million, respectively, on higher commodity prices during the second quarter compared to the prior year quarter. For the first six months of 2017, severance tax expense and ad valorem tax expense increased $9 million and $3 million, respectively, compared to the first six months of 2016.

Exploration Expense Exploration expense includes unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. Exploration expenses in the second quarter and first six months of 2017 increased $17 million and $14 million compared to the prior-year periods.
The following table presents a summary of exploration expense:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Unproved leasehold impairments	$39	$66	$54	$108
Dry hole expense	46	2	98	31
Geological and geophysical expense	6	4	12	9
Exploration overhead and other	17	19	36	38
	$108	$91	$200	$186
Unproved leasehold impairments in the second quarter and first six months of 2017 decreased $27 million and $54 million, respectively, from the comparative prior-year periods, primarily a result of stabilizing commodity and leasehold prices. Dry hole expense increased $44 million and $67 million for the second quarter and first six months of 2017, respectively, from the comparative prior-year periods on activity primarily in the U.S., North Sea, and Suriname.
General and Administrative (G&A) Expenses G&A expense for the second quarter and first six months of 2017 were $3 million and $13 million higher, respectively, than the comparative 2016 periods. The increase in G&A expense was primarily related to non-cash stock-based compensation expense and other corporate costs.
Transaction, Reorganization, and Separation (TRS) Costs The Company recorded TRS expense of $4 million during the second quarter of 2017, but recorded a total net benefit of $6 million for the first six months of 2017. The net benefit was primarily a result of a decrease in the market value of stock awards outstanding for former employees. During 2016, the Company recorded an expense of $9 million and $24 million in the second quarter and first six months of 2016, respectively, in connection with employee separation, the consolidation of office space, and other reorganization efforts.
Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense of $536 million in the second quarter of 2017 decreased $93 million compared to the second quarter of 2016. For the first six months of 2017, oil and gas property DD&A expense decreased $191 million compared to the prior-year period. The Company’s oil and gas property DD&A rate decreased $0.20 per boe and $0.35 per boe in the second quarter and first six months of 2017, respectively, compared to the comparable prior-year periods. The primary factor driving lower absolute dollar expense was a decrease in production volumes from the comparative prior-year periods.
Impairments The Company did not record any asset impairments in connection with fair value assessments in the second quarter of 2017. During the first quarter of 2017, the Company recorded asset impairments in connection with fair value assessments totaling $8 million for a U.K. PRT decommissioning asset that is no longer expected to be realizable from future abandonment activities in the North Sea. During each of the second quarter and first six months of 2016, the Company recorded $173 million of impairments in connection with fair value assessments. For more information regarding asset impairments, please refer to “Fair Value Measurements” within Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Interest expense	$115	$116	$231	$232
Amortization of deferred loan costs	2	2	4	3
Capitalized interest	(13)	(12)	(27)	(23)
Loss on extinguishment of debt	—	—	1	—
Interest income	(5)	(2)	(10)	(3)
Financing costs, net	$99	$104	$199	$209
Net financing costs decreased $5 million and $10 million in the second quarter and first six months of 2017, respectively, compared to the same prior-year periods on higher capitalized interest and interest income.
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
In July 2017, Apache announced the sale of ACL and classified its investment in the subsidiary as held for sale as of June 30, 2017. For more information regarding this transaction, please refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. As a result of this transaction, Apache recorded a deferred tax asset associated with its investment in ACL and decreased its deferred tax liability associated with its investment in other foreign subsidiaries. This resulted in the Company recording a $674 million deferred income tax benefit in the second quarter of 2017.
Also during the second quarter of 2017, Apache’s effective income tax rate was primarily impacted by gains on the sale of oil and gas properties and an increase in the amount of valuation allowance on Canadian deferred tax assets. During the second quarter of 2016, Apache’s effective income tax rate was primarily impacted by an increase in the valuation allowance on Canadian deferred tax assets.
Apache’s 2017 year-to-date effective income tax rate is primarily impacted by the decrease in deferred taxes associated with its investments in foreign subsidiaries, gains on the sale of oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, and an increase in the amount of valuation allowance on Canadian deferred tax assets. Apache’s 2016 year-to-date effective tax rate was primarily impacted by an increase in the valuation allowance on Canadian deferred tax assets.
Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. In April 2017, the Internal Revenue Service (IRS) began their audit of the Company’s 2014 income tax year. The Company is also under audit in various states and in most of the Company’s foreign jurisdictions as part of its normal course of business.

Capital Resources and Liquidity
Operating cash flows are the Company’s primary source of liquidity. The Company may also elect to use available cash on hand, available committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for all other liquidity and capital resource needs.
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
Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of Apache’s drilling program and its ability to add reserves economically. Changes in commodity prices also impact estimated quantities of proved reserves. In the first six months of 2017, Apache recognized positive reserve revisions of approximately 2 percent of its year-end 2016 estimated proved reserves as a result of higher prices.
Apache believes the liquidity and capital resource alternatives available to Apache, combined with proactive measures to adjust its capital budget to reflect volatile commodity prices and anticipated operating cash flows, will be adequate to fund short-term and long-term operations, including Apache’s capital spending program, repayment of debt maturities, payment of dividends, and any amount that may ultimately be paid in connection with commitments and contingencies.
For additional information, please see Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Six Months Ended June 30,
	2017	2016
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$1,206	$983
Proceeds from sale of oil and gas properties	711	48
Other	27	28
	1,944	1,059
Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$1,157	$925
Leasehold and property acquisitions	67	118
Payments on fixed-rate debt	70	—
Dividends paid	190	189
Distributions to noncontrolling interest	170	93
	1,654	1,325
Increase (decrease) in cash and cash equivalents	$290	$(266)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Net Cash Provided by Operating Activities Operating cash flows are Apache’s primary source of capital and liquidity and are impacted, both in the short term and the long term, by volatile oil and natural gas prices. The factors that determine operating cash flow are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, exploratory dry hole expense, asset impairments, asset retirement obligation (ARO) accretion, and deferred income tax expense, which affect earnings but do not affect cash flows.

Net cash provided by operating activities for the first six months of 2017 totaled $1.2 billion, an increase of $223 million from the first six months of 2016. The increase primarily reflects higher commodity prices compared to the prior-year period.
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
Asset Divestitures The Company recorded proceeds from asset divestitures totaling $711 million and $48 million in the first six months of 2017 and 2016, respectively. For more information regarding the Company’s acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Capital Expenditures Worldwide exploration and development (E&D) cash expenditures for the first six months of 2017 totaled $883 million, compared to $925 million for the first six months of 2016. Apache operated an average of 34 drilling rigs during the second quarter of 2017.
Apache also completed leasehold and property acquisitions totaling $67 million and $118 million during the first six months of 2017 and 2016, respectively.
Apache’s investment in gas gathering, transmission, and processing (GTP) facilities totaled $274 million in the first six months of 2017. Expenditures in 2017 primarily comprise investments in infrastructure for the Alpine High play. No meaningful GTP expenses were incurred during 2016.
Dividends For the six-month periods ended June 30, 2017 and 2016, the Company paid $190 million and $189 million, respectively, in dividends on its common stock.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	June 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$1,667	$1,377
Total debt	8,479	8,544
Equity	8,265	7,679
Available committed borrowing capacity	3,500	3,500
Cash and cash equivalents The Company had $1.7 billion in cash and cash equivalents as of June 30, 2017, compared to $1.4 billion at December 31, 2016. At June 30, 2017, approximately $1.5 billion of the cash was held by foreign subsidiaries. The cash held by foreign subsidiaries should not be subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.
Debt As of June 30, 2017, outstanding debt, which consisted of notes and debentures, totaled $8.5 billion. Current debt as of June 30, 2017, included $150 million of 7.0% senior notes due February 1, 2018.
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

Available committed borrowing capacity In June 2015, the Company entered into a five-year revolving credit facility which matures in June 2020, subject to Apache’s two, one-year extension options. The facility provides for aggregate commitments of $3.5 billion (including a $750 million letter of credit subfacility) and rights to increase commitments to $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its commercial paper program, currently $3.5 billion. The commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of June 30, 2017, the Company had no commercial paper or borrowings under committed bank facilities or uncommitted bank lines outstanding.
In February 2016, the Company entered into a letter of credit facility providing £900 million in commitments and rights to increase commitments to £1.075 billion. This facility matures in February 2020 and is available for the Company’s letter of credit needs, particularly those which may arise in respect of abandonment obligations assumed in various North Sea acquisitions. The facility also is available for loans to cash collateralize letters of credit or obligations to provide letters of credit, in each case, to the extent letters of credit are unavailable under the facility. As of June 30, 2017, three letters of credit aggregating approximately £147.5 million and no borrowings were outstanding under this facility.
The Company was in compliance with the terms of these credit facilities as of June 30, 2017.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company’s average crude oil realizations have increased 9 percent to $46.89 per barrel in the second quarter of 2017 from $43.14 per barrel in the comparable period of 2016. The Company’s average natural gas price realizations have increased 27 percent to $2.60 per Mcf in the second quarter of 2017 from $2.04 per Mcf in the comparable period of 2016. Based on average daily production for the second quarter of 2017, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $22 million, and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the quarter by approximately $9 million.
Apache periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of June 30, 2017, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $2 million. A 10 percent increase in gas prices would decrease the asset by approximately $2 million, while a 10 percent decrease in prices would increase the asset by approximately $2 million. As of June 30, 2017, the Company had open oil derivatives not designated as cash flow hedges in an asset position with a fair value of $139 million. A 10 percent increase in oil prices would decrease the asset by approximately $76 million, while a 10 percent decrease in prices would increase the asset by approximately $117 million. These fair value changes assume volatility based on prevailing market parameters at June 30, 2017. See Note 3—Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $85 million would result from a 10 percent weakening or strengthening, respectively, in the Canadian dollar and British pound as of June 30, 2017.

ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through June 30, 2017, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company is not obligated to acquire any specific number of shares and has not purchased any additional shares during 2017.

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

3.3	–	Bylaws of Registrant, as amended May 11, 2017 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 16, 2017, SEC File No. 001-4300).
*10.1	–	Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated July 13, 2017.
*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101.INS	–	XBRL Instance Document.
*101.SCH	–	XBRL Taxonomy Schema Document.
*101.CAL	–	XBRL Calculation Linkbase Document.
*101.DEF	–	XBRL Definition Linkbase Document.
*101.LAB	–	XBRL Label Linkbase Document.
*101.PRE	–	XBRL Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated:	August 3, 2017	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 3, 2017	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)