Form 10-Q
period 2017-09-30
APACHE CORP
filed 2017-11-03
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2017	380,942,629

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

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our third-quarter 2017 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$1,070	$1,117	$3,292	$3,057
Gas revenues	238	263	726	695
Natural gas liquids revenues	81	59	229	160
	1,389	1,439	4,247	3,912
Derivative instrument losses, net	(110)	—	(69)	—
Gain on divestitures	296	5	616	21
Other	—	(6)	43	(30)
	1,575	1,438	4,837	3,903
OPERATING EXPENSES:
Lease operating expenses	358	382	1,066	1,119
Gathering and transportation	39	51	144	155
Taxes other than income	46	9	117	85
Exploration	231	161	431	347
General and administrative	98	102	307	298
Transaction, reorganization, and separation	20	12	14	36
Depreciation, depletion, and amortization:
Oil and gas property and equipment	524	610	1,598	1,875
Other assets	35	38	109	120
Asset retirement obligation accretion	30	40	103	116
Impairments	—	836	8	1,009
Financing costs, net	101	102	300	311
	1,482	2,343	4,197	5,471
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	93	(905)	640	(1,568)
Current income tax provision	99	150	413	284
Deferred income tax benefit	(111)	(529)	(758)	(755)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	105	(526)	985	(1,097)
Net loss from discontinued operations, net of tax	—	(33)	—	(33)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	105	(559)	985	(1,130)
Net income attributable to noncontrolling interest	42	48	137	93
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$63	$(607)	$848	$(1,223)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income (loss) from continuing operations attributable to common shareholders	$63	$(574)	$848	$(1,190)
Net loss from discontinued operations	—	(33)	—	(33)
Net income (loss) attributable to common shareholders	$63	$(607)	$848	$(1,223)
NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) from continuing operations per share	$0.16	$(1.51)	$2.23	$(3.14)
Basic net loss from discontinued operations per share	—	(0.09)	—	(0.08)
Basic net income (loss) per share	$0.16	$(1.60)	$2.23	$(3.22)
DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Diluted net income (loss) from continuing operations per share	$0.16	$(1.51)	$2.22	$(3.14)
Diluted net loss from discontinued operations per share	—	(0.09)	—	(0.08)
Diluted net income (loss) per share	$0.16	$(1.60)	$2.22	$(3.22)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	381	380	381	379
Diluted	383	380	383	379
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.25	$0.75	$0.75
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	$105	$(559)	$985	$(1,130)
OTHER COMPREHENSIVE INCOME:
Currency translation adjustment	109	—	109	—
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	214	(559)	1,094	(1,130)
Comprehensive income attributable to noncontrolling interest	42	48	137	93
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$172	$(607)	$957	$(1,223)

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$985	$(1,130)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	33
Unrealized derivative instrument losses, net	42	—
Gain on divestitures	(616)	(21)
Exploratory dry hole expense and unproved leasehold impairments	350	260
Depreciation, depletion, and amortization	1,707	1,995
Asset retirement obligation accretion	103	116
Impairments	8	1,009
Deferred income tax benefit	(758)	(755)
Other	167	126
Changes in operating assets and liabilities:
Receivables	(70)	192
Inventories	17	(2)
Drilling advances	(72)	(36)
Deferred charges and other	(60)	40
Accounts payable	2	(93)
Accrued expenses	(65)	(67)
Deferred credits and noncurrent liabilities	20	(33)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,760	1,634

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,471)	(1,281)
Leasehold and property acquisitions	(142)	(169)
Additions to gas gathering, transmission, and processing facilities	(384)	(33)
Proceeds from sale of Canadian assets, net of cash divested	661	—
Proceeds from sale of oil and gas properties	743	74
Other, net	(30)	47
NET CASH USED IN INVESTING ACTIVITIES	(623)	(1,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on fixed-rate debt	(70)	(1)
Distributions to noncontrolling interest	(212)	(215)
Dividends paid	(285)	(284)
Other	(5)	(9)
NET CASH USED IN FINANCING ACTIVITIES	(572)	(509)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	565	(237)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	1,377	1,467
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,942	$1,230

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$341	$345
Income taxes paid, net of refunds	315	256
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2017	December 31, 2016
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,846	$1,377
Restricted cash	96	—
Receivables, net of allowance	1,145	1,128
Inventories	396	476
Drilling advances	151	81
Prepaid assets and other	135	179
	3,769	3,241
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	38,569	42,693
Unproved properties and properties under development	1,810	1,969
Gathering, transmission, and processing facilities	1,363	976
Other	1,012	1,111
	42,754	46,749
Less: Accumulated depreciation, depletion, and amortization	(25,099)	(27,882)
	17,655	18,867
OTHER ASSETS:
Deferred charges and other	411	411
	$21,835	$22,519
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$583	$585
Current debt	550	—
Other current liabilities (Note 5)	1,332	1,258
	2,465	1,843
LONG-TERM DEBT	7,933	8,544
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	948	1,710
Asset retirement obligation	1,831	2,432
Other	281	311
	3,060	4,453
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 414,108,944 and 412,612,102 shares issued, respectively	259	258
Paid-in capital	12,186	12,364
Accumulated deficit	(2,544)	(3,385)
Treasury stock, at cost, 33,171,015 and 33,172,426 shares, respectively	(2,887)	(2,887)
Accumulated other comprehensive loss	(3)	(112)
APACHE SHAREHOLDERS’ EQUITY	7,011	6,238
Noncontrolling interest	1,366	1,441
TOTAL EQUITY	8,377	7,679
	$21,835	$22,519
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	APACHE SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2015	$257	$12,619	$(1,980)	$(2,889)	$(119)	$7,888	$1,602	$9,490
Net income (loss)	—	—	(1,223)	—	—	(1,223)	93	(1,130)
Distributions to noncontrolling interest	—	—	—	—	—	—	(215)	(215)
Common dividends ($0.75 per share)	—	(284)	—	—	—	(284)	—	(284)
Other	1	86	—	1	—	88	—	88
BALANCE AT SEPTEMBER 30, 2016	$258	$12,421	$(3,203)	$(2,888)	$(119)	$6,469	$1,480	$7,949

BALANCE AT DECEMBER 31, 2016	$258	$12,364	$(3,385)	$(2,887)	$(112)	$6,238	$1,441	$7,679
Net income	—	—	848	—	—	848	137	985
Distributions to noncontrolling interest	—	—	—	—	—	—	(212)	(212)
Common dividends ($0.75 per share)	—	(286)	—	—	—	(286)	—	(286)
Other	1	108	(7)	—	109	211	—	211
BALANCE AT SEPTEMBER 30, 2017	$259	$12,186	$(2,544)	$(2,887)	$(3)	$7,011	$1,366	$8,377
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
As of September 30, 2017, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of its consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, with the exception of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting” and ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (see “Recently Adopted Accounting Pronouncements” in this Note 1 below).
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
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. The Company recorded no asset impairments in connection with fair value assessments in the third quarter of 2017. For the nine-month period ended September 30, 2017, the Company recorded asset impairments totaling $8 million in connection with fair value assessments.
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

For the quarter ended September 30, 2016, the Company recorded asset impairments totaling $836 million in connection with fair value assessments including $355 million for proved oil and gas properties in Canada and $481 million for the impairment of the recoverable value of the PRT decommissioning asset. For the nine-month period ended September 30, 2016, the Company recorded asset impairments totaling $1.0 billion in connection with fair value assessments including $423 million for proved oil and gas properties in the U.S. and Canada, $481 million for the impairment of the recoverable value of the PRT decommissioning asset, and $105 million for the impairment of certain gas gathering, transmission, and processing (GTP) assets, which were written down to their fair values of $175 million.
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
Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized. Depreciation of the cost of proved oil and gas properties is calculated using the unit-of-production (UOP) method. The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter by the carrying value of those reserves. The reserve base used to calculate depreciation for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate the depreciation for capitalized costs of exploratory wells and development costs is the sum of proved developed reserves only. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are included in the depreciable cost.
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

The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved property and equipment for the third quarters and first nine months of 2017 and 2016:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Oil and Gas Property:
Proved	$—	$355	$—	$423
Unproved	160	114	214	222
Proved properties impaired during the second and third quarters of 2016 had aggregate fair values of $143 million and $163 million, respectively.
On the statement of consolidated operations, unproved impairments are recorded in exploration expense, and proved impairments are recorded in impairments.
Recently Adopted Accounting Pronouncements
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The guidance was effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 effective January 1, 2017.
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
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach, with early adoption permitted. The Company adopted ASU 2016-18 in the third quarter of 2017. Other than the change in presentation within the statement of consolidated cash flows, the adoption of ASU 2016-18 did not have an impact on the Company’s consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet to the amounts shown in the statement of consolidated cash flows:

	September 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$1,846	$1,377
Restricted cash	96	—
Total cash, cash equivalents, and restricted cash shown in the statement of consolidated cash flows	$1,942	$1,377
For information regarding the restricted cash balance, please refer to Note 2—Acquisitions and Divestitures.
New Pronouncements Issued But Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, and the Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Early adoption is permitted; however, the Company does not intend to early adopt. As part of the assessment to date, the Company has formed an implementation work team and is continuing to evaluate contracts to determine the impact this ASU will have on its consolidated financial statements. At this time, the Company cannot reasonably estimate the financial impact this will have on its consolidated financial statements; however, the Company believes adoption and implementation of this ASU will significantly impact its balance sheet, resulting in an increase in both assets and liabilities relating to its leasing activities.
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The codification was amended through additional ASUs and, as amended, requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company continues to make progress on evaluating the accounting implications of this ASU and its assessment of contracts with customers is largely complete. Based on the Company’s evaluation to date, it does not expect the adoption of this ASU to have a material impact on net earnings, however, the Company is analyzing whether the classification of certain items in revenue and expense will be impacted. The Company continues to evaluate the disclosure requirements, develop accounting policies, and assess changes to the relevant business processes and the control activities within them as a result of the provisions of this ASU. The Company will adopt the new standard on January 1, 2018, utilizing the modified retrospective approach.

2.	ACQUISITIONS AND DIVESTITURES

2017 Activity
Canada Divestitures
During the third quarter, Apache announced the sale of its subsidiary Apache Canada Ltd. (ACL) and complete exit of its Canadian operations. On June 30, 2017, Apache completed the sale of its Canadian assets at Midale and House Mountain, located in Saskatchewan and Alberta, for aggregate cash proceeds of approximately $228 million. The Company recognized a $52 million loss during the second quarter of 2017 in association with this sale.
In August of 2017, Apache completed the sale of its remaining Canadian operations for aggregate cash proceeds of approximately $478 million. The Company recognized a $74 million gain upon closing of these transactions in the third quarter of 2017. The Company has classified $96 million of proceeds as “Restricted cash” on the Company’s consolidated balance sheet, pending the Alberta Energy Regulator’s clearance of the transfer of Provost area licenses from ACL to the buyer.
A summary of the assets and liabilities at closing of the August transactions is detailed below:

(In millions)
ASSETS
Current assets	$110
Property, plant & equipment	1,132
Total Assets	$1,242
LIABILITIES
Current liabilities, excluding asset retirement obligation	$120
Asset retirement obligation	780
Other long-term liabilities	46
Total Liabilities	$946
The net carrying value of the assets disposed included a currency translation loss of $109 million, which was recorded in “Accumulated Other Comprehensive Loss” on the Company’s consolidated balance sheet at December 31, 2016. The currency translation loss was recognized as a reduction of the net gain on sale during the third quarter of 2017 upon closing of the transactions.
Apache’s Canadian operations recorded pretax losses of $12 million and $141 million for the third quarter and first nine months of 2017, respectively, compared to pretax losses of $483 million and $644 million, respectively, for the comparable periods in 2016.

U.S. Divestitures
During the first nine months of 2017, Apache completed the sale of certain non-core assets, primarily leasehold acreage in the Permian and Midcontinent/Gulf Coast regions, in multiple transactions for cash proceeds of $783 million, subject to customary closing adjustments. A refundable deposit of $40 million was received in the fourth quarter of 2016 in connection with certain of these transactions. The Company recognized gains of approximately $594 million during the first nine months of 2017 in connection with these transactions.

North Sea GTP Divestiture
During the fourth quarter of 2016, Apache entered into an agreement to sell its 30.28 percent interest in the Scottish Area Gas Evacuation system (SAGE) and its 60.56 percent interest in the Beryl pipeline in the North Sea to Ancala Midstream Acquisitions Limited (Ancala). The transaction is subject to regulatory and third-party approvals, which are ongoing in 2017. The Company received a refundable deposit in connection with this transaction, which is recorded in “Other current liabilities” on the consolidated balance sheet. The refundable deposit was $149 million as of September 30, 2017.
Leasehold and Property Acquisitions
During the third quarter and first nine months of 2017, Apache purchased $75 million and $142 million, respectively, of leasehold and property acquisitions primarily in its North America onshore regions.

2016 Activity
Leasehold and Property Acquisitions
During the third quarter and first nine months of 2016, Apache purchased $51 million and $169 million, respectively, of leasehold and property acquisitions primarily in its North America onshore regions and Egypt.
Discontinued Operations
Apache sold its operations in Argentina and Australia in 2014 and 2015, respectively. The results of operations related to the Argentina and Australia dispositions and the losses on disposals were classified as discontinued operations in the Company’s financial statements. During 2016, the Company incurred additional losses on these dispositions. The components of the Company’s loss from discontinued operations were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Loss from Australia divestiture	$—	$(23)	$—	$(23)
Loss from Argentina divestiture	—	(10)	—	(10)
Loss from discontinued operations, net of tax	$—	$(33)	$—	$(33)
Transaction, Reorganization, and Separation
During the third quarter and first nine months of 2017, Apache recorded $20 million and $14 million, respectively, in expense related to asset divestitures in the U.S. and Canada and employee separation. During the third quarter and first nine months of 2016, Apache recorded $12 million and $36 million, respectively, in expense related to various asset divestitures, company reorganization, and employee separation.

3.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Strategies
The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production. Apache manages the variability in its cash flows by occasionally entering into derivative transactions on a portion of its crude oil and natural gas production. The Company utilizes various types of derivative financial instruments to manage fluctuations in cash flows resulting from changes in commodity prices. The Company’s derivatives are not designated as cash flow hedges, therefore, changes in fair value are recognized currently in earnings.
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of September 30, 2017, Apache had derivative positions with 14 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
Derivative Instruments
As of September 30, 2017, Apache had the following open crude oil derivative positions:

		Put Options(1)(2)
Production Period	Settlement Index	Mbbls	Weighted Average Strike Price
October—December 2017	NYMEX WTI	8,464	$50.00
October—December 2017	Dated Brent	7,636	$51.00

(1)	The remaining unamortized premium paid as of September 30, 2017, was $50 million.

(2)	Subsequent to September 30, 2017, Apache entered into put option contracts settling against Dated Brent totaling 3,650 Mbbls with a strike price of $50 for the calendar year 2018.

		Fixed-Price Swaps		Collars(3)			Call Options(4)
Production Period	Settlement Index	Mbbls	Weighted Average Fixed Price	Mbbls	Weighted Average Floor Price	Weighted Average Ceiling Price	Mbbls	Strike Price
January—June 2018	NYMEX WTI	2,715	$51.23	2,715	$45.00	$56.45	—	—
January—June 2018	Dated Brent	2,172	$54.57	2,172	$50.00	$58.77	—	—
January—December 2018	NYMEX WTI	—	—	6,023	$45.00	$57.02	6,023	$60.00

(3)
Subsequent to September 30, 2017, Apache entered into crude oil contracts settling against NYMEX WTI totaling 730 Mbbls with a floor and ceiling of $45.00 and $56.90, respectively, for the calendar year 2018.

(4)	The remaining unamortized premium paid as of September 30, 2017, was $9 million.

As of September 30, 2017, Apache had the following open natural gas derivative positions:

		Fixed-Price Swaps(1)
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Fixed Price
October—December 2017	NYMEX Henry Hub	4,370	$3.32
January—March 2018	NYMEX Henry Hub	13,500	$3.39
January—June 2018	NYMEX Henry Hub	22,625	$3.17
April—June 2018	NYMEX Henry Hub	16,835	$2.92
July—December 2018	NYMEX Henry Hub	18,400	$2.97

(1)
Subsequent to September 30, 2017, Apache entered into fixed-price natural gas swaps settling against NYMEX Henry Hub totaling 15,180,000 MMBtu with a weighted average fixed-price of $2.95 for the second half of 2018.

As of September 30, 2017, Apache had the following open natural gas financial basis swap contracts:

Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential
January—March 2018	NYMEX Henry Hub/Waha	9,450	$(0.43)
July—December 2018	NYMEX Henry Hub/Waha	33,120	$(0.53)
October—December 2018	NYMEX Henry Hub/Waha	1,380	$(0.51)
January—March 2019	NYMEX Henry Hub/Waha	1,350	$(0.54)
January—June 2019	NYMEX Henry Hub/Waha	32,580	$(0.53)
January—December 2019	NYMEX Henry Hub/Waha	14,600	$(0.45)
Fair Value Measurements
Apache’s commodity derivative instruments consist of variable-to-fixed price commodity swaps, options, and collars. The fair values of the Company’s derivatives are not actively quoted in the open market. The Company uses a market approach to estimate the fair values of its derivative instruments on a recurring basis, utilizing commodity futures pricing for the underlying commodities provided by a reputable third party, a Level 2 fair value measurement.
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
September 30, 2017
Assets:
Commodity Derivative Instruments	$—	$24	$—	$24	$(7)	$17
Liabilities:
Commodity Derivative Instruments	—	7	—	7	(7)	—
December 31, 2016
Assets:
Commodity Derivative Instruments	$—	$—	$—	$—	$—	$—
Liabilities:
Commodity Derivative Instruments	—	—	—	—	—	—

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.

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

	September 30, 2017	December 31, 2016
	(In millions)
Current Assets: Prepaid assets and other	$13	$—
Other Assets: Deferred charges and other	4	—
Total Assets	$17	$—
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Realized gain (loss):
Derivative settlements, realized gain	$23	$—	$23	$—
Amortization of put premium, realized loss	(50)	—	(50)	—
Unrealized loss	(83)	—	(42)	—
Derivative instrument losses, net	$(110)	$—	$(69)	$—
Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations is reflected in the statement of consolidated cash flows separately as a component of “Unrealized derivative instrument losses, net” in “Adjustments to reconcile net income (loss) to net cash provided by operating activities.”

4.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $369 million and $264 million at September 30, 2017 and December 31, 2016, respectively. The increase is primarily attributable to additional drilling activities in the U.S. during the period, partially offset by successful transfers and dry hole write-offs. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2016 were charged to dry hole expense during the nine months ended September 30, 2017. Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether reserves can be attributed to these projects.

5.	OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In millions)
Accrued operating expenses	$73	$110
Accrued exploration and development	691	463
Accrued compensation and benefits	99	201
Accrued interest	108	145
Accrued income taxes	68	22
Current asset retirement obligation	35	66
Refundable deposits	149	174
Other	109	77
Total other current liabilities	$1,332	$1,258

6.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the nine-month period ended September 30, 2017:

(In millions)
Asset retirement obligation at December 31, 2016	$2,498
Liabilities incurred	39
Liabilities divested	(810)
Liabilities settled	(30)
Accretion expense	103
Revisions in estimated liabilities	66
Asset retirement obligation at September 30, 2017	1,866
Less current portion	35
Asset retirement obligation, long-term	$1,831

7.	INCOME TAXES
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
In August 2017, Apache completed the sale of ACL. For more information regarding this transaction, please refer to Note 2—Acquisitions and Divestitures. As a result of this transaction, Apache recorded a deferred tax asset associated with its realizable capital loss on the sale of ACL, and a decrease in the Company’s deferred tax liability associated with its investment in foreign subsidiaries. In the third and second quarters of 2017, the Company recorded a $2 million deferred income tax expense and a $674 million deferred income tax benefit, respectively, in connection with these transactions.
Apache’s third quarter of 2017 effective income tax rate was primarily impacted by gains on the sale of oil and gas properties and a $30 million current tax benefit associated with U.S. federal income tax credits. On September 15, 2016, U.K. Finance Act 2016 received Royal Assent. Under the enacted legislation, the corporate income tax rate on North Sea oil and gas profits was reduced from 50 percent to 40 percent effective January 1, 2016. As a result of the enacted legislation, in the third quarter of 2016 the Company recorded a deferred tax benefit of $235 million related to the remeasurement of the Company’s December 31, 2015 U.K. deferred income tax liability.
Apache’s 2017 year-to-date effective income tax rate is primarily impacted by the decrease in deferred taxes associated with its investments in foreign subsidiaries, gains on the sale of oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, and the current tax benefit associated with U.S. federal income tax credits. Apache’s 2016 year-to-date effective income tax rate was primarily impacted by non-cash impairments of the carrying value of the Company’s oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, the impact of the change in U.K. statutory income tax rate, and an increase in the amount of valuation allowances on U.S. and Canadian deferred tax assets.
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
The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Commercial paper and committed bank facilities	$—	$—	$—	$—
Notes and debentures	8,483	9,094	8,544	9,183
Total Debt	$8,483	$9,094	$8,544	$9,183
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
The following table presents the carrying value of the Company’s debt as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In millions)
Debt before unamortized discount and debt issuance costs	$8,580	$8,650
Unamortized discount	(48)	(50)
Debt issuance costs	(49)	(56)
Total debt	8,483	8,544
Current maturities	(550)	—
Long-term debt	$7,933	$8,544

As of September 30, 2017, current debt included $150 million of 7.0% senior notes due February 1, 2018 and $400 million of 6.9% senior notes due September 15, 2018.

As of September 30, 2017, the Company had a revolving credit facility that matures in June 2020, subject to Apache’s two one-year extension options. The facility provides for aggregate commitments of $3.5 billion (including a $750 million letter of credit subfacility), with rights to increase commitments up to an aggregate $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its $3.5 billion commercial paper program. The commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of September 30, 2017, the Company had no commercial paper or borrowings under committed bank facilities or uncommitted bank lines outstanding.

As of September 30, 2017, the Company had a letter of credit facility, which provides for £900 million in commitments and rights to increase commitments to £1.075 billion. This facility matures in February 2020. The facility is available for letters of credit and loans to cash collateralize letters of credit or obligations to provide letters of credit, in each case, to the extent letters of credit are unavailable under the facility. As of September 30, 2017, three letters of credit aggregating approximately £147.5 million and no borrowings were outstanding under this facility.

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

In August 2017, the Company assumed the obligations of Apache Finance Canada Corporation (AFCC) in respect of $300 million 7.75% notes due in 2029 which AFCC issued and the Company guaranteed pursuant to the governing indenture. The assumption was permitted by the indenture and effected pursuant to a supplemental indenture thereto. As a result of the assumption, the Company is the obligor under the notes and indenture, and AFCC is released from its obligations thereunder. The $300 million 7.75% notes historically have been included in the Company’s long-term debt; accordingly, the assumption did not change the Company’s long-term debt or total debt.
Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Interest expense	$113	$116	$344	$348
Amortization of deferred loan costs	3	2	7	5
Capitalized interest	(12)	(13)	(39)	(36)
Loss on extinguishment of debt	—	—	1	—
Interest income	(3)	(3)	(13)	(6)
Financing costs, net	$101	$102	$300	$311

9.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of September 30, 2017, the Company has an accrued liability of approximately $37 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
On July 24, 2013, a lawsuit captioned Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East v. Tennessee Gas Pipeline Company et al., Case No. 2013-6911 was filed in the Civil District Court for the Parish of Orleans, State of Louisiana, in which plaintiff on behalf of itself and as the board governing the levee districts of Orleans, Lake Borgne Basin, and East Jefferson alleged that Louisiana coastal lands have been damaged as a result of oil and gas industry activity, including a network of canals for access and pipelines. The defendants removed the case from state court to federal court and, on February 13, 2015, the federal court entered judgment in favor of defendants dismissing all of plaintiff’s claims with prejudice. Plaintiff appealed the lower court’s dismissal to the 5th Circuit Court of Appeals and additionally challenged the defendants’ right to remove the case to federal court. On March 3, 2017, the 5th Circuit Court of Appeals affirmed the propriety of federal jurisdiction based in part on Apache’s argument that plaintiff’s state-based claims required a resolution of substantial questions of federal law and also affirmed the dismissal of the action. The Plaintiff filed a Petition for a Writ of Certiorari with the United States Supreme Court. On October 30, 2017, the United States Supreme Court denied review and declined to consider the plaintiff’s Petition of Certiorari.
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

Apollo Exploration Lawsuit
In a fourth amended petition filed on March 21, 2016, in a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs have reduced their alleged damages to approximately $500 million (having previously claimed in excess of $1.1 billion) relating to certain purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The Court recently granted two of Apache’s motions for summary judgment further limiting the plaintiffs’ theories and potential damages. Apache believes that plaintiffs’ claims lack merit, and further that plaintiffs’ alleged damages, even as amended, are grossly inflated. Apache will vigorously oppose the claims. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Escheat Audits
There has been no material change with respect to the review of the books and records of the Company and its subsidiaries and related entities by the State of Delaware, Department of Finance (Unclaimed Property), to determine compliance with the Delaware Escheat Laws, since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Environmental Matters
As of September 30, 2017, the Company had an undiscounted reserve for environmental remediation of approximately $4 million. The Company is not aware of any environmental claims existing as of September 30, 2017, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
ACL, a former subsidiary of the Company, previously reported produced water spills in a remote area of the Bellow Field and a hydrogen sulfide and oil emulsion leak in the Zama area. The Company sold ACL in a transaction that was completed in the third quarter of 2017. The Canadian environmental litigation and liabilities remained with ACL and are now the responsibility of the acquirer.
In addition to the matters for which the Company has already accrued, on July 17, 2017, in three separate actions, San Mateo County, California, Marin County, California, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the state of California against over 30 oil, gas, and coal companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. Apache believes that the claims made against it are baseless and intends to vigorously defend these lawsuits.
Australian Operations Divestiture Dispute
By a Sale and Purchase Agreement dated April 9, 2015 (SPA), the Company and its subsidiaries divested their remaining Australian operations to Viraciti Energy Pty Ltd, which has since been renamed Quadrant Energy Pty Ltd (Quadrant). Closing occurred on June 5, 2015. By letter dated June 6, 2016, Quadrant provided the Company with a placeholder notice of claim under the SPA concerning tax and other issues totaling approximately $200 million in the aggregate. The Company believes that these claims lack merit and intends to vigorously defend against them. Moreover, on September 22, 2017, subsidiaries of the Company filed suit against Quadrant for breaching the SPA and wrongfully withholding tax refunds owed under the SPA. This claim totals approximately $80 million AUD.

10.	CAPITAL STOCK
Net Income (Loss) per Common Share
A reconciliation of the components of basic and diluted net income (loss) per common share for the quarters and nine months ended September 30, 2017 and 2016, is presented in the table below.

	For the Quarter Ended September 30,
	2017			2016
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) from continuing operations	$63	381	$0.16	$(574)	380	$(1.51)
Loss from discontinued operations	—	381	—	(33)	380	(0.09)
Income (loss) attributable to common stock	$63	381	$0.16	$(607)	380	$(1.60)
Effect of Dilutive Securities:
Stock options and other	$—	2	$—	$—	—	$—
Diluted:
Income (loss) from continuing operations	$63	383	$0.16	$(574)	380	$(1.51)
Loss from discontinued operations	—	383	—	(33)	380	(0.09)
Income (loss) attributable to common stock	$63	383	$0.16	$(607)	380	$(1.60)

	For the Nine Months Ended September 30,
	2017			2016
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) from continuing operations	$848	381	$2.23	$(1,190)	379	$(3.14)
Loss from discontinued operations	—	381	—	(33)	379	(0.08)
Income (loss) attributable to common stock	$848	381	$2.23	$(1,223)	379	$(3.22)
Effect of Dilutive Securities:
Stock options and other	$—	2	$(0.01)	$—	—	$—
Diluted:
Income (loss) from continuing operations	$848	383	$2.22	$(1,190)	379	$(3.14)
Loss from discontinued operations	—	383	—	(33)	379	(0.08)
Income (loss) attributable to common stock	$848	383	$2.22	$(1,223)	379	$(3.22)

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 8.4 million and 4.7 million for the quarters ended September 30, 2017 and 2016, respectively, and 7.5 million and 6.5 million for the nine months ended September 30, 2017 and 2016, respectively.
Common Stock Dividends
For each of the quarters ended September 30, 2017, and 2016, Apache paid $95 million in dividends on its common stock. For the nine months ended September 30, 2017 and 2016, the Company paid $285 million and $284 million, respectively.
Stock Repurchase Program
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through September 30, 2017, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company is not obligated to acquire any specific number of shares and has not purchased any shares during 2017.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table describes changes to the Company’s accumulated other comprehensive loss by component for the nine-month period ended September 30, 2017:

	Currency Translation Adjustment	Pension and Postretirement Benefit Plan	Total
	(In millions)
Accumulated other comprehensive loss at December 31, 2016	$(109)	$(3)	$(112)
Currency translation adjustment divested(1)	109	—	109
Accumulated other comprehensive loss at September 30, 2017	$—	$(3)	$(3)

(1)
Currency translation adjustments resulting from translating the Canadian subsidiaries’ financial statements into U.S. dollar equivalents, prior to adoption of the U.S. dollar as their functional currency, were reported separately and accumulated in other comprehensive loss. This currency translation loss was recognized as a reduction of the net gain on divestiture during the third quarter of 2017 in connection with the Canada divestitures. For more information regarding these divestitures, please refer to Note 2—Acquisitions and Divestitures.

12.	BUSINESS SEGMENT INFORMATION
Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil, and natural gas liquids. At September 30, 2017, the Company had production in three reporting segments: the United States, Egypt, and offshore the United Kingdom in the North Sea (North Sea). Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity. Financial information for each area is presented below:

	United States	Canada(1)	Egypt(2)	North Sea	Other International	Total
	(In millions)
For the Quarter Ended September 30, 2017
Oil and Gas Production Revenues	$550	$36	$543	$260	$—	$1,389
Operating Income (Loss)(3)	$(114)	$(1)	$226	$16	$(1)	$126
Other Income (Expense):
Gain on divestitures, net						296
Derivative instrument losses, net						(110)
General and administrative						(98)
Transaction, reorganization, and separation						(20)
Financing costs, net						(101)
Income Before Income Taxes						$93

For the Nine Months Ended September 30, 2017
Oil and Gas Production Revenues	$1,593	$231	$1,655	$768	$—	$4,247
Operating Income (Loss)(3)	$(71)	$(33)	$740	$59	$(24)	$671
Other Income (Expense):
Gain on divestitures, net						616
Derivative instrument losses, net						(69)
Other						43
General and administrative						(307)
Transaction, reorganization, and separation						(14)
Financing costs, net						(300)
Income Before Income Taxes						$640
Total Assets	$13,105	$—	$4,906	$3,770	$54	$21,835

	United States	Canada(1)	Egypt(2)	North Sea	Other International	Total
	(In millions)
For the Quarter Ended September 30, 2016
Oil and Gas Production Revenues	$524	$87	$581	$247	$—	$1,439
Operating Income (Loss)(4)	$(17)	$(466)	$263	$(455)	$(13)	$(688)
Other Income (Expense):
Gain on divestitures, net						5
Other						(6)
General and administrative						(102)
Transaction, reorganization, and separation						(12)
Financing costs, net						(102)
Loss From Continuing Operations Before Income Taxes						$(905)

For the Nine Months Ended September 30, 2016
Oil and Gas Production Revenues	$1,453	$243	$1,515	$701	$—	$3,912
Operating Income (Loss)(4)	$(283)	$(586)	$525	$(557)	$(13)	$(914)
Other Income (Expense):
Gain on divestitures, net						21
Other						(30)
General and administrative						(298)
Transaction, reorganization, and separation						(36)
Financing costs, net						(311)
Loss From Continuing Operations Before Income Taxes						$(1,568)
Total Assets	$12,299	$1,630	$5,320	$3,851	$49	$23,149

(1)	During the third quarter of 2017, Apache completed the sale of its Canadian operations. For more information regarding this divestiture, please refer to Note 2—Acquisitions and Divestitures.

(2)	Includes a noncontrolling interest in Egypt.

(3)
Operating income (loss) consists of oil and gas production revenues less lease operating expenses, gathering and transportation costs, taxes other than income, exploration costs, depreciation, depletion, and amortization, asset retirement obligation accretion, and impairments. The operating income (loss) of U.S. includes leasehold impairments totaling $160 million for the third quarter of 2017. The operating income (loss) of U.S., Canada, and North Sea includes leasehold and other asset impairments totaling $212 million, $2 million, and $8 million, respectively, for the first nine months of 2017.

(4)
The operating income (loss) of U.S., Canada, and North Sea includes leasehold, property, and other asset impairments totaling $46 million, $423 million, and $481 million, respectively, for the third quarter of 2016. The operating income (loss) of U.S., Canada, and North Sea includes leasehold, property, and other asset impairments totaling $212 million, $433 million, and $586 million, respectively, for the first nine months of 2016.

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
Overview
Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. The Company has exploration and production operations in three geographic areas: the United States (U.S.), Egypt, and offshore the United Kingdom (U.K.) in the North Sea (North Sea). Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity.
During the quarter, Apache completed its strategic exit from Canada that was enabled by its Alpine High discovery. We believe this portfolio shift is a significant upgrade to the Company’s portfolio of assets, as the Alpine High discovery offers higher returns and significantly more long-term growth potential. Apache’s U.S. assets are complemented by its international assets in Egypt and the North Sea, each of which adds to the Company’s deep inventory of exploration and development opportunities and generate cash flows in excess of current capital investments, facilitating the Company’s ability to develop Alpine High while maintaining financial flexibility.
Apache reported third-quarter net income of $63 million, or $0.16 per common share, compared to a loss of $607 million, or $1.60 per common share, in the third quarter of 2016. The increase in net income compared to the prior-year quarter is primarily the result of gains on divestitures in the current-year quarter, as well as lower impairment charges in the current period. Revenue gains from significant increases in realized commodity prices partially mitigated the impact of production declines.
Daily production in the third quarter of 2017 averaged 448 thousand barrels of oil equivalent per day (Mboe/d), a decrease of 14 percent from the comparative prior-year quarter driven by the sale of the Company’s Canadian operations. Excluding production from Canada, Apache’s worldwide equivalent daily production decreased 8 percent due to natural decline. The production decline was driven by strategic decisions to curtail capital investments in the two preceding years in order to allow costs to re-align with the lower commodity price environment and to allocate a significant portion of this year’s capital investments to the development of the Alpine High field and infrastructure.
During the first nine months of 2017, the Company generated $1.8 billion in cash from operating activities, an 8 percent increase from the comparative prior-year period, and $1.4 billion of cash proceeds from non-core asset divestments. Apache exited the quarter with $1.9 billion of cash, cash equivalents, and restricted cash, an increase of $565 million from year-end 2016. In addition, the Company reduced debt from year-end levels and has $3.5 billion of available committed borrowing capacity. In response to continued commodity price volatility, the Company entered commodity derivatives to secure deployment of high priority investments without compromising its financial strength or flexibility. We continuously monitor changes in our operating environment and have the ability, due to our dynamic capital allocation process, to adjust our capital investment program to levels that maximize value for our shareholders over the long-term.
Operating Highlights
Significant operating activities for the quarter include the following:
North America

•
North America equivalent production decreased 17 percent for the quarter relative to the 2016 period, reflecting Apache’s exit from Canada. Excluding Canada, Apache’s North America equivalent production decreased 6 percent, in line with the Company’s expectations given the significant reduction in capital investments over the preceding two years and the allocation of a significant portion of our 2017 capital investments to infrastructure at Alpine High.

•
Third-quarter equivalent production from the Permian Basin region, which accounts for more than half of Apache’s total North American production, increased 1 percent from the third quarter of 2016, which was driven by our Alpine High discovery and strong performance in the Midland Basin. Third-quarter production increased 11 percent from the prior sequential quarter, a reflection of increased activity and the startup of Alpine High production.

•	Drilling and infrastructure development activities continue at Alpine High; specifically:

◦
First production from the Alpine High play was achieved in early May 2017. Net production averaged approximately 13.3 Mboe/d during the third quarter, and we anticipate production of 25 Mboe/d by the end of the year.

◦	During the first nine months of 2017, Apache invested $389 million in midstream facilities at Alpine High, with development ongoing.

◦
Three processing facilities are currently operating with a combined gross inlet capacity of 200 million cubic feet of natural gas per day (MMcf/d). Infrastructure buildout for two additional central processing facilities has been slightly delayed by a quarter as a result of Hurricane Harvey-related damage to Houston-area manufacturing facilities that are providing key infrastructure equipment.

•
In 2017, Apache announced three separate transactions to sell its subsidiary Apache Canada Ltd. (ACL) and exit its Canadian operations. The sale of assets at Midale and House Mountain, located in Saskatchewan and Alberta, closed on June 30, 2017 for approximately $228 million of cash proceeds. The two remaining transactions to sell ACL and Provost assets in Alberta closed in August 2017 for approximately $478 million of cash proceeds. The sale of Apache’s Canadian operations further streamlines its portfolio, enabling the Company to allocate a higher percentage of capital to the Permian Basin.

International

•
The Egypt region net equivalent production decreased 12 percent from the third quarter of 2016 despite a decline of only 3 percent in gross production, a function of the Company’s production-sharing contracts. In August 2017, the Company received final award of two new concessions totaling 1.6 million net acres. At the end of September 2017, the Company began acquiring high resolution 3D seismic in the West Kalabsha concession and plans to expand this seismic activity to cover the majority of its acreage.

•
The North Sea region average daily production decreased 5 percent from the third quarter of 2016, primarily the result of extended turnaround activities in the third quarter of 2017 and natural well decline. The Callater discovery, which came online in late May 2017, has two wells producing with a third offset well expected to commence production later in the fourth quarter of 2017.

Results of Operations
Oil and Gas Revenues
The table below presents revenues by geographic region and each region’s percent contribution to revenues for 2017 and 2016.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$381	36%	$377	34%	$1,133	35%	$1,099	36%
Canada	14	1%	47	4%	110	3%	132	4%
North America	395	37%	424	38%	1,243	38%	1,231	40%
Egypt (1)	442	41%	476	43%	1,351	41%	1,209	40%
North Sea	233	22%	217	19%	698	21%	617	20%
International (1)	675	63%	693	62%	2,049	62%	1,826	60%
Total (1)	$1,070	100%	$1,117	100%	$3,292	100%	$3,057	100%
Total Natural Gas Revenues:
United States	$97	41%	$98	37%	$266	37%	$222	32%
Canada	19	8%	36	14%	104	14%	100	14%
North America	116	49%	134	51%	370	51%	322	46%
Egypt (1)	98	41%	103	39%	295	41%	298	43%
North Sea	24	10%	26	10%	61	8%	75	11%
International (1)	122	51%	129	49%	356	49%	373	54%
Total (1)	$238	100%	$263	100%	$726	100%	$695	100%
Total Natural Gas Liquids (NGL) Revenues:
United States	$72	89%	$49	83%	$194	85%	$132	82%
Canada	3	4%	4	7%	17	7%	11	7%
North America	75	93%	53	90%	211	92%	143	89%
Egypt (1)	3	4%	2	3%	9	4%	8	5%
North Sea	3	3%	4	7%	9	4%	9	6%
International (1)	6	7%	6	10%	18	8%	17	11%
Total (1)	$81	100%	$59	100%	$229	100%	$160	100%
Total Oil and Gas Revenues:
United States	$550	40%	$524	36%	$1,593	38%	$1,453	37%
Canada	36	2%	87	6%	231	5%	243	6%
North America	586	42%	611	42%	1,824	43%	1,696	43%
Egypt (1)	543	39%	581	41%	1,655	39%	1,515	39%
North Sea	260	19%	247	17%	768	18%	701	18%
International (1)	803	58%	828	58%	2,423	57%	2,216	57%
Total (1)	$1,389	100%	$1,439	100%	$4,247	100%	$3,912	100%

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The table below presents the third-quarter and year-to-date 2017 and 2016 production and the relative increase or decrease from the prior period.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Oil Volume – b/d
United States	90,883	(8)%	98,269	89,228	(17)%	106,924
Canada	3,441	(73)%	12,619	8,881	(33)%	13,331
North America	94,324	(15)%	110,888	98,109	(18)%	120,255
Egypt(1)(2)	93,749	(15)%	110,809	97,447	(7)%	105,118
North Sea	49,945	2%	49,192	49,274	(11)%	55,071
International	143,694	(10)%	160,001	146,721	(8)%	160,189
Total	238,018	(12)%	270,889	244,830	(13)%	280,444
Natural Gas Volume – Mcf/d
United States	404,486	2%	395,062	378,625	(6)%	404,282
Canada	107,524	(54)%	233,635	175,787	(29)%	248,912
North America	512,010	(19)%	628,697	554,412	(15)%	653,194
Egypt(1)(2)	378,426	(7)%	405,863	389,533	(4)%	403,832
North Sea	50,057	(28)%	69,509	42,800	(36)%	66,884
International	428,483	(10)%	475,372	432,333	(8)%	470,716
Total	940,493	(15)%	1,104,069	986,745	(12)%	1,123,910
NGL Volume – b/d
United States	49,149	(13)%	56,355	48,063	(14)%	55,897
Canada	2,183	(64)%	6,039	3,780	(36)%	5,879
North America	51,332	(18)%	62,394	51,843	(16)%	61,776
Egypt(1)(2)	916	(19)%	1,124	917	(18)%	1,120
North Sea	1,219	(28)%	1,697	1,044	(33)%	1,557
International	2,135	(24)%	2,821	1,961	(27)%	2,677
Total	53,467	(18)%	65,215	53,804	(17)%	64,453
BOE per day(3)
United States	207,447	(6)%	220,468	200,396	(13)%	230,202
Canada	23,544	(59)%	57,597	41,959	(31)%	60,695
North America	230,991	(17)%	278,065	242,355	(17)%	290,897
Egypt(2)	157,737	(12)%	179,575	163,286	(6)%	173,544
North Sea(4)	59,507	(5)%	62,475	57,451	(15)%	67,775
International	217,244	(10)%	242,050	220,737	(9)%	241,319
Total	448,235	(14)%	520,115	463,092	(13)%	532,216

(1)	Gross oil, natural gas, and NGL production in Egypt for the third quarter and nine-month period of 2017 and 2016 were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Oil (b/d)	201,151	210,755	196,781	210,939
Natural Gas (Mcf/d)	818,350	826,548	813,880	828,950
NGL (b/d)	1,526	1,853	1,514	1,918

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the third quarter and nine-month period of 2017 and 2016 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Oil (b/d)	31,275	36,839	32,573	34,964
Natural Gas (Mcf/d)	126,459	135,233	130,263	134,591
NGL (b/d)	305	374	306	373

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

(4)
Average sales volumes from the North Sea were 57,207 boe/d and 65,171 boe/d for the third quarter of 2017 and 2016, respectively, and 57,963 boe/d and 67,222 boe/d for the first nine months of 2017 and 2016, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing

The table below presents third-quarter and year-to-date 2017 and 2016 pricing and the relative increase or decrease from the prior period.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Average Oil Price - Per barrel
United States	$45.68	9%	$41.83	$46.54	24%	$37.53
Canada	42.23	5%	40.17	45.25	26%	36.04
North America	45.56	9%	41.65	46.42	24%	37.36
Egypt	51.23	10%	46.54	50.78	21%	41.97
North Sea	53.11	17%	45.47	51.35	24%	41.28
International	51.87	12%	46.20	50.97	22%	41.74
Total	49.34	11%	44.35	49.15	23%	39.86
Average Natural Gas Price - Per Mcf
United States	$2.62	(2)%	$2.66	$2.58	29%	$2.00
Canada	1.90	11%	1.71	2.17	48%	1.47
North America	2.47	7%	2.31	2.45	36%	1.80
Egypt	2.81	2%	2.75	2.77	3%	2.69
North Sea	5.27	27%	4.14	5.27	28%	4.12
International	3.10	5%	2.96	3.02	4%	2.89
Total	2.75	6%	2.59	2.70	19%	2.26
Average NGL Price - Per barrel
United States	$15.77	64%	$9.59	$14.75	71%	$8.65
Canada	15.80	159%	6.10	16.39	148%	6.61
North America	15.77	70%	9.25	14.87	76%	8.46
Egypt	36.47	30%	28.12	35.98	31%	27.54
North Sea	26.92	10%	24.45	30.51	40%	21.82
International	31.02	20%	25.91	33.07	37%	24.21
Total	16.38	64%	9.97	15.53	70%	9.11

Third-Quarter 2017 compared to Third-Quarter 2016
Crude Oil Revenues Crude oil revenues for the third quarter of 2017 totaled $1.1 billion, a $47 million decrease from the comparative 2016 quarter. A 12 percent decrease in average daily production reduced third-quarter 2017 revenues by $172 million compared to the prior-year quarter, while 11 percent higher average realized prices increased revenues by $125 million. Crude oil accounted for 77 percent of Apache’s oil and gas production revenues and 53 percent of its equivalent production in the third quarter of 2017. Crude oil prices realized in the third quarter of 2017 averaged $49.34 per barrel, compared with $44.35 per barrel in the comparative prior-year quarter.
Worldwide oil production decreased 32.9 Mb/d to 238.0 Mb/d in the third quarter of 2017 from the comparative prior-year period, primarily the result of the Canada divestitures and natural decline. Decreases were slightly offset by a 2 percent increase in the North Sea region, a result of the Callater field coming online in late May 2017.
Natural Gas Revenues Gas revenues for the third quarter of 2017 totaled $238 million, a $25 million decrease from the comparative 2016 quarter. A 15 percent decrease in average daily production reduced third-quarter revenues by $42 million compared to the prior-year quarter, while 6 percent higher average realized prices increased revenues by $17 million. Natural gas accounted for 17 percent of Apache’s oil and gas production revenues and 35 percent of its equivalent production during the third quarter of 2017.

Worldwide natural gas production decreased 164 MMcf/d to 940 MMcf/d in the third quarter of 2017 from the comparative prior-year period, primarily the result of the Canada divestitures and maintenance activity in the North Sea. Decreases were slightly offset by a 2 percent increase in the U.S., primarily on drilling activity at Alpine High.
NGL Revenues NGL revenues for the third quarter of 2017 totaled $81 million, a $22 million increase from the comparative 2016 quarter. An 18 percent decrease in average daily production reduced third-quarter 2017 revenues by approximately $17 million, while 64 percent higher average realized prices increased revenues by $39 million. NGLs accounted for 6 percent of Apache’s oil and gas production revenues and 12 percent of its equivalent production during the third quarter of 2017.
Worldwide production of NGLs decreased 11.7 Mb/d to 53.5 Mb/d in the third quarter of 2017 from the comparative prior-year period, primarily the result of the Canada divestitures and natural decline in all regions.
Year-to-Date 2017 compared to Year-to-Date 2016
Crude Oil Revenues Crude oil revenues for the first nine months of 2017 totaled $3.3 billion, a $235 million increase from the comparative 2016 period. A 13 percent decrease in average daily production reduced 2017 oil revenues by $478 million compared to the prior-year period, while 23 percent higher average realized prices increased revenues by $713 million. Crude oil accounted for 78 percent of Apache’s oil and gas production revenues and 53 percent of its equivalent production for the first nine months of 2017. Crude oil prices realized in the first nine months of 2017 averaged $49.15 per barrel, compared with $39.86 per barrel in the comparative prior-year period.
Worldwide production decreased 35.6 Mb/d to 244.8 Mb/d in the first nine months of 2017 from the comparative prior-year period, primarily the result of the Canada divestitures and natural decline in all regions.
Natural Gas Revenues Gas revenues for the first nine months of 2017 totaled $726 million, a $31 million increase from the comparative 2016 period. A 12 percent decrease in average daily production reduced 2017 natural gas revenues by $104 million compared to the prior-year period, while 19 percent higher average realized prices increased revenues by $135 million. Natural gas accounted for 17 percent of Apache’s oil and gas production revenues and 36 percent of its equivalent production during the first nine months of 2017.
Worldwide natural gas production decreased 137 MMcf/d to 987 MMcf/d in the first nine months of 2017 from the comparative prior-year period, primarily the result of the Canada divestitures, maintenance activities in the North Sea, and natural decline in all regions.
NGL Revenues NGL revenues for the first nine months of 2017 totaled $229 million, a $69 million increase from the comparative 2016 period. A 17 percent decrease in average production reduced 2017 NGL revenues by $45 million compared to the prior-year period, while 70 percent higher average realized prices increased revenues by $114 million. NGLs accounted for 5 percent of Apache’s oil and gas production revenues and 11 percent of its equivalent production for the first nine months of 2017.
Worldwide production of NGLs decreased 10.6 Mb/d to 53.8 Mb/d in the first nine months of 2017 from the comparative prior-year period, primarily the result of the Canada divestitures and natural decline in all regions.

Operating Expenses
The table below presents a comparison of Apache’s expenses on an absolute dollar basis and a boe basis. Apache’s discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(In millions)		(Per boe)		(In millions)		(Per boe)
Lease operating expenses(1)	$358	$382	$8.74	$7.94	$1,066	$1,119	$8.42	$7.68
Gathering and transportation(1)	39	51	0.91	1.08	144	155	1.13	1.06
Taxes other than income	46	9	1.12	0.19	117	85	0.93	0.58
Exploration	231	161	5.60	3.36	431	347	3.41	2.38
General and administrative	98	102	2.39	2.13	307	298	2.43	2.04
Transaction, reorganization, and separation	20	12	0.48	0.25	14	36	0.11	0.24
Depreciation, depletion, and amortization:
Oil and gas property and equipment(1)	524	610	12.76	12.67	1,598	1,875	12.63	12.87
Other assets	35	38	0.83	0.79	109	120	0.86	0.82
Asset retirement obligation accretion	30	40	0.75	0.83	103	116	0.82	0.79
Impairments	—	836	—	17.47	8	1,009	0.06	6.92
Financing costs, net	101	102	2.45	2.13	300	311	2.38	2.13
(1) For expenses impacted by the timing of 2017 liftings in the North Sea, per-boe calculations are based on sales volumes rather than production volumes.
Lease Operating Expenses (LOE) LOE decreased $24 million, or 6 percent, for the third quarter of 2017, and decreased $53 million, or 5 percent for the first nine months of 2017, on an absolute dollar basis relative to the comparable periods of 2016. On a per-unit basis, LOE increased 10 percent to $8.74 per boe for the third quarter of 2017, and 10 percent to $8.42 per boe for the first nine months of 2017, as compared to the prior-year periods. The per-barrel increase for both comparative periods is primarily the result of a decline in production in all regions and generally rising costs commensurate with higher commodity prices.
Gathering and Transportation Gathering and transportation costs totaled $39 million and $144 million in the third quarter and first nine months of 2017, respectively, a decrease of $12 million from the third quarter of 2016 and a decrease of $11 million from the first nine months of 2016. The decrease was directly related to the Canadian divestitures.
Taxes other than Income Taxes other than income totaled $46 million and $117 million for the third quarter and first nine months of 2017, respectively, an increase of $37 million and $32 million from the third quarter and first nine months of 2016, respectively. Third-quarter 2017 expense consists primarily of severance and ad valorem taxes, which combined increased $4 million on higher commodity prices during the third quarter compared to the prior year quarter. For the first nine months of 2017, severance tax expense and ad valorem tax expense increased $12 million and $5 million, respectively, compared to the first nine months of 2016. In addition, in the third quarter and first nine months of 2016, Apache recognized a $33 million benefit related to the U.K. Petroleum Revenue Tax (PRT). The U.K. PRT rate, historically assessed on qualifying fields in the U.K. North Sea, was reduced to zero during 2016.

Exploration Expense Exploration expense includes unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. Exploration expenses in the third quarter and first nine months of 2017 increased $70 million and $84 million, respectively, compared to the prior-year periods.
The following table presents a summary of exploration expense:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Unproved leasehold impairments	$160	$114	$214	$222
Dry hole expense	38	7	136	38
Geological and geophysical expense	12	21	24	30
Exploration overhead and other	21	19	57	57
	$231	$161	$431	$347
Unproved leasehold impairments in the third quarter of 2017 increased $46 million compared to the third quarter of 2016, primarily relate to legacy acreage and a reallocation of capital budgets in the U.S. For the first nine months of 2017, unproved leasehold impairments decreased $8 million compared to the prior-year period, primarily a result of stabilizing commodity and leasehold prices. Dry hole expense increased $31 million and $98 million for the third quarter and first nine months of 2017, respectively, from the comparative prior-year periods primarily related to unsuccessful international offshore exploration.
General and Administrative (G&A) Expenses G&A expense for the third quarter of 2017 was $4 million lower than the third quarter of 2016. For the first nine months of 2017, G&A expense increased $9 million compared to the prior-year period, primarily related to non-cash stock-based compensation expense and other corporate costs.
Transaction, Reorganization, and Separation (TRS) Costs The Company recorded TRS expense of $20 million and $14 million for the third quarter and first nine months of 2017, respectively, related to asset divestitures in the U.S. and Canada and employee separation. The Company recorded TRS expense of $12 million and $36 million in the third quarter and first nine months of 2016, respectively, related to various asset divestitures, company reorganization, and employee separation.
Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense of $524 million in the third quarter of 2017 decreased $86 million compared to the third quarter of 2016. For the first nine months of 2017, oil and gas property DD&A expense decreased $277 million compared to the prior-year period. The Company’s oil and gas property DD&A rate increased $0.09 per boe and decreased $0.24 per boe in the third quarter and first nine months of 2017, respectively, compared to the comparable prior-year periods. The primary factor driving lower absolute dollar expense was a decrease in production volumes from the comparative prior-year periods.
Impairments The Company did not record any asset impairments in connection with fair value assessments in the third quarter of 2017. During the first quarter of 2017, the Company recorded asset impairments in connection with fair value assessments totaling $8 million for a U.K. PRT decommissioning asset that is no longer expected to be realizable from future abandonment activities in the North Sea. The Company recorded $836 million and $1.0 billion of impairments in connection with fair value assessments in the third quarter and first nine months of 2016, respectively. For more information regarding asset impairments, please refer to “Fair Value Measurements” within Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Interest expense	$113	$116	$344	$348
Amortization of deferred loan costs	3	2	7	5
Capitalized interest	(12)	(13)	(39)	(36)
Loss on extinguishment of debt	—	—	1	—
Interest income	(3)	(3)	(13)	(6)
Financing costs, net	$101	$102	$300	$311
Net financing costs decreased $1 million and $11 million in the third quarter and first nine months of 2017, respectively. The $11 million decrease in the first nine months of 2017 was primarily the result of higher capitalized interest and interest income.
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
In August 2017, Apache completed the sale of ACL. For more information regarding this transaction, please refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. As a result of this transaction, Apache recorded a deferred tax asset associated with its realizable capital loss on the sale of ACL, and a decrease in the Company’s deferred tax liability associated with its investment in foreign subsidiaries. In the third and second quarters of 2017, the Company recorded a $2 million deferred income tax expense and a $674 million deferred income tax benefit, respectively, in connection with these transactions.
Apache’s third quarter of 2017 effective income tax rate was primarily impacted by gains on the sale of oil and gas properties and a $30 million current tax benefit associated with U.S. federal income tax credits. On September 15, 2016, U.K. Finance Act 2016 received Royal Assent. Under the enacted legislation, the corporate income tax rate on North Sea oil and gas profits was reduced from 50 percent to 40 percent effective January 1, 2016. As a result of the enacted legislation, in the third quarter of 2016 the Company recorded a deferred tax benefit of $235 million related to the remeasurement of the Company’s December 31, 2015 U.K. deferred income tax liability.
Apache’s 2017 year-to-date effective income tax rate is primarily impacted by the decrease in deferred taxes associated with its investments in foreign subsidiaries, gains on the sale of oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, and the current tax benefit associated with U.S. federal income tax credits. Apache’s 2016 year-to-date effective income tax rate was primarily impacted by non-cash impairments of the carrying value of the Company’s oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, the impact of the change in U.K. statutory income tax rate, and an increase in the amount of valuation allowances on U.S. and Canadian deferred tax assets.
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
Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of Apache’s drilling program and its ability to add reserves economically. Changes in commodity prices also impact estimated quantities of proved reserves. In the first nine months of 2017, Apache recognized positive reserve revisions of approximately 2 percent of its year-end 2016 estimated proved reserves as a result of higher prices.
Apache believes the liquidity and capital resource alternatives available to the Company, combined with proactive measures to adjust its capital budget to reflect volatile commodity prices and anticipated operating cash flows, will be adequate to fund short-term and long-term operations, including Apache’s capital spending program, repayment of debt maturities, payment of dividends, and any amount that may ultimately be paid in connection with commitments and contingencies.
For additional information, please see Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash, cash equivalents, and restricted cash for the periods presented.

	For the Nine Months Ended September 30,
	2017	2016
	(In millions)
Sources of Cash, Cash Equivalents, and Restricted Cash:
Net cash provided by operating activities	$1,760	$1,634
Proceeds from sale of oil and gas properties	1,404	74
Other	—	38
	3,164	1,746
Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$1,855	$1,314
Leasehold and property acquisitions	142	169
Payments on fixed-rate debt	70	1
Dividends paid	285	284
Distributions to noncontrolling interest	212	215
Other	35	—
	2,599	1,983
Increase (decrease) in cash, cash equivalents, and restricted cash	$565	$(237)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.

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
Net cash provided by operating activities for the first nine months of 2017 totaled $1.8 billion, an increase of $126 million from the first nine months of 2016. The increase primarily reflects higher commodity prices compared to the prior-year period.
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
Asset Divestitures The Company recorded proceeds from asset divestitures totaling $1.4 billion and $74 million in the first nine months of 2017 and 2016, respectively. For more information regarding the Company’s acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Capital Expenditures Worldwide exploration and development (E&D) cash expenditures for the first nine months of 2017 totaled $1.5 billion, compared to $1.3 billion for the first nine months of 2016. Apache operated an average of 36 drilling rigs during the third quarter of 2017.
Apache also completed leasehold and property acquisitions totaling $142 million and $169 million during the first nine months of 2017 and 2016, respectively.
Apache’s investment in gas gathering, transmission, and processing (GTP) facilities totaled $384 million and $33 million during the first nine months of 2017 and 2016, respectively. Expenditures in 2017 primarily comprise investments in infrastructure for the Alpine High play.
Dividends For the nine-month periods ended September 30, 2017 and 2016, the Company paid $285 million and $284 million, respectively, in dividends on its common stock.

Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	September 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$1,846	$1,377
Total debt	8,483	8,544
Equity	8,377	7,679
Available committed borrowing capacity	3,500	3,500
Cash and cash equivalents The Company had $1.8 billion in cash and cash equivalents as of September 30, 2017, compared to $1.4 billion at December 31, 2016. At September 30, 2017, approximately $1.3 billion of the cash was held by foreign subsidiaries. The cash held by foreign subsidiaries should not be subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase. The Company also had $96 million of restricted cash at September 30, 2017, expected to be released in the fourth quarter of 2017.
Debt As of September 30, 2017, outstanding debt, which consisted of notes and debentures, totaled $8.5 billion. Current debt as of September 30, 2017, included $150 million of 7.0% senior notes due February 1, 2018 and $400 million of 6.9% senior notes due September 15, 2018.
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

In August 2017, the Company assumed the obligations of Apache Finance Canada Corporation (AFCC) in respect of $300 million 7.75% notes due in 2029 which AFCC issued and the Company guaranteed pursuant to the governing indenture. The assumption was permitted by the indenture and effected pursuant to a supplemental indenture thereto. As a result of the assumption, the Company is the obligor under the notes and indenture, and AFCC is released from its obligations thereunder. The $300 million 7.75% notes historically have been included in the Company’s long-term debt; accordingly, the assumption did not change the Company’s long-term debt or total debt.
Available committed borrowing capacity In June 2015, the Company entered into a five-year revolving credit facility which matures in June 2020, subject to Apache’s two, one-year extension options. The facility provides for aggregate commitments of $3.5 billion (including a $750 million letter of credit subfacility) and rights to increase commitments to $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its commercial paper program, currently $3.5 billion. The commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of September 30, 2017, the Company had no commercial paper or borrowings under committed bank facilities or uncommitted bank lines outstanding.
In February 2016, the Company entered into a letter of credit facility providing £900 million in commitments and rights to increase commitments to £1.075 billion. This facility matures in February 2020 and is available for the Company’s letter of credit needs, particularly those which may arise in respect of abandonment obligations assumed in various North Sea acquisitions. The facility also is available for loans to cash collateralize letters of credit or obligations to provide letters of credit, in each case, to the extent letters of credit are unavailable under the facility. As of September 30, 2017, three letters of credit aggregating approximately £147.5 million and no borrowings were outstanding under this facility.
The Company was in compliance with the terms of these credit facilities as of September 30, 2017.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company’s average crude oil realizations have increased 11 percent to $49.34 per barrel in the third quarter of 2017 from $44.35 per barrel in the comparable period of 2016. The Company’s average natural gas price realizations have increased 6 percent to $2.75 per Mcf in the third quarter of 2017 from $2.59 per Mcf in the comparable period of 2016. Based on average daily production for the third quarter of 2017, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $22 million, and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the quarter by approximately $9 million.
Apache periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache does not hold or issue derivative instruments for trading purposes. As of September 30, 2017, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $6 million. A 10 percent increase in gas prices would move the derivatives to a liability position of $17 million, while a 10 percent decrease in prices would increase the asset by approximately $17 million. As of September 30, 2017, the Company had open oil derivatives not designated as cash flow hedges in an asset position with a fair value of $11 million. A 10 percent increase in oil prices would move the derivatives to a liability position of $50 million, while a 10 percent decrease in prices would increase the asset by approximately $84 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2017. See Note 3—Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms associated with the Company’s derivative contracts.
Foreign Currency Risk
The Company’s cash flow stream relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. The Company’s North Sea production is sold under U.S. dollar contracts, and the majority of costs incurred are paid in British pounds. In Egypt, all oil and gas production is sold under U.S. dollar contracts, and the majority of the costs incurred are denominated in U.S. dollars. Revenue and disbursement transactions denominated in British pounds are converted to U.S. dollar equivalents based on average exchange rates during the period.
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $6 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of September 30, 2017.

ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through September 30, 2017, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company is not obligated to acquire any specific number of shares and has not purchased any additional shares during 2017.

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

3.3	–	Bylaws of Registrant, as amended May 11, 2017 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 16, 2017, SEC File No. 001-4300).
*4.1	–
Supplemental Indenture, dated as of August 14, 2017, among Apache Finance Canada Corporation, Apache Corporation, and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly The Chase Manhattan Bank), as trustee.

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

APACHE CORPORATION

Dated:	November 2, 2017	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 2, 2017	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)