Form 10-K
period 2017-12-31
APACHE CORP
filed 2018-02-23
CIK 6769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Address of principal executive offices)
Registrant’s telephone number, including area code (713) 296-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.625 par value	New York Stock Exchange, Chicago Stock Exchange and NASDAQ Global Select Market
7.75% Notes Due 2029 (assumed by Apache Corporation in 2017 pursuant to notes issued by a subsidiary and guaranteed by Apache Corporation)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.625 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [   ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [   ] Emerging growth company [   ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes [   ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2017	$18,257,879,903
Number of shares of registrant’s common stock outstanding as of January 31, 2018	381,447,822
Documents Incorporated By Reference
Portions of registrant’s proxy statement relating to registrant’s 2018 annual meeting of stockholders have been incorporated by reference in Part II and Part III of this annual report on Form 10-K.

TABLE OF CONTENTS
DESCRIPTION

i

FORWARD-LOOKING STATEMENTS AND RISK
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2017, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

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
“U.K.” means United Kingdom.
“U.S.” means United States.
References to “Apache,” the “Company,” “we,” “us,” and “our” include Apache Corporation and its consolidated subsidiaries unless otherwise specifically stated.
With respect to information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

iii

PART I

ITEMS 1 and 2.	BUSINESS AND PROPERTIES
General
Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. Apache currently has exploration and production operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity.
Our common stock, par value $0.625 per share, has been listed on the New York Stock Exchange (NYSE) since 1969, on the Chicago Stock Exchange (CHX) since 1960, and on the NASDAQ Global Select Market (NASDAQ) since 2004. On May 18, 2017, we filed certifications of our compliance with the listing standards of the NYSE and the NASDAQ, including our principal executive officer’s certification of compliance with the NYSE standards. Through our website, www.apachecorp.com, you can access, free of charge, electronic copies of the charters of the committees of our Board of Directors, other documents related to our corporate governance (including our Code of Business Conduct and Ethics and Apache’s Corporate Governance Principles), and documents we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Included in our annual and quarterly reports are the certifications of our principal executive officer and our principal financial officer that are required by applicable laws and regulations. Access to these electronic filings is available as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. You may also request printed copies of our corporate charter, bylaws, committee charters, or other governance documents free of charge by writing to our corporate secretary at the address on the cover of this report. Our reports filed with the SEC are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov. From time to time, we also post announcements, updates, and investor information on our website in addition to copies of all recent press releases. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.
Properties to which we refer in this document may be held by subsidiaries of Apache Corporation.
Business Strategy
Our VISION is to be a premier exploration and production company.
Our MISSION is to grow in an innovative, safe, environmentally responsible, and profitable manner for the long-term benefit of our shareholders.
Our STRATEGY is to deliver top-tier returns by maximizing recovery and minimizing costs through continuous improvement. Apache’s long-term perspective is centered on the following core strategic components:

•	optimization of returns

•	disciplined financial structure

•	rigorous portfolio management
Over the past several years, Apache entered into a series of transactions that upgraded its portfolio of assets, enhanced its capital allocation process to further optimize returns and long-term shareholder value, and successfully completed a strategic shift from its historical acquisition and exploitation focus to one of internally generated exploration with full-cycle, returns-focused growth.
Rigorous management of the Company’s asset portfolio plays a key role in optimizing shareholder value over the long term. Specifically, we reduced capital investment in 2015 and 2016 to align with cash flow in a lower commodity price environment and allowed production to decline rather than pursue growth in an unfavorable service cost environment. Additionally, the Company monetized certain capital-intensive investments that were not accretive to earnings in the near term and other non-strategic assets. These divestitures included all of Apache’s operations in Australia and Canada, including LNG facility investments, its interest in the Scottish Area Gas Evacuation system (SAGE) and pipeline in the North Sea, and various non-core leasehold positions in North America. The Company made strategic decisions to allocate the proceeds of these asset divestitures to more impactful development opportunities, including development of our Alpine High discovery in the Delaware Basin. These actions have enabled us to focus our investments on improving long-term returns, maintain our dividend, and reduce debt without diluting shareholders through issuing equity.
We now have a diversified portfolio that features strong free cash flow generating assets in Egypt and the North Sea, which benefit from premium Brent crude oil pricing, and top-tier assets in the Permian Basin, the combination of which are the Company’s foundation for returns-focused growth.
For a more in-depth discussion of the Company’s 2017 results, divestitures, strategy, and its capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.
Geographic Area Overviews
Apache has exploration and production operations in three geographic areas: the U.S., Egypt, and the North Sea. Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity.
The following table sets out a brief comparative summary of certain key 2017 data for each of Apache’s operating areas. Additional data and discussion is provided in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

	Production	Percentage of Total Production	Production Revenue	Year-End Estimated Proved Reserves	Percentage of Total Estimated Proved Reserves	Gross Wells Drilled	Gross Productive Wells Drilled
	(In MMboe)		(In millions)	(In MMboe)
United States	75.2	45%	$2,271	811	69%	242	234
Canada(1)	11.4	7	231	—	—	2	1
Total North America	86.6	52	2,502	811	69	244	235
Egypt(2)	59.3	35	2,307	239	20	94	78
North Sea(3)	21.0	13	1,078	125	11	14	10
Other International	—	—	—	—	—	1	—
Total International	80.3	48	3,385	364	31	109	88
Total	166.9	100%	$5,887	1,175	100%	353	323

(1)	During the third quarter of 2017, Apache completed the sale of its Canadian operations.

(2)	Apache’s operations in Egypt, excluding a one-third noncontrolling interest, contributed 27 percent of 2017 production and accounted for 15 percent of year-end estimated proved reserves.

(3)	Sales volumes from the North Sea for 2017 were 21.2 MMboe. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.
North America
In 2017, Apache’s North American operations contributed approximately 52 percent of production and 69 percent of estimated year-end proved reserves. Apache has access to significant liquid hydrocarbons across its 6.7 million gross acres in North America, 71 percent of which are undeveloped.
In North America, Apache has two onshore regions:

•
The Permian region located in west Texas and New Mexico includes the Permian sub-basins, the Midland Basin, Central Basin Platform/Northwest Shelf, and Delaware Basin. Examples of shale plays within this region include the Woodford, Barnett, Pennsylvanian, Cline, Wolfcamp, Bone Spring, and Spraberry.

•
The Midcontinent/Gulf Coast region includes the Granite Wash, Tonkawa, Marmaton, Cleveland, and other formations of the West Anadarko Basin, the Canyon Lime formation in the Texas panhandle, the Woodford-SCOOP and Stack plays located in central Oklahoma, and the Eagle Ford shale in east Texas.

Apache also has one offshore region in North America, the Gulf of Mexico region, which consists of both shallow and deep water exploration and production activities. Apache exited its Canadian operations in August 2017.

Permian Region The Permian region is one of Apache’s core growth areas. Highlights of the Company’s operations in the region include:

•	Over 2.8 million gross acres with exposure to numerous plays focused primarily in the Midland Basin, the Central Basin Platform/Northwest Shelf, and the Delaware Basin.

•	Estimated proved reserves of 681 MMboe at year-end 2017, representing 58 percent of the Company’s worldwide proved reserves.

•
Annual production of 157.8 Mboe/d declined only 2 percent from 2016. Fourth-quarter 2017 production increased 10 percent from the prior sequential quarter, a reflection of the success of the Midland Basin drilling program and the continued production ramp up at Alpine High, which first came online in May 2017.

•	In 2017, the Permian region averaged 16 rigs and drilled or participated in 215 wells, 158 of which were horizontal, with a 97 percent success rate.
In September 2016, Apache announced the discovery of a significant new resource play, “Alpine High.” Apache’s Alpine High acreage lies in the southern portion of the Delaware Basin, primarily in Reeves County, Texas. The Company has an acreage position in the play of approximately 340,000 net acres. Alpine High contains a vertical column up to 6,000 feet encompassing five geologic formations, with multiple target zones spanning the hydrocarbon phase window from dry gas to wet gas to oil. Apache has identified over 3,500 economic drilling locations in a wet gas play and over 1,000 locations in a dry gas play at Alpine High. The Company is also working to delineate an emerging oil play at Alpine High, with at least 500 locations already identified. During 2017, Apache drilled 45 wells at Alpine High with a 91 percent success rate, including many concept test wells drilled to verify our understanding of the play. Using data collected from strategic testing and delineation drilling, the Company is now optimizing wells drilled in Alpine High using customized targeting, larger fracs, and longer laterals. Combined with multi-well pad drilling and revenue uplift expected from oil and NGLs present in the wet gas play, Alpine High is anticipated to generate strong cash margins and a competitive recycle ratio when compared to other Permian operations. Apache began construction of infrastructure for Alpine High in November 2016 and delivered first gas sales from the field in May 2017. Through year-end 2017, the Company had invested $706 million on construction of these midstream assets. The Company will continue to expand gas processing capacity with new installations, including cryogenic processing units, and expansions at existing installations throughout 2018 and 2019. Apache continues to evaluate midstream monetization strategically, and multiple options are being considered.
In addition to activity in Alpine High, the Permian region drilled or participated in 170 wells in 2017, with a 99 percent success rate.
Apache plans to continue this elevated level of activity in the Permian region during 2018, while continuing to balance capital investments between its larger development project at Alpine High and focused exploration and development programs on other core assets in its Permian region. During 2018, the Company expects to average approximately 14 drilling rigs, which includes six to seven rigs at Alpine High focused on a combination of retention, development, and delineation drilling. Approximately $1.6 billion, or roughly two-thirds, of the Company’s 2018 capital upstream budget will be allocated to the Permian region. The Company anticipates investment of $500 million in the midstream development of Alpine High in 2018.
Midcontinent/Gulf Coast Region Apache’s Midcontinent/Gulf Coast region includes 1.8 million gross acres and over 3,100 producing wells primarily in western Oklahoma, the Texas Panhandle and the Eagle Ford shale in east Texas. In 2017, the region accounted for 9 percent of the Company’s production and approximately 10 percent of the Company’s year-end estimated proved reserves.
In 2017, Apache reduced capital activity in the region and drilled only three operated wells during the year, which were all productive. The Company began allocating additional capital to the region in the fourth quarter, focusing on retaining acreage. In 2018, Apache plans to run a targeted program, drilling additional wells in the Woodford-SCOOP play. In addition, the region will continue its focus on high grading acreage and building its inventory of future drilling locations.
Gulf of Mexico Region The Gulf of Mexico region comprises assets in the offshore waters of the Gulf of Mexico and onshore Louisiana. In addition to its interest in several deepwater exploration and development offshore leases, when the Company sold in 2013 substantially all of its offshore assets in water depths less than 1,000 feet, it retained a 50 percent ownership interest in all exploration blocks and in horizons below production in development blocks, and access to existing infrastructure. Apache’s offshore technical teams continue to focus on evaluating subsalt and other deeper exploration opportunities in water depths less than 1,000 feet, which have been relatively untested by the industry, where high-potential deep hydrocarbon plays may exist. During 2017, Apache’s Gulf of Mexico region contributed 6.1 Mboe/d to the Company’s total production.

Canada Region On June 30, 2017, Apache completed the sale of its Canadian assets at Midale and House Mountain for cash proceeds of approximately $228 million. In August 2017, Apache completed the sale of its remaining Canadian operations for cash proceeds of approximately $478 million. The sale of Apache’s Canadian operations further streamlines its portfolio, enabling the Company to allocate a higher percentage of capital to the Permian Basin. In 2017, the region accounted for 7 percent of the Company’s production.
North America Marketing In general, most of the Company’s North American gas is sold at either monthly or daily index based prices. The tenor of the Company’s sales contracts span from daily to multi-year transactions. Natural gas is sold to a variety of customers that include local distribution, utility, and midstream companies as well as end-users, marketers, and integrated major oil companies. Apache strives to maintain a diverse client portfolio, which is intended to reduce the concentration of credit risk. In 2017, Apache began selling gas that was consumed in Mexico and to the only operational LNG export facility in the US.
In December 2017, Apache announced it had secured 500 MMcf/d of natural gas transport capacity via the Gulf Coast Express Pipeline Project (GCX Project). The GCX Project will connect the Waha Hub near Coyanosa, Texas in the Permian Basin to Agua Dulce, Texas near the Texas Gulf Coast and will provide Apache access to domestic industrial and utility users as well as incremental demand for LNG exports and Mexico markets. As a significant shipper on the GCX line, Apache has also secured an option for up to a 15 percent equity stake in the pipeline. This takeaway capacity will allow greater flexibility and market optionality for Apache’s Permian production, including increasing volumes from Alpine High. The GCX pipeline is a joint project of Kinder Morgan Texas Pipeline LLC, a subsidiary of Kinder Morgan, Inc., DCP Midstream, LP, and an affiliate of Targa Resources Corp. The project is expected to be in service in October 2019, pending the receipt of necessary regulatory approvals.
Apache primarily markets its North American crude oil to integrated major oil companies, marketing and transportation companies, and refiners based on a West Texas Intermediate (WTI) price, adjusted for quality, transportation, and a market-reflective differential.
In the U.S., Apache’s objective is to maximize the value of crude oil sold by identifying the best markets and most economical transportation routes available to move the product. Sales contracts are generally 30-day evergreen contracts that renew automatically until canceled by either party. These contracts provide for sales that are priced daily at prevailing market prices. Also, from time to time, the Company will enter into physical term sales contracts for durations up to five years. These term contracts typically have a firm transportation commitment and often provide for the higher of prevailing market prices from multiple market hubs.
Apache’s NGL production is sold under contracts with prices based on local supply and demand conditions, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.
International
In 2017, international assets contributed 48 percent of Apache’s production and 57 percent of oil and gas revenues. Approximately 31 percent of estimated proved reserves at year-end were located outside North America.
Apache has two international regions:

•	The Egypt region includes onshore conventional assets in Egypt’s Western Desert.

•	The North Sea region includes offshore assets based in the United Kingdom.
The Company also has an offshore exploration program in Suriname.
Egypt Apache’s Egypt operations are conducted pursuant to production sharing contracts (PSCs). Under the terms of the Company’s PSCs, the contractor partner (Contractor) bears the risk and cost of exploration, development, and production activities. In return, if exploration is successful, the Contractor receives entitlement to variable physical volumes of hydrocarbons, representing recovery of the costs incurred and a stipulated share of production after cost recovery. Additionally, the Contractor’s income taxes, which remain the liability of the Contractor under domestic law, are paid by Egyptian General Petroleum Corporation (EGPC) on behalf of the Contractor out of EGPC’s production entitlement. Income taxes paid to the Arab Republic of Egypt on behalf of the Contractor are recognized as oil and gas sales revenue and income tax expense and reflected as production and estimated reserves. Because Contractor cost recovery entitlement and income taxes paid on its behalf are determined as a monetary amount, the quantities of production entitlement and estimated reserves attributable to these monetary amounts will fluctuate with commodity prices. In addition, because the Contractor income taxes are paid by EGPC, the amount of the income tax has no economic impact on Apache’s Egypt operations despite impacting Apache’s production and reserves.

Apache has 22 years of exploration, development and operations experience in Egypt and is one of the largest acreage holders in Egypt’s Western Desert. At year-end 2017, the Company held 5.6 million gross acres in 25 separate concessions. Development leases within concessions currently have expiration dates ranging from 4 to 20 years, with extensions possible for additional commercial discoveries or on a negotiated basis. Approximately 69 percent of the Company’s gross acreage in Egypt is undeveloped, providing us with considerable exploration and development opportunities for the future. During 2017, Apache received final approval of the NW Razzak and South Alam El Shawish concession blocks. Combined, the two concessions added approximately 1.6 million net undeveloped acres in Egypt.
The Company’s estimated proved reserves in Egypt are reported under the economic interest method and exclude the host country’s share of reserves. In addition, Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in Apache’s oil and gas operations in Egypt. The Egypt region, including the one-third noncontrolling interest, contributed 35 percent of 2017 production, 20 percent of year-end estimated proved reserves, and 33 percent of estimated discounted future net cash flows. Excluding the noncontrolling interest, Egypt contributed 27 percent of 2017 production, 15 percent of year-end estimated proved reserves, and 25 percent of estimated discounted future net cash flows.
In 2017, the region drilled 67 development and 27 exploration wells. Approximately 52 percent of the exploration wells were successful, further expanding Apache’s presence in the westernmost concessions and unlocking additional opportunities in existing plays. A key component of the region’s success has been the ability to acquire and evaluate 3-D seismic surveys that enable Apache’s technical teams to consistently high-grade existing prospects and identify new targets across multiple pay horizons in the Cretaceous, Jurassic, and deeper Paleozoic formations. In September 2017, Apache began shooting high-resolution 3-D seismic surveys in the West Kalabsha concession, the first of its kind in the Western Desert. The Company will ultimately expand the shoot to cover the majority of its acreage in Egypt. The program will provide newer vintage, higher resolution imaging of the substrata across Apache’s Western Desert position, allowing the Company to build and high-grade its drilling inventory.
Egypt Marketing  Apache’s gas production in Egypt is sold to EGPC primarily under an industry-pricing formula, a sliding scale based on Dated Brent crude oil with a minimum of $1.50 per MMBtu and a maximum of $2.65 per MMBtu, plus an upward adjustment for liquids content. The region averaged $2.80 per Mcf in 2017.
Oil production is sold to third parties in the export market or to EGPC when called upon to supply domestic demand. Oil production sold to third parties is exported from or sold at one of two terminals on the northern coast of Egypt. Oil production sold to EGPC is sold at prices equivalent to the export market.
North Sea Apache has interests in approximately 362,000 gross acres in the U.K. North Sea. The region contributed 13 percent of Apache’s 2017 production and approximately 11 percent of year-end estimated proved reserves.
Apache entered the North Sea in 2003 after acquiring an approximate 97 percent working interest in the Forties field (Forties). Since acquiring Forties, Apache has actively invested in the region and has established a large inventory of drilling prospects through successful exploration programs and the interpretation of acquired 3-D and 4-D seismic data. Building upon its success in Forties, in 2011 Apache acquired Mobil North Sea Limited, providing the region with additional exploration and development opportunities across numerous fields, including operated interests in the Beryl, Nevis, Nevis South, Skene, and Buckland fields and a non-operated interest in the Maclure field. Apache also has a non-operated interest in the Nelson field. The Beryl field, which is a geologically complex area with multiple fields and stacked pay potential, provides for significant exploration opportunity. The North Sea region plays a strategic role in Apache’s portfolio by providing competitive investment opportunities and potential reserve upside with high-impact exploration potential.
During 2017, the region drilled 10 development wells with a 90 percent success rate: four at Forties, four at Beryl, and two at Callater. In addition, it drilled or participated in four exploration wells with a 25 percent success rate. Exploration success over the past three years has averaged 50 percent.
Apache progressed on the 2015 Callater exploration discovery in the Beryl area, with first production commencing in the second half of 2017. Apache currently has two highly productive wells at Callater, with a current oil cut of approximately 70 percent. Apache holds a 55 percent working interest in Callater and operates the field. Appraisal and development plans continue to be finalized on the Seagull and Corona discoveries, while the more recent Storr discovery continues to be evaluated. Apache holds a 35, 100, and 55 percent interest in the Seagull, Corona and Storr discoveries, respectively.
The Company plans to average three rigs in the North Sea for 2018, with two platform rigs (one at Forties and one at Beryl) and a semi-submersible rig.

North Sea Marketing  Apache has traditionally sold its North Sea crude oil under term contracts, with a market-based index price plus a premium, which reflects the higher market value for term arrangements.
Natural gas from the Beryl field is processed through the SAGE gas plant. The gas is sold to a third party at the St. Fergus entry point of the national grid on a National Balancing Point index price basis. The condensate mix from the SAGE plant is processed further downstream. The split streams of propane and butane are sold on a monthly entitlement basis, and condensate is sold on a spot basis at the Braefoot Bay terminal using index pricing less transportation. As a result of the recent SAGE divestiture, Apache expects to incur additional tariffs in its North Sea region ranging from $7 million to $10 million annually.
Australia During the second quarter of 2015, Apache completed the sale of its Australian LNG business and oil and gas assets. Results of operations and consolidated cash flows for the divested Australia assets are reflected as discontinued operations in the Company’s financial statements for all periods presented in this Annual Report on Form 10-K.
Other Exploration
New Ventures Apache’s global New Ventures team provides exposure to new growth opportunities by looking outside of the Company’s traditional core areas and targeting higher-risk, higher-reward exploration opportunities located in frontier basins as well as new plays in more mature basins. Apache drilled an exploration well in the first half of 2017 in offshore Suriname, which was unsuccessful. Plans for 2018 include continued analysis and review of the Company’s deepwater prospects offshore Suriname.
Delivery Commitments
Apache has certain long-term contracts with fixed minimum sales volume commitments for natural gas in the Permian Basin. These contracts require Apache to deliver approximately 144 bcf for the period from 2018 through 2020.
We expect to fulfill the majority of these delivery commitments with production from our proved reserves. Any remaining commitments may be fulfilled with production from continued development and/or spot market purchases as necessary. We have not experienced any significant constraints in satisfying the committed quantities required by our sales commitments.
Major Customers
For the years ended 2017, 2016, and 2015, the customers, including their subsidiaries, that represented more than 10 percent of the Company’s worldwide oil and gas production revenues were as follows:

	For the Year Ended December 31,
	2017	2016	2015
BP plc	12%	9%	8%
China Petroleum & Chemical Corporation	16%	21%	12%
Egyptian General Petroleum Corporation	11%	12%	11%
Royal Dutch Shell plc	6%	5%	11%

Drilling Statistics
Worldwide in 2017, Apache participated in drilling 353 gross wells, with 323 (92 percent) completed as producers. Historically, Apache’s drilling activities in the U.S. have generally concentrated on exploitation and extension of existing producing fields rather than exploration. As a general matter, Apache’s operations outside of North America focus on a mix of exploration and development wells. In addition to Apache’s completed wells, at year-end a number of wells had not yet reached completion: 126 gross (95.8 net) in the U.S., 18 gross (15.7 net) in Egypt, and 1 gross (0.5 net) in the North Sea.
The following table shows the results of the oil and gas wells drilled and completed for each of the last three fiscal years:

	Net Exploratory			Net Development			Total Net Wells
	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total
2017
United States	42.9	4.3	47.2	101.5	1.0	102.5	144.4	5.3	149.7
Canada	—	1.0	1.0	0.2	—	0.2	0.2	1.0	1.2
Egypt	13.7	12.0	25.7	59.3	3.0	62.3	73.0	15.0	88.0
North Sea	0.6	1.9	2.5	6.4	1.0	7.4	7.0	2.9	9.9
Other International	—	0.5	0.5	—	—	—	—	0.5	0.5
Total	57.2	19.7	76.9	167.4	5.0	172.4	224.6	24.7	249.3
2016
United States	18.9	5.0	23.9	79.5	1.9	81.4	98.4	6.9	105.3
Canada	—	2.0	2.0	10.2	—	10.2	10.2	2.0	12.2
Egypt	7.3	5.1	12.4	40.5	1.0	41.5	47.8	6.1	53.9
North Sea	—	0.9	0.9	8.2	1.6	9.8	8.2	2.5	10.7
Total	26.2	13.0	39.2	138.4	4.5	142.9	164.6	17.5	182.1
2015
United States	14.7	8.0	22.7	289.0	5.3	294.3	303.7	13.3	317.0
Canada	4.0	—	4.0	16.7	—	16.7	20.7	—	20.7
Egypt	13.4	8.6	22.0	82.3	3.0	85.3	95.7	11.6	107.3
North Sea	1.6	0.7	2.3	15.9	3.5	19.4	17.5	4.2	21.7
Other International	—	0.5	0.5	—	—	—	—	0.5	0.5
Total	33.7	17.8	51.5	403.9	11.8	415.7	437.6	29.6	467.2
Productive Oil and Gas Wells
The number of productive oil and gas wells, operated and non-operated, in which the Company had an interest as of December 31, 2017, is set forth below:

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net
United States	13,260	8,600	3,090	1,555	16,350	10,155
Egypt	1,145	1,075	130	120	1,275	1,195
North Sea	165	123	20	12	185	135
Total	14,570	9,798	3,240	1,687	17,810	11,485

Domestic	13,260	8,600	3,090	1,555	16,350	10,155
Foreign	1,310	1,198	150	132	1,460	1,330
Total	14,570	9,798	3,240	1,687	17,810	11,485
Gross natural gas and crude oil wells include 570 wells with multiple completions.

Production, Pricing, and Lease Operating Cost Data
The following table describes, for each of the last three fiscal years, oil, NGL, and gas production volumes, average lease operating costs per boe (including transportation costs but excluding severance and other taxes), and average sales prices for each of the countries where the Company has operations:

	Production			Average Lease Operating Cost per Boe	Average Sales Price
	Oil	NGL	Gas		Oil	NGL	Gas
Year Ended December 31,	(MMbbls)	(MMbbls)	(Bcf)		(Per bbl)	(Per bbl)	(Per Mcf)
2017
United States	33.4	17.8	143.9	$8.92	$48.40	$16.14	$2.56
Canada(1)	2.4	1.0	48.0	12.01	45.25	16.39	2.17
Egypt(2)	35.5	0.3	141.0	6.85	53.57	36.79	2.80
North Sea(3)	17.9	0.4	16.6	17.21	53.81	36.22	5.54
Total	89.2	19.5	349.5	9.45	51.46	16.90	2.74
2016
United States	38.0	19.8	145.0	$7.72	$39.43	$9.28	$2.17
Canada	4.8	2.1	88.8	11.52	37.62	8.15	1.64
Egypt(2)	37.9	0.4	143.4	7.86	43.66	28.68	2.71
North Sea(3)	20.0	0.6	26.3	13.14	42.93	24.20	4.51
Total	100.7	22.9	403.5	8.90	41.63	9.92	2.40
2015
United States	45.1	19.7	160.6	$8.81	$45.71	$9.72	$2.38
Canada	5.8	2.2	100.3	13.46	42.33	5.52	2.41
Egypt(2)	33.1	0.4	134.8	10.11	50.97	30.97	2.91
North Sea	21.7	0.4	23.7	13.74	51.26	26.53	6.73
Total	105.7	22.7	419.4	10.40	48.31	9.98	2.80

(1)	During the third quarter of 2017, Apache completed the sale of its Canadian operations.

(2)	Includes production volumes attributable to a one-third noncontrolling interest in Egypt.

(3)
Sales volumes from the North Sea for 2017 and 2016 were 21.2 MMboe and 24.5 MMboe, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Gross and Net Undeveloped and Developed Acreage
The following table sets out Apache’s gross and net acreage position as of December 31, 2017, in each country where the Company has operations:

	Undeveloped Acreage		Developed Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres
	(in thousands)
United States	4,734	2,341	1,935	1,095
Egypt	3,842	3,450	1,756	1,655
North Sea	209	118	153	117
Other International	2,308	1,831	—	—
Total	11,093	7,740	3,844	2,867

As of December 31, 2017, 39 percent of U.S. net undeveloped acreage was held by production.
As of December 31, 2017, Apache had 608,000 net undeveloped acres scheduled to expire by year-end 2018 if production is not established or Apache takes no other action to extend the terms. Additionally, Apache has 806,000 and 2.1 million net undeveloped acres set to expire in 2019 and 2020, respectively. The Company strives to extend the terms of many of these licenses and concession areas through operational or administrative actions, but cannot assure that such extensions can be achieved on an economic basis or otherwise on terms agreeable to both the Company and third parties, including governments.

Exploration concessions in Apache’s Egypt region comprise a significant portion of Apache’s net undeveloped acreage expiring over the next three years. Apache has 354,000 net undeveloped acres expiring in Egypt during 2018. Approximately 615,000 and 118,000 net undeveloped acres are set to expire in 2019 and 2020, respectively. There were no reserves recorded on this undeveloped acreage. Apache will continue to pursue acreage extensions and access to new concessions in areas in which it believes exploration opportunities exist. During 2017, Apache received final approval of the NW Razzak and South Alam El Shawish concession blocks. Combined, the two concessions added approximately 1.6 million net undeveloped acres in Egypt.
Additionally, Apache has exploration interests in Suriname consisting of 1.8 million net undeveloped acres in two offshore blocks. Apache has acquired 3-D seismic surveys over all the acreage. No reserves have been booked on this undeveloped acreage.
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
Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program using reliable technology establishes the reasonable certainty for the engineering analysis on which the project or program is based. Economically producible means a resource that generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. Reasonable certainty means a high degree of confidence that the quantities will be recovered. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field-tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. In estimating its proved reserves, Apache uses several different traditional methods that can be classified in three general categories: (1) performance-based methods; (2) volumetric-based methods; and (3) analogy with similar properties. Apache will, at times, utilize additional technical analysis, such as computer reservoir models, petrophysical techniques, and proprietary 3-D seismic interpretation methods, to provide additional support for more complex reservoirs. Information from this additional analysis is combined with traditional methods outlined above to enhance the certainty of the Company’s reserve estimates.
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

The following table shows proved oil, NGL, and gas reserves as of December 31, 2017, based on average commodity prices in effect on the first day of each month in 2017, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms. This table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of 6 Mcf to 1 bbl. This ratio is not reflective of the current price ratio between the two products.

	Oil	NGL	Gas	Total
	(MMbbls)	(MMbbls)	(Bcf)	(MMboe)
Proved Developed:
United States	304	171	1,347	700
Egypt(1)	124	1	541	215
North Sea	93	2	83	109
Total Proved Developed	521	174	1,971	1,024
Proved Undeveloped:
United States	32	30	297	111
Egypt(1)	16	—	47	24
North Sea	14	—	11	16
Total Proved Undeveloped	62	30	355	151
TOTAL PROVED	583	204	2,326	1,175

(1)	Includes total proved developed and total proved undeveloped reserves of 72 MMboe and 8 MMboe, respectively, attributable to a one-third noncontrolling interest in Egypt.
As of December 31, 2017, Apache had total estimated proved reserves of 583 MMbbls of crude oil, 204 MMbbls of NGLs, and 2.3 Tcf of natural gas. Combined, these total estimated proved reserves are the volume equivalent of 1.2 billion barrels of oil or 7.0 Tcf of natural gas, of which oil represents 50 percent. As of December 31, 2017, the Company’s proved developed reserves totaled 1,024 MMboe and estimated PUD reserves totaled 151 MMboe, or approximately 13 percent of worldwide total proved reserves. Apache has elected not to disclose probable or possible reserves in this filing.
During 2017, Apache added 230 MMboe of proved reserves through exploration and development activity and 2 MMboe through purchases of minerals in-place. Apache sold a combined 212 MMboe primarily through divestitures transactions in Canada. During 2017, Apache also had combined upward revisions of previously estimated reserves of 10 MMboe. Changes in product prices accounted for 32 MMboe, offset by engineering and performance downward revisions totaling 22 MMboe.
The Company’s estimates of proved reserves, proved developed reserves, and PUD reserves as of December 31, 2017, 2016, and 2015, changes in estimated proved reserves during the last three years, and estimates of future net cash flows from proved reserves are contained in Note 15—Supplemental Oil and Gas Disclosures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.
Proved Undeveloped Reserves
The Company’s total estimated PUD reserves of 151 MMboe as of December 31, 2017, increased by 14 MMboe from 137 MMboe of PUD reserves reported at the end of 2016. During the year, Apache converted 60 MMboe of PUD reserves to proved developed reserves through development drilling activity. In North America, Apache converted 39 MMboe, with the remaining 21 MMboe in Apache’s international areas. Apache sold 42 MMboe and acquired 1 MMboe of PUD reserves during the year. Apache added 126 MMboe of new PUD reserves through extensions and discoveries. Apache recognized a 17 MMboe downward engineering revision in proved undeveloped reserves during the year, a 3 MMboe upward revision associated with product prices, and a 3 MMboe upward revision associated with interest revisions.
During the year, a total of approximately $369 million was spent on projects associated with reserves that were carried as PUD reserves at the end of 2016. A portion of Apache’s costs incurred each year relate to development projects that will be converted to proved developed reserves in future years. Apache spent approximately $201 million on PUD reserve development activity in North America and $168 million in the international areas. As of December 31, 2017, Apache had no material amounts of proved undeveloped reserves scheduled to be developed beyond five years from initial disclosure.

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
Apache’s Executive Vice President of Corporate Reservoir Engineering is the person primarily responsible for overseeing the preparation of our internal reserve estimates and for coordinating any reserves audits conducted by a third-party engineering firm. He has a Bachelor of Science degree in Petroleum Engineering and over 37 years of industry experience with positions of increasing responsibility within Apache’s corporate reservoir engineering department. The Executive Vice President of Corporate Reservoir Engineering reports directly to our Chief Executive Officer.
The estimate of reserves disclosed in this Annual Report on Form 10-K is prepared by the Company’s internal staff, and the Company is responsible for the adequacy and accuracy of those estimates. However, the Company engages Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) to review our processes and the reasonableness of our estimates of proved hydrocarbon liquid and gas reserves. The Company selects the properties for review by Ryder Scott based primarily on relative reserve value. The Company also considers other factors such as geographic location, new wells drilled during the year and reserves volume. During 2017, the properties selected for each country ranged from 87 to 100 percent of the total future net cash flows discounted at 10 percent. These properties also accounted for over 98 percent of the reserves value of our international proved reserves and 88 percent of the new wells drilled in each country. In addition, all fields containing five percent or more of the Company’s total proved reserves volume were included in Ryder Scott’s review. The review covered 84 percent of total proved reserves by volume.
During 2017, 2016, and 2015, Ryder Scott’s review covered 92, 92, and 90 percent, respectively, of the Company’s worldwide estimated proved reserves value and 84, 83, and 83 percent, respectively, of the Company’s total proved reserves volume. Ryder Scott’s review of 2017 covered 84 percent of U.S., 85 percent of Egypt, and 81 percent of the U.K.’s total proved reserves.
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
Employees
On December 31, 2017, the Company had 3,356 employees.

Offices
Our principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. At year-end 2017, the Company maintained regional exploration and/or production offices in Midland, Texas; San Antonio, Texas; Houston, Texas; Cairo, Egypt; and Aberdeen, Scotland. Apache leases all of its primary office space. The current lease on our principal executive offices runs through December 31, 2024. The Company has an option to extend the lease through 2029. For information regarding the Company’s obligations under its office leases, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contractual Obligations and Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.
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
Apache is a member of Oil Spill Response Limited (OSRL), a large international oil spill response cooperative, which entitles any Apache entity worldwide to access OSRL’s services. Apache also has a contract for global response resources and services with National Response Corporation (NRC). NRC is the world’s largest commercial Oil Spill Response Organization and is the global leader in providing end-to-end environmental, industrial, and emergency response solutions with operating bases in 13 countries.
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
An Apache subsidiary is also a member of the Marine Well Containment Company (MWCC) to help the Company fulfill the government’s permit requirements for containment and oil spill response plans in deepwater Gulf of Mexico operations. MWCC is a not-for-profit, stand-alone organization whose goal is to improve capabilities for containing an underwater well control incident in the U.S. Gulf of Mexico. Members and their affiliates have access to MWCC’s extensive containment network and systems. As of December 31, 2017, Apache’s investment in MWCC totaled $150 million and is reflected in “Deferred charges and other” in the Company’s consolidated balance sheet.

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
However, we believe our diversified portfolio of core assets, which comprises large acreage positions and well-established production bases across three geographic areas, our balanced production mix between oil and gas, our management and incentive systems, and our experienced personnel give us a strong competitive position relative to many of our competitors who do not possess similar geographic and production diversity. Our global position provides a large inventory of geologic and geographic opportunities in the geographic areas in which we have producing operations to which we can reallocate capital investments in response to changes in commodity prices, local business environments, and markets. It also reduces the risk that we will be materially impacted by an event in a specific area or country.
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
Crude oil, natural gas, and NGL price volatility could adversely affect our operating results and the price of our common stock.
Our revenues, operating results, and future rate of growth depend highly upon the prices we receive for our crude oil, natural gas, and NGL production. Historically, the markets for these commodities have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2017 ranged from a high of $60.42 per barrel to a low of $42.53 per barrel. The NYMEX daily settlement price for the prompt month natural gas contract in 2017 ranged from a high of $3.50 per MMBtu to a low of $2.56 per MMBtu. The market prices for crude oil, natural gas, and NGLs depend on factors beyond our control. These factors include demand, which fluctuates with changes in market and economic conditions, and other factors, including:

•	worldwide and domestic supplies of crude oil, natural gas, and NGLs;

•	actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC);

•	political conditions and events (including instability, changes in governments, or armed conflict) in oil and gas producing regions;

•	the level of global crude oil and natural gas inventories;

•	the price and level of imported foreign crude oil, natural gas, and NGLs;

•	the price and availability of alternative fuels, including coal and biofuels;

•	the availability of pipeline capacity and infrastructure;

•	the availability of crude oil transportation and refining capacity;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes; and

•	the overall economic environment.
Our results of operations, as well as the carrying value of our oil and gas properties, are substantially dependent upon the prices of oil and natural gas, which have declined significantly since June 2014. Despite slight increases in oil and natural gas prices in 2017, prices have remained significantly lower than levels seen in recent years, which has adversely affected our revenues, operating income, cash flow, and proved reserves. Continued low prices could have a material adverse impact on our operations and limit our ability to fund capital expenditures. Without the ability to fund capital expenditures, we would be unable to replace reserves and production. Sustained low prices of crude oil, natural gas, and NGLs may further adversely impact our business as follows:

•	limiting our financial condition, liquidity, and/or ability to fund planned capital expenditures and operations;

•	reducing the amount of crude oil, natural gas, and NGLs that we can produce economically;

•	causing us to delay or postpone some of our capital projects;

•	reducing our revenues, operating income, and cash flows;

•	limiting our access to sources of capital, such as equity and long-term debt;

•	reducing the carrying value of our oil and gas properties, resulting in additional non-cash impairments;

•	reducing the carrying value of our gathering, transmission, and processing facilities, resulting in additional impairments; or

•	reducing the carrying value of goodwill.

Our ability to sell crude oil, natural gas, or NGLs and/or receive market prices for these commodities may be adversely affected by pipeline and gathering system capacity constraints and various transportation interruptions.
A portion of our crude oil, natural gas, and NGL production in any region may be interrupted, limited, or shut in, from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, or capital constraints that limit the ability of third parties to construct gathering systems, processing facilities, or interstate pipelines to transport our production, or we might voluntarily curtail production in response to market conditions. If a substantial amount of our production is interrupted at the same time, it could temporarily adversely affect our cash flows.
Future economic conditions in the U.S. and certain international markets may materially adversely impact our operating results.
Current global market conditions, and uncertainty, including economic instability in Europe and certain emerging markets, is likely to have significant long-term effects. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower future economic growth rate could result in decreased demand growth for our oil and gas production as well as lower commodity prices, which would reduce our cash flows from operations and our profitability.
Weather and climate may have a significant adverse impact on our revenues and production.
Demand for oil and gas are, to a degree, dependent on weather and climate, which impact the price we receive for the commodities we produce. In addition, our exploration and development activities and equipment can be adversely affected by severe weather, such as freezing temperatures, hurricanes in the Gulf of Mexico or storms in the North Sea, which may cause a loss of production from temporary cessation of activity or lost or damaged equipment. Our planning for normal climatic variation, insurance programs, and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated, or insured against.
Our operations involve a high degree of operational risk, particularly risk of personal injury, damage, or loss of equipment, and environmental accidents.
Our operations are subject to hazards and risks inherent in the drilling, production, and transportation of crude oil, natural gas, and NGLs, including:

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
While we have experienced cyber attacks in the past, we have not suffered any material losses as a result of such attacks; however, there is no assurance that we will not suffer such losses in the future. Further, as cyber attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber attacks.
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
To the extent that we engage in price risk management activities to protect ourselves from commodity price declines, we may be prevented from realizing the benefits of price increases above the levels of the derivative instruments used to manage price risk. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production falls short of the hedged volumes;

•	there is a widening of price-basis differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;

•	the counterparties to our hedging or other price risk management contracts fail to perform under those arrangements; or

•	an unexpected event materially impacts commodity prices.

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
We are exposed to a risk of financial loss if a counterparty fails to perform under a derivative contract. This risk of counterparty non-performance is of particular concern given the recent volatility of the financial markets and significant decline in commodity prices, which could lead to sudden changes in a counterparty’s liquidity and impair its ability to perform under the terms of the derivative contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions. Furthermore, the bankruptcy of one or more of our hedge providers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed to us by the distressed entity or entities. During periods of falling commodity prices our hedge receivable positions increase, which increases our exposure. If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

The distressed financial conditions of our purchasers and partners could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or to reimburse us for their share of costs.
Concerns about global economic conditions and the volatility of oil, natural gas, and NGL prices have had a significant adverse impact on the oil and gas industry. We are exposed to risk of financial loss from trade, joint venture, joint interest billing, and other receivables. We sell our crude oil, natural gas, and NGLs to a variety of purchasers. As operator, we pay expenses and bill our non-operating partners for their respective shares of costs. As a result of current economic conditions and the severe decline in commodity prices, some of our customers and non-operating partners may experience severe financial problems that may have a significant impact on their creditworthiness. We cannot provide assurance that one or more of our financially distressed customers or non-operating partners will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. Furthermore, the bankruptcy of one or more of our customers or non-operating partners, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities. Nonperformance by a trade creditor or non-operating partner could result in significant financial losses.
A downgrade in our credit rating could negatively impact our cost of and ability to access capital.
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales, and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, product mix, and commodity pricing levels and others are also considered by the rating agencies. A ratings downgrade could adversely impact our ability to access debt markets in the future and increase the cost of future debt; past ratings downgrades have, and any future downgrades may require us to post letters of credit or other forms of collateral for certain obligations. Throughout 2017, our credit rating remained unchanged by Moody’s at Baa3/Stable and Standard and Poor’s at BBB/Stable. Any future downgrades could result in additional postings of collateral ranging from approximately $500 million to $1.4 billion, depending upon timing and availability of tax relief.

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
From time to time we have divested noncore or nonstrategic domestic and international assets. The agreements relating to these transactions contain provisions pursuant to which liabilities related to past and future operations have been allocated between the parties by means of liability assumptions, indemnities, escrows, trusts, and similar arrangements. One of the most significant of these liabilities involves the decommissioning of wells and facilities previously owned by us. One or more of the counterparties in these transactions could fail to perform its obligations under these agreements as a result of financial distress. In the event that any such counterparty were to become the subject of a case or proceeding under Title 11 of the United States Code or any other relevant insolvency law or similar law (which we collectively refer to as Insolvency Laws), the counterparty may not perform its obligations under the agreements related to these transactions. In that case, our remedy in the proceeding would be a claim for damages for the breach of the contractual arrangements, which may be either a secured claim or an unsecured claim depending on whether or not we have collateral from the counterparty for the performance of the obligations. Resolution of our claim for damages in such a proceeding may be delayed, and we may be forced to use available cash to cover the costs of the obligations assumed by the counterparties under such agreements should they arise.
Despite the provisions in our agreements requiring purchasers of our state or federal leasehold interests to assume certain liabilities and obligations related to such interests, if a purchaser of such interests becomes the subject of a case or proceeding under relevant Insolvency Laws or becomes unable financially to perform such liabilities or obligations, we would expect the relevant governmental authorities to require us to perform, and hold us responsible for, such liabilities and obligations. In such event, we may be forced to use available cash to cover the costs of such liabilities and obligations should they arise.
If a court or a governmental authority were to make any of the foregoing determinations or take any of the foregoing actions, or any similar determination or action, it could adversely impact our cash flows, operations, or financial condition.
Crude oil, natural gas, and NGL reserves are estimates, and actual recoveries may vary significantly.
There are numerous uncertainties inherent in estimating crude oil, natural gas, and NGL reserves and their value. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, natural gas, and NGLs that cannot be measured in an exact manner. Because of the high degree of judgment involved, the accuracy of any reserve estimate is inherently imprecise, and a function of the quality of available data and the engineering and geological interpretation. Our reserves estimates are based on 12-month average prices, except where contractual arrangements exist; therefore, reserves quantities will change when actual prices increase or decrease. In addition, results of drilling, testing, and production may substantially change the reserve estimates for a given reservoir over time. The estimates of our proved reserves and estimated future net revenues also depend on a number of factors and assumptions that may vary considerably from actual results, including:

•	historical production from the area compared with production from other areas;

•	the effects of regulations by governmental agencies, including changes to severance and excise taxes;

•	future operating costs and capital expenditures; and

•	workover and remediation costs.
For these reasons, estimates of the economically recoverable quantities of crude oil, natural gas, and NGLs attributable to any particular group of properties, classifications of those reserves and estimates of the future net cash flows expected from them prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserves estimates may be subject to upward or downward adjustment, and actual production, revenue and expenditures with respect to our reserves likely will vary, possibly materially, from estimates.
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
A sizeable portion of our acreage is currently undeveloped. Unless production in paying quantities is established on units containing certain of these leases during their terms, the leases will expire. If our leases expire, we will lose our right to develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including drilling results, commodity prices, the availability and cost of capital, drilling, and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.

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
Our North American operations have been, and at times in the future may be, affected by political developments and by federal, state, and local laws and regulations such as restrictions on production, changes in taxes, royalties and other amounts payable to governments or governmental agencies, price or gathering rate controls, and environmental protection laws and regulations.
In response to the Deepwater Horizon incident in the U.S. Gulf of Mexico in April 2010, and as directed by the Secretary of the U.S. Department of the Interior, the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE) issued guidelines and regulations regarding safety, environmental matters, drilling equipment, and decommissioning applicable to drilling in the Gulf of Mexico. These regulations imposed additional requirements and caused delays with respect to development and production activities in the Gulf of Mexico.
With respect to oil and gas operations in the Gulf of Mexico, the BOEM has issued a Notice to Lessees (NTL No. 2016-N01) significantly revising the obligations of companies operating in the Gulf of Mexico to provide supplemental assurances of performance with respect to plugging, abandonment, and decommissioning obligations associated with wells, platforms, structures, and facilities located upon or used in connection with such companies’ oil and gas leases. While requirements under the NTL have not yet been fully implemented by BOEM, the NTL will likely require that Apache provide additional security to BOEM with respect to plugging, abandonment, and decommissioning obligations relating to Apache’s current ownership interests in various Gulf of Mexico leases. We are working closely with BOEM to make arrangements for the provision of such additional required security, if such security becomes necessary under the NTL. Additionally, we are not able to predict the effect that these changes might have on counterparties to which Apache has sold Gulf of Mexico assets or with whom Apache has joint ownership. Such changes could cause the bonding obligations of such parties to increase substantially, thereby causing a significant impact on the counterparties’ solvency and ability to continue as a going concern.
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
Certain countries where we operate, including the United Kingdom, either tax or assess some form of greenhouse gas (GHG) related fees on our operations. Exposure has not been material to date, although a change in existing regulations could adversely affect our cash flows and results of operations.
In the event the predictions for rising temperatures and sea levels suggested by reports of the United Nations Intergovernmental Panel on Climate Change do transpire, we do not believe those events by themselves are likely to impact our assets or operations. However, any increase in severe weather could have a material adverse effect on our assets and operations.
The present U.S. federal and state income tax laws affecting oil and gas exploration, development, and extraction may be modified by administrative, legislative, or judicial interpretation at any time. Future legislation may result in the elimination of certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development.
On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. In addition to reducing the U.S. corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, certain provisions in the Act move the U.S. away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations, establishing a participation exemption system for taxation of foreign income. The new law includes a transition rule to effect this participation exemption regime. The Act also includes provisions which could impact or limit the Company’s ability to deduct interest expense or utilize net operating losses beginning in 2018. The Company continues to assess other provisions of the Act including, among other items, the interaction between the deemed repatriation of foreign earnings and 2017 net operating losses as well as the applicability of new taxes on certain future foreign earnings.
The U.S. federal and state income tax laws affecting oil and gas exploration, development, and extraction may be further modified by administrative, legislative, or judicial interpretation at any time. Previous legislative proposals, if enacted into law, could make significant changes to such laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. The passage or adoption of these changes, or similar changes, could eliminate or postpone certain tax deductions that are currently available with respect to oil and gas exploration and development. We are unable to predict whether any of these changes or other proposals will be enacted. Any such changes could adversely affect our business, financial condition, and results of operations.
Proposed federal, state, or local regulation regarding hydraulic fracturing could increase our operating and capital costs.
Several proposals are before the U.S. Congress that, if implemented, would either prohibit or restrict the practice of hydraulic fracturing or subject the process to regulation under the Safe Drinking Water Act. Several states are considering legislation to regulate hydraulic fracturing practices that could impose more stringent permitting, transparency, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. Hydraulic fracturing of wells and subsurface water disposal are also under public and governmental scrutiny due to potential environmental and physical impacts, including possible contamination of groundwater and drinking water and possible links to earthquakes. In addition, some municipalities have significantly limited or prohibited drilling activities and/or hydraulic fracturing, or are considering doing so. We routinely use fracturing techniques in the U.S. and other regions to expand the available space for natural gas and oil to migrate toward the wellbore. It is typically done at substantial depths in formations with low permeability.
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
Our operations outside North America are based primarily in Egypt and the United Kingdom. On a barrel equivalent basis, approximately 48 percent of our 2017 production was outside North America, and approximately 31 percent of our estimated proved oil and gas reserves on December 31, 2017, were located outside North America. As a result, a significant portion of our production and resources are subject to the increased political and economic risks and other factors associated with international operations including, but not limited to:

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
Deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of our assets or resource nationalization, and/or forced renegotiation or modification of our existing contracts with EGPC, or threats or acts of terrorism, could materially and adversely affect our business, financial condition, and results of operations. Our operations in Egypt, excluding a one-third noncontrolling interest, contributed 27 percent of our 2017 production and accounted for 15 percent of our year-end estimated proved reserves and 25 percent of our estimated discounted future net cash flows.
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
Strong competition exists in all sectors of the oil and gas E&P industry. We compete with major integrated and other independent oil and gas companies for acquisitions of oil and gas leases, properties, and reserves, equipment, and labor required to explore, develop, and operate those properties, and marketing of crude oil, natural gas, and NGL production. Crude oil, natural gas, and NGL prices impact the costs of properties available for acquisition and the number of companies with the financial resources to pursue acquisition opportunities. Many of our competitors have financial and other resources substantially larger than we possess and have established strategic long-term positions and maintain strong governmental relationships in countries in which we may seek new entry. As a consequence, we may be at a competitive disadvantage in bidding for drilling rights. In addition, many of our larger competitors may have a competitive advantage when responding to factors that affect demand for oil and gas production, such as fluctuating worldwide commodity prices and levels of production, the cost and availability of alternative fuels, and the application of government regulations. We also compete in attracting and retaining personnel, including geologists, geophysicists, engineers, and other specialists. These competitive pressures may have a significant negative impact on our results of operations.
Our insurance policies do not cover all of the risks we face, which could result in significant financial exposure.
Exploration for and production of crude oil, natural gas, and NGLs can be hazardous, involving natural disasters and other events such as blowouts, cratering, fire and explosion and loss of well control, which can result in damage to or destruction of wells or production facilities, injury to persons, loss of life, or damage to property and the environment. Our international operations are also subject to political risk. The insurance coverage that we maintain against certain losses or liabilities arising from our operations may be inadequate to cover any such resulting liability; moreover, insurance is not available to us against all operational risks.
Certain anti-takeover provisions in our charter and Delaware law could delay or prevent a hostile takeover.

Our charter authorizes our board of directors to issue preferred stock in one or more series and to determine the voting rights and dividend rights, dividend rates, liquidation preferences, conversion rights, redemption rights, including sinking fund provisions and redemption prices, and other terms and rights of each series of preferred stock. In addition, Delaware law imposes restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock. These provisions may deter hostile takeover attempts that could result in an acquisition of us that would have been financially beneficial to our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
As of December 31, 2017, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under “Legal Matters” and “Environmental Matters” in Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

APACHE CORPORATION

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
During 2017, Apache common stock, par value $0.625 per share, was traded on the New York and Chicago Stock Exchanges and the NASDAQ Global Select Market under the symbol “APA.” The table below provides certain information regarding our common stock for 2017 and 2016. Prices were obtained from The New York Stock Exchange, Inc. Composite Transactions Reporting System. Per-share prices and quarterly dividends shown below have been rounded to the indicated decimal place.

	2017				2016
	Price Range		Dividends Per Share		Price Range		Dividends Per Share
	High	Low	Declared	Paid	High	Low	Declared	Paid
First Quarter	$63.78	$49.41	$0.25	$0.25	$51.02	$34.38	$0.25	$0.25
Second Quarter	53.99	45.63	0.25	0.25	58.29	46.82	0.25	0.25
Third Quarter	50.22	38.37	0.25	0.25	63.87	48.78	0.25	0.25
Fourth Quarter	45.85	39.42	0.25	0.25	67.35	55.52	0.25	0.25
The closing price of our common stock, as reported on the New York Stock Exchange Composite Transactions Reporting System for January 31, 2018 (last trading day of the month), was $44.87 per share. As of January 31, 2018, there were 381,447,822 shares of our common stock outstanding held by approximately 4,100 stockholders of record and 305,000 beneficial owners.
We have paid cash dividends on our common stock for 53 consecutive years through December 31, 2017. When, and if, declared by our Board of Directors, future dividend payments will depend upon our level of earnings, financial requirements, and other relevant factors.
Information concerning securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the proxy statement relating to the Company’s 2018 annual meeting of stockholders, which is incorporated herein by reference.

The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the appreciation of the Company’s common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and of the Dow Jones U.S. Exploration & Production Index (formerly Dow Jones Secondary Oil Stock Index) from December 31, 2012, through December 31, 2017. The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Apache Corporation, S&P 500 Index,
and the Dow Jones US Exploration & Production Index

* $100 invested on 12/31/12 in stock including reinvestment of dividends.
Fiscal year ending December 31.

	2012	2013	2014	2015	2016	2017
Apache Corporation	$100.00	$110.52	$81.51	$58.90	$85.78	$58.22
S & P’s Composite 500 Stock Index	100.00	132.39	150.51	152.59	170.84	208.14
DJ US Expl & Prod Index	100.00	131.84	117.64	89.72	111.69	113.14

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2017. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in the Company’s financial statements set forth in Part IV, Item 15 of this Form 10-K. Certain amounts for prior years have been reclassified to conform to the current presentation. Factors that materially affect the comparability of this information are disclosed in Management’s Discussion and Analysis under Item 7 of this Form 10-K.

	As of or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share amounts)
Income Statement Data
Oil and gas production revenues	$5,887	$5,367	$6,510	$12,795	$14,825
Net income (loss) from continuing operations attributable to common shareholders	1,304	(1,372)	(10,844)	(6,653)	(94)
Net income (loss) from continuing operations per share:
Basic	3.42	(3.62)	(28.70)	(17.32)	(0.24)
Diluted	3.41	(3.62)	(28.70)	(17.32)	(0.24)
Cash dividends declared per common share	1.00	1.00	1.00	1.00	0.80
Balance Sheet Data
Total assets	$21,922	$22,519	$25,500	$44,264	$54,828
Long-term debt	7,934	8,544	8,716	11,178	9,600
Total equity	8,791	7,679	9,490	20,541	30,756
Common shares outstanding	381	379	378	377	396
For a discussion of significant acquisitions and divestitures, see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. Apache currently has exploration and production operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity.
During 2015, Apache sold its Australia LNG business and oil and gas assets. Results of operations and cash flows from operations for Australia are reflected as discontinued operations in the Company’s financial statements for all periods presented.
The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K, and the risk factors and related information set forth in Part I, Item 1A and Part II, Item 7A of this Form 10-K.
Overview of 2017 Results
Throughout 2017, Apache remained dedicated to its mission to grow the Company for the long-term benefit of its shareholders, with a focus on rigorous portfolio management, disciplined financial structure, and optimization of returns. The Company focused its capital program on development at Alpine High, which commenced production in May, building associated Alpine High infrastructure, and increasing production and performance in its other Permian Basin plays. Apache’s U.S. assets are complemented by its international assets in Egypt and the North Sea, each of which adds to the Company’s deep inventory of exploration and development opportunities and generate cash flows in excess of current capital investments, facilitating the Company’s ability to develop Alpine High while maintaining financial flexibility. Additionally, Apache monetized certain non-strategic assets that were not accretive to earnings in the near term, including its operations in Canada, its interests in the Scottish Area Gas Evacuation system (SAGE) in the North Sea, and various non-core leasehold positions in the Permian.
Daily production in 2017 averaged 457 Mboe/d, a decrease of 12 percent from 2016 reflecting the sale of the Company’s Canadian operations. Excluding production from Canada, Apache’s worldwide equivalent daily production decreased 8 percent primarily due to natural decline. The production decline was driven by strategic decisions to curtail capital investments in the two preceding years in order to allow costs to re-align with the lower commodity price environment and to allocate a significant portion of capital investments to the development of the Alpine High field and infrastructure.
During 2017, Apache reported net income attributable to common stock of $1.3 billion, or $3.41 per diluted common share, compared to a loss of $1.4 billion, or $3.71 per share in 2016. Results for 2017 reflect an increase in commodity prices, which resulted in higher revenues and lower impairment charges compared with the prior year, as well as gains on divestitures and tax benefits recognized upon enactment of U.S. tax reform. Revenue gains from significant increases in realized commodity prices mitigated the impact of production declines and loss of production in connection with the sale of our Canadian operations.
Apache generated $2.4 billion in cash from operating activities in 2017, flat with the prior year, and an additional $1.4 billion of cash proceeds from non-core asset divestments. Apache ended the year with $1.7 billion of cash and cash equivalents, an increase of $291 million from year-end 2016. In addition, the Company reduced debt from prior-year levels, fully maintained its $3.5 billion of available committed borrowing capacity, returned $380 million of capital to shareholders through dividends, and eliminated over $800 million of future asset retirement obligations with the sale of our Canadian operations. In response to continued commodity price volatility, in 2017 the Company entered into commodity derivatives to secure the pace of its strategically important capital program at Alpine High without compromising its financial strength or flexibility. We continuously monitor changes in our operating environment and have the ability, with our dynamic capital allocation process, to adjust our capital investment program to levels that maximize value for our shareholders over the long-term.
Outlook
Apache currently plans to invest $7.5 billion in its upstream oil and gas activities from 2018 to 2020, with just under $2.5 billion planned for 2018 and slight increases to annual capital spending through 2019 and 2020. Additionally, the Company anticipates investment of $1.0 billion in the midstream development of Alpine High over the next three years. This will include approximately $500 million in 2018, with the remainder split between 2019 and 2020. At current pricing, 2018 projected cash flow from operations are estimated to be cash flow neutral based on the upstream capital program, inclusive of the current company dividend of $380 million. Midstream development and infrastructure build-out will operate at a cash deficit. Any cash deficits for 2018 are anticipated to be funded through our existing cash balances; however, the Company continues discussions on strategic midstream monetization and value optimization that could significantly reduce, or even eliminate, the deficit.

The results of this planned capital investment are projected to achieve a compound annual production growth rate of 11 to 13 percent for Apache’s worldwide operations and 19 to 22 percent in the U.S. over the three-year period. For 2018, Apache’s worldwide adjusted production is anticipated to increase by 7 to 13 percent. Projected growth rates will be driven by the Permian Basin. Egypt and the North Sea operations are anticipated to continue generating cash flow in excess of capital investments. Forecasts show a shallow decline rate for the international regions given planned investment levels; however, the Company anticipates improved capital efficiency in the North Sea with lower day rate contracts by mid-year and fewer obligation wells expected to be drilled.
Approximately two-thirds of Apache’s capital upstream spending from 2018 to 2020 will be allocated to the Permian Basin. Outside of Alpine High, capital investment will be focused on horizontal oil drilling in the Midland and Delaware basins and on moderating the Central Basin Platform decline through continued improved recovery projects. Investment levels could be significantly increased to provide short-term oil growth; however, a deeper understanding of multi-zone reservoir dynamics on a section level will lead to more economic full-field development decisions over the long-term. The Company’s current rig and completion pace allows for sufficient time to collect and analyze complex inter-well and inter-zone data and design optimal spacing and pattern configurations. With most of the Company’s key Midland basin acreage held-by-production, we have time available to ensure long-term value and returns before accelerating our development pace in the context of available cash flow.
The upstream capital investment program for Alpine High will continue to transition from delineation and testing to full development mode, while infrastructure build-out will progress through 2018 and into 2019. During 2018, approximately 50 percent of the drilling program will focus on completing the primary phase of delineation and testing. The remaining capital included in the three-year plan will be split evenly between retention drilling and development drilling. The Alpine High program is expected to progress at a steady and increasingly efficient pace with continued well optimization and a greater proportion of future drilling on multi-well pads. Combined with minimal water handling costs and revenue uplift expected from oil and NGLs present in the wet gas portion of the play, Alpine High investments are anticipated to generate strong cash margins with a competitive recycle ratio compared to other Permian operations.
Operational Highlights
Apache’s deliberate focus on strategic testing and targeted development drilling during the price downturn, in addition to the Alpine High discovery, significantly impacted results in its Permian Basin plays, Egypt, and the North Sea.
Key operational highlights for the year include:
North America

•
North America onshore production averaged 231 Mboe/d, down 16 percent relative to 2016, reflecting Apache’s exit from Canada. Excluding Canada, Apache’s onshore equivalent production decreased 8 percent, in line with the Company’s expectations given the significant reduction in capital investments over the preceding two years and the allocation of a significant portion of our 2017 capital investments to infrastructure at Alpine High.

•
The Permian region averaged 16 operated rigs during the year, drilling 215 gross wells, 145 net wells. Approximately half of the region’s production is crude oil and 23 percent is NGLs. Combined, this represents more than a third of Apache’s worldwide liquids production for 2017. The region averaged 158 Mboe/d and contributed $1.8 billion of revenues during 2017. Fourth-quarter 2017 production increased 19 percent from the comparative 2016 quarter, a reflection of the success of the Midland Basin drilling program and the continued production ramp at Alpine High.

•	Drilling and infrastructure development activities continue at Alpine High; specifically:

◦
First production from the Alpine High play was achieved in early May 2017. Net production averaged approximately 19.8 Mboe/d during the fourth quarter of 2017 and achieved a rate of 25 Mboe/d in December prior to shutting down a facility at year-end for capacity expansion.

◦	Five processing facilities are currently operating with a combined gross inlet capacity of 330 million cubic feet of natural gas per day (MMcf/d).

◦	During 2017, Apache invested $550 million in midstream facilities at Alpine High, with development ongoing. Inception-to-date midstream investment as of year-end was $706 million.

International and Offshore

•
The Egypt region averaged 12 rigs and drilled 94 gross wells. During 2017, Egypt’s gross production and net equivalent production averaged 334 Mboe/d and 162 Mboe/d, respectively. Egypt’s gross production and net equivalent production decreased 4 percent and 5 percent, respectively, from 2016, primarily the result of natural well decline. In August 2017, the Company received final award of two new concessions totaling 1.6 million net acres, increasing Apache’s acreage position in the Western Desert by 40 percent. Subsequently, the Company began acquiring high resolution 3-D seismic program across its new and existing acreage, which will provide significantly enhanced imaging of deeper formations.

•
The North Sea region averaged 3 rigs during 2017, drilling 14 gross wells, 10 net wells. During the year, the region averaged production of 58 Mboe/d and contributed $1.1 billion of revenues. Production declined 16 percent from 2016, primarily the result of extended turnaround activities, a third-party pipeline system outage at the Forties field and natural well decline impacted by exploration dry holes on long-standing obligation wells. The overall decline has been partially offset by the Callater discovery, which came online in late May 2017.

For a more detailed discussion related to Apache’s various geographic regions, please refer to the “Geographic Area Overviews” section set forth in Part I, Item 1 and 2 of this Form 10-K.
Acquisition and Divestiture Activity
Over Apache’s 60-year history, it has repeatedly demonstrated its ability to capitalize quickly and decisively on changes in its industry and economic conditions. A key component of this strategy is to continuously review and optimize Apache’s portfolio of assets in response to these changes. Most recently, Apache has completed a series of divestitures designed to monetize nonstrategic assets and enhance Apache’s portfolio in order to allocate resources to more impactful exploration and development opportunities. These divestments comprised primarily capital intensive projects and assets that were not accretive to earnings in the near-term, and included all of Apache’s operations in Canada and Australia. These divestments include:

•
Canadian Operations On June 30, 2017, Apache completed the sale of its Canadian assets at Midale and House Mountain for total cash proceeds of approximately $228 million. In August of 2017, Apache completed the sale of its remaining Canadian operations for cash proceeds of approximately $478 million.

•
U.S. Divestitures During 2017, Apache completed the sale of certain non-core assets, primarily leasehold acreage in the Permian and Midcontinent/Gulf Coast regions, in multiple transactions for total cash proceeds of $798 million.

•
North Sea Gathering Transportation and Processing (GTP) Facility In November 2017, Apache completed the sale of its 30.28 percent interest in the SAGE gas plant and its 60.56 percent interest in the Beryl pipeline in the North Sea to Ancala Midstream Acquisitions Limited. A refundable deposit of $134 million was received in the fourth quarter of 2016 in connection with this transaction, and was recorded in “Other current liabilities” on the consolidated balance sheet as of December 31, 2016. In November 2017, Apache completed the sale and the liability related to the refundable deposit was released. No additional proceeds were received.

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

For detailed information regarding Apache’s acquisitions and divestitures, please refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Results of Operations
Oil and Gas Revenues
Apache’s oil and gas revenues by region are as follows:

	For the Year Ended December 31,
	2017		2016		2015
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$1,616	35%	$1,499	36%	$2,063	40%
Canada	110	3%	180	4%	244	5%
North America	1,726	38%	1,679	40%	2,307	45%
Egypt (1)	1,901	41%	1,657	40%	1,690	33%
North Sea	971	21%	836	20%	1,110	22%
International (1)	2,872	62%	2,493	60%	2,800	55%
Total(1)	$4,598	100%	$4,172	100%	$5,107	100%
Total Natural Gas Revenues:
United States	$368	38%	$314	33%	$382	32%
Canada	104	11%	146	15%	242	21%
North America	472	49%	460	48%	624	53%
Egypt (1)	395	41%	389	40%	393	33%
North Sea	92	10%	118	12%	159	14%
International (1)	487	51%	507	52%	552	47%
Total(1)	$959	100%	$967	100%	$1,176	100%
Total NGL Revenues:
United States	$287	87%	$184	81%	$191	84%
Canada	17	5%	17	7%	12	5%
North America	304	92%	201	88%	203	89%
Egypt (1)	11	3%	11	5%	13	6%
North Sea	15	5%	16	7%	11	5%
International (1)	26	8%	27	12%	24	11%
Total (1)	$330	100%	$228	100%	$227	100%
Total Oil and Gas Revenues:
United States	$2,271	39%	$1,997	37%	$2,636	40%
Canada	231	4%	343	7%	498	8%
North America	2,502	43%	2,340	44%	3,134	48%
Egypt (1)	2,307	39%	2,057	38%	2,096	32%
North Sea	1,078	18%	970	18%	1,280	20%
International (1)	3,385	57%	3,027	56%	3,376	52%
Total (1)	$5,887	100%	$5,367	100%	$6,510	100%
Discontinued Operations:
Oil Revenue	$—		$—		$138
Natural Gas Revenue	—		—		140
Total	$—		$—		$278

(1)	Amounts include revenue attributable to a noncontrolling interest in Egypt.

Production
The following table presents production volumes by region:

	For the Year Ended December 31,
	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Oil Volume – b/d:
United States	91,489	(12)%	103,827	(16)%	123,666
Canada	6,643	(49)%	13,081	(17)%	15,768
North America	98,132	(16)%	116,908	(16)%	139,434
Egypt(1)(2)	97,242	(6)%	103,719	14%	90,857
North Sea	48,889	(11)%	54,630	(8)%	59,334
International	146,131	(8)%	158,349	5%	150,191
Total	244,263	(11)%	275,257	(5)%	289,625
Natural Gas Volume – Mcf/d:
United States	394,366	—	396,227	(10)%	440,037
Canada	131,479	(46)%	242,602	(12)%	274,764
North America	525,845	(18)%	638,829	(11)%	714,801
Egypt(1)(2)	386,194	(1)%	391,968	6%	369,507
North Sea	45,521	(37)%	71,751	11%	64,787
International	431,715	(7)%	463,719	7%	434,294
Total	957,560	(13)%	1,102,548	(4)%	1,149,095
NGL Volume – b/d:
United States	48,674	(10)%	54,165	—	53,928
Canada	2,827	(51)%	5,731	(6)%	6,126
North America	51,501	(14)%	59,896	—	60,054
Egypt(1)(2)	816	(25)%	1,084	2%	1,064
North Sea	1,149	(33)%	1,703	51%	1,131
International	1,965	(29)%	2,787	27%	2,195
Total	53,466	(15)%	62,683	1%	62,249
BOE per day:(3)
United States	205,891	(8)%	224,029	(11)%	250,934
Canada	31,383	(47)%	59,246	(12)%	67,688
North America	237,274	(16)%	283,275	(11)%	318,622
Egypt(1)(2)	162,424	(5)%	170,131	11%	153,506
North Sea(4)	57,624	(16)%	68,292	(4)%	71,262
International	220,048	(8)%	238,423	6%	224,768
Total	457,322	(12)%	521,698	(4)%	543,390
Discontinued Operations:
Oil (b/d)	—		—		7,610
Natural Gas (Mcf/d)	—		—		94,114
BOE/d	—		—		23,296

(1)	Gross oil, natural gas, and NGL production in Egypt were as follows:

	2017	2016	2015
Oil (b/d)	198,335	209,659	206,501
Natural Gas (Mcf/d)	805,478	827,202	856,950
NGL (b/d)	1,353	1,861	2,459

(2)	Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

Oil (b/d)	32,461	34,530	30,224
Natural Gas (Mcf/d)	128,756	130,856	122,985
NGL (b/d)	272	361	363

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a ratio of 6 Mcf to 1 bbl. This ratio is not reflective of the price ratio between the two products.

(4)
Average sales volumes from the North Sea were 58,177 boe/d and 66,872 boe/d for 2017 and 2016, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing
The following table presents pricing information by region:

	For the Year Ended December 31,
	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Average Oil Price - Per barrel:
United States	$48.40	23%	$39.43	(14)%	$45.71
Canada	45.25	20%	37.62	(11)%	42.33
North America	48.18	23%	39.23	(13)%	45.33
Egypt	53.57	23%	43.66	(14)%	50.97
North Sea	53.81	25%	42.93	(16)%	51.26
International	53.65	24%	43.41	(15)%	51.09
Total	51.46	24%	41.63	(14)%	48.31
Average Natural Gas Price - Per Mcf:
United States	$2.56	18%	$2.17	(9)%	$2.38
Canada	2.17	32%	1.64	(32)%	2.41
North America	2.46	25%	1.97	(18)%	2.39
Egypt	2.80	3%	2.71	(7)%	2.91
North Sea	5.54	23%	4.51	(33)%	6.73
International	3.09	3%	2.99	(14)%	3.48
Total	2.74	14%	2.40	(14)%	2.80
Average NGL Price - Per barrel:
United States	$16.14	74%	$9.28	(5)%	$9.72
Canada	16.39	101%	8.15	48%	5.52
North America	16.15	76%	9.17	(1)%	9.29
Egypt	36.79	28%	28.68	(7)%	30.97
North Sea	36.22	50%	24.20	(9)%	26.53
International	36.46	41%	25.94	(10)%	28.68
Total	16.90	70%	9.92	(1)%	9.98
Discontinued Operations:
Oil price ($/Bbl)	$—		$—		$49.76
Natural Gas price ($/Mcf)	—		—		4.07

Crude Oil Prices
A substantial portion of our crude oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of the Company’s control. Average realized crude oil prices for 2017 were up 24 percent compared to 2016, a direct result of the rising benchmark oil prices over the past year. Crude oil prices realized in 2017 averaged $51.46 per barrel.
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
Natural Gas Prices
Natural gas, which currently has a limited global transportation system, is subject to price variances based on local supply and demand conditions. Our primary markets include North America, Egypt, and the U.K. An overview of the market conditions in our primary gas-producing regions follows:

•
North America has a common market; most of our gas is sold on a monthly or daily basis at either monthly or daily market prices. Our North American regions averaged $2.46 per Mcf in 2017, up from $1.97 per Mcf in 2016.

•
In Egypt, our gas is sold to Egyptian General Petroleum Corporation (EGPC), primarily under an industry pricing formula indexed to Dated Brent crude oil with a minimum gas price of $1.50 per MMBtu and a maximum gas price of $2.65 per MMBtu, plus an upward adjustment for liquids content. Overall, the region averaged $2.80 per Mcf in 2017, up 3 percent from the prior year.

•
Natural gas from the North Sea Beryl field is processed through the SAGE gas plant. The gas is sold to a third party at the St. Fergus entry point of the national grid on a National Balancing Point index price basis. The region averaged $5.54 per Mcf in 2017, a 23 percent increase from an average of $4.51 per Mcf in 2016.

NGL Prices
Apache’s NGL production is sold under contracts with prices at market indices based on local supply and demand conditions, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.
Crude Oil Revenues
2017 vs. 2016   Crude oil revenues for 2017 totaled $4.6 billion, a $426 million increase from the 2016 total of $4.2 billion. An 11 percent decrease in average daily production reduced 2017 revenues by $559 million compared to 2016, while 24 percent higher average realized prices increased revenues by $985 million. Average daily production in 2017 was 244.3 Mb/d, with prices averaging $51.46 per barrel. Crude oil accounted for 78 percent of Apache’s 2017 oil and gas production revenues and 53 percent of its worldwide production.
Worldwide crude oil production decreased 31.0 Mb/d compared to 2016, primarily the result of the Canada divestitures and natural decline.
2016 vs. 2015  Crude oil revenues for 2016 totaled $4.2 billion, a $935 million decrease from the 2015 total of $5.1 billion. A 5 percent decrease in average daily production reduced 2016 revenues by $228 million compared to 2015, while 14 percent lower average realized prices decreased revenues by $707 million. Average daily production in 2016 was 275.3 Mb/d, with prices averaging $41.63 per barrel. Crude oil accounted for 78 percent of Apache’s 2016 oil and gas production revenues and 53 percent of its worldwide production.
Worldwide crude oil production from continuing operations decreased 14.4 Mb/d compared to 2015, primarily the result of reduced drilling activity in response to lower commodity prices and natural decline.
Natural Gas Revenues
2017 vs. 2016   Natural gas revenues for 2017 totaled $959 million, an $8 million decrease from the 2016 total of $967 million. A 13 percent decrease in average production reduced 2017 revenues by $148 million compared to 2016, while 14 percent higher average realized prices increased revenues by $140 million. Average daily production in 2017 was 958 MMcf/d, with prices averaging $2.74 per Mcf. Natural gas accounted for 16 percent of Apache’s 2017 oil and gas production revenues and 35 percent of its worldwide production.
Worldwide gas production decreased 145.0 MMcf/d compared to 2016, primarily the result of the Canada divestitures, maintenance activities in the North Sea, and natural decline.
2016 vs. 2015   Natural gas revenues for 2016 totaled $1.0 billion, a $209 million decrease from the 2015 total of $1.2 billion. A 4 percent decrease in average production reduced 2016 revenues by $38 million compared to 2015, while 14 percent lower average realized prices decreased revenues by $171 million. Average daily production in 2016 was 1,103 MMcf/d, with prices averaging $2.40 per Mcf. Natural gas accounted for 18 percent of Apache’s 2016 oil and gas production revenues and 35 percent of its worldwide production.
Worldwide gas production from continuing operations decreased 46.5 MMcf/d compared to 2015, primarily the result of reduced drilling activity in response to lower commodity prices and natural decline.
NGL Revenues
2017 vs. 2016   NGL revenues for 2017 totaled $330 million, a $102 million increase from 2016. A 15 percent decrease in average production reduced 2017 revenues by $58 million compared to 2016, while 70 percent higher average realized prices increased revenues by $160 million. Average daily production in 2017 was 53.5 Mb/d, with prices averaging $16.90 per barrel. NGLs accounted for nearly 6 percent of Apache’s 2017 oil and gas production revenues and 12 percent of its worldwide production.

2016 vs. 2015   NGL revenues for 2016 totaled $228 million, essentially unchanged from 2015. A 1 percent increase in average production was offset by 1 percent lower average realized prices. Average daily production in 2016 was 62.7 Mb/d, with prices averaging $9.92 per barrel. NGLs accounted for nearly 4 percent of Apache’s 2016 oil and gas production revenues and 12 percent of its worldwide production.
Operating Expenses
The table below presents a comparison of the Company’s expenses on an absolute dollar basis and an equivalent unit of production (boe) basis. The Company’s discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on context. All operating expenses include costs attributable to a noncontrolling interest in Egypt. Operating expenses for all periods exclude discontinued operations in Australia.

	For the Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	(In millions)			(Per boe)
Lease operating expenses(1)	$1,400	$1,494	$1,854	$8.38	$7.85	$9.35
Gathering and transportation(1)	179	200	211	1.07	1.05	1.05
Taxes other than income	151	126	282	0.90	0.66	1.42
Exploration	549	473	2,771	3.29	2.48	13.97
General and administrative	395	410	380	2.37	2.15	1.92
Transaction, reorganization, and separation	16	39	132	0.10	0.20	0.67
Depreciation, depletion and amortization:
Oil and gas property and equipment(1)	2,136	2,460	2,976	12.78	12.92	15.01
Other assets	144	158	324	0.86	0.83	1.63
Asset retirement obligation accretion	130	156	145	0.78	0.82	0.73
Impairments	8	1,103	9,472	0.05	5.78	47.75
Financing costs, net	397	417	511	2.38	2.18	2.58
(1) For expenses impacted by the timing of 2017 and 2016 liftings in the North Sea, per-boe calculations are based on sales volumes rather than production volumes.
Lease Operating Expenses (LOE)
LOE includes several key components, such as direct operating costs, repair and maintenance, and workover costs. Direct operating costs generally trend with commodity prices and are impacted by the type of commodity produced and the location of properties (i.e., offshore, onshore, remote locations, etc.). Fluctuations in commodity prices impact operating cost elements both directly and indirectly. They directly impact costs such as power, fuel, and chemicals, which are commodity price based. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as rig rates, labor, boats, helicopters, materials, and supplies. Oil, which contributed more than half of Apache’s 2017 production, is inherently more expensive to produce than natural gas. Repair and maintenance costs are typically higher on offshore properties.
During 2017, LOE decreased $94 million, or 6 percent, on an absolute dollar basis compared to 2016. On a per-unit basis, LOE increased $0.53, or 7 percent compared to 2016. During 2016, LOE decreased $360 million, or 19 percent, on an absolute dollar basis compared to 2015. On a per-unit basis, LOE decreased $1.50, or 16 percent, compared to 2015. The per-barrel increase during 2017 is primarily the result of declines in production combined with generally rising costs commensurate with higher commodity prices realized during 2017.
Gathering and Transportation
Gathering and transportation expenses include transportation costs paid to a third-party carrier and costs associated with gas processing. As a result of the recent SAGE divestiture, Apache expects to incur additional tariffs ranging from $7 million to $10 million annually on the North Sea Beryl field production.
2017 vs. 2016  Gathering and transportation costs decreased $21 million from 2016. The decrease was directly related to the Canadian divestitures that closed in August 2017.

2016 vs. 2015  Gathering and transportation costs decreased $11 million from 2015. The decrease was driven primarily by a decrease in volumes and rate changes in Canada, partially offset by rate changes in the Permian Basin.
Taxes Other Than Income
Taxes other than income primarily consist of U.K. Petroleum Revenue Tax (PRT), severance taxes on properties onshore and in state waters off the coast of the U.S., and ad valorem taxes on properties in the U.S. Severance taxes are generally based on a percentage of oil and gas production revenues, while the U.K. PRT was assessed on net receipts from qualifying fields in the U.K. North Sea. The rate of U.K. PRT was reduced to zero percent effective January 2016. We are subject to a variety of other taxes, including U.S. franchise taxes.
2017 vs. 2016  Taxes other than income totaled $151 million, an increase of $25 million from 2016. The increase is primarily a result of higher commodity prices during 2017 compared to 2016.
2016 vs. 2015  Taxes other than income in 2016 were $156 million lower than 2015. During the third quarter of 2016, the rate of U.K. PRT, historically assessed on qualifying fields in the U.K. North Sea, was reduced to zero percent, effective as of January 1, 2016. As a result, U.K. PRT decreased $92 million over the comparable 2015 period. Severance tax decreased $25 million as a result of the decline in oil and gas production and lower prices. Ad valorem taxes decreased $21 million as a result of a decrease in property values in 2016.
Exploration Expense
Exploration expense includes unproved leasehold impairments, exploration dry hole expense, geological and geophysical expense, and the costs of maintaining and retaining unproved leasehold properties. The following table presents a summary of these expenses:

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Unproved leasehold impairments	$246	$272	$2,462
Dry hole expense	183	81	133
Geological and geophysical expense	47	44	89
Exploration overhead and other	73	76	87
	$549	$473	$2,771
2017 vs. 2016  Unproved leasehold impairments decreased $26 million compared to 2016, primarily a result of stabilizing commodity and leasehold prices. Dry hole expense increased $102 million compared to 2016, primarily related to unsuccessful international offshore exploration.
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
General and Administrative (G&A) Expenses
2017 vs. 2016  G&A expenses decreased $15 million, or 4 percent, from 2016. The decrease in G&A expense was primarily related to lower incentive compensation in 2017 compared to 2016, and the Canadian divestitures.
2016 vs. 2015  G&A expenses increased $30 million, or 8 percent, from 2015. On a per-unit basis, G&A expenses increased $0.23 to $2.15 per boe. The increase in G&A expense was primarily related to non-cash stock-based compensation expense.
Transaction, Reorganization, and Separation Costs
Apache recorded $16 million, $39 million and $132 million of expenses during 2017, 2016, and 2015, respectively, primarily related to company reorganization, including separation costs, investment banking fees and other associated costs. The charges for 2017 include $11 million for consulting fees related to divestitures and $5 million related to employee separation, consolidation of office space, and other reorganization efforts.

Depreciation, Depletion and Amortization (DD&A)
2017 vs. 2016  Oil and gas property DD&A expense of $2.1 billion in 2017 decreased $324 million compared to 2016. The Company’s oil and gas property DD&A rate decreased $0.14 per boe in 2017 compared to 2016. The primary factor driving lower absolute dollar expense was a decrease in production volumes from the comparative prior-year periods. Other asset depreciation decreased $14 million compared to 2016 primarily related to the Canadian divestitures.
2016 vs. 2015  Oil and gas property DD&A expense of $2.5 billion in 2016 decreased $516 million compared to 2015. The Company’s oil and gas property DD&A rate decreased $2.09 to $12.92 per boe in 2016 compared to 2015. The primary factor driving both lower absolute dollar expense and lower DD&A per boe rates was the reduction in the carrying value of the Company’s oil and gas properties as a result of impairments to proved properties in 2015 and 2016. Other asset depreciation decreased $166 million compared to 2015 primarily related to a reduction in the Company’s gas gathering, transmission, and processing (GTP) assets as a result of impairments to GTP assets during 2015.
Impairments
During 2017, the Company recorded asset impairments in connection with fair value assessments totaling $8 million for a U.K. PRT decommissioning asset that is no longer expected to be realizable from future abandonment activities in the North Sea.
During 2016, the Company recorded asset impairments totaling $1.1 billion in connection with fair value assessments, including $486 million for the impairment of the recoverable value of the PRT decommissioning asset, $427 million impairments of oil and gas proved properties in the U.S. and Canada, $135 million impairments of certain GTP facilities in the North Sea, and $55 million for inventory write-downs.
During 2015, the Company recorded asset impairments totaling $9.5 billion, including $7.4 billion impairments of oil and gas proved properties, $1.7 billion impairments of GTP facilities, a $148 million impairment of its YPHPL equity method investment, $163 million impairment of goodwill in its North Sea reporting unit, and $55 million for inventory write-downs. Oil and gas proved property impairments resulted from lower commodity prices and downward revisions of reserves resulting from changes to the Company’s development plans in certain areas. GTP impairments included $555 million for facilities in Canada, $102 million in the U.S., and $1.1 billion in Egypt.
The following table presents a summary of asset impairments recorded for 2017, 2016, and 2015:

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Oil and gas proved property	$—	$427	$7,389
GTP facilities	—	135	1,717
Equity method investment	—	—	148
Goodwill	—	—	163
PRT decommissioning asset	8	486	—
Inventory	—	55	55
Total impairments	$8	$1,103	$9,472

Financing Costs, Net
Financing costs incurred during the period comprised the following:

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Interest expense	$457	$464	$486
Amortization of deferred loan costs	9	8	11
Capitalized interest	(51)	(48)	(15)
Loss on extinguishment of debt	1	1	39
Interest income	(19)	(8)	(10)
Total Financing costs, net	$397	$417	$511
2017 vs. 2016  Net financing costs decreased $20 million from 2016. The decrease is primarily related to an increase of $11 million in interest income, an increase of $3 million in capitalized interest, and a decrease of $7 million in interest expense.
2016 vs. 2015  Net financing costs decreased $94 million from 2015. The decrease is primarily related to an increase of $33 million in capitalized interest, a decrease of $22 million in interest expense, and a $39 million loss on the early extinguishment of debt incurred in 2015.
Provision for Income Taxes
The 2017 income tax benefit totaled $585 million. During 2017, Apache’s effective tax rate was impacted primarily by the decrease in deferred taxes associated with its investments in foreign subsidiaries, gains on the sale of oil and gas properties, the increase in the Company’s valuation allowance, and a decrease in the U.S. corporate income tax rate causing a remeasurement of the Company’s deferred tax asset.
On December 22, 2017 the Tax Cuts and Jobs Act (the Act) was signed into law. In addition to reducing the U.S. corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, certain provisions in the Act move the U.S. away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations, establishing a participation exemption system for taxation of foreign income. The new law includes a transition rule to effect this participation exemption regime. As a result of the enacted legislation in the fourth quarter of 2017, the Company is required to include in its taxable income for the tax year ending December 31, 2017, its pro rata share of deferred income of each specified foreign corporation with respect to which the Company is a U.S. shareholder. In 2017, the Company recorded a provisional net deferred tax benefit of $822 million to reverse a previously recorded deferred tax liability for unrepatriated earnings and to account for the transition rule under the new law. In addition, and as a result of the decrease in the corporate income tax rate, the Company recorded a provisional $516 million deferred tax expense in 2017 related to the remeasurement of the Company’s December 31, 2017 deferred tax asset.
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

The 2015 income tax benefit from continuing operations totaled $1.0 billion. The 2015 effective tax rate reflects the tax benefit from $11.9 billion of asset impairments, the recognition of $2.1 billion of deferred tax assets related to foreign tax credit carryforwards, and an increase in valuation allowance against the Canadian region’s net deferred tax assets. Separately, the U.K. government enacted Finance Bill 2015, which provided income tax relief to E&P companies operating in the North Sea through a reduction of Supplementary Charge from 32 percent to 20 percent, effective January 1, 2015. As a result of the enacted legislation, in 2015, Apache recorded a deferred tax benefit of $414 million related to the remeasurement of the Company’s December 31, 2014 U.K. deferred income tax liability.
For additional information regarding income taxes, please refer to Note 8—Income Taxes in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Capital Resources and Liquidity
Operating cash flows are the Company’s primary source of liquidity. We may also elect to utilize available cash on hand, committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for all other liquidity and capital resource needs.
Apache’s operating cash flows, both in the short-term and the long-term, are impacted by highly volatile oil and natural gas prices, as well as costs and sales volumes. Significant changes in commodity prices impact Apache’s revenues, earnings and cash flows. These changes potentially impact Apache’s liquidity if costs do not trend with changes in commodity prices. Historically, costs have trended with commodity prices, albeit on a lag. Sales volumes also impact cash flows; however, they have a less volatile impact in the short-term.
Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of Apache’s drilling program and our ability to add reserves economically. Changes in commodity prices also impact estimated quantities of proved reserves. During 2017, the Company recognized positive reserve revisions of approximately 2 percent of its year-end 2016 estimated proved reserves as a result of higher prices.
Apache currently plans to invest $7.5 billion in its upstream oil and gas activities from 2018 to 2020, with just under $2.5 billion planned for 2018 and slight increases to annual capital spending through 2019 and 2020. Additionally, the Company anticipates investment of $1.0 billion in the midstream development of Alpine High over the next three years. This will include approximately $500 million in 2018, with the remainder split between 2019 and 2020. At current pricing, 2018 projected cash flow from operations are estimated to be cash flow neutral based on the upstream capital program, inclusive of the current company dividend of $380 million. Midstream development and infrastructure build-out will operate at a cash deficit. Any cash deficits for 2018 are anticipated to be funded through our existing cash balances; however, the Company continues discussions on strategic midstream monetization and value optimization that could significantly reduce, or even eliminate, the deficit. Additionally, to mitigate the downside risk of price volatility and protect our cash flow exposure related to infrastructure costs, the Company has entered into, throughout 2018, put option contracts, fixed price swaps, and option collars over a significant portion of projected crude oil and natural gas sales volumes.
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
For additional information, please see Part I, Items 1 and 2—Business and Properties and Part I, Item 1A—Risk Factors of this Annual Report on Form 10-K.

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the years presented:

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by continuing operating activities	$2,428	$2,453	$2,554
Proceeds from Australian divestitures	—	—	4,693
Proceeds from asset divestitures, net of cash divested	1,419	134	1,513
Other	—	148	59
	3,847	2,735	8,819
Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$2,582	$1,768	$4,441
Leasehold and property acquisitions	178	181	367
Net cash used by Australia discontinued operations	—	23	208
Commercial paper, credit facility and bank loan repayments, net	—	—	1,570
Payments on fixed-rate debt	70	181	939
Dividends paid	380	379	377
Distributions to noncontrolling interest	265	293	129
Other	81	—	—
	3,556	2,825	8,031
Increase (decrease) in cash and cash equivalents	$291	$(90)	$788

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.

Net Cash Provided by Continuing Operating Activities
Operating cash flows are the Company’s primary source of capital and liquidity and are impacted, both in the short-term and the long-term, by volatile oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, asset retirement obligation (ARO) accretion, exploratory dry hole expense, asset impairments, and deferred income tax expense.
Net cash provided by continuing operating activities for 2017 totaled $2.4 billion, down $25 million from 2016. The decrease is primarily a result of changes in working capital.
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

Asset Divestitures
During 2017, 2016, and 2015, Apache recorded proceeds from divestitures totaling $1.4 billion, $134 million, and $1.5 billion, respectively. For information regarding our acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.
Capital Expenditures
During 2017, 2016, and 2015, capital spending for exploration and development (E&D) activities totaled $2.1 billion, $1.6 billion, and $4.2 billion, respectively. Apache’s E&D capital spending was focused primarily in its North American onshore regions. Apache’s investment in gas gathering, transmission, and processing (GTP) facilities totaled $530 million, $158 million, and $233 million during 2017, 2016, and 2015, respectively. GTP expenditures in 2017 and 2016 primarily comprise investments in infrastructure for the Alpine High play.
Apache also completed leasehold and property acquisitions for cash totaling $178 million, $181 million, and $367 million in 2017, 2016, and 2015, respectively. Our acquisition investments continued to focus on adding new leasehold positions to our North American onshore portfolio.
Egypt Noncontrolling Interest
Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in Apache’s oil and gas business in Egypt. Apache made cash distributions totaling $265 million, $293 million, and $129 million to Sinopec in 2017, 2016, and 2015, respectively.
Dividends
The Company has paid cash dividends on its common stock for 53 consecutive years through 2017. Future dividend payments will depend on the Company’s level of earnings, financial requirements, and other relevant factors. Common stock dividends paid during 2017 totaled $380 million, compared with $379 million in 2016 and $377 million in 2015.
Liquidity

	At December 31,
	2017	2016
	(In millions)
Cash and cash equivalents	$1,668	$1,377
Total debt	8,484	8,544
Equity	8,791	7,679
Available committed borrowing capacity	3,500	3,500
Cash and Cash Equivalents
At December 31, 2017, Apache had $1.7 billion in cash and cash equivalents, of which approximately $494 million of cash and cash equivalents were held by foreign subsidiaries, and approximately $1.2 billion was held by Apache Corporation and U.S. subsidiaries. The cash held by foreign subsidiaries will not be subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt
At December 31, 2017, outstanding debt, which consisted of notes and debentures, totaled $8.5 billion. The Company has $550 million maturing in 2018, $150 million maturing in 2019, $493 million maturing in 2021, $814 million maturing in 2022, and the remaining maturing in years 2023 through 2096. At December 31, 2017, $150 million of 7.0% senior notes due February 1, 2018 and $400 million of 6.9% senior notes due September 15, 2018 are classified as current debt on the consolidated balance sheet. On February 1, 2018, Apache’s 7.0% notes in original principal amount of $150 million matured and were repaid.

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
Available Credit Facilities
In June 2015, the Company entered into a five-year revolving credit facility which matures in June 2020, subject to Apache’s two, one-year extension options. The facility provides for aggregate commitments of $3.5 billion (including a $750 million letter of credit subfacility), with rights to increase commitments up to an aggregate $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its commercial paper program. As of December 31, 2017, there were no borrowings under this credit facility, leaving aggregate available borrowing capacity at $3.5 billion.
At the Company’s option, the interest rate per annum for borrowings under the 2015 facility is either a base rate, as defined, plus a margin, or the London Inter-bank Offered Rate (LIBOR), plus a margin. The Company also pays quarterly a facility fee at a per annum rate on total commitments. The margins and the facility fee vary based upon the Company’s senior long-term debt rating. At December 31, 2017, the base rate margin was 0.075 percent, the LIBOR margin was 1.075 percent, and the facility fee was 0.175 percent.
The financial covenants of the 2015 credit facility require the Company to maintain an adjusted debt-to-capital ratio of not greater than 60 percent at the end of any fiscal quarter. For purposes of this calculation, capital excludes the effects of non-cash write-downs, impairments, and related charges occurring after June 30, 2015. At December 31, 2017, the Company’s debt-to-capital ratio as calculated under the credit facility was 31 percent.
The 2015 facility’s negative covenants restrict the ability of the Company and its subsidiaries to create liens securing debt on its hydrocarbon-related assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens, liens on subsidiary assets located outside of the United States and Canada, and liens arising as a matter of law, such as tax and mechanics’ liens. The Company also may incur liens on assets if debt secured thereby does not exceed 5 percent of the Company’s consolidated assets, or approximately $1.1 billion as of December 31, 2017. Negative covenants also restrict Apache’s ability to merge with another entity unless it is the surviving entity, dispose of substantially all of its assets, and guarantee debt of non-consolidated entities in excess of the stated threshold.
In February 2016, Apache entered into a letter of credit facility providing £900 million in commitments, and rights to increase commitments to £1.075 billion. The facility matures in February 2020 and is available for letters of credit denominated in pounds sterling, U.S. dollars, Canadian dollars, and any other foreign currency consented to by an issuing bank. The facility also is available for loans in pounds sterling, U.S. dollars, and Canadian dollars to cash collateralize letters of credit or obligations to provide letters of credit, in each case, to the extent letters of credit are unavailable under the facility. The facility’s representations and warranties, covenants, and events of default are substantially similar to those in Apache’s 2015 $3.5 billion revolving credit facility.
Commissions are payable on letters of credit outstanding under the 2016 facility at a per annum rate equal to a LIBOR margin. Borrowings bear interest per annum at a base rate or LIBOR, plus a margin. A facility fee at a per annum rate on aggregate commitments also is payable. Letter of credit commissions, the interest margin, and the facility fee vary depending on Apache’s senior unsecured long-term debt rating. At December 31, 2017, the LIBOR margin was 1.075 percent, the base rate margin was 0.075 percent, and the facility fee was 0.175 percent.

The 2016 facility is available for the Company’s letter of credit needs, particularly those which may arise in respect of abandonment obligations assumed in various North Sea acquisitions. As of December 31, 2017, three letters of credit aggregating approximately £129.1 million and no borrowings were outstanding under this facility.
There are no clauses in the 2015 $3.5 billion or 2016 £900 million credit facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The agreements for these facilities do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if the Company or any of its subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if the Company undergoes a specified change in control or any borrower has specified pension plan liabilities in excess of the stated threshold. The Company was in compliance with the terms of these credit facilities as of December 31, 2017.
There is no assurance that the financial condition of banks with lending commitments to the Company will not deteriorate. We closely monitor the ratings of the banks in our bank groups. Having large bank groups allows the Company to mitigate the potential impact of any bank’s failure to honor its lending commitment.
Commercial Paper Program
As of December 31, 2017, the Company has available a $3.5 billion commercial paper program which, subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under the Company’s 2015 $3.5 billion committed credit facility. If the Company is unable to issue commercial paper following a significant credit downgrade or dislocation in the market, the Company’s 2015 committed credit facility, which matures in 2020, is available as a 100 percent backstop. As of December 31, 2017, the Company had no borrowings under its commercial paper program.
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
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of December 31, 2017. For additional information regarding these obligations, please see Note 7—Debt and Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

Contractual Obligations(1)	Note Reference	Total	2018	2019-2020	2021-2022	2023 & Beyond
	(In millions)
On-Balance Sheet:
Debt, at face value	Note 7	$8,580	$550	$150	$1,307	$6,573
Interest payments	Note 7	8,147	432	787	736	6,192
Capital lease(2)	Note 9	41	1	3	3	34
Off-Balance Sheet:
Drilling rigs(3)	Note 9	85	20	65	—	—
Purchase obligations(4)	Note 9	1,275	183	296	214	582
Operating lease obligations(5)	Note 9	233	54	81	57	41
Total Contractual Obligations		$18,361	$1,240	$1,382	$2,317	$13,422

(1)
This table does not include the Company’s liability for dismantlement, abandonment, and restoration costs of oil and gas properties or pension or postretirement benefit obligations. For additional information regarding these liabilities, please see Notes 6 and 10, respectively, in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.

(2)
This represents our capital lease obligation related to our Midland, Texas office building. The imputed interest rate necessary to reduce the net minimum lease payments to present value of the lease term is 4.4 percent or $18 million as of December 31, 2017.

(3)
Payments associated with the drilling of exploratory wells and development wells net of amounts billed to partners will be capitalized as a component of oil and gas properties, and either depreciated, impaired, or written off as exploration expense.

(4)
Amounts represent any agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with take-or-pay contracts, NGL processing agreements, drilling work program commitments, and agreements to secure capacity rights on third-party pipelines. Includes amounts related to firm transportation capacity on the Gulf Coast Express Pipeline Project (GCX Project), expected to be in service in October 2019. Amounts exclude certain product purchase obligations related to marketing and trading activities for which there are no minimum purchase requirements or the amounts are not fixed or determinable.

(5)
Amounts include long-term lease payments for office space, aircraft, supply and standby vessels, land leases, and equipment related to exploration, development, and production activities. The Company expects to receive $1 million in sublease income associated with these leases.

Apache is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess settlements resulting from litigation. Apache’s management believes that it has adequately reserved for its contingent obligations, including approximately $4 million for environmental remediation and approximately $37 million for various contingent legal liabilities. For a detailed discussion of the Company’s environmental and legal contingencies, please see Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.
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
With respect to our retained oil and gas operations in the Gulf of Mexico, the Bureau of Ocean Energy Management (BOEM) has issued Notice to Lessees (NTL) No. 2016-N01 pertaining to the obligations of companies to provide supplemental assurances for performance with respect to plugging, abandonment, decommissioning, and site clearance obligations associated with wells, platforms, structures, and facilities located upon or used in connection with such companies’ oil and gas leases. Under this NTL, the Company will likely be required to provide additional security to BOEM with respect to plugging, abandonment, and decommissioning obligations relating to the Company’s current ownership interests in various Gulf of Mexico leases. We are working closely with the BOEM to make arrangements for the provision of such additional required security, if such security becomes necessary under the NTL. Additionally, we are not able to predict the effect that these changes might have on counterparties to which Apache has sold Gulf of Mexico assets. Such changes could cause the bonding obligations of such parties to increase substantially, thereby causing a significant impact on the counterparties’ solvency and ability to continue as a going concern.

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
When estimating the fair values of assets acquired and liabilities assumed, the Company must apply various assumptions. The most significant assumptions relate to the estimated fair values assigned to proved and unproved crude oil and natural gas properties. To estimate the fair values of these properties, the Company prepares estimates of crude oil and natural gas reserves as described above in “Reserve Estimates” of this Item 7. Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future.
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
Long-Lived Assets
Long-lived assets used in operations, including proved oil and gas properties, are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If there is an indication the carrying amount of an asset may not be recovered, the asset is assessed by management through an established process in which changes to significant assumptions such as prices, volumes, and future development plans are reviewed. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is assessed by management using the income approach.
Under the income approach, the fair value of each asset group is estimated based on the present value of expected future cash flows. The income approach is dependent on a number of factors including estimates of forecasted revenue and operating costs, proved reserves, the success of future exploration for and development of unproved reserves, discount rates, and other variables. Key assumptions used in developing a discounted cash flow model described above include estimated quantities of crude oil and natural gas reserves; estimates of market prices considering forward commodity price curves as of the measurement date; and estimates of operating, administrative, and capital costs adjusted for inflation. We discount the resulting future cash flows using a discount rate believed to be consistent with those applied by market participants.
To assess the reasonableness of our fair value estimate, when available we use a market approach to compare the fair value to similar assets. This requires management to make certain judgments about the selection of comparable assets, recent comparable asset transactions, and transaction premiums.

Although we base the fair value estimate of each asset group on assumptions we believe to be reasonable, those assumptions are inherently unpredictable and uncertain, and actual results could differ from the estimate. Negative revisions of estimated reserves quantities, increases in future cost estimates, divestiture of a significant component of the asset group, or sustained decreases in crude oil or natural gas prices could lead to a reduction in expected future cash flows and possibly an additional impairment of long-lived assets in future periods.
Over the past three years, the Company has experienced a substantial decline in commodity prices, which impacted our future development plans and operating cash flows. As such, we recorded impairments of certain proved oil and gas properties and gathering, transmission, and processing facilities in 2015 and 2016. For discussion of these impairments, see “Fair Value Measurements” of Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.
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
Goodwill
As of December 31, 2017, the Company’s consolidated balance sheet included $87 million of goodwill, all of which has been assigned to the Egypt reporting unit. Goodwill is assessed at least annually for impairment at the reporting unit level. We conduct a qualitative goodwill impairment assessment as of July 1 of each year, and whenever impairment indicators arise, by examining relevant events and circumstances that could have a negative impact on our goodwill such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, acquisitions and divestitures, and other relevant entity-specific events.
If it is necessary to determine the fair value of the reporting unit for impairment, we use a combination of the income approach and the market approach. Although we base the fair value estimate of the reporting unit on assumptions we believe to be reasonable, those assumptions are inherently unpredictable and uncertain, and actual results could differ from the estimate. In the event of a prolonged global recession, commodity prices may stay depressed or decline further, thereby causing the fair value of the reporting unit to decline, which could result in an impairment of goodwill.
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
The Company regularly assesses and, if required, establishes accruals for uncertain tax positions that could result from assessments of additional tax by taxing jurisdictions in countries where the Company operates. The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. These accruals for uncertain tax positions are subject to a significant amount of judgment and are reviewed and adjusted on a periodic basis in light of changing facts and circumstances considering the progress of ongoing tax audits, case law, and any new legislation. The Company believes that its accruals for uncertain tax positions are adequate in relation to the potential for any additional tax assessments.

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
Commodity Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather and political climate. The Company’s average crude oil realizations have increased 24 percent to $51.46 per barrel in 2017 from $41.63 per barrel in 2016. The Company’s average natural gas price realizations have increased 14 percent to $2.74 per Mcf in 2017 from $2.40 per Mcf in 2016. Based on average daily production for 2017, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $89 million, and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the year by approximately $35 million.
Apache periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of December 31, 2017, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $46 million. A 10 percent increase in gas prices would decrease the asset by approximately $44 million, while a 10 percent decrease in prices would increase the asset by approximately $44 million. As of December 31, 2017, the Company had open oil derivatives not designated as cash flow hedges in a liability position with a fair value of $86 million. A 10 percent increase in oil prices would increase the liability by approximately $66 million, while a 10 percent decrease in prices would decrease the liability by approximately $67 million. These fair value changes assume volatility based on prevailing market parameters at December 31, 2017. See Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K.
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

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when we re-measure our foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A 10 percent strengthening or weakening of the British pound against the U.S. dollar as of December 31, 2017, would result in a foreign currency net loss or gain, respectively, of approximately $4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item 8 are presented on pages F-1 through F-70 in Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The financial statements for the fiscal years ended December 31, 2017, 2016, and 2015, included in this report, have been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We made no changes in internal controls over financial reporting during the quarter ending December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ending December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions “Nominees for Election as Directors,” “Continuing Directors,” “Executive Officers of the Company,” and “Securities Ownership and Principal Holders” in the proxy statement relating to the Company’s 2018 annual meeting of shareholders (the Proxy Statement) is incorporated herein by reference.
Code of Business Conduct
Pursuant to Rule 303A.10 of the NYSE and Rule 4350(n) of the NASDAQ, we are required to adopt a code of business conduct and ethics for our directors, officers, and employees. In February 2004, the Board of Directors adopted the Code of Business Conduct and Ethics (Code of Conduct), and revised it in September 2017. The revised Code of Conduct also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access the Company’s Code of Conduct on the Governance page of the Company’s website at www.apachecorp.com. Any shareholder who so requests may obtain a printed copy of the Code of Conduct by submitting a request to the Company’s corporate secretary at the address on the cover of this Form 10-K. Changes in and waivers to the Code of Conduct for the Company’s directors, chief executive officer and certain senior financial officers will be posted on the Company’s website within five business days and maintained for at least 12 months. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

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

Dated: February 22, 2018
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

Name	Title	Date
/s/ John J. Christmann IV John J. Christmann IV	Director, Chief Executive Officer, and President (principal executive officer)	February 22, 2018
/s/ Stephen J. Riney Stephen J. Riney	Executive Vice President and Chief Financial Officer (principal financial officer)	February 22, 2018
/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer, and Controller (principal accounting officer)	February 22, 2018
/s/ Annell R. Bay Annell R. Bay	Director	February 22, 2018
/s/ Chansoo Joung Chansoo Joung	Director	February 22, 2018
/s/ Rene R. Joyce Rene R. Joyce	Director	February 22, 2018
/s/ George D. Lawrence George D. Lawrence	Director	February 22, 2018
/s/ John E. Lowe John E. Lowe	Director, Non-Executive Chairman of the Board	February 22, 2018
/s/ William C. Montgomery William C. Montgomery	Director	February 22, 2018
/s/ Amy H. Nelson Amy H. Nelson	Director	February 22, 2018
/s/ Rodman D. Patton Rodman D. Patton	Director	February 22, 2018
/s/ Daniel W. Rabun Daniel W. Rabun	Director	February 22, 2018
/s/ Peter A. Ragauss Peter A. Ragauss	Director	February 22, 2018

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.
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
Executive Vice President and Chief Financial Officer
(principal financial officer)

/s/ Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer and Controller
(principal accounting officer)
Houston, Texas
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Apache Corporation:
Opinion on Internal Control over Financial Reporting
We have audited Apache Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apache Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017 and 2016, the related statements of consolidated operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP
Houston, Texas
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Apache Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Apache Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related statements of consolidated operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2002.
Houston, Texas
February 22, 2018

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues:
Oil revenues	$4,598	$4,172	$5,107
Natural gas revenues	959	967	1,176
Natural gas liquids revenues	330	228	227
	5,887	5,367	6,510
Derivative instrument gains (losses), net	(135)	—	—
Other	44	(34)	98
Gain on divestiture	627	21	281
	6,423	5,354	6,889
OPERATING EXPENSES:
Lease operating expenses	1,400	1,494	1,854
Gathering and transportation	179	200	211
Taxes other than income	151	126	282
Exploration	549	473	2,771
General and administrative	395	410	380
Transaction, reorganization, and separation	16	39	132
Depreciation, depletion, and amortization:
Oil and gas property and equipment	2,136	2,460	2,976
Other assets	144	158	324
Asset retirement obligation accretion	130	156	145
Impairments	8	1,103	9,472
Financing costs, net	397	417	511
	5,505	7,036	19,058
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	918	(1,682)	(12,169)
Current income tax provision	595	391	435
Deferred income tax benefit	(1,180)	(833)	(1,445)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	1,503	(1,240)	(11,159)
Net income (loss) from discontinued operations, net of tax	—	(33)	492
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	1,503	(1,273)	(10,667)
Net income (loss) attributable to noncontrolling interest	199	132	(315)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,304	$(1,405)	$(10,352)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income (loss) from continuing operations attributable to common shareholders	$1,304	$(1,372)	$(10,844)
Net income (loss) from discontinued operations	—	(33)	492
Net income (loss) attributable to common shareholders	$1,304	$(1,405)	$(10,352)
NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) from continuing operations per share	$3.42	$(3.62)	$(28.70)
Basic net income (loss) from discontinued operations per share	—	(0.09)	1.30
Basic net income (loss) per share	$3.42	$(3.71)	$(27.40)
DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Diluted net income (loss) from continuing operations per share	$3.41	$(3.62)	$(28.70)
Diluted net income (loss) from discontinued operations per share	—	(0.09)	1.30
Diluted net income (loss) per share	$3.41	$(3.71)	$(27.40)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	381	379	378
Diluted	383	379	378
DIVIDENDS DECLARED PER COMMON SHARE	$1.00	$1.00	$1.00
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	$1,503	$(1,273)	$(10,667)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension and postretirement benefit plan, net of tax	7	7	(3)
Currency translation adjustment	109	—	—
	116	7	(3)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	1,619	(1,266)	(10,670)
Comprehensive income (loss) attributable to noncontrolling interest	199	132	(315)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,420	$(1,398)	$(10,355)
 The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$1,503	$(1,273)	$(10,667)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	—	33	(492)
Unrealized derivative instrument losses, net	59	—	—
Gain on divestitures	(627)	(21)	(281)
Exploratory dry hole expense and unproved leasehold impairments	429	353	2,595
Depreciation, depletion, and amortization	2,280	2,618	3,300
Asset retirement obligation accretion	130	156	145
Impairments	8	1,103	9,472
Benefit from deferred income taxes	(1,180)	(833)	(1,445)
Other	146	164	7
Changes in operating assets and liabilities:
Receivables	(270)	126	663
Inventories	32	(27)	21
Drilling advances	(128)	91	138
Deferred charges and other	(58)	115	(345)
Accounts payable	63	(63)	(489)
Accrued expenses	4	(9)	(156)
Deferred credits and noncurrent liabilities	37	(80)	88
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	2,428	2,453	2,554
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	—	(23)	113
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,428	2,430	2,667
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(2,052)	(1,610)	(4,208)
Additions to gas gathering, transmission, and processing facilities	(530)	(158)	(233)
Leasehold and property acquisitions	(178)	(181)	(367)
Proceeds from sale of Kitimat LNG	—	—	854
Proceeds from sale of Yara Pilbara	—	—	391
Proceeds from sale of Canadian assets, net of cash divested	661	—	—
Proceeds from sale of oil and gas properties, other	758	134	268
Other, net	(75)	155	6
NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(1,416)	(1,660)	(3,289)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	4,372
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,416)	(1,660)	1,083
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper, credit facilities and bank notes, net	—	—	(1,570)
Payments on fixed-rate debt	(70)	(181)	(939)
Distributions to noncontrolling interest	(265)	(293)	(129)
Dividends paid	(380)	(379)	(377)
Other	(6)	(7)	53
NET CASH USED IN FINANCING ACTIVITIES	(721)	(860)	(2,962)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	291	(90)	788
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,377	1,467	679
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,668	$1,377	$1,467
SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$405	$413	$461
Income taxes paid, net of refunds	516	305	573
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2017	2016
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,668	$1,377
Receivables, net of allowance	1,345	1,128
Inventories	368	476
Drilling advances	207	81
Prepaid assets and other	137	179
	3,725	3,241
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	39,197	42,693
Unproved properties and properties under development	1,783	1,969
Gathering, transmission, and processing facilities	1,376	976
Other	1,046	1,111
	43,402	46,749
Less: Accumulated depreciation, depletion, and amortization	(25,643)	(27,882)
	17,759	18,867
OTHER ASSETS:
Deferred charges and other	438	411
	$21,922	$22,519
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$641	$585
Current debt	550	—
Other current liabilities (Note 5)	1,373	1,258
	2,564	1,843
LONG-TERM DEBT	7,934	8,544
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	545	1,710
Asset retirement obligation	1,792	2,432
Other	296	311
	2,633	4,453
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 414,125,879 and 412,612,102 shares issued, respectively	259	258
Paid-in capital	12,128	12,364
Accumulated deficit	(2,088)	(3,385)
Treasury stock, at cost, 33,171,015 and 33,172,426 shares, respectively	(2,887)	(2,887)
Accumulated other comprehensive income (loss)	4	(112)
APACHE SHAREHOLDERS’ EQUITY	7,416	6,238
Noncontrolling interest	1,375	1,441
TOTAL EQUITY	8,791	7,679
	$21,922	$22,519
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APACHE SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2014	$256	$12,590	$8,655	$(2,890)	$(116)	$18,495	$2,046	$20,541
Net loss	—	—	(10,352)	—	—	(10,352)	(315)	(10,667)
Distributions to noncontrolling interest	—	—	—	—	—	—	(129)	(129)
Pension & Postretirement benefit plans, net of tax	—	—	—	—	(3)	(3)	—	(3)
Common dividends ($1.00 per share)	—	(95)	(283)	—	—	(378)	—	(378)
Common stock activity, net	1	(15)	—	—	—	(14)	—	(14)
Treasury stock activity, net	—	(1)	—	1	—	—	—	—
Compensation expense	—	140	—	—	—	140	—	140
BALANCE AT DECEMBER 31, 2015	$257	$12,619	$(1,980)	$(2,889)	$(119)	$7,888	$1,602	$9,490
Net income (loss)	—	—	(1,405)	—	—	(1,405)	132	(1,273)
Distributions to noncontrolling interest	—	—	—	—	—	—	(293)	(293)
Pension & Postretirement benefit plans, net of tax	—	—	—	—	7	7	—	7
Common dividends ($1.00 per share)	—	(379)	—	—	—	(379)	—	(379)
Common stock activity, net	1	(39)	—	—	—	(38)	—	(38)
Treasury stock activity, net	—	(1)	—	2	—	1	—	1
Compensation expense	—	164	—	—	—	164	—	164
BALANCE AT DECEMBER 31, 2016	$258	$12,364	$(3,385)	$(2,887)	$(112)	$6,238	$1,441	$7,679
Net income	—	—	1,304	—	—	1,304	199	1,503
Distributions to noncontrolling interest	—	—	—	—	—	—	(265)	(265)
Pension & Postretirement benefit plans, net of tax	—	—	—	—	7	7	—	7
Common dividends ($1.00 per share)	—	(381)	—	—	—	(381)	—	(381)
Common stock activity, net	1	(40)	—	—	—	(39)	—	(39)
Compensation expense	—	174	—	—	—	174	—	174
Other	—	11	(7)	—	109	113	—	113
BALANCE AT DECEMBER 31, 2017	$259	$12,128	$(2,088)	$(2,887)	$4	$7,416	$1,375	$8,791
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. The Company has exploration and production operations in three geographic areas: the United States (U.S.), Egypt, and offshore the U.K. in the North Sea (North Sea). Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity.
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting policies used by Apache and its subsidiaries reflect industry practices and conform to accounting principles generally accepted in the U.S. (GAAP). The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation. During the second quarter of 2015, Apache completed the sale of its Australian LNG business and oil and gas assets. Results of operations and cash flows for the divested Australia assets are reflected as discontinued operations in the Company’s financial statements for all periods presented. Significant accounting policies are discussed below.
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
Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Apache evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the fair value determination of acquired assets and liabilities (see Note 2—Acquisitions and Divestitures), the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom (see Note 15—Supplemental Oil and Gas Disclosures), the assessment of asset retirement obligations (see Note 6—Asset Retirement Obligation), the estimates of fair value for long-lived assets and goodwill (see “Fair Value Measurements,” “Property and Equipment,” and “Goodwill” sections in this Note 1 below), and the estimate of income taxes (see Note 8—Income Taxes).

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
Recurring fair value measurements are presented in further detail in Note 4—Derivative Instruments and Hedging Activities, Note 7—Debt, and Note 10—Retirement and Deferred Compensation Plans.
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. For the year ended December 31, 2017, the Company recorded asset impairments totaling $8 million in connection with fair value assessments.
In 2016, the U.K. government enacted Finance Bill 2016, providing tax relief to exploration and production (E&P) companies operating in the U.K. North Sea. Under the enacted legislation, the U.K. Petroleum Revenue Tax (PRT) rate was reduced to zero from the previously enacted 35 percent rate in effect from January 1, 2016. PRT expense ceased prospectively from that date. During 2017, the Company fully impaired the aggregate remaining value of the recoverable PRT decommissioning asset of $8 million that would have been realized from future abandonment activities. The recoverable value of the PRT decommissioning asset was estimated using the income approach. The expected future cash flows used in the determination were based on anticipated spending and timing of planned future abandonment activities for applicable fields, considering all available information at the date of review. Apache has classified this fair value measurement as Level 3 in the fair value hierarchy.
For the year ended December 31, 2016, the Company recorded asset impairments totaling $1.1 billion in connection with fair value assessments in the current low commodity price environment. Impairments totaling $427 million and $135 million were recorded for proved properties and gathering, transmission, and processing (GTP) facilities, respectively, which were written down to their fair values. These impairments are discussed in further detail below in “Property and Equipment.” Also in 2016, the Company recorded $486 million for the impairment of the recoverable value of the PRT decommissioning asset and $55 million for inventory write-downs.
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
Restricted Cash and Cash Equivalents
In November 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach, with early adoption permitted. The Company adopted ASU 2016-18 in the third quarter of 2017, and it did not have an impact on the Company’s consolidated financial statements. As of December 31, 2017, and 2016, the Company had no restricted cash.
The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2017 and 2016, Apache had $1.7 billion and $1.4 billion, respectively, of cash and cash equivalents.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the historical carrying amount net of write-offs and an allowance for doubtful accounts. The carrying amount of Apache’s accounts receivable approximates fair value because of the short-term nature of the instruments. The Company routinely assesses the collectability of all material trade and other receivables. Many of Apache’s receivables are from joint interest owners on properties Apache operates. The Company may have the ability to withhold future revenue disbursements to recover any non-payment of these joint interest billings. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2017, 2016, and 2015, the Company had an allowance for doubtful accounts of $84 million, $93 million, and $103 million, respectively.
The following table describes changes to the Company’s allowance for doubtful accounts for 2017, 2016, and 2015:

	2017	2016	2015
	(In millions)
Allowance for doubtful accounts at beginning of year	$93	$103	$98
Additional provisions for the year	4	14	40
Uncollectible accounts written off net of recoveries	(13)	(24)	(35)
Allowance for doubtful accounts at end of year	$84	$93	$103
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
Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized. Depreciation of the cost of proved oil and gas properties is calculated using the unit-of-production (UOP) method. The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

by the carrying value of those reserves. The reserve base used to calculate depreciation for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate the depreciation for capitalized costs for exploratory and development wells is the sum of proved developed reserves only. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are included in the depreciable cost.
Oil and gas properties are grouped for depreciation in accordance with ASC 932 “Extractive Activities—Oil and Gas.” The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.
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
The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved property and equipment for 2017, 2016, and 2015:

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Oil and Gas Property:
Proved	$—	$427	$7,389
Unproved	246	272	2,462
Proved properties impaired had aggregate fair values as of the most recent date of impairment of $306 million and $3.9 billion for 2016 and 2015, respectively.
On the statement of consolidated operations, unproved impairments are recorded in exploration expense, and proved impairments are recorded in impairments.
Gains and losses on significant divestitures are recognized in the statement of consolidated operations. See Note 2—Acquisitions and Divestitures for more detail.
Gathering, Transmission, and Processing Facilities
GTP facilities totaled $1.4 billion and $976 million at December 31, 2017 and 2016, respectively, with accumulated depreciation for these assets totaling $194 million and $130 million for the respective periods. GTP facilities are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimation of useful life takes into consideration anticipated production lives from the fields serviced by the GTP assets, whether Apache-operated or third party, as well as potential development plans by Apache for undeveloped acreage within or in close proximity to those fields.
The Company assesses the carrying amount of its GTP facilities whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the carrying amount of these facilities is more than the sum of the undiscounted cash flows, an impairment loss is recognized for the excess of the carrying value over its fair value. During 2017, the Company recorded no impairments on GTP assets. During 2016, the Company recorded impairments of $135 million on certain GTP assets in the North Sea, which were written down to their fair values of $142 million. During 2015, the Company recorded impairments of $1.7 billion on certain GTP assets, including $1.1 billion in Egypt, $555 million in Canada, and $103 million in the U.S., which were written down to their fair values of $306 million in aggregate. The fair values of the impaired assets were determined using a combination of the income approach and the market approach. The income approach considers internal estimates of future

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

throughput volumes, processing rates, and costs. These assumptions were applied to develop future cash flow projections that were then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. Apache has classified these non-recurring fair value measurements as Level 3 in the fair value hierarchy.
The costs of GTP facilities retired or otherwise disposed of and associated accumulated depreciation are removed from Apache’s consolidated financial statements, and the resulting gain or loss is reflected in “Gain on divestitures” under “Revenues and Other” in the Company’s statement of consolidated operations. During 2017, Apache recorded a gain totaling $6 million associated with the Company’s divestiture of its 30.28 percent interest in the Scottish Area Gas Evacuation system (SAGE) and its 60.56 percent interest in the Beryl pipeline in the North Sea. For more information regarding this transaction, please refer to Note 2—Acquisitions and Divestitures. No gain or loss on the sales of GTP facilities was recognized during 2016. During 2015, Apache recorded a gain on the sale of GTP facilities totaling $59 million associated with the Company’s divestitures of certain Permian Basin assets.
Other Property and Equipment
Other property and equipment includes computer software and equipment, buildings, vehicles, furniture and fixtures, land, and other equipment. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Accumulated depreciation for these assets totaled $739 million and $780 million at December 31, 2017 and 2016, respectively.
Asset Retirement Costs and Obligations
The initial estimated asset retirement obligation related to property and equipment and subsequent revisions are recorded as a liability at fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the consolidated balance sheet. Revisions in estimated liabilities can result from changes in estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of an asset’s retirement. Asset retirement costs are depreciated using a systematic and rational method similar to that used for the associated property and equipment. Accretion expense on the liability is recognized over the estimated productive life of the related assets.
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
Goodwill
Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed, and it is recorded in “Deferred charges and other” in the Company’s consolidated balance sheet. The Company assesses the carrying amount of goodwill by testing for impairment annually and when impairment indicators arise. The impairment test requires allocating goodwill and all other assets and liabilities to assigned reporting units. As of December 31, 2017, Apache assesses each country as a reporting unit, with Egypt being the only reporting unit to have associated goodwill. The fair value of the reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then goodwill is written down to the implied fair value of the goodwill through a charge to expense.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In order to determine the fair value of the reporting unit, the Company uses a combination of the income approach and the market approach. The income approach considers management views on current operating measures as well as assumptions pertaining to market forces in the oil and gas industry, such as future production, future commodity prices, and costs. These assumptions are applied to develop future cash flow projections that are then discounted to estimate fair value, using a discount rate similar to those used by the Company in the valuation of acquisitions and divestitures. To assess the reasonableness of its fair value estimate, the Company uses a market approach to compare the fair value to similar businesses whose securities are actively traded in the public market. This requires management to make certain judgments about the selection of comparable companies, recent comparable asset transactions, and transaction premiums. Associated market multiples are applied to various financial metrics of the reporting unit to estimate fair value. Apache has classified this reporting unit estimation as a non-recurring Level 3 fair value measurement.
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
The following presents the changes to goodwill for the years ended 2017, 2016, and 2015:

	Egypt	North Sea	Total
	(In millions)
Goodwill at December 31, 2014	$87	$163	$250
Impairments	—	(163)	(163)
Goodwill at December 31, 2015	87	—	87
Impairments	—	—	—
Goodwill at December 31, 2016	87	—	87
Impairments	—	—	—
Goodwill at December 31, 2017	$87	$—	$87
Reductions in estimated net present value of expected future cash flows from oil and gas properties resulted in implied fair values below the carrying values of Apache’s North Sea reporting unit. This goodwill impairment has been recorded in “Impairments” in the Company’s statement of consolidated operations.
Accounts Payable
Included in accounts payable at December 31, 2017 and 2016, are liabilities of approximately $76 million and $86 million, respectively, representing the amount by which checks issued but not presented to the Company’s banks for collection exceeded balances in applicable bank accounts.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Apache markets its own North American natural gas production. Since the Company’s production fluctuates because of operational issues, it is occasionally necessary to purchase third-party oil and gas to fulfill sales obligations and commitments. The costs of third-party oil and gas purchases totaled $254 million, $159 million, and $105 million, for 2017, 2016, and 2015, respectively, which offset the related sales proceeds recorded as “Other” under “Revenues and Other” in the statement of consolidated operations.
The Company’s Egyptian operations are conducted pursuant to production sharing contracts under which contractor partners pay all operating and capital costs for exploring and developing the concessions. A percentage of the production, generally up to 40 percent, is available to contractor partners to recover these operating and capital costs over contractually defined periods. Cost recovery is reflected in revenue. The balance of the production is split among the contractor partners and the Egyptian General Petroleum Corporation on a contractually defined basis.
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
Apache records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting are reported in current-period income as “Derivative instrument gains (losses), net” under “Revenues and Other” in the statement of consolidated operations. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred in other comprehensive income. For more information, please refer to Note 4—Derivative Instruments and Hedging Activities.
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
Foreign currency transaction gains and losses related to current taxes payable and deferred tax assets and liabilities are recorded as components of the provision for income taxes. For further discussion, please refer to Note 8—Income Taxes. All other foreign currency transaction gains and losses are reflected in “Other” under “Revenues and Other” in the statement of consolidated operations. The Company’s other foreign currency gains and losses netted to losses of $11 million, $25 million, and $11 million in 2017, 2016, and 2015, respectively.
Insurance Coverage
The Company recognizes an insurance receivable when collection of the receivable is deemed probable. Any recognition of an insurance receivable is recorded by crediting and offsetting the original charge. Any differential arising between insurance recoveries and insurance receivables is recorded as a capitalized cost or as an expense, consistent with its original treatment.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings Per Share
The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects potential dilution, using the treasury stock method, which assumes that options were exercised and restricted stock was fully vested.
Stock-Based Compensation
The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718, “Compensation—Stock Compensation.” The Company grants various types of stock-based awards including stock options, nonvested restricted stock units, and performance-based awards. Stock compensation awards granted are valued on the date of grant and are expensed over the required service period. These plans and related accounting policies are defined and described more fully in Note 11—Capital Stock.
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
New Pronouncements Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses.” The standard changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not expect to adopt the guidance early. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is evaluating the new guidance and does not believe this standard will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, and the Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Early adoption is permitted; however, the Company does not intend to early adopt. In the normal course of business, the Company enters into various lease agreements for real estate, aircraft, and equipment related to its exploration and development activities that are currently accounted for as operating leases. At this time, the Company cannot reasonably estimate the financial impact this will have on its consolidated financial statements; however, the Company believes adoption and implementation of this ASU will significantly impact its balance sheet, resulting in an increase in both assets and liabilities relating to its leasing activities. As part of the assessment to date, the

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company has formed an implementation work team, developed a project plan, educated departments affected by the standard, and continues to evaluate contracts to determine the impact this ASU will have on its consolidated financial statements.
In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a joint revenue recognition standard, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard removes inconsistencies in existing standards, changes the way companies recognize revenue from contracts with customers, and increases disclosure requirements. The codification was amended through additional ASUs and, as amended, requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the new standard on January 1, 2018, utilizing the modified retrospective approach. Adoption of this ASU is not expected to have a material impact on net earnings. Certain items netted in revenue prior to adoption are recorded to expense based on the requirements of the new ASU. The Company developed an accounting policy, implemented changes to the relevant business processes and the control activities within them, and continues to evaluate the disclosure requirements as a result of the provisions of this ASU.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
In August of 2017, Apache completed the sale of its remaining Canadian operations for aggregate cash proceeds of approximately $478 million. The Company recognized a $74 million gain upon closing of these transactions in the third quarter of 2017. A summary of the Company’s Canadian assets and liabilities at the time of close is detailed below:

(In millions)
ASSETS
Cash	$46
Other current assets	64
Property, plant & equipment	1,132
Total Assets	$1,242
LIABILITIES
Current liabilities, excluding asset retirement obligation	$120
Asset retirement obligation	780
Other long-term liabilities	46
Total Liabilities	$946
The net carrying value of the assets disposed included a currency translation loss of $109 million, which was recorded in “Accumulated other comprehensive income (loss)” on the Company’s consolidated balance sheet at December 31, 2016. The currency translation loss was recognized as a reduction of the net gain on sale during the third quarter of 2017 upon closing of the transactions.
Apache’s Canadian operations recorded pretax losses of $141 million, $684 million, and $2.0 billion for the years ended 2017, 2016, and 2015, respectively.
U.S. Divestitures
During 2017, Apache completed the sale of certain non-core assets, primarily leasehold acreage in the Permian and Midcontinent/Gulf Coast regions, in multiple transactions for cash proceeds of $798 million, subject to customary closing adjustments. Refundable deposits totaling $40 million were received in the fourth quarter of 2016 in connection with certain of these transactions and were recorded in “Other current liabilities” on the consolidated balance sheet as of December 31, 2016. In the first quarter of 2017, Apache completed these transactions, and the liabilities related to the refundable deposits were released. The Company recognized gains of approximately $599 million during 2017 in connection with these transactions.
North Sea GTP Divestiture
During the fourth quarter of 2016, Apache entered into an agreement to sell its 30.28 percent interest in the SAGE gas plant and its 60.56 percent interest in the Beryl pipeline in the North Sea to Ancala Midstream Acquisitions Limited. A refundable deposit of $134 million was received in the fourth quarter of 2016 in connection with this transaction and was recorded in “Other current liabilities” on the consolidated balance sheet as of December 31, 2016. In November 2017, Apache completed the sale, and the liability related to the refundable deposit was released. No additional proceeds were received, and the Company recognized a $6 million gain upon closing of this transaction.
Leasehold and Property Acquisitions
Apache completed $188 million of leasehold and property acquisitions during 2017, primarily in its North America onshore regions.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2016 Activity
Leasehold and Property Acquisitions
Apache completed $181 million of leasehold and property acquisitions during 2016, primarily in its North America onshore regions.
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

Canada LNG Project Divestiture
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Revenues and other from discontinued operations	$—	$—	$288

Impairment on Woodside sale	$—	$—	$(49)
Loss on Woodside sale	—	(23)	—
Loss on Consortium sale	—	—	(139)
Income from divested Australian operations	—	—	28
Loss from Argentina divestiture	—	(10)	—
Income tax benefit	—	—	652
Income (loss) from discontinued operations, net of tax	$—	$(33)	$492
Leasehold and Property Acquisitions
Apache completed $367 million of leasehold and property acquisitions during 2015, primarily in its North America onshore regions.
Divestiture of Other Oil and Gas Properties
Apache recorded $268 million of proceeds from the divestiture of other oil and gas properties during 2015. An associated $135 million of gain was recorded in 2015.
Transaction, Reorganization, and Separation
Apache recorded $16 million, $39 million, and $132 million of expenses during 2017, 2016, and 2015, respectively, primarily related to company reorganization, including separation costs, investment banking fees and other associated costs. The charges for 2017 include $11 million for consulting fees related to divestitures and $5 million related to employee separation, consolidation of office space, and other reorganization efforts.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.   CAPITALIZED EXPLORATORY WELL COSTS
The following summarizes the changes in capitalized exploratory well costs for each of the last three years ended December 31, 2017, 2016, and 2015. Additions pending the determination of proved reserves excludes amounts capitalized and subsequently charged to expense within the same year.

	2017	2016	2015
	(In millions)
Balance at January 1	$264	$245	$849
Additions pending determination of proved reserves	477	249	382
Divestitures and other	(3)	—	(557)
Reclassifications to proved properties	(373)	(211)	(369)
Charged to exploration expense	(15)	(19)	(60)
Balance at December 31(1)	$350	$264	$245

(1)	Includes $2 million of assets related to the Canada divestiture at December 31, 2015.
The following provides an aging of capitalized exploratory well costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

	2017	2016	2015
	(In millions)
Exploratory well costs capitalized for a period of one year or less	$160	$119	$184
Exploratory well costs capitalized for a period greater than one year	190	145	61
Balance at December 31	$350	$264	$245

Number of projects with exploratory well costs capitalized for a period greater than one year	4	3	2
The following summarizes a further aging by geographic area of those exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling at December 31, 2017:

				2014 and
	Total	2016	2015	Prior

North Sea	$160	$47	$53	$60
Other International	30	—	28	2
	$190	$47	$81	$62
Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether reserves can be attributed to these projects.
Suspended exploratory well costs capitalized at December 31, 2017 for a period greater than one year since the completion of drilling primarily relate to the Seagull, Corona, and Storr discoveries in the North Sea. The Seagull joint venture partnership has selected the host facility and expects to complete the field development plan in late 2018 and achieve the final investment decision by 2019. The suspended exploratory well costs related to the Corona discovery are pending development plan approval. In December 2016, the Company submitted the full field development plan to the Oil and Gas Authority in the U.K. which has been conditionally approved and awaits the U.K. Business, Energy and Industrial Strategy environmental approvals expected by the second quarter of 2018. The final investment decision will be approved in 2018. Storr was a more recent discovery in the North Sea and development plans are actively being evaluated to bring forth a Storr field development plan during 2018 with final investment decision expected to take place in 2019.
The remaining capitalized well costs in excess of one year relate to exploratory drilling in Suriname. Well costs have been suspended pending ongoing activities, including analysis of well results and geologic and geophysical studies of nearby blocks. Remaining activities required to classify the associated reserves as proved include additional exploratory and appraisal drilling,

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

geologic and geophysical studies, reservoir modeling and simulation, economic modeling, pre-development studies, approval of development plans, and project sanctioning.
4.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of December 31, 2017, Apache had derivative positions with 14 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
Derivative Instruments
As of December 31, 2017, Apache had the following open crude oil derivative positions:

		Put Options(1)(2)
Production Period	Settlement Index	Mbbls	Weighted Average Strike Price
January—December 2018	Dated Brent	3,650	$50.00

(1)	The remaining unamortized premium paid as of December 31, 2017, was $9 million.

(2)
Subsequent to December 31, 2017, the Company entered into put option contracts settling against NYMEX WTI totaling 5,520 Mbbls with a strike price of $53.00 for the second half of 2018 and Dated Brent totaling 5,520 Mbbls with a strike price of $58.00 for the second half of 2018. Apache paid total premiums of $9 million and $11 million for the NYMEX WTI and Dated Brent put contracts, respectively.

		Fixed-Price Swaps		Collars			Call Options(3)
Production Period	Settlement Index	Mbbls	Weighted Average Fixed Price	Mbbls	Weighted Average Floor Price	Weighted Average Ceiling Price	Mbbls	Strike Price
January—June 2018	NYMEX WTI	2,715	$51.23	2,715	$45.00	$56.45	—	—
January—June 2018	Dated Brent	2,172	$54.57	2,172	$50.00	$58.77	—	—
January—December 2018	NYMEX WTI	—	—	6,753	$45.00	$57.00	6,753	$60.03

(3)	The remaining unamortized premium paid as of December 31, 2017, was $10 million.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2017, Apache had the following open natural gas derivative positions:

		Fixed-Price Swaps
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Fixed Price
January—March 2018	NYMEX Henry Hub	13,500	$3.39
January—June 2018	NYMEX Henry Hub	22,625	$3.17
April—June 2018	NYMEX Henry Hub	16,835	$2.92
July—December 2018	NYMEX Henry Hub	33,580	$2.96
As of December 31, 2017, Apache had the following open natural gas financial basis swap contracts:

Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential
January—March 2018	NYMEX Henry Hub/Waha	9,450	$(0.43)
July—December 2018	NYMEX Henry Hub/Waha	33,120	$(0.53)
October—December 2018	NYMEX Henry Hub/Waha	1,380	$(0.51)
January—March 2019	NYMEX Henry Hub/Waha	1,350	$(0.54)
January—June 2019	NYMEX Henry Hub/Waha	32,580	$(0.53)
January—December 2019	NYMEX Henry Hub/Waha	14,600	$(0.45)
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
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
December 31, 2017
Assets:
Commodity Derivative Instruments	$—	$67	$—	$67	$(43)	$24
Liabilities:
Commodity Derivative Instruments	—	107	—	107	(43)	64
December 31, 2016
Assets:
Commodity Derivative Instruments	$—	$—	$—	$—	$—	$—
Liabilities:
Commodity Derivative Instruments	—	—	—	—	—	—

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	December 31, 2017	December 31, 2016
	(In millions)
Current Assets: Prepaid assets and other	$8	$—
Other Assets: Deferred charges and other	16	—
Total Assets	$24	$—

Current Liabilities: Other current liabilities	$64	$—
Total Liabilities	$64	$—

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Realized gain (loss):
Derivative settlements, realized gain	$24	$—	$—
Amortization of put premium, realized loss	(100)	—	—
Unrealized loss	(59)	—	—
Derivative instrument gain (losses), net	$(135)	$—	$—
Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations is reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument losses, net” in “Adjustments to reconcile net income (loss) to net cash provided by operating activities.”
5.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In millions)
Accrued operating expenses	$72	$110
Accrued exploration and development	802	463
Accrued compensation and benefits	115	201
Accrued interest	145	145
Accrued income taxes	55	22
Current asset retirement obligation	43	66
Refundable deposits	—	174
Other	141	77
Total Other current liabilities	$1,373	$1,258

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the years ended December 31, 2017 and 2016:

	2017	2016
	(In millions)
Asset retirement obligation at beginning of year	$2,498	$2,598
Liabilities incurred	58	41
Liabilities divested	(818)	(7)
Liabilities settled	(45)	(57)
Accretion expense	130	156
Revisions in estimated liabilities	12	(233)
Asset retirement obligation at end of year	1,835	2,498
Less current portion	(43)	(66)
Asset retirement obligation, long-term	$1,792	$2,432
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

During 2017 and 2016, the Company recorded $58 million and $41 million, respectively, in abandonment liabilities resulting from Apache’s exploration and development capital program. Liabilities divested primarily relate to Canada. Liabilities settled primarily relate to individual properties, platforms, and facilities plugged and abandoned during the period. During 2017, approximately $12 million of abandonment costs were revised upward to reflect changes in estimates of timing and costs in the U.S. and North Sea. During 2016, approximately $233 million of abandonment costs were revised downward, primarily in the North Sea.
7.    DEBT
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
In November 2016, the Company initiated a program to purchase in the open market up to $250 million in aggregate principal amount of senior notes issued under its indentures. In the fourth quarter of 2016, Apache purchased and canceled $181 million aggregate principal amount of its senior notes through open market repurchases for $182 million in cash, including accrued interest and $0.5 million of premium. These repurchases resulted in a $1 million net loss on extinguishment of debt, which is included in “Financing costs, net” in Apache’s consolidated statement of operations. The net loss includes an acceleration of related discount and deferred financing costs.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2017, Apache Corporation assumed the obligations of Apache Finance Canada Corporation (AFCC) in respect of $300 million 7.75% notes due in 2029 which AFCC issued and the Company guaranteed pursuant to the governing indenture. The assumption was permitted by the indenture and effected pursuant to a supplemental indenture thereto. As a result of the assumption, the Company is the obligor under the notes and indenture, and AFCC is released from its obligations thereunder. The $300 million 7.75% notes historically have been included in the Company’s long-term debt; accordingly, the assumption did not change the Company’s long-term debt or total debt.

The following table presents the carrying value of the Company’s debt at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In millions)
Commercial paper	$—	$—
6.9% notes due 2018(1)	400	400
7.0% notes due 2018(2)	150	150
7.625% notes due 2019	150	150
3.625% notes due 2021(1)	493	493
3.25% notes due 2022(1)	814	857
2.625% notes due 2023(1)	528	528
7.7% notes due 2026	100	100
7.95% notes due 2026	180	180
7.75% notes due 2029(3)	300	300
6.0% notes due 2037(1)	1,000	1,000
5.1% notes due 2040(1)	1,499	1,499
5.25% notes due 2042(1)	500	500
4.75% notes due 2043(1)	1,413	1,413
4.25% notes due 2044(1)	753	780
7.375% debentures due 2047	150	150
7.625% debentures due 2096	150	150
Debt before unamortized discount and deferred loan costs	8,580	8,650
Unamortized discount	(47)	(50)
Deferred loan costs	(49)	(56)
Total debt	8,484	8,544
Current maturities	(550)	—
Long-term debt	$7,934	$8,544

(1)	These notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium. The remaining notes and debentures are not redeemable.

(2)	On February 1, 2018, Apache’s 7.0% notes due 2018 in original principal amount of $150 million matured and were repaid.

(3)
Assumed in August 2017 as permitted by terms of these notes originally issued by a subsidiary and guaranteed by Apache. Since these notes historically have been included in Apache’s long-term debt, the assumption did not change Apache’s long-term debt or total debt.

Debt maturities as of December 31, 2017, excluding discounts and deferred loan costs, are as follows:

(In millions)
2018	$550
2019	150
2020	—
2021	493
2022	814
Thereafter	6,573
Total Debt, excluding discounts and deferred loan costs	$8,580

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value
Apache’s debt is recorded at the carrying amount, net of unamortized discount and deferred loan costs, on the Company’s consolidated balance sheet. The carrying amount, if any, of the Company’s commercial paper and uncommitted credit facilities and overdraft lines approximate fair value because the interest rates are variable and reflective of market rates. Apache uses a market approach to determine the fair value of its fixed-rate debt using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Commercial paper	$—	$—	$—	$—
Notes and debentures	8,484	9,244	8,544	9,183
Total Debt	$8,484	$9,244	$8,544	$9,183
Money Market and Overdraft Lines of Credit
The Company has certain uncommitted money market and overdraft lines of credit that are used from time to time for working capital purposes. As of December 31, 2017 and 2016, there were no outstanding balances on Apache’s lines of credit.
Unsecured Committed Bank Credit Facilities

In June 2015, the Company entered into a five-year revolving credit facility which matures in June 2020, subject to Apache’s two, one-year extension options. The facility provides for aggregate commitments of $3.5 billion (including a $750 million letter of credit subfacility), with rights to increase commitments up to an aggregate $4.5 billion. Proceeds from borrowings may be used for general corporate purposes. Apache’s available borrowing capacity under this facility supports its commercial paper program. As of December 31, 2017, there were no borrowings under this credit facility, leaving aggregate available borrowing capacity at $3.5 billion.
At the Company’s option, the interest rate per annum for borrowings under the 2015 facility is either a base rate, as defined, plus a margin or the London Inter-bank Offered Rate (LIBOR), plus a margin. The Company also pays quarterly a facility fee at a per annum rate on total commitments. The margins and the facility fee vary based upon the Company’s senior long-term debt rating. At December 31, 2017, the base rate margin was 0.075 percent, the LIBOR margin was 1.075 percent, and the facility fee was 0.175 percent.
The financial covenants of the 2015 credit facility require the Company to maintain an adjusted debt-to-capital ratio of not greater than 60 percent at the end of any fiscal quarter. For purposes of this calculation, capital excludes the effects of non-cash write-downs, impairments, and related charges occurring after June 30, 2015.
The 2015 facility’s negative covenants restrict the ability of the Company and its subsidiaries to create liens securing debt on its hydrocarbon-related assets, with exceptions for liens typically arising in the oil and gas industry, purchase money liens, liens on subsidiary assets located outside of the United States and Canada, and liens arising as a matter of law, such as tax and mechanics’ liens. The Company also may incur liens on assets if debt secured thereby does not exceed 5 percent of the Company’s consolidated assets, or approximately $1.1 billion as of December 31, 2017. Negative covenants also restrict Apache’s ability to merge with another entity unless it is the surviving entity, dispose of substantially all of its assets, and guarantee debt of non-consolidated entities in excess of the stated threshold.
In February 2016, Apache entered into a letter of credit facility providing £900 million in commitments and rights to increase commitments to £1.075 billion. The facility matures in February 2020 and is available for letters of credit denominated in pounds sterling, U.S. Dollars, Canadian Dollars, and any other foreign currency consented to by an issuing bank. The facility also is available for loans in pounds sterling, U.S. Dollars, and Canadian Dollars to cash collateralize letters of credit or obligations to provide letters of credit, in each case, to the extent letters of credit are unavailable under the facility. The facility’s representations and warranties, covenants, and events of default are substantially similar to those in Apache’s 2015 $3.5 billion revolving credit facility.
Commissions are payable on letters of credit outstanding under the 2016 facility at a per annum rate equal to a LIBOR margin. Borrowings bear interest per annum at a base rate or LIBOR, plus a margin. A facility fee at a per annum rate on aggregate commitments also is payable. Letter of credit commissions, the interest margin, and the facility fee vary depending on Apache’s

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

senior unsecured long-term debt rating. At December 31, 2017, the LIBOR margin was 1.075 percent, the base rate margin was 0.075 percent, and the facility fee was 0.175 percent.
The 2016 facility is available for the Company’s letter of credit needs, particularly those which may arise in respect of abandonment obligations assumed in various North Sea acquisitions. As of December 31, 2017, three letters of credit aggregating approximately £129.1 million and no borrowings were outstanding under this facility.
There are no clauses in the 2015 $3.5 billion or 2016 £900 million credit facilities that permit the lenders to accelerate payments or refuse to lend based on unspecified material adverse changes. The agreements for these facilities do not have drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. However, the agreements allow the lenders to accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches, and if the Company or any of its subsidiaries defaults on other indebtedness in excess of the stated threshold, is insolvent, or has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold. Lenders may also accelerate payment maturity and terminate lending and issuance commitments if the Company undergoes a specified change in control or any borrower has specified pension plan liabilities in excess of the stated threshold. The Company was in compliance with the terms of these credit facilities as of December 31, 2017.
Commercial Paper Program
The Company has available a $3.5 billion commercial paper program which, subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. The commercial paper program is fully supported by available borrowing capacity under the Company’s 2015 committed credit facility. At December 31, 2017 and 2016, the Company had no commercial paper outstanding.
Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Interest expense	$457	$464	$486
Amortization of deferred loan costs	9	8	11
Capitalized interest	(51)	(48)	(15)
Loss on extinguishment of debt	1	1	39
Interest income	(19)	(8)	(10)
Financing costs, net	$397	$417	$511

As of December 31, 2017, the Company has $47 million of debt discounts, which will be charged to interest expense over the life of the related debt issuances. Discount amortization of $3 million was recorded as interest expense in each of 2017, 2016, and 2015.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. INCOME TAXES
Income (loss) from continuing operations before income taxes is composed of the following:

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
U.S.	$(3,620)	$(997)	$(9,386)
Foreign	4,538	(685)	(2,783)
Total	$918	$(1,682)	$(12,169)
The total income tax provision (benefit) from continuing operations consists of the following:

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Current income taxes:
Federal	$(38)	$(14)	$363
State	(8)	(30)	41
Foreign	641	435	31
	595	391	435
Deferred income taxes:
Federal	(1,010)	(257)	(1,123)
State	—	—	(51)
Foreign	(170)	(576)	(271)
	(1,180)	(833)	(1,445)
Total	$(585)	$(442)	$(1,010)

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total income tax provision (benefit) differs from the amounts computed by applying the U.S. statutory income tax rate to income (loss) before income taxes. A reconciliation of the tax on the Company’s income (loss) from continuing operations before income taxes and total tax expense is shown below:

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Income tax expense (benefit) at U.S. statutory rate	$321	$(589)	$(4,259)
State income tax, less federal effect(1)	(6)	(19)	(7)
Taxes related to foreign operations	(105)	303	(662)
Tax credits	(33)	(1)	(6)
Tax on distributed foreign earnings	—	80	726
Tax on deemed repatriation of foreign earnings	419	—	—
Foreign tax credits	(201)	(136)	(2,090)
Deferred tax on undistributed foreign earnings	(1,872)	(31)	1,903
Tax impact of goodwill adjustments	—	—	82
Change in U.K. tax rate	—	(238)	(414)
Change in U.S. tax rate	516	—	—
Net change in tax contingencies	(1)	(19)	20
Canadian USD functional currency election	—	158	—
Sale of Canadian assets	279	—	—
Sale of North Sea GTP assets	(48)	—	—
Valuation allowances(1)	161	10	3,746
All other, net	(15)	40	(49)
	$(585)	$(442)	$(1,010)

(1)	The change in state valuation allowance is included as a component of state income tax.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The net deferred income tax liability reflects the net tax impact of temporary differences between the asset and liability amounts carried on the balance sheet under GAAP and amounts utilized for income tax purposes. The net deferred income tax liability consists of the following:

	December 31,
	2017	2016
	(In millions)
Deferred tax assets:
Deferred income	$13	$105
U.S. and state net operating losses	1,230	1,095
Capital losses	620	—
Foreign net operating losses	6	1,424
Tax credits and other tax incentives	28	62
Foreign tax credits	2,427	2,226
Accrued expenses and liabilities	110	153
Asset retirement obligation	629	875
Property and equipment	—	1,189
Other	42	—
Total deferred tax assets	5,105	7,129
Valuation allowance	(3,816)	(5,401)
Net deferred tax assets	1,289	1,728
Deferred tax liabilities:
Investment in foreign subsidiaries	—	1,872
Equity investments	18	23
Property and equipment	1,798	1,533
Other	—	5
Total deferred tax liabilities	1,816	3,433
Net deferred income tax liability	$527	$1,705

Net deferred tax assets and liabilities are included in the consolidated balance sheet as follows:

	December 31,
	2017	2016
	(In millions)
Assets:
Deferred charges and other	$18	$5
Liabilities:
Deferred income taxes	545	1,710
Net deferred income tax liability	$527	$1,705
On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. In addition to reducing the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, certain provisions in the Act move the U.S. away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations, establishing a participation exemption system for taxation of foreign income. The new law includes a transition rule to effect this participation exemption regime. As a result of the enacted legislation, taxpayers are required to include in taxable income for the tax year ending December 31, 2017, the pro rata share of deferred income of each specified foreign corporation with respect to which the taxpayer is a U.S. shareholder. In 2017, the Company recorded a provisional net deferred tax benefit of $822 million to reverse a previously recorded deferred tax liability for unrepatriated earnings and to account for the transition rule under the new law.
In addition and as a result of the decrease in the corporate income tax rate, the Company recorded a provisional $516 million deferred tax expense in 2017 related to the remeasurement of the Company’s December 31, 2017 deferred tax asset.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company continues to assess other provisions of the Act including, among other items, the interaction between the deemed repatriation of foreign earnings and 2017 net operating losses as well as the applicability of new taxes on certain future foreign earnings. Provisional amounts for the income tax effects of the Act have been recorded as of December 31, 2017 and are subject to change during 2018.
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
In 2017, 2016, and 2015, the Company’s valuation allowance decreased by $1.6 billion, decreased by $33 million, and increased by $3.9 billion, respectively, as detailed in the table below:

	2017	2016	2015
	(In millions)
Balance at beginning of year	$5,401	$5,434	$1,564
State(1)	139	(43)	151
U.S.	905	139	2,159
Foreign(2)	(2,629)	(129)	1,560
Balance at end of year	$3,816	$5,401	$5,434

(1)	Reported as a component of state income taxes.

(2)
In 2017, the Company completed the sale of its Canadian assets. As such, except for capital losses incurred on the sale, the deferred tax assets, liabilities, and valuation allowance related to these assets were removed for 2017. In 2015, Apache's subsidiaries completed the sale of its interest in the Kitimat LNG project. As such, the deferred tax assets, liabilities, and valuation allowance related to the project were removed for 2015.

On December 31, 2017, the Company had net operating losses as follows:

	Amount	Expiration
	(In millions)
Net operating losses:
U.S.	$4,037	2018 - 2038
State	5,301	Various
The Company has a U.S. net operating loss carryforward of $4.0 billion, which includes $197 million of net operating loss subject to annual limitation under Section 382 of the Internal Revenue Code. The Company also has a U.S. capital loss carryforward of $1.8 billion, which has a five year carryover period and a Canadian capital loss carryforward of $836 million which has an indefinite carryover. The Company has recorded a full valuation allowance against the U.S. net operating losses, the state net operating losses, the U.S. capital loss and the Canadian capital loss because it is probable that these attributes will not be realized.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 31, 2017, the Company had foreign tax credits as follows:

	Amount	Expiration
	(In millions)
Foreign tax credits	$2,427	2025-2026
The Company has a $2.4 billion U.S. foreign tax credit carryforward. The Company has recorded a full valuation allowance against the U.S. foreign tax credits listed above because it is probable that these attributes will expire unutilized.
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

	2017	2016	2015
	(In millions)
Balance at beginning of year	$15	$19	$—
Additions based on tax positions related to the current year	12	15	19
Reductions for tax positions of prior years	(1)	(19)	—
Balance at end of year	$26	$15	$19
The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Each quarter the Company assesses the amounts provided for and, as a result, may increase or reduce the amount of interest and penalties. During the years ended December 31, 2017 and 2016, the Company recorded no tax expense for interest and penalties. During the year ended December 31, 2015, the Company recorded tax expense of $1 million for interest and penalties. At December 31, 2017 and 2016, the Company had no accrued liability for interest and penalties. At December 31, 2015, the Company had an accrued liability for interest and penalties of $1 million.
In 2017, 2016 and 2015, the Company recorded an $11 million net increase, $4 million net reduction, and a $19 million increase in its reserve for uncertain tax positions, respectively. In April 2017, the Internal Revenue Service (IRS) began their audit of the Company’s 2014 income tax year.
Apache and its subsidiaries are subject to U.S. federal income tax as well as income tax in various states and foreign jurisdictions. The Company’s uncertain tax positions are related to tax years that may be subject to examination by the relevant taxing authority. Apache’s earliest open tax years in its key jurisdictions are as follows:
Jurisdiction

U.S.	2012
Egypt	1998
U.K.	2016

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Louisiana Restoration
Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including Apache, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to its original condition, regardless of the value of the underlying property. From time to time restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material, except as noted. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While an adverse judgment against Apache is possible, Apache intends to actively defend these lawsuits and claims.
On July 24, 2013, a lawsuit captioned Board of Commissioners of the Southeast Louisiana Flood Protection Authority – East v. Tennessee Gas Pipeline Company et al., Case No. 2013-6911 was filed in the Civil District Court for the Parish of Orleans, State of Louisiana, in which plaintiff on behalf of itself and as the board governing the levee districts of Orleans, Lake Borgne Basin, and East Jefferson alleged that Louisiana coastal lands have been damaged as a result of oil and gas industry activity, including a network of canals for access and pipelines. The defendants removed the case from state court to federal court and, on February 13, 2015, the federal court entered judgment in favor of defendants dismissing all of plaintiff’s claims with prejudice. Plaintiff appealed the lower court’s dismissal to the 5th Circuit Court of Appeals and additionally challenged the defendants’ right to remove the case to federal court. On March 3, 2017, the 5th Circuit Court of Appeals affirmed the propriety of federal jurisdiction based in part on Apache’s argument that plaintiff’s state-based claims required a resolution of substantial questions of federal law and also affirmed the dismissal of the action. The Plaintiff filed a Petition for a Writ of Certiorari with the United States Supreme Court and that Petition was denied.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs allege damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. Apache believes that plaintiffs’ claims lack merit, and further that plaintiffs’ alleged damages are grossly inflated. Apache will vigorously oppose the claims.

Escheat Audits
In September 2010, the State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property) (Delaware), notified Apache Corporation that Delaware’s consultant, Kelmar Associates, would examine Apache’s books and records and those of its subsidiaries and related entities to determine compliance with Delaware Escheat Laws. Delaware has notified the Company that its audit is complete and the matter has been resolved for an amount that is not material to the Company.

Australian Operations Divestiture Dispute
By a Sale and Purchase Agreement dated April 9, 2015 (SPA), the Company and its subsidiaries divested their remaining Australian operations to Quadrant Energy Pty Ltd (Quadrant). Closing occurred on June 5, 2015. In April 2017, Apache filed suit against Quadrant for breach of the SPA. In its suit, Apache seeks approximately $80 million. In December 2017, Quadrant filed a defense of equitable set-off to Apache’s claim and a counterclaim seeking approximately $200 million in the aggregate. The Company believes that Quadrant’s claims lack merit and will not have a material adverse effect on the Company’s financial position, results of operation, or liquidity.

California Litigation
On July 17, 2017, in three separate actions, San Mateo County, California, Marin County, California, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the state of California against over 30 oil, gas, and coal companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. On December 20, 2017, in two separate actions, the City of Santa Cruz and Santa Cruz County and in a separate action on January 22, 2018, the City of Richmond, filed similar lawsuits against many of the same defendants. Apache believes that the claims made against it are baseless and intends to vigorously defend these lawsuits.

Environmental Matters
The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state, local, and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
As of December 31, 2017, the Company had an undiscounted reserve for environmental remediation of approximately $4 million. Apache is not aware of any environmental claims existing as of December 31, 2017 that have not been provided for or would otherwise have a material impact on its financial position or results of operations. There can be no assurance however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
ACL, a former subsidiary of the Company, previously reported produced water spills in a remote area of the Bellow Field and a hydrogen sulfide and oil emulsion leak in the Zama area. The Company sold ACL in a transaction that was completed in the third quarter of 2017. The Canadian environmental litigation and liabilities remained with ACL and are now the responsibility of the acquirer.
Contractual Obligations
At December 31, 2017, contractual obligations for long-term operating leases, capital leases, and purchase obligations are as follows:

Net Minimum Commitments	Total	2018	2019-2020	2021-2022	2023 & Beyond
	(In millions)
Drilling rigs(1)	$85	$20	$65	$—	$—
Purchase obligations(2)	1,275	183	296	214	582
Operating lease obligations(3)	233	54	81	57	41
Capital lease obligations(4)	$41	$1	$3	$3	$34
Total Net Minimum Commitments(5)	$1,634	$258	$445	$274	$657

(1)
Payments associated with the drilling of exploratory wells and development wells net of amounts billed to partners will be capitalized as a component of oil and gas properties, and either depreciated, impaired, or written off as exploration expense.

(2)
Amounts represent any agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with take-or-pay contracts, NGL processing agreements, drilling work program commitments, and agreements to secure capacity rights on third-party pipelines. Includes amounts related to firm transportation capacity on the Gulf Coast Express Pipeline Project (GCX Project), expected to be in service in October 2019. Amounts exclude certain product purchase obligations related to marketing and trading activities for which there are no minimum purchase requirements or the amounts are not fixed or determinable.

(3)
Amounts include long-term lease payments for office space, aircraft, supply and standby vessels, land leases, and equipment related to exploration, development, and production activities. The Company expects to receive $1 million in sublease income associated with these leases.

(4)
This represents our capital lease obligation related to our Midland, Texas office building. The imputed interest rate necessary to reduce the net minimum lease payments to present value of the lease term is 4.4 percent or $18 million as of December 31, 2017.

(5)	Excludes purchase commitments for jointly owned fields and facilities for which the Company is not the operator.
The table above includes leases for buildings, facilities, and related equipment with varying expiration dates through 2042. Total rent expense, net of amounts capitalized and sublease income, for continuing operations was $82 million, $59 million, and $57 million for 2017, 2016, and 2015, respectively. Costs incurred under take-or-pay and throughput obligations were $134 million, $86 million, and $92 million for 2017, 2016, and 2015, respectively.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    RETIREMENT AND DEFERRED COMPENSATION PLANS
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
Vesting in the Company’s contributions in the 401(k) savings plan, the money purchase retirement plan, the non-qualified retirement savings plan and the non-qualified restorative retirement savings plan occurs at the rate of 20 percent for every completed year of employment. Upon a change in control of ownership of Apache Corporation, immediate and full vesting occurs.
Additionally, Apache North Sea Limited maintains a separate retirement plan, as required under the laws of the U.K.
The aggregate annual cost to Apache of all U.S. and international savings plans, the money purchase retirement plan, non-qualified retirement/savings plan, and non-qualified restorative retirement savings plan was $55 million, $52 million, and $59 million for 2017, 2016, and 2015, respectively.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth the benefit obligation, fair value of plan assets and funded status as of December 31, 2017, 2016, and 2015, and the underlying weighted average actuarial assumptions used for the U.K. Pension Plan and U.S. postretirement benefit plan. Apache uses a measurement date of December 31 for its pension and postretirement benefit plans.

	2017		2016		2015
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)
Change in Projected Benefit Obligation
Projected benefit obligation beginning of year	$202	$26	$202	$26	$216	$22
Service cost	4	2	4	2	5	2
Interest cost	6	1	7	1	8	1
Foreign currency exchange rate changes	20	—	(39)	—	(10)	—
Actuarial losses (gains)	(4)	1	32	(2)	(10)	—
Effect of curtailment and settlements	—	—	—	—	—	2
Benefits paid	(12)	(4)	(4)	(3)	(7)	(2)
Retiree contributions	—	1	—	2	—	1
Projected benefit obligation at end of year	216	27	202	26	202	26
Change in Plan Assets
Fair value of plan assets at beginning of year	206	—	197	—	206	—
Actual return on plan assets	17	—	46	—	1	—
Foreign currency exchange rates	22	—	(39)	—	(10)	—
Employer contributions	5	3	6	1	7	1
Benefits paid	(12)	(4)	(4)	(3)	(7)	(2)
Retiree contributions	—	1	—	2	—	1
Fair value of plan assets at end of year	238	—	206	—	197	—
Funded status at end of year	$22	$(27)	$4	$(26)	$(5)	$(26)
Amounts recognized in Consolidated Balance Sheet
Current liability	$—	$(2)	$—	$(2)	$—	$(2)
Non-current asset (liability)	22	(25)	4	(24)	(5)	(24)
	$22	$(27)	$4	$(26)	$(5)	$(26)
Pre-tax Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Accumulated gain (loss)	$(11)	$8	$(25)	$9	$(32)	$9

Weighted Average Assumptions used as of December 31
Discount rate	2.60%	3.44%	2.70%	3.76%	3.90%	3.95%
Salary increases	4.70%	N/A	4.80%	N/A	4.60%	N/A
Expected return on assets	2.90%	N/A	3.40%	N/A	4.10%	N/A
Healthcare cost trend
Initial	N/A	6.75%	N/A	7.00%	N/A	7.00%
Ultimate in 2025	N/A	5.00%	N/A	5.00%	N/A	5.00%

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2017, 2016, and 2015, the accumulated benefit obligation for the U.K. Pension Plan was $193 million, $181 million, and $169 million, respectively.
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

	Target Allocation	Percentage of Plan Assets at Year-End
	2017	2017	2016
Asset Category
Equity securities:
U.K. quoted equities	—	—	14%
Overseas quoted equities	26%	26%	26%
Total equity securities	26%	26%	40%
Debt securities:
U.K. Government bonds	59%	58%	47%
U.K. corporate bonds	15%	14%	12%
Debt securities	74%	72%	59%
Cash	—	2%	1%
Total	100%	100%	100%

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The plan’s assets do not include any direct ownership of equity or debt securities of Apache. The fair value of plan assets is based upon unadjusted quoted prices for identical instruments in active markets, which is a Level 1 fair value measurement. The following tables present the fair values of plan assets for each major asset category based on the nature and significant concentration of risks in plan assets at December 31, 2017 and December 31, 2016:

	Fair Value Measurements Using:
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Fair Value
	(In millions)
December 31, 2017
Equity securities:
Overseas quoted equities(1)	$61	$—	$—	$61
Total equity securities	61	—	—	61
Debt securities:
U.K. Government bonds(2)	138	—	—	138
U.K. corporate bonds(3)	33	—	—	33
Total debt securities	171	—	—	171
Cash	6	—	—	6
Fair value of plan assets	$238	$—	$—	$238
December 31, 2016
Equity securities:
U.K. quoted equities(4)	$28	$—	$—	$28
Overseas quoted equities(1)	54	—	—	54
Total equity securities	82	—	—	82
Debt securities:
U.K. Government bonds(2)	97	—	—	97
U.K. corporate bonds(3)	25	—	—	25
Total debt securities	122	—	—	122
Cash	2	—	—	2
Fair value of plan assets	$206	$—	$—	$206

(1)
This category includes overseas equities, which comprises 20 percent passive global equities benchmarked against the MSCI World (NDR) Index, 25 percent passive global equities (hedged) benchmarked against the MSCI World (NDR) Hedged Index, 20 percent fundamental indexation global equities benchmarked against the FTSE RAFI Developed 1000 index, 25 percent fundamental indexation global equities (hedged) benchmarked against the FTSE RAFI Developed 1000 Hedge Index, and 10 percent emerging markets benchmarked against the MSCI Emerging Markets (NDR) Index, which has a performance target of 2 percent per annum over the benchmark over a rolling three-year period.

(2)
This category includes U.K. Government bonds, which comprises 47 percent index-linked gilts benchmarked against the FTSE Actuaries Government Securities Index-Linked Over 5 Years Index, 38 percent sterling nominal LDI bonds, and 15 percent sterling inflation linked LDI bonds, both benchmarked against ILIM Custom Benchmark index.

(3)	This category comprises U.K. corporate bonds benchmarked against the BofAML Sterling Corporate & Collaterlised (excluding Subordinated) Index.

(4)	This category comprises U.K. passive equities, which are benchmarked against the FTSE 350 Index.

The expected long-term rate of return on assets assumptions are derived relative to the yield on long-dated fixed-interest bonds issued by the U.K. government (gilts). For equities, outperformance relative to gilts is assumed to be 3.5 percent per year.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth the components of the net periodic cost and the underlying weighted average actuarial assumptions used for the pension and postretirement benefit plans as of December 31, 2017, 2016, and 2015:

	2017		2016		2015
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)
Components of Net Periodic Benefit Cost
Service cost	$4	$2	$4	$2	$5	$2
Interest cost	6	1	7	1	8	1
Expected return on assets	(8)	—	(7)	—	(8)	—
Amortization of actuarial (gain) loss	—	(1)	1	(1)	2	—
Net periodic benefit cost	$2	$2	$5	$2	$7	$3
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	2.70%	3.76%	3.90%	3.95%	3.70%	3.62%
Salary increases	4.80%	N/A	4.60%	N/A	4.60%	N/A
Expected return on assets	3.40%	N/A	4.10%	N/A	3.90%	N/A
Healthcare cost trend
Initial	N/A	7.00%	N/A	7.00%	N/A	7.00%
Ultimate in 2025	N/A	5.00%	N/A	5.00%	N/A	5.00%
Assumed health care cost trend rates affect amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Postretirement Benefits
	1% Increase	1% Decrease
	(In millions)
Effect on service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	5	(4)
Apache expects to contribute approximately $6 million to its pension plan and $2 million to its postretirement benefit plan in 2018. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(In millions)
2018	$3	$2
2019	3	2
2020	4	2
2021	4	2
2022	4	2
Years 2023-2027	21	8

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    CAPITAL STOCK
Common Stock Outstanding
A summary of the shares issued and outstanding for the years ended December 31, 2017, 2016, and 2015 is presented in the table below.

	2017	2016	2015
Balance, beginning of year	379,439,676	378,034,175	376,504,892
Shares issued for stock-based compensation plans:
Treasury shares issued	1,411	11,504	17,525
Common shares issued	1,513,777	1,393,997	1,511,758
Balance, end of year	380,954,864	379,439,676	378,034,175
Net Income (Loss) per Common Share
A reconciliation of the components of basic and diluted net income (loss) per common share for the years ended December 31, 2017, 2016, and 2015 is presented in the table below.

	2017			2016			2015
	Income	Shares	Per Share	Loss	Shares	Per Share	Income (Loss)	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) from continuing operations	$1,304	381	$3.42	$(1,372)	379	$(3.62)	$(10,844)	378	$(28.70)
Income (loss) from discontinued operations	—	381	—	(33)	379	(0.09)	492	378	1.30
Income (loss) attributable to common stock	$1,304	381	$3.42	$(1,405)	379	$(3.71)	$(10,352)	378	$(27.40)
Effect of Dilutive Securities:
Stock options and other	$—	2	$(0.01)	$—	—	$—	$—	—	$—
Diluted:
Income (loss) from continuing operations	$1,304	383	$3.41	$(1,372)	379	$(3.62)	$(10,844)	378	$(28.70)
Income (loss) from discontinued operations	—	383	—	(33)	379	(0.09)	492	378	1.30
Income (loss) attributable to common stock	$1,304	383	$3.41	$(1,405)	379	$(3.71)	$(10,352)	378	$(27.40)
The diluted EPS calculation excludes options and restricted shares that were anti-dilutive totaling 7.3 million, 4.7 million, and 7.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Stock Repurchase Program
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through December 31, 2017, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company is not obligated to acquire any specific number of shares and has not purchased any shares during 2017.
Common Stock Dividend
For each of the years ended December 31, 2017, 2016, and 2015, the Company paid common stock dividends of $1.00 per share.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Compensation Plans
The Company has several stock-based compensation plans, which include stock options, restricted stock, and conditional restricted stock unit plans. On May 12, 2016, the Company’s shareholders approved the 2016 Omnibus Compensation Plan (the 2016 Plan), which is intended to provide eligible employees with equity-based incentives. The 2016 Plan provides for the granting of Incentive Stock Options, Non-Qualified Stock Options, Performance Awards, Restricted Stock Awards, Restricted Stock Units, Stock Appreciation Rights, Cash Awards, or any combination of the foregoing. A total of 16.9 million shares were authorized and available for grant under the 2016 Plan as of December 31, 2017. Previously approved plans remain in effect solely for the purpose of governing grants still outstanding that were issued prior to approval of the 2016 Plan. All new grants are issued from the 2016 Plan.
For 2017, 2016, and 2015, stock-based compensation expensed was $142 million, $131 million, and $100 million, respectively. Costs related to the plans are capitalized or expensed based on the nature of each employee’s activities. A description of the Company’s stock-based compensation plans and related costs follows:

	2017	2016	2015
	(In millions)
Stock-based compensation expensed	$142	$131	$100
Stock-based compensation capitalized	41	40	53
Total stock-based compensation costs	$183	$171	$153
Stock Options
As of December 31, 2017, the Company had issued options to purchase shares of the Company’s common stock under the 2007 Omnibus Equity Compensation Plan, the 2011 Omnibus Equity Compensation Plan (2011 Plan), and the 2016 Plan (together, the Omnibus Plans). New shares of Company stock will be issued for employee stock option exercises. Under the Omnibus Plans, the exercise price of each option equals the closing price of Apache’s common stock on the date of grant. Options issued prior to 2016 generally become exercisable ratably over a four-year period and expire 10 years after granted. Options granted in or after 2016 become exercisable ratably over a three-year period and expire 10 years after granted. The Omnibus Plans were submitted to and approved by the Company’s shareholders.

A summary of stock options issued and outstanding under the Omnibus Plans is presented in the table and narrative below:

	2017
	Shares Under Option	Weighted Average Exercise Price
	(In thousands)
Outstanding, beginning of year	5,113	$84.89
Granted	490	63.25
Exercised	(15)	41.24
Forfeited or expired	(995)	82.03
Outstanding, end of year(1)	4,593	83.37
Expected to vest(2)	947	51.83
Exercisable, end of year(3)	3,646	91.56

(1)	As of December 31, 2017, options outstanding had a weighted average remaining contractual life of 4.7 years and aggregate intrinsic value of $0.7 million.

(2)	As of December 31, 2017, options expected to vest had a weighted average remaining contractual life of 8.5 years and aggregate intrinsic value of $0.5 million.

(3)	As of December 31, 2017, options exercisable had a weighted average remaining contractual life of 3.7 years and aggregate intrinsic value of $0.2 million.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2017	2016	2015
Expected volatility	34.58%	32.72%	N/A
Expected dividend yields	1.58%	2.42%	N/A
Expected term (in years)	6	6	N/A
Risk-free rate	2.02%	1.44%	N/A
Weighted-average grant-date fair value	$19.38	$10.38	N/A
The intrinsic values of options exercised during 2017 and 2015 were approximately $0.2 million and $3 million, respectively. There were no options exercised during 2016. As of December 31, 2017, the total compensation cost related to non-vested options not yet recognized was $8 million, which will be recognized over the remaining vesting period of the options.
In January 2018, the Company issued 760,904 options to purchase shares of the Company’s common stock to eligible employees under the 2016 Plan, at an average fair value of $13.15 per share. The total compensation cost of $10 million is estimated to be recognized over a three-year vesting period of these options.
Restricted Stock and Restricted Stock Units
The Company has restricted stock and restricted stock unit plans for eligible employees including officers. The programs created under the Omnibus Plans have been approved by Apache’s Board of Directors. In 2017, the Company awarded 1,947,506 restricted stock units at a weighted-average per-share market price of $62.74. In 2016 and 2015, the Company awarded 4,049,023 and 2,976,562 restricted stock units at a weighted-average per-share market price of $47.37 and $61.65, respectively. The value of the stock issued was established by the market price on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2017, 2016, and 2015, $108 million, $113 million, and $90 million, respectively, were charged to expense. In 2017, 2016, and 2015, $35 million, $35 million, and $48 million were capitalized, respectively. As of December 31, 2017, there was $158 million of total unrecognized compensation cost related to 4,919,681 unvested restricted stock units. The weighted-average remaining life of unvested restricted stock units is approximately 1.0 years.

The fair values of the awards vested during 2017, 2016, and 2015 were approximately $135 million, $151 million, and $149 million, respectively. A summary of restricted stock unit activity for the year ended December 31, 2017, is presented below.

	Shares	Weighted- Average Grant- Date Fair Value
	(In thousands)
Non-vested at January 1, 2017	6,062	$55.11
Granted	1,948	62.74
Vested	(2,288)	58.77
Forfeited	(802)	55.54
Non-vested at December 31, 2017	4,920	56.34
In January 2018, the Company awarded 507,042 restricted stock units and 1,954,474 cash-settled awards (phantom units) at a weighted-average per-share market price of $46.27 under the 2016 Plan to eligible employees. The phantom units represent a hypothetical interest in the Company’s stock and, once vested, are settled in cash. Total compensation cost for restricted stock units and phantom units absent any forfeitures, is estimated to be $23 million and $90 million, respectively, and was calculated based on the fair market value of a share of the Company’s common stock as of the grant date. Compensation cost will be recognized over a three-year vesting period for both plans. The phantom units will be classified as a liability and remeasured at the end of each reporting period based on the change in fair value of one share of the Company’s common stock.
Performance Program
To provide long-term incentives for Apache employees to deliver competitive returns to the Company’s stockholders, the Company has granted conditional restricted stock units to eligible employees. Apache has a performance program for certain eligible employees with payout for 50 percent of the shares based upon measurement of total shareholder return (TSR) of Apache common stock as compared to a designated peer group during a three-year performance period. Payout for the remaining 50 percent of the shares is based on performance and financial objectives as defined in the plan. The overall results of the objectives are calculated at the end of the award’s stated performance period and, if a payout is warranted, applied to the target number of restricted

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stock units awarded. The performance shares will immediately vest 50 percent at the end of the three-year performance period, with the remaining 50 percent vesting at the end of the following year. Grants from the performance programs outstanding at December 31, 2017, are as described below:

•
In February 2015, the Company’s Board of Directors approved the 2015 Performance Program, pursuant to the 2011 Plan. Eligible employees received initial conditional restricted stock unit awards totaling 602,304 units. The results for the performance period ending December 31, 2017, yielded a payout of 100 percent of target. A total of 384,967 units were outstanding as of December 31, 2017.

•
In January 2016, the Company’s Board of Directors approved the 2016 Performance Program, pursuant to the 2011 Plan. Eligible employees received initial conditional restricted stock unit awards totaling 871,369. The actual amount of shares awarded will be between zero and 200 percent of target. A total of 749,334 units were outstanding as of December 31, 2017, from which a minimum of zero and a maximum of 1,498,668 units could be awarded.

•
In January 2017, the Company’s Board of Directors approved the 2017 Performance Program, pursuant to the 2016 Plan. Eligible employees received initial conditional restricted stock unit awards totaling 620,885 units. The actual amount of shares awarded will be between zero and 200 percent of target. A total of 559,336 units were outstanding as of December 31, 2017, from which a minimum of zero to a maximum of 1,118,672 units could be awarded.

The fair value cost of the awards was estimated on the date of grant and is being recorded as compensation expense ratably over the vesting terms. During 2017, 2016, and 2015, $23 million, $14 million, and $3 million, respectively, were charged to expense. During 2017, 2016, and 2015, $4 million, $2 million, and $1 million were capitalized, respectively. As of December 31, 2017, there was $38 million of total unrecognized compensation cost related to 1,693,637 unvested conditional restricted stock units. The weighted-average remaining life of the unvested conditional restricted stock units is approximately 1.6 years.

	Shares	Weighted Average Grant- Date Fair Value(1)
	(In thousands)
Non-vested at January 1, 2017	1,225	$45.62
Granted	621	66.97
Forfeited	(152)	52.90
Non-vested at December 31, 2017	1,694	52.39

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

In January 2018, the Company’s Board of Directors approved the 2018 Performance Program, pursuant to the 2016 Plan, with terms similar to the 2017 Performance Program described above. Eligible employees received the initial conditional phantom units totaling 872,030 units, with the ultimate number of phantom units to be awarded ranging from zero to a maximum of 1,744,060 units. These phantom units represent a hypothetical interest in the Company’s stock, and, once vested, are settled in cash. The TSR component of the award had a grant date fair value per award of $54.70 based on a Monte Carlo simulation. The grant date fair value per award for the remaining 50 percent was $46.27 based on the fair market value of a share of common stock of the Company as of the grant date. These phantom units will be classified as a liability and remeasured at the end of each reporting period.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Components of accumulated other comprehensive income (loss) include the following:

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Currency translation adjustment(1)	$—	$(109)	$(109)
Pension and postretirement benefit plan (Note 10)	4	(3)	(10)
Accumulated other comprehensive income (loss)	$4	$(112)	$(119)

(1)
Currency translation adjustments resulting from translating Apache’s Canadian subsidiaries’ financial statements into U.S. dollar equivalents, prior to adoption of the U.S. dollar as their functional currency, were reported separately and accumulated in other comprehensive loss. This currency translation loss was recognized as a reduction of the net gain on divestiture during the third quarter of 2017 in connection with the Canada divestitures. For more information regarding these divestitures, please refer to Note 2—Acquisitions and Divestitures.

13.    MAJOR CUSTOMERS
For the years ended 2017, 2016, and 2015, the customers, including their subsidiaries, that represented more than 10 percent of the Company’s worldwide oil and gas production revenues were as follows:

	For the Year Ended December 31,
	2017	2016	2015
BP plc	12%	9%	8%
China Petroleum & Chemical Corporation	16%	21%	12%
Egyptian General Petroleum Corporation	11%	12%	11%
Royal Dutch Shell plc	6%	5%	11%

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    BUSINESS SEGMENT INFORMATION
Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil and natural gas liquids. At December 31, 2017, the Company had operations in three reporting segments: the U.S., Egypt, and the North Sea. Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity. In the second quarter of 2015, Apache completed the sale of its Australian LNG business and oil and gas assets, and as such the results of Australia oil and gas assets have been classified as discontinued operations. Financial information for each area is presented below:

	United States	Canada(1)	Egypt(2)	North Sea	Other International	Total(2)
	(In millions)
2017
Oil and gas production revenues	$2,271	$231	$2,307	$1,078	$—	$5,887
Operating Expenses:
Lease operating expenses	600	103	362	335	—	1,400
Gathering and transportation	71	34	44	30	—	179
Taxes other than income	153	12	—	(14)	—	151
Depreciation, depletion, and amortization	1,000	76	758	446	—	2,280
Exploration	363	11	62	86	27	549
Asset retirement obligation accretion	31	27	—	72	—	130
Impairments	—	—	—	8	—	8
Operating Income (Loss)	$53	$(32)	$1,081	$115	$(27)	1,190
Other Income (Expense):
Gain on divestitures, net						627
Derivative instrument gains (losses), net						(135)
Other						44
General and administrative						(395)
Transaction, reorganization, and separation						(16)
Financing costs, net						(397)
Income Before Income Taxes						$918
Net Property and Equipment	$12,070	$—	$3,099	$2,553	$37	$17,759
Total Assets	$14,228	$—	$4,658	$2,977	$59	$21,922
Additions to Net Property and Equipment	$2,397	$—	$517	$374	$14	$3,302

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	United States	Canada	Egypt(2)	North Sea	Other International	Total(2)
	(In millions)
2016
Oil and gas production revenues	$1,997	$343	$2,057	$970	$—	$5,367
Operating Expenses:
Lease operating expenses	553	181	446	314	—	1,494
Gathering and transportation	80	68	44	8	—	200
Taxes other than income	139	20	—	(33)	—	126
Depreciation, depletion, and amortization	1,138	183	778	519	—	2,618
Exploration	285	88	48	37	15	473
Asset retirement obligation accretion	34	47	—	75	—	156
Impairments	80	367	1	655	—	1,103
Operating Income (Loss)	$(312)	$(611)	$740	$(605)	$(15)	(803)
Other Income (Expense):
Gain on divestitures, net						21
Other						(34)
General and administrative						(410)
Transaction, reorganization, and separation						(39)
Financing costs, net						(417)
Net Loss From Continuing Operations Before Income Taxes						$(1,682)
Net Property and Equipment	$11,168	$1,464	$3,362	$2,834	$39	$18,867
Total Assets	$12,403	$1,591	$4,893	$3,584	$48	$22,519
Additions to Net Property and Equipment	$926	$34	$459	$260	$2	$1,681

2015
Oil and gas production revenues	$2,637	$498	$2,095	$1,280	$—	$6,510
Operating Expenses:
Lease operating expenses	739	244	522	349	—	1,854
Gathering and transportation	68	89	45	9	—	211
Taxes other than income	184	26	9	63	—	282
Depreciation, depletion, and amortization	1,558	301	927	514	—	3,300
Exploration	2,145	231	154	237	4	2,771
Asset retirement obligation accretion	28	43	—	74	—	145
Impairments	6,266	1,593	1,255	211	147	9,472
Operating Loss	$(8,351)	$(2,029)	$(817)	$(177)	$(151)	(11,525)
Other Income (Expense):
Gain on divestitures, net						281
Other						98
General and administrative						(380)
Transaction, reorganization, and separation						(132)
Financing costs, net						(511)
Net Loss From Continuing Operations Before Income Taxes						$(12,169)
Net Property and Equipment	$11,753	$2,074	$3,712	$3,263	$36	$20,838
Total Assets	$12,782	$2,225	$6,165	$4,280	$48	$25,500
Additions to Net Property and Equipment	$2,099	$403	$862	$715	$27	$4,106

(1)	During the third quarter of 2017, Apache completed the sale of its Canadian operations. For more information regarding this divestiture, please refer to Note 2—Acquisitions and Divestitures.

(2)	Includes a noncontrolling interest in Egypt.

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

	United States	Canada(3)	Egypt(4)	North Sea	Other International	Total(4)(5)
	(In millions, except per boe)
2017
Oil and gas production revenues	$2,271	$231	$2,307	$1,078	$—	$5,887
Operating cost:
Depreciation, depletion, and amortization(1)	924	72	707	433	—	2,136
Asset retirement obligation accretion	31	27	—	72	—	130
Lease operating expenses	600	103	362	335	—	1,400
Gathering and transportation	71	34	44	30	—	179
Exploration expenses	363	11	62	86	27	549
Production taxes(2)	153	11	—	(14)	—	150
Income tax	45	(7)	509	54	—	601
	2,187	251	1,684	996	27	5,145
Results of operation	$84	$(20)	$623	$82	$(27)	$742
2016
Oil and gas production revenues	$1,997	$343	$2,057	$970	$—	$5,367
Operating cost:
Depreciation, depletion, and amortization(1)	1,055	174	733	498	—	2,460
Asset retirement obligation accretion	34	47	—	75	—	156
Lease operating expenses	553	181	446	314	—	1,494
Gathering and transportation	80	68	44	8	—	200
Exploration expenses	285	88	48	37	15	473
Impairments related to oil and gas properties	61	366	—	—	—	427
Production taxes(2)	135	18	—	(33)	—	120
Income tax	(72)	(162)	354	28	—	148
	2,131	780	1,625	927	15	5,478
Results of operation	$(134)	$(437)	$432	$43	$(15)	$(111)
2015
Oil and gas production revenues	$2,637	$498	$2,095	$1,280	$—	$6,510
Operating cost:
Depreciation, depletion, and amortization(1)	1,455	251	780	490	—	2,976
Asset retirement obligation accretion	28	43	—	74	—	145
Lease operating expenses	739	244	522	349	—	1,854
Gathering and transportation	68	89	45	9	—	211
Exploration expenses	2,145	231	154	237	4	2,771
Impairments related to oil and gas properties	6,154	1,031	193	11	—	7,389
Production taxes(2)	178	23	—	58	—	259
Income tax	(2,886)	(369)	180	26	—	(3,049)
	7,881	1,543	1,874	1,254	4	12,556
Results of operation	$(5,244)	$(1,045)	$221	$26	$(4)	$(6,046)

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	This amount only reflects DD&A of capitalized costs of oil and gas properties and, therefore, does not agree with DD&A reflected on Note 14—Business Segment Information.

(2)	Only reflects amounts directly related to oil and gas producing properties and, therefore, does not agree with taxes other than income reflected on Note 14—Business Segment Information.

(3)	During the third quarter of 2017, Apache completed the sale of its Canadian operations. For more information regarding this divestiture, please refer to Note 2—Acquisitions and Divestitures

(4)	Includes noncontrolling interest in Egypt.

(5)	Prior year amounts have been recast to exclude discontinued operations.

Costs Incurred in Oil and Gas Property Acquisitions, Exploration, and Development Activities

	United States	Canada	Egypt(2)	Australia	North Sea	Other International	Total(2)
	(In millions)
2017
Acquisitions:
Proved	$3	$—	$4	$—	$—	$—	$7
Unproved	136	5	40	—	—	—	181
Exploration	602	11	122	—	131	25	891
Development	1,118	52	387	—	250	—	1,807
Costs incurred(1)	$1,859	$68	$553	$—	$381	$25	$2,886
(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$23	$2	$—	$—	$17	$2	$44
Asset retirement costs	15	—	—	—	55	—	70
2016
Acquisitions:
Proved	$—	$1	$6	$—	$38	$—	$45
Unproved	110	7	49	—	4	—	170
Exploration	278	23	67	—	84	18	470
Development	420	27	353	—	150	—	950
Costs incurred(1)	$808	$58	$475	$—	$276	$18	$1,635
(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$21	$6	$—	$—	$21	$—	$48
Asset retirement costs	(51)	(13)	—	—	(128)	—	(192)
2015
Acquisitions:
Proved	$1	$8	$29	$—	$—	$—	$38
Unproved	313	23	—	—	—	—	336
Exploration	194	51	125	32	246	29	677
Development	1,729	151	741	98	479	—	3,198
Costs incurred(1)	$2,237	$233	$895	$130	$725	$29	$4,249
(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$—	$—	$8	$6	$7	$—	$21
Asset retirement costs	123	8	—	—	(66)	—	65
(2) Includes a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Costs
The following table sets forth the capitalized costs and associated accumulated depreciation, depletion, and amortization relating to the Company’s oil and gas acquisition, exploration, and development activities:

	United States	Canada	Egypt(1)	North Sea	Other International	Total(1)
	(In millions)
2017
Proved properties	$20,408	$—	$10,590	$8,199	$—	$39,197
Unproved properties	1,312	—	137	297	37	1,783
	21,720	—	10,727	8,496	37	40,980
Accumulated DD&A	(10,766)	—	(7,985)	(5,960)	—	(24,711)
	$10,954	$—	$2,742	$2,536	$37	$16,269
2016
Proved properties	$19,170	$5,434	$10,169	$7,920	$—	$42,693
Unproved properties	1,465	109	76	280	39	1,969
	20,635	5,543	10,245	8,200	39	44,662
Accumulated DD&A	(10,034)	(4,120)	(7,287)	(5,531)	—	(26,972)
	$10,601	$1,423	$2,958	$2,669	$39	$17,690
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

Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program using reliable technology establishes the reasonable certainty for the engineering analysis on which the project or program is based. Economically producible means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. Reasonable certainty means a high degree of confidence that the quantities will be recovered. Reliable technology is a grouping of one or more technologies (including computational methods) that has been field-tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. In estimating its proved reserves, Apache uses several different traditional methods that can be classified in three general categories: 1) performance-based methods; 2) volumetric-based methods; and 3) analogy with similar properties. Apache will, at times, utilize additional technical analysis such as computer reservoir models, petrophysical techniques, and proprietary 3-D seismic interpretation methods to provide additional support for more complex reservoirs. Information from this additional analysis is combined with traditional methods outlined above to enhance the certainty of Apache’s reserve estimates.

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The reserve data in the following tables only represent estimates and should not be construed as being exact.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Crude Oil and Condensate
	(Thousands of barrels)
	United States	Canada	Egypt(1)	Australia	North Sea	Total(1)
Proved developed reserves:
December 31, 2014	444,440	75,876	128,712	29,996	105,746	784,770
December 31, 2015	348,797	67,847	144,164	—	104,255	665,063
December 31, 2016	300,900	51,508	138,771	—	91,138	582,317
December 31, 2017	304,279	—	124,568	—	92,598	521,445
Proved undeveloped reserves:
December 31, 2014	170,125	59,923	14,617	25,775	19,059	289,499
December 31, 2015	60,505	38,326	17,856	—	11,309	127,996
December 31, 2016	21,088	7,906	20,187	—	10,784	59,965
December 31, 2017	31,904	—	16,198	—	14,013	62,115
Total proved reserves:
Balance December 31, 2014	614,565	135,799	143,329	55,771	124,805	1,074,269
Extensions, discoveries and other additions	13,903	4,550	24,524	—	16,579	59,556
Purchases of minerals in-place	—	1,763	—	—	—	1,763
Revisions of previous estimates	(173,907)	(27,966)	27,330	11,189	(2,255)	(165,609)
Production	(45,138)	(5,755)	(33,163)	(2,778)	(21,657)	(108,491)
Sales of minerals in-place	(121)	(2,218)	—	(64,182)	(1,908)	(68,429)
Balance December 31, 2015	409,302	106,173	162,020	—	115,564	793,059
Extensions, discoveries and other additions	9,614	3,372	17,599	—	9,766	40,351
Purchases of minerals in-place	21	—	—	—	438	459
Revisions of previous estimates	(58,882)	(43,282)	17,301	—	(3,851)	(88,714)
Production	(38,000)	(4,787)	(37,962)	—	(19,995)	(100,744)
Sales of minerals in-place	(67)	(2,062)	—	—	—	(2,129)
Balance December 31, 2016	321,988	59,414	158,958	—	101,922	642,282
Extensions, discoveries and other additions	48,391	14,025	27,140	—	16,023	105,579
Purchases of minerals in-place	46	375	—	—	—	421
Revisions of previous estimates	825	1,829	(9,839)	—	6,510	(675)
Production	(33,394)	(2,425)	(35,493)	—	(17,844)	(89,156)
Sales of minerals in-place	(1,673)	(73,218)	—	—	—	(74,891)
Balance December 31, 2017	336,183	—	140,766	—	106,611	583,560

(1)	2017, 2016, 2015, and 2014 includes proved reserves of 47 MMbbls, 53 MMbbls, 54 MMbbls, and 48 MMbbls, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Natural Gas Liquids
	(Thousands of barrels)
	United States	Canada	Egypt(1)	North Sea	Total(1)
Proved developed reserves:
December 31, 2014	183,565	17,947	1,346	1,770	204,628
December 31, 2015	150,265	15,246	1,491	1,784	168,786
December 31, 2016	155,124	13,866	1,266	1,627	171,883
December 31, 2017	171,005	—	685	2,025	173,715
Proved undeveloped reserves:
December 31, 2014	69,828	7,168	212	371	77,579
December 31, 2015	24,939	4,839	78	295	30,151
December 31, 2016	17,311	2,473	131	646	20,561
December 31, 2017	29,559	—	39	353	29,951
Total proved reserves:
Balance December 31, 2014	253,393	25,115	1,558	2,141	282,207
Extensions, discoveries and other additions	5,768	1,473	144	689	8,074
Purchases of minerals in-place	—	976	—	—	976
Revisions of previous estimates	(64,226)	(4,886)	255	(321)	(69,178)
Production	(19,684)	(2,236)	(388)	(413)	(22,721)
Sales of minerals in-place	(47)	(357)	—	(17)	(421)
Balance December 31, 2015	175,204	20,085	1,569	2,079	198,937
Extensions, discoveries and other additions	10,238	755	208	671	11,872
Purchases of minerals in-place	2	—	—	5	7
Revisions of previous estimates	6,824	(1,355)	17	141	5,627
Production	(19,824)	(2,098)	(397)	(623)	(22,942)
Sales of minerals in-place	(9)	(1,048)	—	—	(1,057)
Balance December 31, 2016	172,435	16,339	1,397	2,273	192,444
Extensions, discoveries and other additions	33,806	1,794	50	845	36,495
Purchases of minerals in-place	206	199	—	—	405
Revisions of previous estimates	12,982	(1,060)	(425)	(321)	11,176
Production	(17,766)	(1,032)	(298)	(419)	(19,515)
Sales of minerals in-place	(1,099)	(16,240)	—	—	(17,339)
Balance December 31, 2017	200,564	—	724	2,378	203,666
(1)    2017, 2016, 2015, and 2014 includes proved reserves of 241 Mbbls, 466 Mbbls, 523 Mbbls, and 519 Mbbls, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Natural Gas
	(Millions of cubic feet)
	United States	Canada	Egypt(1)	Australia	North Sea	Total(1)
Proved developed reserves:
December 31, 2014	1,616,504	990,145	637,187	640,265	87,259	3,971,360
December 31, 2015	1,364,174	759,321	776,263	—	85,532	2,985,290
December 31, 2016	1,200,379	553,724	675,559	—	86,948	2,516,610
December 31, 2017	1,347,009	—	540,667	—	83,342	1,971,018
Proved undeveloped reserves:
December 31, 2014	580,299	527,623	171,696	964,554	23,228	2,267,400
December 31, 2015	208,594	162,809	53,969	—	19,760	445,132
December 31, 2016	231,304	45,312	42,109	—	23,813	342,538
December 31, 2017	297,226	—	47,255	—	11,063	355,544
Total proved reserves:
Balance December 31, 2014	2,196,803	1,517,768	808,883	1,604,819	110,487	6,238,760
Extensions, discoveries and other additions	40,901	121,216	94,777	—	41,755	298,649
Purchases of minerals in-place	—	24,727	—	—	—	24,727
Revisions of previous estimates	(503,939)	(325,375)	61,442	8,162	(22,373)	(782,083)
Production	(160,614)	(100,289)	(134,870)	(34,352)	(23,647)	(453,772)
Sales of minerals in-place	(383)	(315,917)	—	(1,578,629)	(930)	(1,895,859)
Balance December 31, 2015	1,572,768	922,130	830,232	—	105,292	3,430,422
Extensions, discoveries and other additions	219,633	30,234	35,202	—	20,814	305,883
Purchases of minerals in-place	7	—	—	—	6,677	6,684
Revisions of previous estimates	(215,378)	(242,080)	(4,305)	—	4,239	(457,524)
Production	(145,019)	(88,792)	(143,461)	—	(26,261)	(403,533)
Sales of minerals in-place	(328)	(22,456)	—	—	—	(22,784)
Balance December 31, 2016	1,431,683	599,036	717,668	—	110,761	2,859,148
Extensions, discoveries and other additions	378,747	49,780	81,245	—	17,646	527,418
Purchases of minerals in-place	4,434	4,319	—	—	—	8,753
Revisions of previous estimates	(5,431)	92,207	(70,030)	—	(17,387)	(641)
Production	(143,943)	(47,990)	(140,961)	—	(16,615)	(349,509)
Sales of minerals in-place	(21,255)	(697,352)	—	—	—	(718,607)
Balance December 31, 2017	1,644,235	—	587,922	—	94,405	2,326,562
(1)    2017, 2016, 2015, and 2014 include proved reserves of 196 Bcf, 239 Bcf, 277 Bcf, and 270 Bcf, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Total Equivalent Reserves
	(Thousands barrels of oil equivalent)
	United States	Canada	Egypt(1)	Australia	North Sea	Total(1)
Proved developed reserves:
December 31, 2014	897,422	258,848	236,256	136,707	122,058	1,651,291
December 31, 2015	726,424	209,647	275,033	—	120,293	1,331,397
December 31, 2016	656,087	157,662	252,630	—	107,256	1,173,635
December 31, 2017	699,786	—	215,364	—	108,513	1,023,663
Proved undeveloped reserves:
December 31, 2014	336,670	155,028	43,446	186,534	23,301	744,979
December 31, 2015	120,210	70,300	26,929	—	14,897	232,336
December 31, 2016	76,950	17,931	27,336	—	15,399	137,616
December 31, 2017	111,001	—	24,112	—	16,210	151,323
Total proved reserves:
Balance December 31, 2014	1,234,092	413,876	279,702	323,241	145,359	2,396,270
Extensions, discoveries and other additions	26,488	26,226	40,464	—	24,227	117,405
Purchases of minerals in-place	—	6,860	—	—	—	6,860
Revisions of previous estimates	(322,123)	(87,081)	37,825	12,549	(6,305)	(365,135)
Production	(91,591)	(24,706)	(56,029)	(8,503)	(26,011)	(206,840)
Sales of minerals in-place	(232)	(55,228)	—	(327,287)	(2,080)	(384,827)
Balance December 31, 2015	846,634	279,947	301,962	—	135,190	1,563,733
Extensions, discoveries and other additions	56,458	9,166	23,674	—	13,906	103,204
Purchases of minerals in-place	24	—	—	—	1,556	1,580
Revisions of previous estimates	(87,954)	(84,984)	16,599	—	(3,002)	(159,341)
Production	(81,994)	(21,684)	(62,269)	—	(24,995)	(190,942)
Sales of minerals in-place	(131)	(6,852)	—	—	—	(6,983)
Balance December 31, 2016	733,037	175,593	279,966	—	122,655	1,311,251
Extensions, discoveries and other additions	145,322	24,115	40,731	—	19,809	229,977
Purchases of minerals in-place	991	1,294	—	—	—	2,285
Revisions of previous estimates	12,903	16,136	(21,936)	—	3,291	10,394
Production	(75,151)	(11,455)	(59,285)	—	(21,032)	(166,923)
Sales of minerals in-place	(6,315)	(205,683)	—	—	—	(211,998)
Balance December 31, 2017	810,787	—	239,476	—	124,723	1,174,986
(1)    2017, 2016, 2015, and 2014 include total proved reserves of 80 MMboe, 93 MMboe, 101MMboe, and 93 MMboe, respectively, attributable to a noncontrolling interest in Egypt.

During 2017, Apache sold a combined 212 MMboe primarily through divestiture transactions in Canada. The Company added 2 MMboe of estimated proved reserves through purchases of minerals in-place and 230 MMboe from extensions, discoveries, and other additions. The Company recorded 169 MMboe of exploration and development adds in North America, primarily associated with Woodford, Bone Springs, Yeso, Barnett, and Wolfcamp drilling programs in the Permian Basin (128 MMboe), Montney and Duverney drilling in Canada (24 MMboe), and Woodford and Austin Chalk drilling activity in the MidContinent region (17 MMboe).
The international regions contributed 61 MMboe of exploration and development adds during 2017 with Egypt contributing 41 MMboe from onshore exploration and appraisal activity in the Khalda Extension 2, Khalda, Khalda Extension 3, Matruh, and West Kalabsha concessions. The North Sea offshore region contributed 20 MMboe from drilling success in the Beryl and Forties fields.
During 2017, Apache also had combined upward revisions of previously estimated reserves of 10 MMboe. Changes in product prices accounted for 32 MMboe, offset by engineering and performance downward revisions totaling 22 MMboe.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Approximately 9 percent of Apache’s year-end 2017 estimated proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons. These reserves are considered to be a lower tier of reserves than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. Additional capital may have to be spent to access these reserves. The capital and economic impact of production timing are reflected in this Note 15, under “Future Net Cash Flows.”
Future Net Cash Flows
Future cash inflows as of December 31, 2017 and 2016 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

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

	United States	Canada	Egypt(2)	North Sea	Total(2)
	(In millions)
2017
Cash inflows	$24,271	$—	$9,254	$6,230	$39,755
Production costs	(10,618)	—	(1,749)	(2,459)	(14,826)
Development costs	(1,659)	—	(1,052)	(2,795)	(5,506)
Income tax expense	(42)	—	(2,078)	(353)	(2,473)
Net cash flows	11,952	—	4,375	623	16,950
10 percent discount rate	(6,080)	—	(1,034)	247	(6,867)
Discounted future net cash flows(1)	$5,872	$—	$3,341	$870	$10,083
2016
Cash inflows	$20,067	$3,625	$8,778	$4,734	$37,204
Production costs	(8,858)	(2,582)	(1,967)	(2,255)	(15,662)
Development costs	(1,653)	(1,565)	(1,111)	(2,410)	(6,739)
Income tax expense	(32)	—	(1,775)	(8)	(1,815)
Net cash flows	9,524	(522)	3,925	61	12,988
10 percent discount rate	(5,319)	549	(956)	798	(4,928)
Discounted future net cash flows(1)	$4,205	$27	$2,969	$859	$8,060

(1)	Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $12.2 billion and $9.5 billion as of December 31, 2017 and 2016, respectively.

(2)	Includes discounted future net cash flows of approximately $1.1 billion and $1.0 billion in 2017 and 2016, respectively, attributable to a noncontrolling interest in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2017	2016	2015
	(In millions)
Sales, net of production costs	$(4,158)	$(3,479)	$(4,056)
Net change in prices and production costs	3,651	(3,835)	(21,710)
Discoveries and improved recovery, net of related costs	2,273	1,153	1,953
Change in future development costs	(279)	309	705
Previously estimated development costs incurred during the period	719	986	1,991
Revision of quantities	(344)	(574)	(2,292)
Purchases of minerals in-place	9	8	22
Accretion of discount	952	1,313	3,642
Change in income taxes	(617)	1,070	7,264
Sales of minerals in-place	(809)	(52)	(5,240)
Change in production rates and other	626	567	(3,343)
	$2,023	$(2,534)	$(21,064)

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.    SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Unaudited)
The following table summarizes quarterly financial data for 2017 and 2016:

	First	Second	Third	Fourth
	(In millions, except per share amounts)
2017
Oil and gas production revenues	$1,512	$1,346	$1,389	$1,640
Gain (loss) on divestitures	341	(21)	296	11
Net income including noncontrolling interest(1)	267	613	105	518
Net income attributable to common stock	213	572	63	456
Net income per common share(2):
Basic	0.56	1.50	0.16	1.20
Diluted	0.56	1.50	0.16	1.19
2016
Oil and gas production revenues	$1,087	$1,386	$1,439	$1,455
Gain (loss) on divestitures	(1)	17	5	—
Net loss including noncontrolling interest(1)	(371)	(200)	(559)	(143)
Net loss attributable to common stock	(372)	(244)	(607)	(182)
Basic and diluted net loss per common share(2)	(0.98)	(0.65)	(1.60)	(0.48)

(1)
Operating expenses for 2017 include asset and leasehold impairments totaling $23 million, $39 million, $160 million, and $32 million in the first, second, third, and fourth quarters of 2017, respectively. Continuing operating expenses for 2016 include asset and leasehold impairments totaling $42 million, $238 million, $951 million, and $144 million in the first, second, third, and fourth quarters of 2016, respectively.

(2)
The sum of the individual quarterly net income (loss) per common share amounts may not agree with full-year net income (loss) per common share as each quarterly computation is based on the weighted-average number of common shares outstanding during that period.

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

3.3	–	Bylaws of Registrant, as amended May 11, 2017, (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 16, 2017, SEC File No. 001-4300).
4.1	–	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).
4.2	–	Form of 3.625% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).
4.3	–	Form of 5.250% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).
4.4	–	Form of 5.100% Notes due 2040 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated August 17, 2010, filed on August 20, 2010, SEC File No. 001-4300).
4.5	–	Form of 3.25% Note due 2022 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).
4.6	–	Form of 4.75% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).
4.7	–	Form of 2.625% Notes due 2023 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).
4.8	–	Form of 4.250% Notes due 2044 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).
4.9	–
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

4.10	–
Amendment No. 1, dated as of January 31, 2006, to the Rights Agreement dated as of January 31, 1996 between Registrant and Wells Fargo Bank, N.A. (as successor-in-interest to Norwest Bank Minnesota, N.A.) (incorporated by reference to Exhibit 4.4 to Registrant's Amendment No. 1 to Registration Statement on Form 8-A, dated January 31, 2006, SEC File No. 001-4300).

4.11	–
Amendment No. 2, dated March 10, 2014, to the Rights Agreement by and between Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Registrant’s Registration Statement on Form 8-A, filed March 10, 2014, SEC File No. 001-4300).

4.12	–
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

4.13	–
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

4.15	–
Supplemental Indenture, dated as of August 14, 2017, among Apache Finance Canada Corporation, Apache Corporation, and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly The Chase Manhattan Bank), as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2017, SEC File No. 001-04300).

INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION
4.16	–
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

†4.18	–
Form of Apache Corporation November 10, 2010 First Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

†4.19	–
Form of Apache Corporation November 10, 2010 Second Non-Qualified Stock Option Agreement for Certain Employees of Apache Corporation (incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-8 filed on November 10, 2010, Reg. No. 333-170533).

†4.20	–
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

10.2	–
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

10.3	–
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

†10.5	–
Apache Corporation Corporate Incentive Compensation Plan A (Senior Officers' Plan), dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for year ended December 31, 1998, SEC File No. 001-4300).

†10.6	–
First Amendment to Apache Corporation Corporate Incentive Compensation Plan A, dated November 20, 2008, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2008, SEC File No. 001-4300).

†10.7	–
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

INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION
†10.10	–
Amendment to Apache Corporation 401(k) Savings Plan, dated April 17, 2014 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).

†10.11	–
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

†10.13	–
Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated, dated July 16, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.14	–
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

†10.16	–
Apache Corporation 2011 Omnibus Equity Compensation Plan, as amended and restated May 12, 2016 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, SEC File No. 001-4300).

†10.17	–
Apache Corporation 2007 Omnibus Equity Compensation Plan, as amended and restated May 4, 2011 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, SEC File No. 001-4300).

†10.18	–
Apache Corporation 2005 Stock Option Plan, as amended and restated September 16, 2013 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 001-4300).

†10.19	–
Apache Corporation Income Continuance Plan, as amended and restated July 14, 2010, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC File No. 001-4300).

†10.20	–
Apache Corporation Deferred Delivery Plan, as amended and restated May 12, 2016 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, SEC File No. 001-4300).

†10.21	–
Apache Corporation Non-Employee Directors’ Compensation Plan, as amended and restated July 13, 2017 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, SEC File No. 001-4300).

†10.22	–
Apache Corporation Outside Directors’ Retirement Plan, as amended and restated July 16, 2014, effective June 30, 2014 (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.23	–
Apache Corporation Equity Compensation Plan for Non-Employee Directors, as amended and restated February 8, 2007 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File No. 001-4300).

†10.24	–
Apache Corporation Non-Employee Directors’ Restricted Stock Units Program, as amended and restated May 14, 2015 (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, SEC File No. 001-4300).

†10.25	–
Apache Corporation Non-Employee Directors’ Restricted Stock Units Program, effective May 12, 2016, pursuant to Apache Corporation 2016 Omnibus Compensation Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, SEC File No. 001-4300).

†10.26	–
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

INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION
†10.29	–
Retirement Agreement, dated January 19, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

†10.30	–
Apache Corporation Executive Termination Policy (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, SEC File No. 001-4300).

†10.31	–
2016 Employee Release and Settlement Agreement between Registrant and Thomas E. Voytovich, effective November 30, 2015 (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

†10.32	–	Form of Stock Option Award Agreement, dated May 6, 2009 (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for year ended December 31, 2009, SEC File No. 001-4300).
†10.33	–
Form of 2014 Performance Agreement (Total Shareholder Return), dated January 9, 2014 (incorporated by reference to Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.34	–
Form of 2014 Performance Agreement (Business Performance), dated February 3, 2014 (incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2013, SEC File No. 001-4300).

†10.35	–
Form of 2015 Performance Share Program Award Notice and Agreement, dated February 19, 2015 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-4300).

†10.36	–
Restricted Stock Unit Award Agreement between Registrant and John J. Christmann, dated February 18, 2015 (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-4300).

†10.37	–
2015 Long Term Cash Performance Program Award Notice and Agreement between Registrant and Stephen J. Riney, dated April 8, 2015 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, SEC File No. 001-4300).

†10.38	–
Form of 2016 Performance Share Program Award Notice and Agreement, dated January 7, 2016 (incorporated by reference to Exhibit 10.59 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

†10.39	–
Form of 2017 Performance Share Program Award Notice and Agreement, dated December 13, 2016 (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2016, SEC File No. 001-4300).

†10.40	–
Form of Restricted Stock Unit Award Agreement, dated February 3, 2016 (incorporated by reference to Exhibit 10.60 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

†10.41	–
Form of Restricted Stock Unit Award Agreement dated September 14, 2016 (2016 Omnibus Compensation Plan) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, SEC File No. 001-4300).

†10.42	–
Form of Stock Option Grant Agreement, dated December 13, 2016 (2016 Omnibus Compensation Plan (incorporated by reference to Exhibit 10.48 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2016, SEC File No. 001-4300).

*†10.43	–	Form of 2018 Restricted Stock Unit Award Agreement dated January 16, 2018 (2016 Omnibus Compensation Plan).
*†10.44	–	Form of 2018 Cash-Settled Restricted Stock Unit Award Agreement dated January 16, 2018 (2016 Omnibus Compensation Plan).
†10.45	–
Form of 2018 Performance Share Grant Agreement (2016 Omnibus Compensation Plan), dated January 16, 2018 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed January 19, 2018, SEC File No. 001-04300).

†10.46	–
Form of 2018 Stock Option Grant Agreement (2016 Omnibus Compensation Plan), dated January 16, 2018 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed January 19, 2018, SEC File No. 001-04300).

†10.47	–
Form of Stock Option Award Agreement, dated February 3, 2016 (incorporated by reference to Exhibit 10.61 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

†10.48	–
Amendment of Stock Option Grants (2011 Omnibus Equity Compensation Plan), dated January 20, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.63 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

INDEX TO EXHIBITS

EXHIBIT NO.		DESCRIPTION
†10.49	–
Amendment of Restricted Stock Unit Awards (2007 and 2011 Omnibus Equity Compensation Plans), dated January 20, 2015, between Registrant and G. Steven Farris (incorporated by reference to Exhibit 10.64 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, SEC File No. 001-4300).

†10.50	–
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

†10.52	–
Amendment of Restricted Stock Unit Awards (2011 Omnibus Equity Compensation Plan), effective November 30, 2015, between Registrant and Thomas E. Voytovich (incorporated by reference to Exhibit 10.75 to Registrant's Annual Report on Form 10-K for year ended December 31, 2015, SEC File No. 001-4300).

†10.53	–
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