Form 10-Q
period 2018-03-31
APACHE CORP
filed 2018-05-03
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2018	382,154,292

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

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our first-quarter 2018 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2018	2017
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$1,392	$1,172
Natural gas revenues	218	255
Natural gas liquids revenues	118	85
	1,728	1,512
Gain on divestitures	7	341
Other	7	25
	1,742	1,878
OPERATING EXPENSES:
Lease operating expenses	349	336
Gathering, transmission, and processing	81	57
Taxes other than income	55	42
Exploration	76	92
General and administrative	114	103
Transaction, reorganization, and separation	—	(10)
Depreciation, depletion, and amortization:
Oil and gas property and equipment	518	538
Other assets	35	38
Asset retirement obligation accretion	27	36
Impairments	—	8
Financing costs, net	99	100
	1,354	1,340
NET INCOME BEFORE INCOME TAXES	388	538
Current income tax provision	198	188
Deferred income tax provision (benefit)	(16)	83
NET INCOME INCLUDING NONCONTROLLING INTEREST	206	267
Net income attributable to noncontrolling interest	61	54
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$145	$213

NET INCOME PER COMMON SHARE:
Basic	$0.38	$0.56
Diluted	$0.38	$0.56
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	382	380
Diluted	384	383
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.25
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$206	$267
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument gain, net	(49)	—
Gain on divestitures	(7)	(341)
Exploratory dry hole expense and unproved leasehold impairments	36	67
Depreciation, depletion, and amortization	553	576
Asset retirement obligation accretion	27	36
Impairments	—	8
Deferred income tax provision (benefit)	(16)	83
Other	49	34
Changes in operating assets and liabilities:
Receivables	(65)	(41)
Inventories	(33)	12
Drilling advances	(41)	(12)
Deferred charges and other	32	(10)
Accounts payable	66	(56)
Accrued expenses	(149)	(175)
Deferred credits and noncurrent liabilities	6	7
NET CASH PROVIDED BY OPERATING ACTIVITIES	615	455

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(737)	(322)
Leasehold and property acquisitions	(12)	(49)
Additions to gas gathering, transmission, and processing facilities	(128)	(142)
Proceeds from sale of oil and gas properties	9	426
Other, net	(22)	(6)
NET CASH USED IN INVESTING ACTIVITIES	(890)	(93)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on fixed-rate debt	(150)	(70)
Distributions to noncontrolling interest	(69)	(57)
Dividends paid	(95)	(95)
Other	(2)	4
NET CASH USED IN FINANCING ACTIVITIES	(316)	(218)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(591)	144
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,668	1,377
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,077	$1,521

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$140	$140
Income taxes paid, net of refunds	191	65
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2018	December 31, 2017
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,077	$1,668
Receivables, net of allowance	1,409	1,345
Inventories	386	368
Drilling advances	247	207
Prepaid assets and other	134	137
	3,253	3,725
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	39,958	39,197
Unproved properties and properties under development	1,773	1,783
Gathering, transmission and processing facilities	1,495	1,376
Other	1,056	1,046
	44,282	43,402
Less: Accumulated depreciation, depletion, and amortization	(26,196)	(25,643)
	18,086	17,759
OTHER ASSETS:
Deferred charges and other	452	438
	$21,791	$21,922
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$708	$641
Current debt	400	550
Other current liabilities (Note 5)	1,234	1,373
	2,342	2,564
LONG-TERM DEBT	7,936	7,934
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	528	545
Asset retirement obligation	1,819	1,792
Other	297	296
	2,644	2,633
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 415,315,787 and 414,125,879 shares issued, respectively	259	259
Paid-in capital	12,069	12,128
Accumulated deficit	(1,943)	(2,088)
Treasury stock, at cost, 33,169,135 and 33,171,015 shares, respectively	(2,887)	(2,887)
Accumulated other comprehensive income	4	4
APACHE SHAREHOLDERS’ EQUITY	7,502	7,416
Noncontrolling interest	1,367	1,375
TOTAL EQUITY	8,869	8,791
	$21,791	$21,922
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APACHE SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2016	$258	$12,364	$(3,385)	$(2,887)	$(112)	$6,238	$1,441	$7,679
Net income	—	—	213	—	—	213	54	267
Distributions to noncontrolling interest	—	—	—	—	—	—	(57)	(57)
Common dividends ($0.25 per share)	—	(95)	—	—	—	(95)	—	(95)
Other	—	36	(7)	—	—	29	—	29
BALANCE AT MARCH 31, 2017	$258	$12,305	$(3,179)	$(2,887)	$(112)	$6,385	$1,438	$7,823

BALANCE AT DECEMBER 31, 2017	$259	$12,128	$(2,088)	$(2,887)	$4	$7,416	$1,375	$8,791
Net income	—	—	145	—	—	145	61	206
Distributions to noncontrolling interest	—	—	—	—	—	—	(69)	(69)
Common dividends ($0.25 per share)	—	(96)	—	—	—	(96)	—	(96)
Other	—	37	—	—	—	37	—	37
BALANCE AT MARCH 31, 2018	$259	$12,069	$(1,943)	$(2,887)	$4	$7,502	$1,367	$8,869
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements discussed below. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which contains a summary of the Company’s significant accounting policies and other disclosures.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2018, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of its consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, with the exception of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (see “Revenue Recognition” section in this Note 1 below).
Use of Estimates
Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates with regard to these financial statements include the fair value determination of acquired assets and liabilities, the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom, the assessment of asset retirement obligations, the estimates of fair value for long-lived assets, and the estimate of income taxes. Actual results could differ from those estimates.
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
Recurring fair value measurements are presented in further detail in Note 4—Derivative Instruments and Hedging Activities and Note 8—Debt and Financing Costs.
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. The Company recorded no asset impairments in connection with fair value assessments in the first quarter of 2018. For the first quarter of 2017, the Company recorded asset impairments in connection with fair value assessments totaling $8 million for a United Kingdom (U.K.) Petroleum Revenue Tax (PRT) decommissioning asset that is no longer expected to be realizable from future abandonment activities in the North Sea.
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
When circumstances indicate that proved oil and gas properties may be impaired, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on Apache’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally estimated using the income approach described in ASC 820. If applicable, the Company utilizes prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a discount rate believed to be consistent with those applied by market participants. Apache has classified these fair value measurements as Level 3 in the fair value hierarchy.

The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved property and equipment for the first quarters of 2018 and 2017:

	Quarter Ended March 31,
	2018	2017
	(In millions)
Oil and Gas Property:
Proved	$—	$—
Unproved	16	15
On the statement of consolidated operations, unproved impairments are recorded in exploration expense, and proved impairments are recorded in impairments.
Gains and losses on significant divestitures are recognized in the statement of consolidated operations.
Revenue Recognition
On January 1, 2018, Apache adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. The Company elected to evaluate all contracts at the date of initial application. While there was no impact to the opening balance of retained earnings as a result of the adoption, certain items previously netted in revenue are now recognized as “Gathering, transmission, and processing” in the Company’s statement of consolidated operations. The amounts reclassified are immaterial to the financial statements, and prior comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. Adoption of the new standard is not anticipated to have a material impact on the Company’s net earnings on an ongoing basis.
The Company applies the provisions of ASC 606 for revenue recognition to contracts with customers. Sales of crude oil, natural gas, and natural gas liquids (NGLs) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, million Btu (MMBtu) of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Company’s right to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant.
Apache markets its own United States (U.S.) natural gas and crude oil production based on market-priced contracts. Typically, these contracts are adjusted for quality, transportation, and other market-reflective differentials. Since the Company’s production may fluctuate as a result of operational issues, it is occasionally necessary to purchase third-party oil and gas to fulfill sales obligations and commitments. Sales proceeds related to third-party purchased oil and gas are determined to be revenue from a customer. Proceeds for these volumes, which offset the associated purchase costs, totaled $104 million for the period ending March 31, 2018. Proceeds and costs are both recorded as “Other” under “Revenues and Other” in the statement of consolidated operations.
Internationally, Apache sells its North Sea crude oil under contracts with a market-based index price. Natural gas from the North Sea Beryl field is processed through the SAGE gas plant. The gas is sold to a third party at the St. Fergus entry point of the national grid on a National Balancing Point index price basis. Apache’s gas production in Egypt is sold primarily under an industry-pricing formula, a sliding scale based on Dated Brent crude oil with a minimum of $1.50 per MMBtu and a maximum of $2.65 per MMBtu, plus an upward adjustment for liquids content. The Company’s Egypt oil production is sold at prices equivalent to the export market.
The Company’s Egyptian operations are conducted pursuant to production sharing contracts under which contractor partners pay all operating and capital costs for exploring and developing the concessions. A percentage of the production, generally up to 40 percent, is available to contractor partners to recover these operating and capital costs over contractually defined periods. The balance of the production is split among the contractor partners and the Egyptian General Petroleum Corporation (EGPC) on a contractually defined basis. Additionally, the contractor partner’s income taxes, which remain the liability of the contractor partners under domestic law, are paid by EGPC on behalf of the contractor partners out of EGPC’s production entitlement. Income taxes paid to the Arab Republic of Egypt on behalf of Apache as contract partner are recognized as oil and gas sales revenue and income tax expense and reflected as production and estimated reserves. Revenues related to Egypt’s tax volumes are considered revenue from a non-customer.

For the period ending March 31, 2018, revenues from customers and revenues from non-customers were $1.7 billion and $155 million, respectively.
Apache records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Company routinely assesses the collectability of all material trade and other receivables. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. Receivables from contracts with customers, net of allowance for doubtful accounts, totaled $1.2 billion and $1.1 billion as of March 31, 2018 and December 31, 2017, respectively.
Apache has concluded that disaggregating revenue by geographic area and by product appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 11—Business Segment Information for a disaggregation of revenue by each product sold.
Practical Expedients and Exemptions
Apache does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or contracts for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation.
Apache will utilize the practical expedient to expense incremental costs of obtaining a contract if the expected amortization period is one year or less. Costs to obtain a contract with expected amortization periods of greater than one year will be recorded as an asset and will be recognized in accordance with ASC 340, “Other Assets and Deferred Costs.” Currently, the Company does not have contract assets related to incremental costs to obtain a contract.

New Pronouncements Issued But Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous GAAP. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted; however, the Company does not intend to early adopt. In January 2018, the FASB issued a proposed ASU update that would add a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. If finalized, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. In the normal course of business, the Company enters into various lease agreements for real estate, aircraft, and equipment related to its exploration and development activities that are currently accounted for as operating leases. At this time, the Company cannot reasonably estimate the financial impact this will have on its consolidated financial statements; however, the Company believes adoption and implementation of this ASU will significantly impact its balance sheet, resulting in an increase in both assets and liabilities relating to its leasing activities. As part of the assessment to date, the Company has formed an implementation work team, developed a project plan, educated departments affected by the standard, and continues to evaluate contracts and monitor updates to the new standard to determine the impact this ASU will have on its consolidated financial statements.

2.	ACQUISITIONS AND DIVESTITURES

2018 Activity
During the first quarter of 2018, Apache completed the sale of certain non-core assets, primarily in the Permian region, in multiple transactions for cash proceeds of $9 million. The Company recognized gains of approximately $7 million during the first quarter upon closing of these transactions.

Leasehold and Property Acquisitions
During the first quarter of 2018, Apache completed $12 million of leasehold and property acquisitions primarily in its U.S. onshore regions.

2017 Activity
During the first quarter of 2017, Apache completed the sale of certain non-core assets, primarily in the Permian region, in multiple transactions for cash proceeds of $466 million, subject to customary closing adjustments. A refundable deposit of $40 million was received in the fourth quarter of 2016 in connection with these transactions. The Company recognized gains of approximately $341 million during the first quarter upon closing of these transactions.

Leasehold and Property Acquisitions
During the first quarter of 2017, Apache completed $49 million of leasehold and property acquisitions primarily in its U.S. onshore regions.
3.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $363 million and $350 million at March 31, 2018 and December 31, 2017, respectively. The increase is primarily attributable to additional drilling activities during the period, partially offset by successful transfers and dry hole write-offs. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2017 were charged to dry hole expense during the three months ended March 31, 2018. Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether reserves can be attributed to these projects.

4.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Strategies
The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production. Apache manages the variability in its cash flows by occasionally entering into derivative transactions on a portion of its crude oil and natural gas production. The Company utilizes various types of derivative financial instruments to manage fluctuations in cash flows resulting from changes in commodity prices. Apache has elected not to designate any of its derivative contracts as cash flow hedges.
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2018, Apache had derivative positions with 14 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
Derivative Instruments
As of March 31, 2018, Apache had the following open crude oil derivative positions:

		Put Options(1)
Production Period	Settlement Index	Mbbls	Weighted Average Strike Price
April—December 2018	Dated Brent	2,750	$50.00
July—December 2018	Dated Brent	5,520	$58.00
July—December 2018	NYMEX WTI	5,520	$53.00

(1)	The remaining unamortized premium paid as of March 31, 2018, was $27 million.

		Fixed-Price Swaps		Collars			Call Options(2)
Production Period	Settlement Index	Mbbls	Weighted Average Fixed Price	Mbbls	Weighted Average Floor Price	Weighted Average Ceiling Price	Mbbls	Strike Price
April—June 2018	NYMEX WTI	1,365	$51.23	1,365	$45.00	$56.45	—	—
April—June 2018	Dated Brent	1,092	$54.57	1,092	$50.00	$58.77	—	—
April—December 2018	NYMEX WTI	—	—	5,088	$45.00	$57.00	5,088	$60.03

(2)	The remaining unamortized premium paid as of March 31, 2018, was $8 million.

As of March 31, 2018, Apache had the following open natural gas derivative positions:

		Fixed-Price Swaps
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Fixed Price
April—June 2018	NYMEX Henry Hub	28,210	$3.02
July—December 2018	NYMEX Henry Hub	33,580	$2.96
As of March 31, 2018, Apache had the following open natural gas financial basis swap contracts:

Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential
July—December 2018	NYMEX Henry Hub/Waha	33,120	$(0.53)
October—December 2018	NYMEX Henry Hub/Waha	1,380	$(0.51)
January—March 2019	NYMEX Henry Hub/Waha	1,350	$(0.54)
January—June 2019	NYMEX Henry Hub/Waha	32,580	$(0.53)
January—December 2019	NYMEX Henry Hub/Waha	14,600	$(0.45)

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

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
March 31, 2018
Assets:
Commodity Derivative Instruments	$—	$118	$—	$118	$(70)	$48
Liabilities:
Commodity Derivative Instruments	—	94	—	94	(70)	24
December 31, 2017
Assets:
Commodity Derivative Instruments	$—	$67	$—	$67	$(43)	$24
Liabilities:
Commodity Derivative Instruments	—	107	—	107	(43)	64

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.
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

	March 31, 2018	December 31, 2017
	(In millions)
Current Assets: Prepaid assets and other	$23	$8
Other Assets: Deferred charges and other	25	16
Total Assets	$48	$24

Current Liabilities: Other current liabilities	$24	$64
Total Liabilities	$24	$64

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended March 31,
	2018	2017
	(In millions)
Realized loss:
Derivative settlements	$(42)	$—
Amortization of call and put premium	(5)	—
Unrealized gain	49	—
Derivative instrument gain (losses), net	$2	$—
Derivative instrument gains and losses are recorded in “Other” under “Revenues and Other” in the Company’s statement of consolidated operations. Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations is reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument gain, net” in “Adjustments to reconcile net income to net cash provided by operating activities.”

5.	OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In millions)
Accrued operating expenses	$76	$72
Accrued exploration and development	811	802
Accrued compensation and benefits	46	115
Accrued interest	104	145
Accrued income taxes	41	55
Current asset retirement obligation	42	43
Other	114	141
Total other current liabilities	$1,234	$1,373

6.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the three-month period ended March 31, 2018:

(In millions)
Asset retirement obligation at December 31, 2017	$1,835
Liabilities incurred	7
Liabilities settled	(8)
Accretion expense	27
Asset retirement obligation at March 31, 2018	1,861
Less current portion	(42)
Asset retirement obligation, long-term	$1,819

7.	INCOME TAXES
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
During the first quarter of 2018, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. During the first quarter of 2017, Apache’s effective income tax rate was primarily impacted by gains on the sale of oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, and an increase in the amount of valuation allowance against its Canadian deferred tax assets.
On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. In 2018, the Internal Revenue Service (IRS) issued additional guidance related to the Act’s deemed repatriation of foreign earnings (i.e., transition inclusion). In light of this new guidance, the Company is reevaluating the tax impact of the transition inclusion in 2017. Tax benefit associated with the change in transition inclusion is likely to be fully offset by a change in the Company’s valuation allowance against its U.S. deferred tax assets. The Company has not revised any other 2017 provisional estimates under Staff Accounting Bulletin No. 118, but is continuing to gather information and awaits further guidance from the IRS, SEC and FASB on the Act.
Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is currently under IRS audit for the 2014-2016 tax years and is also under audit in various states and foreign jurisdictions as part of its normal course of business.

8.	DEBT AND FINANCING COSTS
The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Commercial paper and committed bank facilities	$—	$—	$—	$—
Notes and debentures	8,336	8,758	8,484	9,244
Total Debt	$8,336	$8,758	$8,484	$9,244
The Company’s debt is recorded at the carrying amount, net of related unamortized discount and deferred loan costs, on its consolidated balance sheet. When recorded, the carrying amount of the Company’s commercial paper, committed bank facilities, and uncommitted bank lines approximates fair value because the interest rates are variable and reflective of market rates. Apache uses a market approach to determine the fair value of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
The following table presents the carrying value of the Company’s debt as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In millions)
Debt before unamortized discount and deferred loan costs	$8,430	$8,580
Unamortized discount	(47)	(47)
Deferred loan costs	(47)	(49)
Total debt	8,336	8,484
Current maturities	(400)	(550)
Long-term debt	$7,936	$7,934

As of March 31, 2018, current debt included $400 million of 6.9% senior notes due September 15, 2018. As of December 31, 2017, current debt also included $150 million of 7.0% senior notes due February 1, 2018. On February 1, 2018, Apache’s 7.0% notes in original principal amount of $150 million matured and were repaid.

In March 2018, the Company entered into a revolving credit facility that matures in March 2023 (subject to Apache’s two, one-year extension options) with commitments totaling $4.0 billion. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent or any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of March 31, 2018. The facility is for general corporate purposes and committed borrowing capacity fully supports Apache’s commercial paper program. As of March 31, 2018, letters of credit aggregating approximately £129.1 million and no borrowings were outstanding under this facility. In connection with entry into this facility, Apache terminated $3.5 billion and £900 million in commitments under two former credit facilities and wrote off $4 million of associated deferred loan costs, which is included in “Financing costs, net” in the Company’s consolidated statement of operations.

The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of March 31, 2018, the Company had no commercial paper outstanding.

Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended March 31,
	2018	2017
	(In millions)
Interest expense	$112	$116
Amortization of deferred loan costs	5	2
Capitalized interest	(12)	(14)
Loss on extinguishment of debt	—	1
Interest income	(6)	(5)
Financing costs, net	$99	$100

9.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of March 31, 2018, the Company has an accrued liability of approximately $38 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on each of the Legal Matters described below, please see Note 10—Commitments and Contingencies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Argentine Environmental Claims and Argentina Tariff
No material change in the status of the YPF Sociedad Anónima and Pioneer Natural Resources Company indemnities matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Louisiana Restoration
As more fully described in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including Apache, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to its original condition, regardless of the value of the underlying property. From time to time restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material, except as noted. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While an adverse judgment against Apache is possible, Apache intends to actively defend these lawsuits and claims.

Starting in November of 2013 and continuing into 2018, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including Apache. These cases are pending in federal and state courts in Louisiana. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable state law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While an adverse judgment against Apache might be possible, Apache intends to vigorously oppose these claims.
No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Escheat Audits
In September 2010, the State of Delaware, Department of Finance, Division of Revenue (Unclaimed Property) (Delaware), notified Apache Corporation that Delaware’s consultant, Kelmar Associates, would examine Apache’s books and records and those of its subsidiaries and related entities to determine compliance with Delaware Escheat Laws. Delaware notified the Company that its audit was complete and the Company was able to resolve all audit issues for an amount that is not material to the Company.
Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The Court recently granted motions filed by Apache reducing the plaintiffs’ alleged damages to an amount that is not material to the Company. Apache believes that plaintiffs’ claims lack merit and will vigorously oppose the claims. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
California Litigation
On July 17, 2017, in three separate actions, San Mateo County, California, Marin County, California, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the state of California against over 30 oil, gas, and coal companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. On December 20, 2017, in two separate actions, the City of Santa Cruz and Santa Cruz County and in a separate action on January 22, 2018, the City of Richmond, filed similar lawsuits against many of the same defendants. The lawsuits were removed to federal court and then consolidated. Although the federal court remanded the lawsuits back to state court, it stayed its order of remand and certified the jurisdictional inquiry for appeal to the 9th Circuit Court of Appeals. Apache believes that the claims made against it are baseless and intends to vigorously defend these lawsuits.
Environmental Matters
As of March 31, 2018, the Company had an undiscounted reserve for environmental remediation of approximately $4 million. The Company is not aware of any environmental claims existing as of March 31, 2018, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

10.	CAPITAL STOCK
Net Income per Common Share
A reconciliation of the components of basic and diluted net income per common share for the quarters ended March 31, 2018 and 2017, is presented in the table below.

	For the Quarter Ended March 31,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$145	382	$0.38	$213	380	$0.56
Effect of Dilutive Securities:
Stock options and other	$—	2	$—	$—	3	$—
Diluted:
Income attributable to common stock	$145	384	$0.38	$213	383	$0.56

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 6.7 million and 8.4 million for the quarters ended March 31, 2018 and 2017, respectively.
Common Stock Dividends
For each of the quarters ended March 31, 2018, and 2017, Apache paid $95 million in dividends on its common stock.
Stock Repurchase Program
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through March 31, 2018, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company is not obligated to acquire any specific number of shares and has not purchased any shares during 2018.

11.	BUSINESS SEGMENT INFORMATION
Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil, and natural gas liquids. At March 31, 2018, the Company had production in three reporting segments: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity. Financial information for each area is presented below:

	United States	Canada(1)	Egypt(2,3)	North Sea	Other International	Total
	(In millions)
For the Quarter Ended March 31, 2018
Oil revenues	$552	$—	$569	$271	$—	$1,392
Natural gas revenues	106	—	88	24	—	218
Natural gas liquids revenues	111	—	3	4	—	118
Total Oil and Gas Production Revenues	$769	$—	$660	$299	$—	$1,728
Operating Income (Loss)(4)	$184	$—	$336	$68	$(1)	$587
Other Income (Expense):
Gain on divestitures, net						7
Other(5)						7
General and administrative						(114)
Financing costs, net						(99)
Income Before Income Taxes						$388
Total Assets	$13,927	$—	$4,813	$3,009	$42	$21,791

For the Quarter Ended March 31, 2017
Oil revenues	$397	$49	$486	$240	$—	$1,172
Natural gas revenues	85	45	102	23	—	255
Natural gas liquids revenues	70	8	3	4	—	85
Total Oil and Gas Production Revenues	$552	$102	$591	$267	$—	$1,512
Operating Income (Loss)(4)	$60	$(13)	$301	$38	$(21)	$365
Other Income (Expense):
Gain on divestitures, net						341
Other						25
General and administrative						(103)
Transaction, reorganization, and separation						10
Financing costs, net						(100)
Income Before Income Taxes						$538
Total Assets	$12,361	$1,556	$5,006	$3,634	$53	$22,610

(1)	Apache exited its Canadian operations in the third quarter of 2017.

(2)	Includes a noncontrolling interest in Egypt.

(3)	Includes revenue from non-customer of $139 million, $15 million, and $1 million for oil, natural gas, and natural gas liquids, respectively.

(4)
Operating income (loss) consists of oil and gas production revenues less lease operating expenses, gathering, transmission, and processing costs, taxes other than income, exploration costs, depreciation, depletion, and amortization, asset retirement obligation accretion, and impairments. The operating income of U.S. includes asset impairments totaling $16 million for the first quarter of 2018. The operating income of U.S. and North Sea includes asset impairments totaling $15 million and $8 million, respectively, for the first quarter of 2017.

(5)	Included in Other are sales proceeds related to U.S. third-party purchased oil and gas totaling $104 million for the period ending March 31, 2018, which are determined to be revenue from customers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Overview
Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. Apache currently has exploration and production operations in three geographic areas: the United States (U.S.), Egypt, and offshore the United Kingdom (U.K.) in the North Sea (North Sea). Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity. In the third quarter of 2017, Apache completed the sale of its Canadian operations.
Apache reported first quarter income of $145 million, or $0.38 per common share, compared to income of $213 million, or $0.56 per common share, in the first quarter of 2017. The decrease in net income compared to the prior-year quarter is primarily the result of higher gains from leasehold divestitures incurred in the prior period. Daily production in the first quarter of 2018 averaged 440 Mboe/d, a decrease of 8 percent from the comparative prior-year quarter as a result of the sale of Apache’s Canadian operations in the third quarter of 2017. Excluding Canada, Apache’s daily production increased 3 percent driven by the continued development of the Company’s Alpine High field and infrastructure.
The Company generated $615 million in cash from operating activities during the quarter, a 35 percent increase from the first quarter of last year driven by higher revenues from increased Permian production and stronger realized commodity prices. Apache ended the quarter with $1.1 billion of cash, while paying off $150 million of maturing debt and continuing its midstream infrastructure build-out. In addition, the Company entered into a new revolving credit facility during the quarter maturing in March 2023 that provides for greater financial flexibility and borrowing capacity.
Operating Highlights
Key operational highlights for the quarter include:
United States

•
U.S. onshore equivalent production increased 18 percent from the first quarter of 2017, a reflection of the success of the Midland Basin drilling program and the commencement and continued production ramp-up of the Company’s Alpine High development.

•
First quarter equivalent production from the Permian region, which accounts for 79 percent of Apache’s total U.S. production, increased 24 percent from the first quarter of 2017, which was driven by the Alpine High discovery and strong performance in the Midland Basin.

•	Drilling and infrastructure development activities continue at Alpine High; specifically:

◦	First production from the Alpine High play was achieved in early May 2017. Net production for the first quarter of 2018 averaged approximately 26.3 Mboe/d.

◦
Development continues to ramp-up steadily as the Company drills more development wells in the overall mix of its drilling program at Alpine High. Apache is now conducting key spacing and pattern tests, in addition to its ongoing retention drilling program.

◦
During the first quarter of 2018, Apache invested $120 million in Alpine High infrastructure, with development ongoing. Inception-to-date investment in Alpine High infrastructure as of quarter-end was $826 million.

International

•
The Egypt region averaged 14 rigs and drilled 29 gross wells during the first quarter of 2018. Net equivalent production decreased 10 percent from the first quarter 2017 despite an increase of one percent in gross production, a result of the impact of cost recovery volumes as a function of the Company’s production sharing contracts.

•
The North Sea region average daily production decreased 7 percent from the first quarter 2017 primarily as a result of downtime for compressor repairs at Beryl facilities, a third-party pipeline system outage at the Forties field, and weather.

•
In March the Company announced a significant oil discovery at the Garten prospect in the North Sea. The discovery well encountered more than 700 feet of net oil pay in stacked, high-quality Jurassic-aged sandstone reservoirs. The well is currently suspended pending tie-back to the Beryl Alpha platform and regulatory approvals, and Apache anticipates first production at the end of the fourth quarter in 2018. Apache has a 100 percent working interest in the Garten block.

Results of Operations
Oil and Gas Revenues
The table below presents revenues by geographic region and each region’s percent contribution to revenues for the first quarters of 2018 and 2017.

	For the Quarter Ended March 31,
	2018		2017
	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$552	40%	$397	34%
Canada	—	—	49	4%
North America	552	40%	446	38%
Egypt (1)	569	41%	486	42%
North Sea	271	19%	240	20%
International (1)	840	60%	726	62%
Total (1)	$1,392	100%	$1,172	100%
Total Natural Gas Revenues:
United States	$106	49%	$85	33%
Canada	—	—	45	18%
North America	106	49%	130	51%
Egypt (1)	88	40%	102	40%
North Sea	24	11%	23	9%
International (1)	112	51%	125	49%
Total (1)	$218	100%	$255	100%
Total Natural Gas Liquids (NGL) Revenues:
United States	$111	94%	$70	82%
Canada	—	—	8	10%
North America	111	94%	78	92%
Egypt (1)	3	3%	3	3%
North Sea	4	3%	4	5%
International (1)	7	6%	7	8%
Total (1)	$118	100%	$85	100%
Total Oil and Gas Revenues:
United States	$769	45%	$552	37%
Canada	—	—	102	6%
North America	769	45%	654	43%
Egypt (1)	660	38%	591	39%
North Sea	299	17%	267	18%
International (1)	959	55%	858	57%
Total (1)	$1,728	100%	$1,512	100%

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The table below presents the first-quarter 2018 and 2017 production and the relative increase or decrease from the prior period.

	For the Quarter Ended March 31,
	2018	Increase (Decrease)	2017
Oil Volume – b/d
United States	99,747	10%	90,728
Canada	—	NM	11,655
North America	99,747	(3)%	102,383
Egypt(1)(2)	95,270	(6)%	101,718
North Sea	46,348	(7)%	49,784
International	141,618	(7)%	151,502
Total	241,365	(5)%	253,885
Natural Gas Volume – Mcf/d
United States	488,544	33%	366,924
Canada	—	NM	215,617
North America	488,544	(16)%	582,541
Egypt(1)(2)	343,901	(16)%	407,194
North Sea	41,039	(7)%	43,928
International	384,940	(15)%	451,122
Total	873,484	(15)%	1,033,663
NGL Volume – b/d
United States	51,284	7%	47,999
Canada	—	NM	4,821
North America	51,284	(3)%	52,820
Egypt(1)(2)	937	(2)%	955
North Sea	1,168	—	1,172
International	2,105	(1)%	2,127
Total	53,389	(3)%	54,947
BOE per day(3)
United States	232,456	16%	199,881
Canada	—	NM	52,412
North America	232,456	(8)%	252,293
Egypt(2)	153,524	(10)%	170,539
North Sea(4)	54,356	(7)%	58,278
International	207,880	(9)%	228,817
Total	440,336	(8)%	481,110

(1)	Gross oil, natural gas, and NGL production in Egypt for the first quarter of 2018 and 2017 were as follows:

	For the Quarter Ended March 31,
	2018	2017
Oil (b/d)	202,209	193,817
Natural Gas (Mcf/d)	758,275	797,109
NGL (b/d)	1,475	1,472

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the first quarter of 2018 and 2017 of:

	For the Quarter Ended March 31,
	2018	2017
Oil (b/d)	31,774	33,910
Natural Gas (Mcf/d)	114,913	135,736
NGL (b/d)	312	318

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

(4)
Average sales volumes from the North Sea for the first quarter of 2018 and 2017 were 53,695 boe/d and 58,795 boe/d, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

NM — Not meaningful

Pricing

The table below presents first-quarter 2018 and 2017 pricing and the relative increase or decrease from the prior period.

	For the Quarter Ended March 31,
	2018	Increase (Decrease)	2017
Average Oil Price - Per barrel
United States	$61.60	26%	$48.72
Canada	—	NM	46.89
North America	61.60	27%	48.51
Egypt	66.30	25%	53.06
North Sea	65.87	25%	52.89
International	66.16	25%	53.00
Total	64.27	26%	51.20
Average Natural Gas Price - Per Mcf
United States	$2.40	(7)%	$2.57
Canada	—	NM	2.33
North America	2.40	(3)%	2.48
Egypt	2.85	3%	2.78
North Sea	6.60	13%	5.85
International	3.25	6%	3.07
Total	2.77	1%	2.74
Average NGL Price - Per barrel
United States	$24.02	49%	$16.14
Canada	—	NM	17.03
North America	24.02	48%	16.22
Egypt	36.19	(10)%	40.05
North Sea	42.82	9%	39.19
International	39.87	1%	39.58
Total	24.65	44%	17.13
NM — Not meaningful
Crude Oil Revenues Crude oil revenues for the first quarter of 2018 totaled $1.4 billion, a $220 million increase from the comparative 2017 quarter. A five percent decrease in average daily production reduced first-quarter 2018 revenues by $79 million compared to the prior-year quarter, while 26 percent higher average realized prices increased revenues by $299 million. Crude oil accounted for 81 percent of oil and gas production revenues and 55 percent of worldwide production in the first quarter of 2018. Crude oil prices realized in the first quarter of 2018 averaged $64.27 per barrel, compared with $51.20 per barrel in the comparative prior-year quarter.
Worldwide oil production decreased 12.5 Mb/d to 241.4 Mb/d in the first quarter of 2018 from the comparative prior-year period, primarily a result of Apache’s exit from Canada, partially offset by an increase in our Permian region on the success of the Midland Basin drilling program and commencement of Alpine High production.
Natural Gas Revenues Gas revenues for the first quarter of 2018 totaled $218 million, a $37 million decrease from the comparative 2017 quarter. A 15 percent decrease in average daily production reduced first-quarter revenues by $40 million compared to the prior-year quarter, while one percent higher average realized prices increased revenues by $3 million. Natural gas accounted for 13 percent of Apache’s oil and gas production revenues and 33 percent of its equivalent production during the first quarter of 2018.
Worldwide natural gas production decreased 160 MMcf/d to 873 MMcf/d in the first quarter of 2018 from the comparative prior-year period, primarily a result of Apache’s exit from Canada, partially offset by an increase from Alpine High production.

NGL Revenues NGL revenues for the first quarter of 2018 totaled $118 million, a $33 million increase from the comparative 2017 quarter. A three percent decrease in average daily production reduced first-quarter 2018 revenues by approximately $4 million compared to the prior-year quarter, while 44 percent higher average realized prices increased revenues by $37 million. The increase in realized prices is primarily the result of the reclassification of certain transportation charges from revenues to Gathering, Transmission, and Processing (GTP) expense as a result of the adoption of new revenue recognition rules effective January 1, 2018. NGLs accounted for 6 percent of Apache’s oil and gas production revenues and 12 percent of its equivalent production during the first quarter of 2018.
Worldwide production of NGLs decreased 1.6 Mb/d to 53.4 Mb/d in the first quarter of 2018 from the comparative prior-year period, primarily a result of Apache’s exit from Canada, partially offset by an increase from Alpine High production.
Operating Expenses
The table below presents a comparison of Apache’s expenses on an absolute dollar basis and a boe basis. Apache’s discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt.

	For the Quarter Ended March 31,
	2018	2017	2018	2017
	(In millions)		(Per boe)
Lease operating expenses(1)	$349	$336	$8.83	$7.76
Gathering, transmission, and processing(1)	81	57	2.01	1.28
Taxes other than income	55	42	1.39	0.98
Exploration	76	92	1.91	2.13
General and administrative	114	103	2.89	2.37
Transaction, reorganization, and separation	—	(10)	0.01	(0.22)
Depreciation, depletion, and amortization:
Oil and gas property and equipment(1)	518	538	13.10	12.40
Other assets	35	38	0.89	0.88
Asset retirement obligation accretion	27	36	0.67	0.83
Impairments	—	8	—	0.18
Financing costs, net	99	100	2.49	2.31

(1)	For expenses impacted by the timing of liftings in the North Sea, per-boe calculations are based on sales volumes rather than production volumes.
Lease Operating Expenses (LOE) LOE increased $13 million, or four percent, for the first quarter of 2018 on an absolute dollar basis relative to the comparable period of 2017. On a per-unit basis, LOE increased 14 percent to $8.83 per boe for the first quarter of 2018 compared to the prior-year period. The increase is primarily the result of workover activity in the North Sea Forties field and general cost increases in a higher commodity price environment. The increase on an absolute dollar basis was partially offset by the sale of Apache’s Canadian operations in the third quarter of 2017.
Gathering, Transmission, and Processing GTP costs totaled $81 million in the first quarter of 2018, an increase of $24 million from the first quarter of 2017. The increase is primarily the result of the reclassification of certain transportation charges from revenues to GTP expense as a result of the adoption of new revenue recognition rules effective January 1, 2018, as well as the ramp-up of operations at Alpine High and operating expense for associated infrastructure, partially offset by Apache’s exit from Canada.
Taxes other than Income Taxes other than income totaled $55 million for the first quarter of 2018, an increase of $13 million from the first quarter of 2017, primarily the result of a $12 million increase in severance taxes on higher commodity prices and increased U.S. production driven by the ramp-up of operations at Alpine High.

Exploration Expense Exploration expense includes unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. Exploration expenses in the first quarter of 2018 decreased $16 million compared to the prior-year period.
The following table presents a summary of exploration expense:

	For the Quarter Ended March 31,
	2018	2017
	(In millions)
Unproved leasehold impairments	$16	$15
Dry hole expense	20	52
Geological and geophysical expense	18	6
Exploration overhead and other	22	19
	$76	$92
Dry hole expense decreased $32 million in the first quarter from the prior-year quarter on activity primarily in the North Sea and Suriname. Geological and geophysical expense increased $12 million from the prior-year quarter driven by 3-D seismic acquisition in Egypt for the Khalda Extension 3 and various other concessions.
General and Administrative (G&A) Expenses G&A expense for the first quarter of 2018 was $11 million higher than the comparative 2017 period. The increase in G&A expense was primarily related to non-cash stock-based compensation expense, which was impacted by a change in vesting terms for certain retirement eligible employees.
Transaction, Reorganization, and Separation (TRS) Costs The Company recorded no TRS costs in the first quarter of 2018 compared to a benefit of $10 million in the comparative 2017 period, primarily a result of a reduction in the stock awards outstanding for former employees.
Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense of $518 million in the first quarter of 2018 decreased $20 million compared to the first quarter of 2017. The Company’s oil and gas property DD&A rate increased $0.70 per boe in the first quarter of 2018 compared to the comparable prior-year period. The primary factor driving lower absolute dollar expense was the Company’s exit from Canada.
Impairments The Company did not record any asset impairments in connection with fair value assessments in the first quarter of 2018. For the first quarter of 2017, the Company recorded asset impairments totaling $8 million for a U.K. PRT decommissioning asset that is no longer expected to be realizable from future abandonment activities in the North Sea. For more information regarding asset impairments, please refer to “Fair Value Measurements” within Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended March 31,
	2018	2017
	(In millions)
Interest expense	$112	$116
Amortization of deferred loan costs	5	2
Capitalized interest	(12)	(14)
Loss on extinguishment of debt	—	1
Interest income	(6)	(5)
Financing costs, net	$99	$100
Net financing costs remained relatively flat compared with the first quarter of 2017.

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
During the first quarter of 2018, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. During the first quarter of 2017, Apache’s effective income tax rate was primarily impacted by gains on the sale of oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, and an increase in the amount of valuation allowance against its Canadian deferred tax assets.
On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. In 2018, the Internal Revenue Service (IRS) issued additional guidance related to the Act’s deemed repatriation of foreign earnings (i.e., transition inclusion). In light of this new guidance, the Company is reevaluating the tax impact of the transition inclusion in 2017. Tax benefit associated with the change in transition inclusion is likely to be fully offset by a change in the Company’s valuation allowance against its U.S. deferred tax assets. The Company has not revised any other 2017 provisional estimates under Staff Accounting Bulletin No. 118, but is continuing to gather information and awaits further guidance from the IRS, SEC and FASB on the Act.
Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is currently under IRS audit for the 2014-2016 tax years and is also under audit in various states and foreign jurisdictions as part of its normal course of business.

Capital Resources and Liquidity
Operating cash flows are the Company’s primary source of liquidity. The Company may also elect to utilize available cash on hand, committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for all other liquidity and capital resource needs.
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
For additional information, please see Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Three Months Ended March 31,
	2018	2017
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$615	$455
Proceeds from sale of oil and gas properties	9	426
	624	881
Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$865	$464
Leasehold and property acquisitions	12	49
Payments on fixed-rate debt	150	70
Dividends paid	95	95
Distributions to noncontrolling interest	69	57
Other	24	2
	1,215	737
Increase (decrease) in cash and cash equivalents	$(591)	$144

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Net Cash Provided by Operating Activities Operating cash flows are Apache’s primary source of capital and liquidity and are impacted, both in the short term and the long term, by volatile oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, exploratory dry hole expense, asset impairments, asset retirement obligation (ARO) accretion, and deferred income tax expense.
Net cash provided by operating activities for the first three months of 2018 totaled $615 million, an increase of $160 million from the first three months of 2017. The increase primarily reflects higher commodity prices compared to the prior-year period.

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
Asset Divestitures The Company recorded proceeds from non-core asset divestitures, primarily in the Permian region, totaling $9 million and $426 million in the first three months of 2018 and 2017, respectively. For more information regarding the Company’s acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Capital Expenditures Worldwide exploration and development (E&D) cash expenditures for the first three months of 2018 totaled $737 million, compared to $322 million for the first three months of 2017. 2018 expenditures were primarily in the Permian region as Apache continues development of its Alpine High play. Apache operated an average of 34 drilling rigs during the first quarter of 2018.
Apache’s cash expenditures in GTP facilities totaled $128 million and $142 million in the first three months of 2018 and 2017, respectively, and primarily comprise investments in infrastructure for the Alpine High play.
Leasehold and Property Acquisitions Apache completed leasehold and property acquisitions totaling $12 million and $49 million during the first three months of 2018 and 2017, respectively.
Dividends For each of the three-month periods ended March 31, 2018 and 2017, the Company paid $95 million in dividends on its common stock.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	March 31, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents	$1,077	$1,668
Total debt	8,336	8,484
Equity	8,869	8,791
Available committed borrowing capacity	3,819	3,500
Cash and cash equivalents The Company had $1.1 billion in cash and cash equivalents as of March 31, 2018, compared to $1.7 billion at December 31, 2017. At March 31, 2018, approximately $630 million of the cash was held by foreign subsidiaries. The cash held by foreign subsidiaries should not be subject to additional U.S. income taxes if repatriated. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.
Debt As of March 31, 2018, outstanding debt, which consisted of notes and debentures, totaled $8.3 billion. Current debt as of March 31, 2018, included $400 million of 6.9% senior notes due September 15, 2018.

In March 2018, the Company entered into a revolving credit facility that matures in March 2023 (subject to Apache’s two, one-year extension options) with commitments totaling $4.0 billion. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent or any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of March 31, 2018. The facility is for general corporate purposes and committed borrowing capacity fully supports Apache’s commercial paper program. As of March 31, 2018, letters of credit aggregating approximately £129.1 million and no borrowings were outstanding under this facility. In connection with entry into this facility, Apache terminated $3.5 billion and £900 million in commitments under two former credit facilities and wrote off $4 million of associated deferred loan costs, which is included in “Financing costs, net” in the Company’s consolidated statement of operations.

The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of March 31, 2018, the Company had no commercial paper outstanding.
The Company was in compliance with the terms of its credit facilities as of March 31, 2018.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company’s average crude oil realizations have increased 26 percent to $64.27 per barrel in the first quarter of 2018 from $51.20 per barrel in the comparable period of 2017. The Company’s average natural gas price realizations have increased 1 percent to $2.77 per Mcf in the first quarter of 2018 from $2.74 per Mcf in the comparable period of 2017. Based on average daily production for the first quarter of 2018, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $22 million, and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the quarter by approximately $8 million.
Apache periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of March 31, 2018, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $75 million. A 10 percent increase in gas prices would decrease the asset by approximately $3 million, while a 10 percent decrease in prices would increase the asset by approximately $3 million. As of March 31, 2018, the Company had open oil derivatives not designated as cash flow hedges in a liability position with a fair value of $51 million. A 10 percent increase in oil prices would increase the liability by approximately $42 million, while a 10 percent decrease in prices would move the derivatives to an asset position with a fair value of $3 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2018. See Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $13 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of March 31, 2018.

ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (filed with the SEC on February 23, 2018) and Note 9—Commitments and Contingencies in the notes to the consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS
Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors since our annual report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through March 31, 2018, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company is not obligated to acquire any specific number of shares and has not purchased any additional shares during 2018.

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

3.3	–	Bylaws of Registrant, as amended May 11, 2017 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 16, 2017, SEC File No. 001-4300).
10.1	–
Credit Agreement, dated as of March 14, 2018, among Apache Corporation, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citibank, N.A., Royal Bank of Canada, HSBC Bank USA, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd, Wells Fargo Bank, National Association, Goldman Sachs Bank USA, The Toronto-Dominion Bank, New York Branch, and Mizuho Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 19, 2018, SEC File No. 001-4300).

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

APACHE CORPORATION

Dated:	May 3, 2018	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 3, 2018	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)