Form 10-Q
period 2018-06-30
APACHE CORP
filed 2018-08-02
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2018	382,485,953

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

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our second-quarter 2018 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$1,576	$1,050	$2,969	$2,222
Natural gas revenues	212	233	434	488
Natural gas liquids revenues	148	63	266	148
	1,936	1,346	3,669	2,858
Gain (loss) on divestitures	2	(21)	9	320
Other	(9)	59	(2)	84
	1,929	1,384	3,676	3,262
OPERATING EXPENSES:
Lease operating expenses	356	372	705	708
Gathering, transmission, and processing	82	48	168	105
Taxes other than income	49	29	104	71
Exploration	76	108	152	200
General and administrative	117	106	231	209
Transaction, reorganization, and separation	12	4	12	(6)
Depreciation, depletion, and amortization:
Oil and gas property and equipment	573	536	1,091	1,074
Other assets	35	36	70	74
Asset retirement obligation accretion	27	37	54	73
Impairments	—	—	—	8
Financing costs, net	94	99	193	199
	1,421	1,375	2,780	2,715
NET INCOME BEFORE INCOME TAXES	508	9	896	547
Current income tax provision	249	126	447	314
Deferred income tax benefit	(10)	(730)	(26)	(647)
NET INCOME INCLUDING NONCONTROLLING INTEREST	269	613	475	880
Net income attributable to noncontrolling interest	74	41	135	95
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$195	$572	$340	$785

NET INCOME PER COMMON SHARE:
Basic	$0.51	$1.50	$0.89	$2.06
Diluted	$0.51	$1.50	$0.88	$2.05
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	382	381	382	380
Diluted	385	383	384	383
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.25	$0.50	$0.50
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$475	$880
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument gain, net	(104)	(41)
Gain on divestitures	(9)	(320)
Exploratory dry hole expense and unproved leasehold impairments	73	152
Depreciation, depletion, and amortization	1,161	1,148
Asset retirement obligation accretion	54	73
Impairments	—	8
Deferred income tax benefit	(26)	(647)
Other	107	80
Changes in operating assets and liabilities:
Receivables	(101)	62
Inventories	(9)	20
Drilling advances	30	(20)
Deferred charges and other	69	(90)
Accounts payable	46	(37)
Accrued expenses	(45)	(86)
Deferred credits and noncurrent liabilities	7	24
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,728	1,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,572)	(883)
Leasehold and property acquisitions	(38)	(67)
Additions to gas gathering, transmission, and processing facilities	(284)	(274)
Proceeds from sale of Midale and House Mountain	—	228
Proceeds from sale of oil and gas properties	13	483
Other, net	(33)	(16)
NET CASH USED IN INVESTING ACTIVITIES	(1,914)	(529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on fixed-rate debt	(150)	(70)
Distributions to noncontrolling interest	(155)	(170)
Dividends paid	(191)	(190)
Other	(14)	43
NET CASH USED IN FINANCING ACTIVITIES	(510)	(387)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(696)	290
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,668	1,377
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$972	$1,667

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$200	$202
Income taxes paid, net of refunds	374	163
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2018	December 31, 2017
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$972	$1,668
Receivables, net of allowance	1,446	1,345
Inventories	361	368
Drilling advances	177	207
Prepaid assets and other	183	137
	3,139	3,725
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	40,644	39,197
Unproved properties and properties under development	1,807	1,783
Gathering, transmission and processing facilities	1,619	1,376
Other	1,062	1,046
	45,132	43,402
Less: Accumulated depreciation, depletion, and amortization	(26,796)	(25,643)
	18,336	17,759
OTHER ASSETS:
Deferred charges and other	435	438
	$21,910	$21,922
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$682	$641
Current debt	400	550
Other current liabilities (Note 5)	1,230	1,373
	2,312	2,564
LONG-TERM DEBT	7,937	7,934
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	518	545
Asset retirement obligation	1,845	1,792
Other	303	296
	2,666	2,633
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 415,627,712 and 414,125,879 shares issued, respectively	260	259
Paid-in capital	12,011	12,128
Accumulated deficit	(1,748)	(2,088)
Treasury stock, at cost, 33,168,561 and 33,171,015 shares, respectively	(2,887)	(2,887)
Accumulated other comprehensive income	4	4
APACHE SHAREHOLDERS’ EQUITY	7,640	7,416
Noncontrolling interest	1,355	1,375
TOTAL EQUITY	8,995	8,791
	$21,910	$21,922
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APACHE SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2016	$258	$12,364	$(3,385)	$(2,887)	$(112)	$6,238	$1,441	$7,679
Net income	—	—	785	—	—	785	95	880
Distributions to noncontrolling interest	—	—	—	—	—	—	(170)	(170)
Common dividends ($0.50 per share)	—	(190)	—	—	—	(190)	—	(190)
Other	1	72	(7)	—	—	66	—	66
BALANCE AT JUNE 30, 2017	$259	$12,246	$(2,607)	$(2,887)	$(112)	$6,899	$1,366	$8,265

BALANCE AT DECEMBER 31, 2017	$259	$12,128	$(2,088)	$(2,887)	$4	$7,416	$1,375	$8,791
Net income	—	—	340	—	—	340	135	475
Distributions to noncontrolling interest	—	—	—	—	—	—	(155)	(155)
Common dividends ($0.50 per share)	—	(191)	—	—	—	(191)	—	(191)
Other	1	74	—	—	—	75	—	75
BALANCE AT JUNE 30, 2018	$260	$12,011	$(1,748)	$(2,887)	$4	$7,640	$1,355	$8,995
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
As of June 30, 2018, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of its consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, with the exception of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (see “Revenue Recognition” section in this Note 1 below).
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
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. For the second quarter and six-month periods ended June 30, 2018, the Company recorded no asset impairments in connection with fair value assessments.
The Company recorded no asset impairments in connection with fair value assessments in the second quarter of 2017. For the six-month period ended June 30, 2017, the Company recorded asset impairments in connection with fair value assessments totaling $8 million for a United Kingdom (U.K.) Petroleum Revenue Tax (PRT) decommissioning asset that is no longer expected to be realizable from future abandonment activities in the North Sea.

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

The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved property and equipment for the second quarters and first six months of 2018 and 2017:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Oil and Gas Property:
Proved	$—	$—	$—	$—
Unproved	21	39	37	54
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
The Company applies the provisions of ASC 606 for revenue recognition to contracts with customers. Sales of crude oil, natural gas, and NGLs are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, million Btu (MMBtu) of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Company’s right to payment, and transfer of legal title. In each case, the term between delivery and when payments are due is not significant.
Apache markets its own United States (U.S.) natural gas and crude oil production based on market-priced contracts. Typically, these contracts are adjusted for quality, transportation, and other market-reflective differentials. Since the Company’s production may fluctuate as a result of operational issues, it is occasionally necessary to purchase third-party oil and gas to fulfill sales obligations and commitments. Sales proceeds related to third-party purchased oil and gas are determined to be revenue from a customer. Proceeds for these volumes, which offset the associated purchase costs, totaled $98 million and $202 million for the second quarter and first six months of 2018, respectively. Proceeds and costs are both recorded as “Other” under “Revenues and Other” in the statement of consolidated operations.
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

For the second quarter of 2018, revenues from customers and revenues from non-customers were $1.9 billion and $181 million, respectively. For the first six months of 2018, revenues from customers and revenues from non-customers were $3.5 billion and $336 million, respectively.
Apache records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Company routinely assesses the collectability of all material trade and other receivables. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. Receivables from contracts with customers, net of allowance for doubtful accounts, totaled $1.3 billion and $1.1 billion as of June 30, 2018 and December 31, 2017, respectively.
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
New Pronouncements Issued But Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous GAAP. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted; however, the Company does not intend to early adopt. In July 2018, the FASB issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. In the normal course of business, the Company enters into various lease agreements for real estate, aircraft, and equipment related to its exploration and development activities that are currently accounted for as operating leases. To track these lease arrangements and facilitate compliance with this ASU, the Company is in the process of implementing a third-party lease accounting software solution and designing processes and internal controls.   The Company continues to evaluate contracts, train departments affected by the standard, and monitor updates to the standard to determine the impact this ASU will have on its consolidated financial statements. At this time, the Company cannot reasonably estimate the financial impact this will have on its consolidated financial statements; however, the Company believes adoption and implementation of this ASU will significantly impact its balance sheet, resulting in an increase in both assets and liabilities relating to its leasing activities.

2.	ACQUISITIONS AND DIVESTITURES
2018 Activity
Divestitures
During the first six months of 2018, Apache completed the sale of certain non-core assets, primarily in the Permian region, in multiple transactions for cash proceeds of $13 million. The Company recognized gains of approximately $9 million during the first six months of 2018 upon the closing of these transactions.
Leasehold and Property Acquisitions
During the second quarter and first six months of 2018, Apache completed $26 million and $38 million, respectively, of leasehold and property acquisitions primarily in its U.S. onshore and Egypt regions.

2017 Activity
Canada Divestitures
On June 30, 2017, Apache completed the sale of its Canadian assets at Midale and House Mountain, located in Saskatchewan and Alberta, for aggregate cash proceeds of approximately $228 million. The Company recognized a $52 million loss during the second quarter of 2017 in association with this sale. The Company completed the sale and complete exit of its remaining Canadian operations in the third quarter of 2017.
U.S. Divestitures
During the first six months of 2017, Apache completed the sale of certain non-core assets, primarily in the Permian and Midcontinent/Gulf Coast regions, in multiple transactions for cash proceeds of $522 million, subject to customary closing adjustments. A refundable deposit of $40 million was received in the fourth quarter of 2016 in connection with certain of these transactions. The Company recognized gains of approximately $372 million during the first six months of 2017 in connection with these transactions.
Leasehold and Property Acquisitions
During the second quarter and first six months of 2017, Apache completed $18 million and $67 million, respectively, of leasehold and property acquisitions primarily in its U.S. onshore regions.
3.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $389 million and $350 million at June 30, 2018 and December 31, 2017, respectively. The increase is primarily attributable to additional drilling activities during the period, partially offset by successful transfers and dry hole write-offs. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2017 were charged to dry hole expense during the six months ended June 30, 2018. Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether reserves can be attributed to these projects.

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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2018, Apache had derivative positions with 15 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

Derivative Instruments
As of June 30, 2018, Apache had the following open crude oil derivative positions:

		Put Options(1)
Production Period	Settlement Index	Mbbls	Weighted Average Strike Price
July—December 2018	Dated Brent	7,360	$56.00
July—December 2018	NYMEX WTI	5,520	$53.00

(1)	The remaining unamortized premium paid as of June 30, 2018, was $25 million.

		Collars			Call Options(2)
Production Period	Settlement Index	Mbbls	Weighted Average Floor Price	Weighted Average Ceiling Price	Mbbls	Strike Price
July—December 2018	NYMEX WTI	3,404	$45.00	$57.00	3,404	$60.03

(2)	The remaining unamortized premium paid as of June 30, 2018, was $5 million.
As of June 30, 2018, Apache had the following open crude oil financial basis swap contracts:

Production Period	Settlement Index	Mbbls	Weighted Average Price Differential
October—December 2018	Midland-WTI/Cushing-WTI	1,380	$(9.23)
January—September 2019	Midland-WTI/Cushing-WTI	4,095	$(9.23)
October—December 2019	Midland-WTI/Cushing-WTI	1,380	$(3.72)

As of June 30, 2018, Apache had the following open natural gas derivative positions:

		Fixed-Price Swaps
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Fixed Price
July—December 2018	NYMEX Henry Hub	33,580	$2.96
As of June 30, 2018, Apache had the following open natural gas financial basis swap contracts:

Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential
July—December 2018	NYMEX Henry Hub/Waha	33,120	$(0.53)
October—December 2018	NYMEX Henry Hub/Waha	1,380	$(0.51)
January—March 2019	NYMEX Henry Hub/Waha	1,350	$(0.54)
January—June 2019	NYMEX Henry Hub/Waha	32,580	$(0.53)
January—December 2019	NYMEX Henry Hub/Waha	14,600	$(0.45)

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
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
June 30, 2018
Assets:
Commodity Derivative Instruments	$—	$124	$—	$124	$(46)	$78
Liabilities:
Commodity Derivative Instruments	—	50	—	50	(46)	4
December 31, 2017
Assets:
Commodity Derivative Instruments	$—	$67	$—	$67	$(43)	$24
Liabilities:
Commodity Derivative Instruments	—	107	—	107	(43)	64

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.
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

	June 30, 2018	December 31, 2017
	(In millions)
Current Assets: Prepaid assets and other	$74	$8
Other Assets: Deferred charges and other	4	16
Total Assets	$78	$24

Current Liabilities: Other current liabilities	$2	$64
Noncurrent Liabilities: Other	2	—
Total Liabilities	$4	$64

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Realized loss:
Derivative settlements	$(75)	$—	$(117)	$—
Amortization of call and put premium	(5)	—	(10)	—
Unrealized gain	55	41	104	41
Derivative instrument gain (losses), net	$(25)	$41	$(23)	$41
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

5.	OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In millions)
Accrued operating expenses	$76	$72
Accrued exploration and development	603	680
Accrued gathering, transmission, and processing	70	122
Accrued compensation and benefits	90	115
Accrued interest	141	145
Accrued income taxes	110	55
Current asset retirement obligation	38	43
Other	102	141
Total other current liabilities	$1,230	$1,373

6.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the six-month period ended June 30, 2018:

(In millions)
Asset retirement obligation at December 31, 2017	$1,835
Liabilities incurred	18
Liabilities settled	(24)
Accretion expense	54
Asset retirement obligation at June 30, 2018	1,883
Less current portion	(38)
Asset retirement obligation, long-term	$1,845

7.	INCOME TAXES
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

During the second quarter of 2018, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter of 2017, Apache’s effective income tax rate was primarily impacted by the decrease in deferred taxes associated with its investments in foreign subsidiaries, gains on the sale of oil and gas properties and an increase in the amount of valuation allowance on Canadian deferred tax assets.
Apache’s 2018 year-to-date effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. Apache’s 2017 year-to-date effective income tax rate was primarily impacted by the decrease in deferred taxes associated with its investments in foreign subsidiaries, gains on the sale of oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, and an increase in the amount of valuation allowance on Canadian deferred tax assets.
On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. In 2018, the Internal Revenue Service (IRS) issued additional guidance related to the Act’s deemed repatriation of foreign earnings (i.e., transition inclusion). In light of this new guidance, the Company continues to reevaluate the tax impact of the transition inclusion in 2017. Tax benefit associated with the change in transition inclusion is likely to be fully offset by a change in the Company’s valuation allowance against its U.S. deferred tax assets. The Company has not revised any other 2017 provisional estimates under Staff Accounting Bulletin No. 118, but is continuing to gather information and awaits further guidance from the IRS, SEC and FASB on the Act.
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
The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Commercial paper and committed bank facilities	$—	$—	$—	$—
Notes and debentures	8,337	8,507	8,484	9,244
Total Debt	$8,337	$8,507	$8,484	$9,244
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
The following table presents the carrying value of the Company’s debt as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In millions)
Debt before unamortized discount and deferred loan costs	$8,430	$8,580
Unamortized discount	(46)	(47)
Deferred loan costs	(47)	(49)
Total debt	8,337	8,484
Current maturities	(400)	(550)
Long-term debt	$7,937	$7,934

As of June 30, 2018, current debt included $400 million of 6.9% senior notes due September 15, 2018. As of December 31, 2017, current debt also included $150 million of 7.0% senior notes due February 1, 2018 that matured and were repaid on February 1, 2018.

In March 2018, the Company entered into a revolving credit facility that matures in March 2023 (subject to Apache’s two, one-year extension options) with commitments totaling $4.0 billion. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of June 30, 2018. The facility is for general corporate purposes and committed borrowing capacity fully supports Apache’s commercial paper program. As of June 30, 2018, letters of credit aggregating approximately £129.1 million and no borrowings were outstanding under this facility. In connection with entry into this facility, Apache terminated $3.5 billion and £900 million in commitments under two former credit facilities and wrote off $4 million of associated deferred loan costs, which is included in “Financing costs, net” in the Company’s consolidated statement of operations.

The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of June 30, 2018, the Company had no commercial paper outstanding.
Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Interest expense	$110	$115	$222	$231
Amortization of deferred loan costs	1	2	6	4
Capitalized interest	(13)	(13)	(25)	(27)
Loss on extinguishment of debt	—	—	—	1
Interest income	(4)	(5)	(10)	(10)
Financing costs, net	$94	$99	$193	$199

9.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of June 30, 2018, the Company has an accrued liability of approximately $35 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Starting in November of 2013 and continuing into 2018, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including Apache. These cases have all been removed to federal court after having once been remanded back to state court. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While an adverse judgment against Apache might be possible, Apache intends to vigorously oppose these claims.
No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The Court granted motions filed by Apache reducing the plaintiffs’ alleged damages to an amount that is not material to the Company. Apache believes that plaintiffs’ claims lack merit and will vigorously oppose the claims. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
California Litigation
On July 17, 2017, in three separate actions, San Mateo County, California, Marin County, California, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the state of California against over 30 oil, gas, and coal companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. On December 20, 2017, in two separate actions, the City of Santa Cruz, California and Santa Cruz County, California and in a separate action on January 22, 2018, the City of Richmond, California, filed similar lawsuits against many of the same defendants. The lawsuits were removed to federal court and then consolidated. Although the federal court remanded the lawsuits back to state court, it stayed its order of remand and certified the jurisdictional inquiry for appeal to the 9th Circuit Court of Appeals. Apache believes that the claims made against it are baseless and intends to vigorously defend these lawsuits.

Environmental Matters
As of June 30, 2018, the Company had an undiscounted reserve for environmental remediation of approximately $4 million. The Company is not aware of any environmental claims existing as of June 30, 2018, that have not been provided for or that would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

10.	CAPITAL STOCK
Net Income per Common Share
A reconciliation of the components of basic and diluted net income per common share for the quarters and six months ended June 30, 2018 and 2017, is presented in the table below.

	For the Quarter Ended June 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$195	382	$0.51	$572	381	$1.50
Effect of Dilutive Securities:
Stock options and other	$—	3	$—	$—	2	$—
Diluted:
Income attributable to common stock	$195	385	$0.51	$572	383	$1.50

	For the Six Months Ended June 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$340	382	$0.89	$785	380	$2.06
Effect of Dilutive Securities:
Stock options and other	$—	2	$(0.01)	$—	3	$(0.01)
Diluted:
Income attributable to common stock	$340	384	$0.88	$785	383	$2.05
The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 5.9 million and 8.5 million for the quarters ended June 30, 2018 and 2017, respectively, and 6.4 million and 8.6 million for the six months ended June 30, 2018 and 2017, respectively.
Common Stock Dividends
For the quarters ended June 30, 2018 and 2017, Apache paid $96 million and $95 million, respectively, in dividends on its common stock. For the six months ended June 30, 2018 and 2017, the Company paid $191 million and $190 million, respectively.
Stock Repurchase Program
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through June 30, 2018, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company is not obligated to acquire any specific number of shares and has not purchased any shares during 2018.

11.	BUSINESS SEGMENT INFORMATION
Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil, and natural gas liquids. At June 30, 2018, the Company had production in three reporting segments: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity. Financial information for each area is presented below:

	United States	Canada(1)	Egypt(2,3)	North Sea	Other International	Total
	(In millions)
For the Quarter Ended June 30, 2018
Oil revenues	$607	$—	$649	$320	$—	$1,576
Natural gas revenues	96	—	89	27	—	212
Natural gas liquids revenues	139	—	4	5	—	148
Total Oil and Gas Production Revenues	$842	$—	$742	$352	$—	$1,936
Operating Income (Loss)(4)	$192	$—	$401	$146	$(1)	$738
Other Income (Expense):
Gain on divestitures, net						2
Other(5)						(9)
General and administrative						(117)
Transaction, reorganization, and separation						(12)
Financing costs, net						(94)
Income Before Income Taxes						$508

For the Six Months Ended June 30, 2018
Oil revenues	$1,160	$—	$1,218	$591	$—	$2,969
Natural gas revenues	206	—	177	51	—	434
Natural gas liquids revenues	250	—	7	9	—	266
Total Oil and Gas Production Revenues	$1,616	$—	$1,402	$651	$—	$3,669
Operating Income (Loss)(4)	$376	$—	$737	$214	$(2)	$1,325
Other Income (Expense):
Gain on divestitures, net						9
Other(5)						(2)
General and administrative						(231)
Transaction, reorganization, and separation						(12)
Financing costs, net						(193)
Income Before Income Taxes						$896
Total Assets	$14,250	$—	$4,471	$3,148	$41	$21,910

	United States	Canada(1)	Egypt(2,3)	North Sea	Other International	Total
	(In millions)
For the Quarter Ended June 30, 2017
Oil revenues	$355	$47	$423	$225	$—	$1,050
Natural gas revenues	84	40	95	14	—	233
Natural gas liquids revenues	52	6	3	2	—	63
Total Oil and Gas Production Revenues	$491	$93	$521	$241	$—	$1,346
Operating Income (Loss)(6)	$(17)	$(18)	$213	$4	$(2)	$180
Other Income (Expense):
Loss on divestitures, net						(21)
Other						59
General and administrative						(106)
Transaction, reorganization, and separation						(4)
Financing costs, net						(99)
Income Before Income Taxes						$9

For the Six Months Ended June 30, 2017
Oil revenues	$752	$96	$909	$465	$—	$2,222
Natural gas revenues	169	85	197	37	—	488
Natural gas liquids revenues	122	14	6	6	—	148
Total Oil and Gas Production Revenues	$1,043	$195	$1,112	$508	$—	$2,858
Operating Income (Loss)(6)	$43	$(31)	$514	$42	$(23)	$545
Other Income (Expense):
Gain on divestitures, net						320
Other						84
General and administrative						(209)
Transaction, reorganization, and separation						6
Financing costs, net						(199)
Income Before Income Taxes						$547
Total Assets	$12,530	$1,476	$4,778	$3,772	$46	$22,602

(1)	Apache exited its Canadian operations in the third quarter of 2017.

(2)	Includes a noncontrolling interest in Egypt.

(3)
Includes revenue from non-customer of $165 million, $15 million, and $1 million for oil, natural gas, and natural gas liquids, respectively, for the second quarter of 2018, and $304 million, $30 million, and $2 million, for oil, natural gas, and natural gas liquids, respectively, for the first six months of 2018.

(4)
Operating income (loss) consists of oil and gas production revenues less lease operating expenses, gathering, transmission, and processing costs, taxes other than income, exploration costs, depreciation, depletion, and amortization, asset retirement obligation accretion, and impairments. The operating income of U.S. includes leasehold impairments totaling $21 million for the second quarter of 2018. The operating income of U.S. includes leasehold impairments totaling $37 million for the first six months of 2018.

(5)
Included in Other are sales proceeds related to U.S. third-party purchased oil and gas totaling $98 million and $202 million for the second quarter and first six months of 2018, respectively, which are determined to be revenue from customers.

(6)
The operating income (loss) of U.S. and Canada includes leasehold impairments totaling $38 million and $1 million, respectively, for the second quarter of 2017. The operating income (loss) of U.S., Canada and North Sea includes leasehold and other asset impairments totaling $52 million, $2 million, and $8 million, respectively, for the first six months of 2017.

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
Apache reported second quarter net income of $195 million, or $0.51 per common share, compared to net income of $572 million, or $1.50 per common share, in the second quarter of 2017. The decrease in net income compared to the prior-year quarter is primarily the result of a $674 million deferred income tax benefit recorded in the second quarter of 2017 associated with the sale of Apache’s Canadian operations. Income before taxes increased $499 million between the periods. Daily production in the second quarter of 2018 averaged 464 Mboe/d, an increase of 1 percent from the comparative prior-year quarter. Excluding Canada, Apache’s daily production increased 13 percent driven by the continued development of the Company’s Alpine High field and infrastructure.
The Company generated $1.7 billion in cash from operating activities during the first six months of 2018, a 43 percent increase from the comparable prior-year period driven by higher revenues from increased Permian production and stronger realized commodity prices. Apache ended the quarter with $1.0 billion of cash, while continuing its midstream infrastructure build-out and paying down $150 million of debt.
During the first half of 2018, Apache invested approximately $1.5 billion in its upstream operations, excluding noncontrolling interest, and $243 million in Alpine High midstream. The Company anticipates maintaining this investment pace in the second half of the year, bringing full-year 2018 capital investment outlook to approximately $3.4 billion, an increase of $400 million from prior guidance. The majority of this incremental capital is being directed to the Permian, where Apache is increasing investment to align and optimize its drilling and completion program.
Realized oil prices have been considerably higher than budgeted this year, particularly Dated Brent, which has provided the cash flow to reinvest in the Company’s core assets and generate high rates of return without a material impact on its balance sheet.
Operating Highlights
Key operational highlights for the quarter include:
United States

•
U.S. onshore equivalent production increased 33 percent from the second quarter of 2017, a reflection of the success of the Midland Basin drilling program and the commencement and continued production ramp-up of the Company’s Alpine High development.

•
Second-quarter equivalent production from the Permian region, which accounts for 79 percent of Apache’s total U.S. production, increased 39 percent from the second quarter of 2017, driven by the Alpine High discovery and strong performance in the Midland Basin. Crude oil production in the region increased 25 percent between the comparative quarters.

•	Drilling and infrastructure development activities continue at Alpine High; specifically:

◦	First production from the Alpine High play was achieved in early May 2017. Net production for the second quarter of 2018 averaged approximately 32.1 Mboe/d.

◦
Development continues to ramp-up steadily as the Company drills more development wells in the overall mix of its drilling program at Alpine High. Apache is now conducting key spacing and pattern tests in addition to its ongoing retention drilling program.

◦
During the second quarter of 2018, Apache invested $123 million in Alpine High infrastructure, with development ongoing. Inception-to-date investment in Alpine High infrastructure as of quarter-end was $949 million.

◦
The Company is in the process of evaluating opportunities for monetizing its Alpine High midstream assets, including options for minority interests in transportation projects from the Permian Basin to the Gulf Coast.

International

•
The Egypt region averaged 13 rigs and drilled 35 gross wells during the second quarter of 2018. Net equivalent production decreased 5 percent from the second quarter 2017 despite an increase of 2 percent in gross production, a result of the impact of higher Brent oil prices on cost recovery volumes as a function of the Company’s production sharing contracts.

•
In Egypt, Apache completed the acquisition of 650,000 additional gross acres in the East Bahariya area. The contract provides a 6-year term for exploration on the concession, which is located close to existing production. Apache plans to commence exploration drilling in the third quarter of 2018.

•	The North Sea region average daily production remained relatively flat compared with the second quarter of 2017 primarily as a result of production from new wells offsetting natural decline.

Results of Operations
Oil and Gas Revenues
The table below presents the second-quarter and year-to-date 2018 and 2017 revenues by geographic region and each region’s percent contribution to revenues.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$607	39%	$355	34%	$1,160	39%	$752	34%
Canada	—	—	47	4%	—	—	96	4%
North America	607	39%	402	38%	1,160	39%	848	38%
Egypt (1)	649	41%	423	40%	1,218	41%	909	41%
North Sea	320	20%	225	22%	591	20%	465	21%
International (1)	969	61%	648	62%	1,809	61%	1,374	62%
Total (1)	$1,576	100%	$1,050	100%	$2,969	100%	$2,222	100%
Total Natural Gas Revenues:
United States	$96	45%	$84	36%	$206	47%	$169	35%
Canada	—	—	40	17%	—	—	85	17%
North America	96	45%	124	53%	206	47%	254	52%
Egypt (1)	89	42%	95	41%	177	41%	197	40%
North Sea	27	13%	14	6%	51	12%	37	8%
International (1)	116	55%	109	47%	228	53%	234	48%
Total (1)	$212	100%	$233	100%	$434	100%	$488	100%
Total Natural Gas Liquids (NGL) Revenues:
United States	$139	94%	$52	83%	$250	94%	$122	82%
Canada	—	—	6	9%	—	—	14	10%
North America	139	94%	58	92%	250	94%	136	92%
Egypt (1)	4	3%	3	5%	7	3%	6	4%
North Sea	5	3%	2	3%	9	3%	6	4%
International (1)	9	6%	5	8%	16	6%	12	8%
Total (1)	$148	100%	$63	100%	$266	100%	$148	100%
Total Oil and Gas Revenues:
United States	$842	43%	$491	36%	$1,616	44%	$1,043	36%
Canada	—	—	93	7%	—	—	195	7%
North America	842	43%	584	43%	1,616	44%	1,238	43%
Egypt (1)	742	39%	521	39%	1,402	38%	1,112	39%
North Sea	352	18%	241	18%	651	18%	508	18%
International (1)	1,094	57%	762	57%	2,053	56%	1,620	57%
Total (1)	$1,936	100%	$1,346	100%	$3,669	100%	$2,858	100%

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The table below presents the second-quarter and year-to-date 2018 and 2017 production and the relative increase or decrease from the prior period.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Oil Volume – b/d
United States	105,163	22%	86,071	102,470	16%	88,386
Canada	—	NM	11,638	—	NM	11,647
North America	105,163	8%	97,709	102,470	2%	100,033
Egypt(1)(2)	96,185	(1)%	96,961	95,730	(4)%	99,327
North Sea	46,150	(4)%	48,091	46,249	(5)%	48,933
International	142,335	(2)%	145,052	141,979	(4)%	148,260
Total	247,498	2%	242,761	244,449	(2)%	248,293
Natural Gas Volume – Mcf/d
United States	547,777	50%	364,052	518,324	42%	365,481
Canada	—	NM	205,408	—	NM	210,484
North America	547,777	(4)%	569,460	518,324	(10)%	575,965
Egypt(1)(2)	340,991	(11)%	383,296	342,438	(13)%	395,179
North Sea	43,297	26%	34,348	42,174	8%	39,111
International	384,288	(8)%	417,644	384,612	(11)%	434,290
Total	932,065	(6)%	987,104	902,936	(11)%	1,010,255
NGL Volume – b/d
United States	59,036	26%	47,029	55,182	16%	47,511
Canada	—	NM	4,365	—	NM	4,592
North America	59,036	15%	51,394	55,182	6%	52,103
Egypt(1)(2)	1,127	28%	880	1,033	13%	917
North Sea	1,104	49%	741	1,135	19%	955
International	2,231	38%	1,621	2,168	16%	1,872
Total	61,267	16%	53,015	57,350	6%	53,975
BOE per day(3)
United States	255,495	32%	193,775	244,039	24%	196,811
Canada	—	NM	50,238	—	NM	51,319
North America	255,495	5%	244,013	244,039	(2)%	248,130
Egypt(2)	154,144	(5)%	161,724	153,836	(7)%	166,107
North Sea(4)	54,470	—	54,556	54,413	(4)%	56,407
International	208,614	(4)%	216,280	208,249	(6)%	222,514
Total	464,109	1%	460,293	452,288	(4)%	470,644

(1)	Gross oil, natural gas, and NGL production in Egypt for the second quarter and six-month period of 2018 and 2017 were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Oil (b/d)	206,296	195,293	204,264	194,559
Natural Gas (Mcf/d)	801,727	825,947	780,121	811,608
NGL (b/d)	1,719	1,545	1,598	1,509

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the second quarter and six-month period of 2018 and 2017 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Oil (b/d)	32,066	32,562	31,921	33,232
Natural Gas (Mcf/d)	113,846	128,696	114,377	132,197
NGL (b/d)	376	293	344	306

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

(4)
Average sales volumes from the North Sea for the second quarter of 2018 and 2017 were 56,516 boe/d and 57,905 boe/d, respectively, and 55,113 boe/d and 58,347 boe/d for the first six months of 2018 and 2017, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

NM — Not meaningful

Pricing
The table below presents second-quarter and year-to-date 2018 and 2017 pricing and the relative increase or decrease from the prior period.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Average Oil Price - Per barrel
United States	$63.27	40%	$45.18	$62.54	33%	$46.99
Canada	—	NM	44.52	—	NM	45.70
North America	63.27	40%	45.10	62.54	34%	46.84
Egypt	74.14	55%	47.98	70.26	39%	50.57
North Sea	73.05	52%	48.21	69.58	38%	50.51
International	73.78	54%	48.06	70.04	39%	50.55
Total	69.35	48%	46.89	66.90	36%	49.06
Average Natural Gas Price - Per Mcf
United States	$1.94	(23)%	$2.53	$2.20	(14)%	$2.55
Canada	—	NM	2.14	—	NM	2.24
North America	1.94	(19)%	2.39	2.20	(10)%	2.44
Egypt	2.85	4%	2.73	2.85	4%	2.75
North Sea	6.82	50%	4.54	6.71	27%	5.27
International	3.29	14%	2.88	3.27	10%	2.98
Total	2.50	(4)%	2.60	2.65	(1)%	2.67
Average NGL Price - Per barrel
United States	$26.03	112%	$12.26	$25.10	77%	$14.21
Canada	—	NM	15.99	—	NM	16.53
North America	26.03	107%	12.58	25.10	74%	14.42
Egypt	40.80	31%	31.11	38.72	8%	35.74
North Sea	44.71	95%	22.92	43.75	33%	32.85
International	42.73	56%	27.37	41.35	21%	34.26
Total	26.64	104%	13.03	25.72	70%	15.10
NM — Not meaningful
Crude Oil Revenues Crude oil revenues for the second quarter of 2018 totaled $1.6 billion, a $526 million increase from the comparative 2017 quarter. A 48 percent increase in average realized prices increased second-quarter 2018 revenues by $504 million compared to the prior-year quarter, while 2 percent higher average daily production increased revenues by $22 million. Crude oil accounted for 81 percent of oil and gas production revenues and 53 percent of worldwide production in the second quarter of 2018. Crude oil prices realized in the second quarter of 2018 averaged $69.35 per barrel, compared with $46.89 per barrel in the comparative prior-year quarter.
Worldwide oil production increased 4.7 Mb/d to 247.5 Mb/d in the second quarter of 2018 from the comparative prior-year period, primarily a result of an increase in Apache’s Permian region on the success of the Midland and Delaware basin drilling programs.
Natural Gas Revenues Gas revenues for the second quarter of 2018 totaled $212 million, a $21 million decrease from the comparative 2017 quarter. A 4 percent decrease in average realized prices decreased second-quarter revenues by $9 million compared to the prior-year quarter, while 6 percent lower average daily production decreased revenues by $12 million. Natural gas accounted for 11 percent of Apache’s oil and gas production revenues and 33 percent of its equivalent production during the second quarter of 2018.

Worldwide natural gas production decreased 55 MMcf/d to 932 MMcf/d in the second quarter of 2018 from the comparative prior-year period, primarily a result of Apache’s exit from Canada and natural decline in Egypt due to lower drilling activity, partially offset by an increase from Alpine High production.
NGL Revenues NGL revenues for the second quarter of 2018 totaled $148 million, an $85 million increase from the comparative 2017 quarter. A 104 percent increase in average realized prices increased second-quarter 2018 revenues by approximately $66 million compared to the prior-year quarter, while 16 percent higher average daily production increased revenues by approximately $19 million. The increase in realized prices is primarily the result of the reclassification of certain transportation charges from revenues to Gathering, Transmission, and Processing (GTP) expense as a result of the adoption of new revenue recognition rules effective January 1, 2018. NGLs accounted for 8 percent of Apache’s oil and gas production revenues and 14 percent of its equivalent production during the second quarter of 2018.
Worldwide production of NGLs increased 8.3 Mb/d to 61.3 Mb/d in the second quarter of 2018 from the comparative prior-year period, primarily a result of the commencement of Alpine High production, partially offset by a decrease from Apache’s exit from Canada.
Year-to-Date 2018 compared to Year-to-Date 2017
Crude Oil Revenues Crude oil revenues for the first six months of 2018 totaled $3.0 billion, a $747 million increase from the comparative 2017 period. A 36 percent increase in average realized prices increased 2018 oil revenues by $808 million compared to the prior-year period, while 2 percent lower average daily production decreased revenues by $61 million. Crude oil accounted for 81 percent of oil and gas production revenues and 54 percent of worldwide production for the first six months of 2018, compared to 78 percent and 53 percent, respectively, for the 2017 period. Crude oil prices realized in the first six months of 2018 averaged $66.90 per barrel, compared with $49.06 per barrel in the comparative prior-year period.
Worldwide production decreased 3.8 Mb/d to 244.4 Mb/d in the first six months of 2018 from the comparative prior-year period, primarily a result of a decrease from Apache’s exit from Canada, partially offset by an increase in its Permian region on the success of the Midland and Delaware basin drilling programs.
Natural Gas Revenues Gas revenues for the first six months of 2018 totaled $434 million, a $54 million decrease from the comparative 2017 period. A 1 percent decrease in average realized prices decreased 2018 natural gas revenues by $3 million compared to the prior-year period, while 11 percent lower average daily production decreased revenues by $51 million. Natural gas accounted for 12 percent of the Company’s oil and gas production revenues and 33 percent of Apache’s equivalent production for the first six months of 2018, compared to 17 percent and 36 percent, respectively, for the 2017 period.
Worldwide natural gas production decreased 107.3 MMcf/d to 903 MMcf/d in the first six months of 2018 from the comparative prior-year period, primarily a result of Apache’s exit from Canada and natural decline in Egypt due to lower drilling activity, partially offset by an increase from Alpine High production.
NGL Revenues NGL revenues for the first six months of 2018 totaled $266 million, a $118 million increase from the comparative 2017 period. A 70 percent increase in average realized prices increased 2018 NGL revenues by $103 million compared to the prior-year period, while 6 percent higher average daily production increased revenues by $15 million. The increase in realized prices is primarily the result of the reclassification of certain transportation charges from revenues to GTP expense as a result of the adoption of new revenue recognition rules effective January 1, 2018. NGLs accounted for nearly 7 percent of the Company’s oil and gas production revenues and 13 percent of Apache’s equivalent production for the first six months of 2018, compared to 5 percent and 11 percent, respectively, for the 2017 period.
Worldwide production of NGLs increased 3.4 Mb/d to 57.4 Mb/d in the first six months of 2018 from the comparative prior-year period, primarily as a result of the commencement of Alpine High production, partially offset by a decrease from Apache’s exit from Canada.

Operating Expenses
The table below presents a comparison of Apache’s expenses on an absolute dollar basis and a boe basis. Apache’s discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In millions)		(Per boe)		(In millions)		(Per boe)
Lease operating expenses(1)	$356	$372	$8.39	$8.81	$705	$708	$8.60	$8.27
Gathering, transmission, and processing(1)	82	48	1.95	1.19	168	105	2.04	1.24
Taxes other than income	49	29	1.16	0.68	104	71	1.27	0.83
Exploration	76	108	1.81	2.58	152	200	1.86	2.35
General and administrative	117	106	2.76	2.53	231	209	2.82	2.45
Transaction, reorganization, and separation	12	4	0.27	0.08	12	(6)	0.14	(0.07)
Depreciation, depletion, and amortization:
Oil and gas property and equipment(1)	573	536	13.50	12.72	1,091	1,074	13.31	12.56
Other assets	35	36	0.82	0.86	70	74	0.85	0.87
Asset retirement obligation accretion	27	37	0.64	0.87	54	73	0.66	0.85
Impairments	—	—	—	—	—	8	—	0.09
Financing costs, net	94	99	2.24	2.37	193	199	2.36	2.34

(1)	For expenses impacted by the timing of liftings in the North Sea, per-boe calculations are based on sales volumes rather than production volumes.
Lease Operating Expenses (LOE) LOE decreased $16 million and $3 million for the second quarter and first six months of 2018, respectively, on an absolute dollar basis relative to the comparable periods of 2017. On a per-unit basis, LOE decreased 5 percent to $8.39 per boe for the second quarter of 2018, and increased 4 percent to $8.60 per boe for the first six months of 2018 as compared to the prior-year periods. The decrease on an absolute dollar basis for both comparative periods is primarily the result of the sale of Apache’s Canadian operations in the third quarter of 2017, partially offset by general cost increases in a higher commodity price environment.
Gathering, Transmission, and Processing GTP costs totaled $82 million and $168 million in the second quarter and first six months of 2018, respectively, an increase of $34 million from the second quarter of 2017 and $63 million from the first six months of 2017. The increase is primarily the result of the reclassification of certain transportation charges from revenues to GTP expense as a result of the adoption of new revenue recognition rules effective January 1, 2018, as well as the ramp-up of operations at Alpine High, partially offset by Apache’s exit from Canada.
Taxes other than Income Taxes other than income totaled $49 million and $104 million for the second quarter and first six months of 2018, an increase of $20 million and $33 million from the second quarter and first six months of 2017, respectively. Second-quarter and year-to-date 2018 expense consists primarily of severance and ad valorem taxes, which combined increased $8 million and $18 million, respectively. The increase for both comparative periods is primarily the result of an increase in severance taxes on higher commodity prices and increased U.S. production driven by the ramp-up of operations at Alpine High. In addition, in the second quarter and first six months of 2017, Apache recognized a $12 million and $14 million benefit, respectively, related to the U.K. Petroleum Revenue Tax (PRT). The U.K. PRT rate, historically assessed on qualifying fields in the U.K. North Sea, was reduced to zero during 2016.

Exploration Expense Exploration expense includes unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. Exploration expenses in the second quarter and first six months of 2018 decreased $32 million and $48 million, respectively, compared to the prior-year period.
The following table presents a summary of exploration expense:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Unproved leasehold impairments	$21	$39	$37	$54
Dry hole expense	16	46	36	98
Geological and geophysical expense	17	6	35	12
Exploration overhead and other	22	17	44	36
	$76	$108	$152	$200
Unproved leasehold impairments in the second quarter and first six months of 2018 decreased $18 million and $17 million, respectively, from the comparative prior-year periods, primarily a result of stabilizing commodity and leasehold prices. Dry hole expense decreased $30 million and $62 million in the second quarter and first six months of 2018, respectively, from the comparative prior-year periods on activity primarily in the U.S. and North Sea. Geological and geophysical expense increased $11 million and $23 million in the second quarter and first six months of 2018, respectively, from the comparative prior-year periods driven by 3-D seismic acquisition in Egypt for the Khalda Extension 3 and various other concessions.
General and Administrative (G&A) Expenses G&A expense for the second quarter and first six months of 2018 were $11 million and $22 million higher than the comparative 2017 period. The increase in G&A expense was primarily related to non-cash stock-based compensation expense, which was impacted by a change in vesting terms for certain retirement eligible employees.
Transaction, Reorganization, and Separation (TRS) Costs The Company recorded TRS costs of $12 million for each of the second quarter and first six months of 2018 compared to $4 million of expense and a benefit of $6 million for the second quarter and first six months of 2017, respectively, primarily a result of an increase in the market value of stock awards outstanding for former employees.
Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense of $573 million in the second quarter of 2018 increased $37 million compared to the second quarter of 2017. For the first six months of 2018, oil and gas property DD&A expense increased $17 million compared to the prior-year period. The Company’s oil and gas property DD&A rate increased $0.78 per boe and $0.75 per boe in the second quarter and first six months of 2018 compared to the comparable prior-year periods. The primary factor driving higher absolute dollar expense was an increase in capital spending primarily in the Permian and Alpine High regions as a result of drilling and development activity. The increase on an absolute dollar basis was partially offset by the sale of Apache’s Canadian operations in the third quarter of 2017.
Impairments The Company did not record any asset impairments in connection with fair value assessments in the second quarter or first six months of 2018, or in the second quarter of 2017. For the six-month period ended June 30, 2017, the Company recorded asset impairments totaling $8 million for a U.K. PRT decommissioning asset that is no longer expected to be realizable from future abandonment activities in the North Sea. For more information regarding asset impairments, please refer to “Fair Value Measurements” within Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Interest expense	$110	$115	$222	$231
Amortization of deferred loan costs	1	2	6	4
Capitalized interest	(13)	(13)	(25)	(27)
Loss on extinguishment of debt	—	—	—	1
Interest income	(4)	(5)	(10)	(10)
Financing costs, net	$94	$99	$193	$199
Net financing costs decreased $5 million and $6 million in the second quarter and first six months of 2018, respectively, compared to the same prior-year periods on lower interest expense from the repayment of $150 million of 7.0% senior notes due February 1, 2018.
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
During the second quarter of 2018, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter of 2017, Apache’s effective income tax rate was primarily impacted by the decrease in deferred taxes associated with its investments in foreign subsidiaries, gains on the sale of oil and gas properties and an increase in the amount of valuation allowance on Canadian deferred tax assets.
Apache’s 2018 year-to-date effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. Apache’s 2017 year-to-date effective income tax rate was primarily impacted by the decrease in deferred taxes associated with its investments in foreign subsidiaries, gains on the sale of oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, and an increase in the amount of valuation allowance on Canadian deferred tax assets.
On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. In 2018, the Internal Revenue Service (IRS) issued additional guidance related to the Act’s deemed repatriation of foreign earnings (i.e., transition inclusion). In light of this new guidance, the Company continues to reevaluate the tax impact of the transition inclusion in 2017. Tax benefit associated with the change in transition inclusion is likely to be fully offset by a change in the Company’s valuation allowance against its U.S. deferred tax assets. The Company has not revised any other 2017 provisional estimates under Staff Accounting Bulletin No. 118, but is continuing to gather information and awaits further guidance from the IRS, SEC and FASB on the Act.
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
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Six Months Ended June 30,
	2018	2017
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$1,728	$1,206
Proceeds from sale of oil and gas properties	13	711
Other	—	27
	1,741	1,944
Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$1,856	$1,157
Leasehold and property acquisitions	38	67
Payments on fixed-rate debt	150	70
Dividends paid	191	190
Distributions to noncontrolling interest	155	170
Other	47	—
	2,437	1,654
Increase (decrease) in cash and cash equivalents	$(696)	$290

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
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
Net cash provided by operating activities for the first six months of 2018 totaled $1.7 billion, an increase of $522 million from the first six months of 2017. The increase primarily reflects higher commodity prices compared to the prior-year period.

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
Asset Divestitures The Company recorded proceeds from asset divestitures totaling $13 million and $711 million in the first six months of 2018 and 2017, respectively. For more information regarding the Company’s acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Capital Expenditures Worldwide exploration and development (E&D) cash expenditures for the first six months of 2018 totaled $1.6 billion, compared to $883 million for the first six months of 2017. 2018 expenditures were primarily in the Permian region as Apache continues development of its Alpine High play. Apache operated an average of 33 drilling rigs during the second quarter of 2018.
Apache’s cash expenditures in GTP facilities totaled $284 million and $274 million in the first six months of 2018 and 2017, respectively, and primarily comprise investments in infrastructure for the Alpine High play.
Leasehold and Property Acquisitions Apache completed leasehold and property acquisitions for cash consideration totaling $38 million and $67 million during the first six months of 2018 and 2017, respectively.
Dividends The Company paid $191 million and $190 million in dividends on its common stock for the six-month periods ended June 30, 2018 and 2017, respectively.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	June 30, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents	$972	$1,668
Total debt	8,337	8,484
Equity	8,995	8,791
Available committed borrowing capacity	3,830	3,500
Cash and cash equivalents The Company had $1.0 billion in cash and cash equivalents as of June 30, 2018, compared to $1.7 billion at December 31, 2017. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.
Debt As of June 30, 2018, outstanding debt, which consisted of unsecured notes and debentures, totaled $8.3 billion. Current debt as of June 30, 2018, included $400 million of 6.9% senior notes due September 15, 2018.

In March 2018, the Company entered into a revolving credit facility that matures in March 2023 (subject to Apache’s two, one-year extension options) with commitments totaling $4.0 billion. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of June 30, 2018. The facility is for general corporate purposes and committed borrowing capacity fully supports Apache’s commercial paper program. As of June 30, 2018, letters of credit aggregating approximately £129.1 million and no borrowings were outstanding under this facility. In connection with entry into this facility, Apache terminated $3.5 billion and £900 million in commitments under two former credit facilities and wrote off $4 million of associated deferred loan costs, which is included in “Financing costs, net” in the Company’s consolidated statement of operations.

The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of June 30, 2018, the Company had no commercial paper outstanding.
The Company was in compliance with the terms of its credit facilities as of June 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company’s average crude oil realizations have increased 48 percent to $69.35 per barrel in the second quarter of 2018 from $46.89 per barrel in the comparable period of 2017. The Company’s average natural gas price realizations have decreased 4 percent to $2.50 per Mcf in the second quarter of 2018 from $2.60 per Mcf in the comparable period of 2017. Based on average daily production for the second quarter of 2018, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $23 million, and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the quarter by approximately $8 million.
Apache periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of June 30, 2018, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $72 million. A 10 percent increase in gas prices would decrease the asset by approximately $1 million, while a 10 percent decrease in prices would increase the asset by approximately $1 million. As of June 30, 2018, the Company had open oil derivatives not designated as cash flow hedges in an asset position with a fair value of $2 million. A 10 percent increase in oil prices would move the derivatives to a liability position with a fair value of $42 million, while a 10 percent decrease in prices would increase the asset by approximately $47 million. These fair value changes assume volatility based on prevailing market parameters at June 30, 2018. See Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $11 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of June 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Apache’s Board of Directors has authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through June 30, 2018, had repurchased a total of 32.2 million shares at an average price of $88.96 per share. The Company is not obligated to acquire any specific number of shares and has not purchased any additional shares during 2018.

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

3.3	–	Bylaws of Registrant, as amended May 11, 2017 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 16, 2017, SEC File No. 001-4300).
*†10.1	–	2018 Employee Release and Benefits Agreement between Registrant and W. Kregg Olson, effective August 1, 2018.
*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101.INS	–	XBRL Instance Document.
*101.SCH	–	XBRL Taxonomy Schema Document.
*101.CAL	–	XBRL Calculation Linkbase Document.
*101.DEF	–	XBRL Definition Linkbase Document.
*101.LAB	–	XBRL Label Linkbase Document.
*101.PRE	–	XBRL Presentation Linkbase Document.

* Filed herewith.
† Management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 15 hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated:	August 2, 2018	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 2, 2018	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)