Form 10-Q
period 2018-09-30
APACHE CORP
filed 2018-11-01
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________________
FORM 10-Q
  ________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2018	379,543,642

Forward-Looking Statements and Risk
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2017, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;

•	our commodity hedging arrangements;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	pipeline and gathering system capacity;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative, regulatory, or policy changes;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the integration of acquisitions;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our third-quarter 2018 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$1,555	$1,070	$4,524	$3,292
Natural gas revenues	241	238	675	726
Natural gas liquids revenues	180	81	446	229
	1,976	1,389	5,645	4,247
Derivative instrument losses, net	(23)	(110)	(46)	(69)
Gain on divestitures	1	296	10	616
Other	29	—	50	43
	1,983	1,575	5,659	4,837
OPERATING EXPENSES:
Lease operating expenses	382	353	1,087	1,059
Gathering, transmission, and processing	92	44	260	151
Taxes other than income	58	46	162	117
Exploration	99	231	251	431
General and administrative	99	98	330	307
Transaction, reorganization, and separation	8	20	20	14
Depreciation, depletion, and amortization:
Oil and gas property and equipment	575	524	1,666	1,598
Other assets	35	35	105	109
Asset retirement obligation accretion	27	30	81	103
Impairments	10	—	10	8
Financing costs, net	192	101	385	300
	1,577	1,482	4,357	4,197
NET INCOME BEFORE INCOME TAXES	406	93	1,302	640
Current income tax provision	262	99	709	413
Deferred income tax benefit	(17)	(111)	(43)	(758)
NET INCOME INCLUDING NONCONTROLLING INTEREST	161	105	636	985
Net income attributable to noncontrolling interest	80	42	215	137
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$81	$63	$421	$848

NET INCOME PER COMMON SHARE:
Basic	$0.21	$0.16	$1.10	$2.23
Diluted	$0.21	$0.16	$1.09	$2.22
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	383	381	383	381
Diluted	385	383	385	383
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.25	$0.75	$0.75
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$161	$105	$636	$985
OTHER COMPREHENSIVE INCOME:
Currency translation adjustment	—	109	—	109
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTEREST	161	214	636	1,094
Comprehensive income attributable to noncontrolling interest	80	42	215	137
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$81	$172	$421	$957

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$636	$985
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument (gain) loss, net	(88)	42
Gain on divestitures	(10)	(616)
Exploratory dry hole expense and unproved leasehold impairments	133	350
Depreciation, depletion, and amortization	1,771	1,707
Asset retirement obligation accretion	81	103
Impairments	10	8
Deferred income tax benefit	(43)	(758)
Loss on extinguishment of debt	94	1
Other	147	166
Changes in operating assets and liabilities:
Receivables	(113)	(70)
Inventories	(7)	17
Drilling advances	(22)	(72)
Deferred charges and other	91	(60)
Accounts payable	110	2
Accrued expenses	(54)	(65)
Deferred credits and noncurrent liabilities	(2)	20
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,734	1,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(2,338)	(1,471)
Leasehold and property acquisitions	(86)	(142)
Additions to gas gathering, transmission, and processing facilities	(412)	(384)
Proceeds from sale of Canadian assets, net of cash divested	—	661
Proceeds from sale of oil and gas properties	51	743
Other, net	(55)	(30)
NET CASH USED IN INVESTING ACTIVITIES	(2,840)	(623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Fixed-rate debt borrowings	992	—
Payments on fixed-rate debt	(1,370)	(70)
Distributions to noncontrolling interest	(256)	(212)
Dividends paid	(287)	(285)
Other	(48)	(5)
NET CASH USED IN FINANCING ACTIVITIES	(969)	(572)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,075)	565
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	1,668	1,377
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$593	$1,942

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$344	$341
Income taxes paid, net of refunds	649	315
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2018	December 31, 2017
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$593	$1,668
Receivables, net of allowance	1,457	1,345
Inventories	362	368
Drilling advances	229	207
Prepaid assets and other	144	137
	2,785	3,725
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	41,518	39,197
Unproved properties and properties under development	1,704	1,783
Gathering, transmission and processing facilities	1,742	1,376
Other	1,081	1,046
	46,045	43,402
Less: Accumulated depreciation, depletion, and amortization	(27,399)	(25,643)
	18,646	17,759
OTHER ASSETS:
Deferred charges and other	439	438
	$21,870	$21,922
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$744	$641
Current debt	150	550
Other current liabilities (Note 5)	1,313	1,373
	2,207	2,564
LONG-TERM DEBT	8,053	7,934
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	502	545
Asset retirement obligation	1,867	1,792
Other	295	296
	2,664	2,633
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 415,660,982 and 414,125,879 shares issued, respectively	260	259
Paid-in capital	11,945	12,128
Accumulated deficit	(1,667)	(2,088)
Treasury stock, at cost, 34,092,692 and 33,171,015 shares, respectively	(2,930)	(2,887)
Accumulated other comprehensive income	4	4
APACHE SHAREHOLDERS’ EQUITY	7,612	7,416
Noncontrolling interest	1,334	1,375
TOTAL EQUITY	8,946	8,791
	$21,870	$21,922
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APACHE SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2016	$258	$12,364	$(3,385)	$(2,887)	$(112)	$6,238	$1,441	$7,679
Net income	—	—	848	—	—	848	137	985
Distributions to noncontrolling interest	—	—	—	—	—	—	(212)	(212)
Common dividends ($0.75 per share)	—	(286)	—	—	—	(286)	—	(286)
Other	1	108	(7)	—	109	211	—	211
BALANCE AT SEPTEMBER 30, 2017	$259	$12,186	$(2,544)	$(2,887)	$(3)	$7,011	$1,366	$8,377

BALANCE AT DECEMBER 31, 2017	$259	$12,128	$(2,088)	$(2,887)	$4	$7,416	$1,375	$8,791
Net income	—	—	421	—	—	421	215	636
Distributions to noncontrolling interest	—	—	—	—	—	—	(256)	(256)
Common dividends ($0.75 per share)	—	(287)	—	—	—	(287)	—	(287)
Other	1	104	—	(43)	—	62	—	62
BALANCE AT SEPTEMBER 30, 2018	$260	$11,945	$(1,667)	$(2,930)	$4	$7,612	$1,334	$8,946
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
As of September 30, 2018, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of its consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, with the exception of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (see “Revenue Recognition” section in this Note 1 below).
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
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. For the third quarter and nine-month period ended September 30, 2018, the Company recorded asset impairments in connection with fair value assessments totaling $10 million. In the third quarter of 2018, Apache agreed to sell certain of its unproved properties offshore the U.K. in the North Sea (North Sea). As a result, the Company performed a fair value assessment of the properties and recorded a $10 million impairment on the carrying values of the associated capitalized exploratory well costs. The fair value of the impaired assets was determined using the negotiated sales price, a Level 1 fair value measurement.
The Company recorded no asset impairments in connection with fair value assessments in the third quarter of 2017. For the nine-month period ended September 30, 2017, the Company recorded asset impairments in connection with fair value assessments totaling $8 million for a United Kingdom (U.K.) Petroleum Revenue Tax (PRT) decommissioning asset that is no longer expected to be realizable from future abandonment activities in the North Sea.
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
The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved property for the third quarters and first nine months of 2018 and 2017:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Oil and Gas Property:
Proved	$—	$—	$—	$—
Unproved	49	160	86	214
On the statement of consolidated operations, unproved leasehold impairments are recorded in exploration expense, and all other impairments of proved and unproved properties based on fair value assessments are recorded separately in impairments.
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
Apache markets its own United States (U.S.) natural gas and crude oil production based on market-priced contracts. Typically, these contracts are adjusted for quality, transportation, and other market-reflective differentials. Since the Company’s production may fluctuate as a result of operational issues, it is occasionally necessary to purchase third-party oil and gas to fulfill sales obligations and commitments. Sales proceeds related to third-party purchased oil and gas are determined to be revenue from a customer. Proceeds for these volumes totaled $124 million and $326 million for the third quarter and first nine months of 2018, respectively. Associated purchase costs for these volumes totaled $109 million and $308 million for the third quarter and first nine months of 2018, respectively. Proceeds and costs are both recorded as “Other” under “Revenues and Other” in the statement of consolidated operations.
Internationally, Apache sells its North Sea crude oil under contracts with a market-based index price. Natural gas from the North Sea Beryl field is processed through the SAGE gas plant. The gas is sold to a third party at the St. Fergus entry point of the national grid on a National Balancing Point index price basis. Apache’s gas production in Egypt is sold primarily under an industry-

pricing formula, a sliding scale based on Dated Brent crude oil with a minimum of $1.50 per MMBtu and a maximum of $2.65 per MMBtu, plus an upward adjustment for liquids content. The Company’s Egypt oil production is sold at prices equivalent to the export market.
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
For the third quarter of 2018, revenues from customers and non-customers were $1.9 billion and $198 million, respectively. For the first nine months of 2018, revenues from customers and non-customers were $5.4 billion and $534 million, respectively.
Apache records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Company routinely assesses the collectability of all material trade and other receivables. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. Receivables from contracts with customers, net of allowance for doubtful accounts, totaled $1.3 billion and $1.1 billion as of September 30, 2018 and December 31, 2017, respectively.
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
New Pronouncements Issued But Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous GAAP. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted; however, the Company does not intend to early adopt. In January 2018, the FASB issued ASU 2018-01, which permits an entity an optional election to not evaluate under ASU 2016-02 those existing or expired land easements that were not previously accounted for as leases prior to the adoption of ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. Apache intends to elect both transitional practical expedients.
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

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, the same guidance that provides for employee share-based payments, including most of the requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU 2018-07 is effective for financial statements issued for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company anticipates adopting this guidance for the first quarter of 2019 and does not expect it to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement,” which changes the disclosure requirements for fair value measurements by removing, adding, and modifying certain disclosures. ASU 2018-13 is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. The company is currently evaluating the impact of adoption of this ASU on its related disclosures and does not expect it to have a material impact on its financial statements.
In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans,” which eliminates, modifies, and adds disclosure requirements for defined benefit plans. The ASU is effective for financial statements issued for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its related disclosures and does not expect it to have a material impact on its financial statements.
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This pronouncement clarifies the requirements for capitalizing implementation costs in cloud computing arrangements and aligns them with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements and does not expect it to have a material impact.

2.	ACQUISITIONS AND DIVESTITURES
2018 Activity
U.S. Divestitures
On August 8, 2018, Apache and Kayne Anderson Acquisition Corp. (KAAC) announced an agreement pursuant to which Apache will contribute Apache’s Alpine High midstream assets into a newly formed limited partnership, Altus Midstream LP. Upon closing, KAAC will contribute to the partnership approximately $952 million in cash, less anticipated transaction expenses and any amount associated with potential KAAC share redemptions. The partnership will be jointly owned by Apache and KAAC. Apache will own an estimated 71 percent ownership interest in Altus Midstream LP, adjusted accordingly for any KAAC share redemptions, and expects to fully consolidate the entity in its consolidated financial statements, with the corresponding noncontrolling interest of third-party ownership reflected separately in the financial statements. The transaction is subject to approval by KAAC shareholders, as well as other customary closing conditions. Closing is expected in the fourth quarter of 2018. Upon closing, KAAC will be renamed Altus Midstream Company.
During the first nine months of 2018, Apache completed the sale of certain non-core assets, primarily in the Permian region, in multiple transactions for cash proceeds of $51 million. The Company recognized gains of approximately $10 million during the first nine months of 2018 upon the closing of these transactions.
Leasehold and Property Acquisitions
During the third quarter and first nine months of 2018, Apache completed $48 million and $86 million, respectively, of leasehold and property acquisitions primarily in its U.S. onshore and Egypt regions.
2017 Activity
Canada Divestitures
On June 30, 2017, Apache completed the sale of its Canadian assets at Midale and House Mountain, located in Saskatchewan and Alberta, for aggregate cash proceeds of approximately $228 million. The Company recognized a $52 million loss during the second quarter of 2017 in association with this sale.

During the third quarter of 2017, Apache announced the sale of its subsidiary Apache Canada Ltd. (ACL) and complete exit of its Canadian operations for aggregate cash proceeds of approximately $478 million. The Company recognized a $74 million gain upon closing of these transactions in the third quarter of 2017.
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
Apache’s Canadian operations recorded pretax losses of $12 million and $141 million for the third quarter and first nine months of 2017, respectively.
U.S. Divestitures
During the first nine months of 2017, Apache completed the sale of certain non-core assets, consisting primarily of leasehold acreage in the Permian and Midcontinent/Gulf Coast regions, in multiple transactions for cash proceeds of $783 million, subject to customary closing adjustments. A refundable deposit of $40 million was received in the fourth quarter of 2016 in connection with certain of these transactions. The Company recognized gains of approximately $594 million during the first nine months of 2017 in connection with these transactions.
Leasehold and Property Acquisitions
During the third quarter and first nine months of 2017, Apache purchased $75 million and $142 million, respectively, of leasehold and property acquisitions primarily in its U.S. onshore regions.
3.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $300 million and $350 million at September 30, 2018 and December 31, 2017, respectively. The decrease is primarily attributable to successful transfers of well costs and dry hole write-offs, partially offset by additional drilling activities during the period. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2017 were charged to dry hole expense during the nine months ended September 30, 2018; however, during the third quarter of 2018, Apache announced an agreement to sell certain of its unproved properties in the North Sea. Exploratory well costs of approximately $70 million that have been capitalized greater than one year are included in the divestiture, which is anticipated to be completed prior to year-end.
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

Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of September 30, 2018, Apache had derivative positions with 15 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
Derivative Instruments
As of September 30, 2018, Apache had the following open crude oil derivative positions:

		Put Options(1)
Production Period	Settlement Index	Mbbls	Weighted Average Strike Price
October—December 2018	Dated Brent	3,680	$56.00
October—December 2018	NYMEX WTI	2,760	$53.00

(1)	The remaining unamortized premium paid as of September 30, 2018, was $12 million.

		Collars			Call Options(2)
Production Period	Settlement Index	Mbbls	Weighted Average Floor Price	Weighted Average Ceiling Price	Mbbls	Strike Price
October—December 2018	NYMEX WTI	1,702	$45.00	$57.00	1,702	$60.03

(2)	The remaining unamortized premium paid as of September 30, 2018, was $3 million.
As of September 30, 2018, Apache had the following open crude oil financial basis swap contracts:

Production Period	Settlement Index	Mbbls	Weighted Average Price Differential
October—December 2018	Midland-WTI/Cushing-WTI	1,380	$(9.23)
January—September 2019	Midland-WTI/Cushing-WTI	7,371	$(8.60)
October—December 2019	Midland-WTI/Cushing-WTI	1,380	$(3.72)

As of September 30, 2018, Apache had the following open natural gas derivative positions:

		Fixed-Price Swaps
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Fixed Price
October—December 2018	NYMEX Henry Hub	16,790	$2.96

As of September 30, 2018, Apache had the following open natural gas financial basis swap contracts:

Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential
October—December 2018	NYMEX Henry Hub/Waha	17,940	$(0.53)
January—March 2019	NYMEX Henry Hub/Waha	1,350	$(0.54)
January—June 2019	NYMEX Henry Hub/Waha	32,580	$(0.53)
January—December 2019	NYMEX Henry Hub/Waha	14,600	$(0.45)

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
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
September 30, 2018
Assets:
Commodity Derivative Instruments	$—	$84	$—	$84	$(36)	$48
Liabilities:
Commodity Derivative Instruments	—	41	—	41	(36)	5
December 31, 2017
Assets:
Commodity Derivative Instruments	$—	$67	$—	$67	$(43)	$24
Liabilities:
Commodity Derivative Instruments	—	107	—	107	(43)	64

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.

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

	September 30, 2018	December 31, 2017
	(In millions)
Current Assets: Prepaid assets and other	$46	$8
Other Assets: Deferred charges and other	2	16
Total Assets	$48	$24

Current Liabilities: Other current liabilities	$4	$64
Noncurrent Liabilities: Other	1	—
Total Liabilities	$5	$64

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Realized gain (loss):
Derivative settlements	$7	$23	$(110)	$23
Amortization of call and put premium	(14)	(50)	(24)	(50)
Unrealized gain (loss)	(16)	(83)	88	(42)
Derivative instrument gain (losses), net	$(23)	$(110)	$(46)	$(69)
Derivative instrument gains and losses are recorded in “Derivative instrument losses, net” under “Revenues and Other” in the Company’s statement of consolidated operations. Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations are reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument (gain) loss, net” in “Adjustments to reconcile net income to net cash provided by operating activities.”

5.	OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In millions)
Accrued operating expenses	$79	$72
Accrued exploration and development	660	680
Accrued gathering, transmission, and processing	67	122
Accrued compensation and benefits	147	115
Accrued interest	99	145
Accrued income taxes	89	55
Current asset retirement obligation	38	43
Other	134	141
Total other current liabilities	$1,313	$1,373

6.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the nine-month period ended September 30, 2018:

(In millions)
Asset retirement obligation at December 31, 2017	$1,835
Liabilities incurred	27
Liabilities settled	(39)
Accretion expense	81
Revisions in estimated liabilities	1
Asset retirement obligation at September 30, 2018	1,905
Less current portion	(38)
Asset retirement obligation, long-term	$1,867

7.	INCOME TAXES
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
During the third quarter of 2018, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. During the third quarter of 2017, Apache’s effective income tax rate was primarily impacted by gains on the sale of oil and gas properties, a $30 million current tax benefit associated with U.S. federal income tax credits, a deferred tax asset associated with its realizable capital loss on the sale of ACL, and a decrease in the Company’s deferred tax liability associated with its investment in foreign subsidiaries. For more information regarding the sale of ACL, please refer to Note 2—Acquisitions and Divestitures.
Apache’s 2018 year-to-date effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. Apache’s 2017 year-to-date effective income tax rate was primarily impacted by the decrease in deferred taxes associated with its investments in foreign subsidiaries, gains on the sale of oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, the current tax benefit associated with U.S. federal income tax credits, and the sale of ACL.
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
The following table presents the carrying amounts and estimated fair values of the Company’s outstanding debt as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Commercial paper and committed bank facilities	$—	$—	$—	$—
Notes and debentures	8,203	8,293	8,484	9,244
Total Debt	$8,203	$8,293	$8,484	$9,244
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

The following table presents the carrying value of the Company’s debt as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In millions)
Debt before unamortized discount and deferred loan costs	$8,299	$8,580
Unamortized discount	(45)	(47)
Debt issuance costs	(51)	(49)
Total debt	8,203	8,484
Current maturities	(150)	(550)
Long-term debt	$8,053	$7,934
As of September 30, 2018, current debt included $150 million of 7.625% senior notes due July 1, 2019. As of December 31, 2017, current debt included $150 million of 7.0% senior notes due February 1, 2018 that matured and were timely repaid and $400 million of 6.9% senior notes due September 15, 2018 that matured and were timely repaid.
On August 23, 2018, Apache closed an offering of $1.0 billion in aggregate principal amount of senior unsecured 4.375% notes due October 15, 2028. The notes are redeemable at any time, in whole or in part, at Apache’s option, subject to a make-whole premium. The net proceeds from the sale of the notes were used to purchase certain outstanding notes in cash tender offers, repay notes that matured in September 2018, and for general corporate purposes.
On August 24, 2018, the Company closed cash tender offers for certain outstanding notes. Apache accepted for purchase $731 million aggregate principal amount of certain notes covered by the tender offers. Apache paid holders an aggregate of approximately $828 million reflecting principal, the discount to par, early tender premium, and accrued and unpaid interest. The Company recorded a net loss of $94 million on extinguishment of debt, including $5 million of unamortized debt issuance costs and discount, in connection with the note purchases.
In March 2018, the Company entered into a revolving credit facility that matures in March 2023 (subject to Apache’s two, one-year extension options) with commitments totaling $4.0 billion. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of September 30, 2018. The facility is for general corporate purposes and committed borrowing capacity fully supports Apache’s commercial paper program. As of September 30, 2018, letters of credit aggregating approximately £129.1 million and no borrowings were outstanding under this facility. In connection with entry into this facility, Apache terminated $3.5 billion and £900 million in commitments under two former credit facilities and wrote off $4 million of associated debt issuance costs, which is included in “Financing costs, net” in the Company’s consolidated statement of operations.
The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of September 30, 2018, the Company had no commercial paper outstanding.
Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Interest expense	$113	$113	$335	$344
Amortization of deferred loan costs	2	3	8	7
Capitalized interest	(11)	(12)	(36)	(39)
Loss on extinguishment of debt	94	—	94	1
Interest income	(6)	(3)	(16)	(13)
Financing costs, net	$192	$101	$385	$300

9.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of September 30, 2018, the Company has an accrued liability of approximately $39 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Environmental Matters
As of September 30, 2018, the Company had an undiscounted reserve for environmental remediation of approximately $4 million. The Company is not aware of any environmental claims existing as of September 30, 2018, that have not been provided for or that would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
Commitments
During the third quarter of 2018, the Company executed a 10-year firm transportation agreement associated with the third-party Permian Highway Pipeline project to transport a minimum of 500,000 MMBtu per day at a fixed rate per MMBtu. The fees will commence when the pipeline accepts first commercial delivery, which is expected to begin service in late 2020, assuming timely receipt of regulatory approvals. Apache has entered into no other material commitments since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

10.	CAPITAL STOCK
Net Income per Common Share
A reconciliation of the components of basic and diluted net income per common share for the quarters and nine months ended September 30, 2018 and 2017, is presented in the table below.

	For the Quarter Ended September 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$81	383	$0.21	$63	381	$0.16
Effect of Dilutive Securities:
Stock options and other	$—	2	$—	$—	2	$—
Diluted:
Income attributable to common stock	$81	385	$0.21	$63	383	$0.16

	For the Nine Months Ended September 30,
	2018			2017
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$421	383	$1.10	$848	381	$2.23
Effect of Dilutive Securities:
Stock options and other	$—	2	$(0.01)	$—	2	$(0.01)
Diluted:
Income attributable to common stock	$421	385	$1.09	$848	383	$2.22
The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 4.9 million and 8.4 million for the quarters ended September 30, 2018 and 2017, respectively, and 5.8 million and 7.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Common Stock Dividends
For the quarters ended September 30, 2018 and 2017, Apache paid $96 million and $95 million, respectively, in dividends on its common stock. For the nine months ended September 30, 2018 and 2017, the Company paid $287 million and $285 million, respectively.
Stock Repurchase Program
In 2013 and 2014, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through September 30, 2018, had repurchased a total of 33.1 million shares at an average price of $87.77 per share. During the third quarter of 2018, the Company repurchased a total of 0.9 million shares at an average price of $46.38 per share. On October 30, 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares.

11.	BUSINESS SEGMENT INFORMATION
Apache is engaged in a single line of business. Both domestically and internationally, the Company explores for, develops, and produces natural gas, crude oil, and natural gas liquids. At September 30, 2018, the Company had production in three reporting segments: the U.S., Egypt, and offshore the U.K. in the North Sea. Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity. Financial information for each area is presented below:

	United States	Canada(1)	Egypt(2,3)	North Sea	Other International	Total
	(In millions)
For the Quarter Ended September 30, 2018
Oil revenues	$583	$—	$669	$303	$—	$1,555
Natural gas revenues	125	—	86	30	—	241
Natural gas liquids revenues	171	—	4	5	—	180
Total Oil and Gas Production Revenues	$879	$—	$759	$338	$—	$1,976
Operating Income (Loss)(4)	$147	$—	$438	$114	$(1)	$698
Other Income (Expense):
Gain on divestitures, net						1
Derivative instrument losses, net						(23)
Other(5)						29
General and administrative						(99)
Transaction, reorganization, and separation						(8)
Financing costs, net						(192)
Income Before Income Taxes						$406

For the Nine Months Ended September 30, 2018
Oil revenues	$1,743	$—	$1,887	$894	$—	$4,524
Natural gas revenues	331	—	263	81	—	675
Natural gas liquids revenues	421	—	11	14	—	446
Total Oil and Gas Production Revenues	$2,495	$—	$2,161	$989	$—	$5,645
Operating Income (Loss)(4)	$523	$—	$1,176	$327	$(3)	$2,023
Other Income (Expense):
Gain on divestitures, net						10
Derivative instrument losses, net						(46)
Other(5)						50
General and administrative						(330)
Transaction, reorganization, and separation						(20)
Financing costs, net						(385)
Income Before Income Taxes						$1,302
Total Assets	$14,389	$—	$4,404	$3,033	$44	$21,870

	United States	Canada(1)	Egypt(2)	North Sea	Other International	Total
	(In millions)
For the Quarter Ended September 30, 2017
Oil revenues	$381	$14	$442	$233	$—	$1,070
Natural gas revenues	97	19	98	24	—	238
Natural gas liquids revenues	72	3	3	3	—	81
Total Oil and Gas Production Revenues	$550	$36	$543	$260	$—	$1,389
Operating Income (Loss)(6)	$(114)	$(1)	$226	$16	$(1)	$126
Other Income (Expense):
Gain on divestitures, net						296
Derivative instrument losses, net						(110)
General and administrative						(98)
Transaction, reorganization, and separation						(20)
Financing costs, net						(101)
Income Before Income Taxes						$93

For the Nine Months Ended September 30, 2017
Oil revenues	$1,133	$110	$1,351	$698	$—	$3,292
Natural gas revenues	266	104	295	61	—	726
Natural gas liquids revenues	194	17	9	9	—	229
Total Oil and Gas Production Revenues	$1,593	$231	$1,655	$768	$—	$4,247
Operating Income (Loss)(6)	$(71)	$(33)	$740	$59	$(24)	$671
Other Income (Expense):
Gain on divestitures, net						616
Derivative instrument losses, net						(69)
Other						43
General and administrative						(307)
Transaction, reorganization, and separation						(14)
Financing costs, net						(300)
Income Before Income Taxes						$640
Total Assets	$13,105	$—	$4,906	$3,770	$54	$21,835

(1)	Apache exited its Canadian operations in the third quarter of 2017.

(2)	Includes a noncontrolling interest in Egypt.

(3)
Includes revenue from non-customers of $181 million, $16 million, and $1 million for oil, natural gas, and natural gas liquids, respectively, for the third quarter of 2018, and $485 million, $47 million, and $2 million, for oil, natural gas, and natural gas liquids, respectively, for the first nine months of 2018.

(4)
Operating income (loss) consists of oil and gas production revenues less lease operating expenses, gathering, transmission, and processing costs, taxes other than income, exploration costs, depreciation, depletion, and amortization, asset retirement obligation accretion, and impairments. The operating income of U.S. and North Sea includes leasehold and unproved impairments totaling $39 million and $10 million, respectively, for the third quarter of 2018. The operating income of U.S. and North Sea includes leasehold and unproved impairments totaling $76 million and $10 million, respectively, for the first nine months of 2018.

(5)
Included in Other are sales proceeds related to U.S. third-party purchased oil and gas totaling $124 million and $326 million for the third quarter and first nine months of 2018, respectively, which are determined to be revenue from customers.

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
Apache reported third quarter net income of $81 million, or $0.21 per common share, an increase of $18 million, or $0.05 per common share, from the third quarter of 2017. The increase was driven by higher crude oil and natural gas liquid (NGL) price realizations and production, which more than offset the decrease related to a $296 million gain from asset sales benefiting the third quarter of 2017 and a $94 million charge for early extinguishment of debt in the third quarter of 2018.
Daily equivalent production in the third quarter of 2018 averaged 476 Mboe/d, an increase of 6 percent from the comparative prior-year quarter. Excluding asset divestitures, daily equivalent production increased 12 percent driven by the activity in the Permian Basin, including continued development of the Company’s Alpine High field and infrastructure. Realized oil prices have been considerably higher than budgeted this year, particularly Dated Brent, which has provided increased operating cash flow to reinvest in the Company’s core development areas without a material impact on its balance sheet.
The Company generated $2.7 billion in cash from operating activities during the first nine months of 2018, a 55 percent increase from the comparable prior-year period, and ended the quarter with $593 million of cash on hand. During the quarter, the Company took several steps to improve its debt portfolio: issuing $1.0 billion in aggregate principal amount of senior unsecured notes, concurrently repurchasing $731 million in aggregate principal amount of certain other outstanding notes, and paying off an additional $400 million of maturing debt in September. These transactions extended debt maturities, reduced the Company’s cost of debt, modernized its standard debenture terms, and, in conjunction with the repayment of $150 million of maturing debt in February, reduced debt by $281 million from 2017 year-end levels. During the quarter, the Company also re-initiated share repurchase activity under its existing authorization, which had 6.9 million shares remaining at the end of the quarter. In late October, the Company’s Board of Directors authorized the purchase of an additional 40 million shares of the Company’s common stock.
Apache achieved an important milestone during the third quarter with the announcement of Altus Midstream Company. This transaction enables Apache to maintain control of the midstream infrastructure buildout and establishes an entity capable of funding all future midstream investment at a lower cost of capital. For further information regarding this transaction, refer to “Operating Highlights” below.
Operating Highlights
Key operational highlights for the quarter include:
United States

•
U.S. onshore equivalent production increased 32 percent from the third quarter of 2017, a reflection of the success of the Midland Basin drilling program and the commencement and continued production ramp-up of the Company’s Alpine High development.

•
Third-quarter equivalent production from the Permian region, which accounts for 82 percent of Apache’s total U.S. production, increased 38 percent from the third quarter of 2017, driven by the Alpine High discovery and strong performance in the Midland Basin. Crude oil production in the region increased 16 percent between the comparative quarters.

•	In August 2018, the Company announced an agreement with Kayne Anderson Acquisition Corp. (KAAC) to create Altus Midstream Company (Altus Midstream).

◦
Upon closing of the transaction, KAAC will contribute approximately $952 million of cash, less anticipated transaction costs and any amount associated with potential shareholder redemptions, into a newly formed limited partnership, Altus Midstream LP, for an approximate 29 percent noncontrolling interest, adjusted accordingly for any KAAC share redemptions. The cash will fund future development of the Alpine High midstream assets.

◦
Upon closing, Apache will contribute its Alpine High midstream assets, and Altus Midstream or its subsidiaries will hold options to acquire a noncontrolling equity participation in five planned long-haul pipelines from the Permian Basin to various points along the Texas Gulf Coast including the previously announced Gulf Coast Express, Salt Creek NGL Line, EPIC Crude, Shin Oak, and Permian Highway Pipeline projects.

◦	In exchange for such contributions, Apache will receive an approximate 71 percent controlling ownership interest in Altus Midstream, adjusted accordingly for any KAAC share redemptions.

◦	The transaction is subject to approval by KAAC shareholders, as well as other customary closing conditions. Closing is expected in the fourth quarter of 2018.

•	Drilling and infrastructure development activities continue at Alpine High; specifically:

◦
First production from the Alpine High play was achieved in early May 2017. Net production for the third quarter of 2018 averaged approximately 48.8 Mboe/d, up from 19.8 Mboe/d for the fourth quarter of 2017.

◦
During the third quarter of 2018, Apache invested $120 million in Alpine High infrastructure, with development ongoing. Inception-to-date investment in Alpine High infrastructure as of quarter-end was $1.1 billion.

International

•
The Egypt region averaged 12 rigs and drilled or participated in drilling 26 gross wells during the third quarter of 2018. Gross production remained relatively flat and cash flows for the region increased compared to the third quarter of 2017 despite a 3 percent decrease in net equivalent production, a result of the impact of higher Brent oil prices on cost recovery volumes as a function of the Company’s production sharing contracts.

•
The North Sea region average daily production decreased 15 percent from the third quarter of 2017 primarily as a result of natural decline. Production is expected to increase in the fourth quarter, as the Company brought its fourth development well online in the Callater field in September and plans to accelerate initial production at Garten from the first quarter of 2019 to the fourth quarter of 2018, only seven months after its discovery.

Results of Operations
Oil and Gas Revenues
The table below presents the third-quarter and year-to-date 2018 and 2017 revenues by geographic region and each region’s percent contribution to revenues.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$583	37%	$381	36%	$1,743	39%	$1,133	35%
Canada	—	—	14	1%	—	—	110	3%
North America	583	37%	395	37%	1,743	39%	1,243	38%
Egypt (1)	669	43%	442	41%	1,887	41%	1,351	41%
North Sea	303	20%	233	22%	894	20%	698	21%
International (1)	972	63%	675	63%	2,781	61%	2,049	62%
Total (1)	$1,555	100%	$1,070	100%	$4,524	100%	$3,292	100%
Total Natural Gas Revenues:
United States	$125	52%	$97	41%	$331	49%	$266	37%
Canada	—	—	19	8%	—	—	104	14%
North America	125	52%	116	49%	331	49%	370	51%
Egypt (1)	86	36%	98	41%	263	39%	295	41%
North Sea	30	12%	24	10%	81	12%	61	8%
International (1)	116	48%	122	51%	344	51%	356	49%
Total (1)	$241	100%	$238	100%	$675	100%	$726	100%
Total Natural Gas Liquids (NGL) Revenues:
United States	$171	95%	$72	89%	$421	94%	$194	85%
Canada	—	—	3	4%	—	—	17	7%
North America	171	95%	75	93%	421	94%	211	92%
Egypt (1)	4	2%	3	4%	11	3%	9	4%
North Sea	5	3%	3	3%	14	3%	9	4%
International (1)	9	5%	6	7%	25	6%	18	8%
Total (1)	$180	100%	$81	100%	$446	100%	$229	100%
Total Oil and Gas Revenues:
United States	$879	44%	$550	40%	$2,495	44%	$1,593	38%
Canada	—	—	36	2%	—	—	231	5%
North America	879	44%	586	42%	2,495	44%	1,824	43%
Egypt (1)	759	39%	543	39%	2,161	38%	1,655	39%
North Sea	338	17%	260	19%	989	18%	768	18%
International (1)	1,097	56%	803	58%	3,150	56%	2,423	57%
Total (1)	$1,976	100%	$1,389	100%	$5,645	100%	$4,247	100%

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The table below presents the third-quarter and year-to-date 2018 and 2017 production and the relative increase or decrease from the prior period.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Oil Volume – b/d
United States	103,538	14%	90,883	102,830	15%	89,228
Canada	—	NM	3,441	—	NM	8,881
North America	103,538	10%	94,324	102,830	5%	98,109
Egypt(1)(2)	97,129	4%	93,749	96,201	(1)%	97,447
North Sea	42,769	(14)%	49,945	45,076	(9)%	49,274
International	139,898	(3)%	143,694	141,277	(4)%	146,721
Total	243,436	2%	238,018	244,107	—%	244,830
Natural Gas Volume – Mcf/d
United States	651,782	61%	404,486	563,299	49%	378,625
Canada	—	NM	107,524	—	NM	175,787
North America	651,782	27%	512,010	563,299	2%	554,412
Egypt(1)(2)	331,681	(12)%	378,426	338,813	(13)%	389,533
North Sea	41,455	(17)%	50,057	41,932	(2)%	42,800
International	373,136	(13)%	428,483	380,745	(12)%	432,333
Total	1,024,918	9%	940,493	944,044	(4)%	986,745
NGL Volume – b/d
United States	60,239	23%	49,149	56,886	18%	48,063
Canada	—	NM	2,183	—	NM	3,780
North America	60,239	17%	51,332	56,886	10%	51,843
Egypt(1)(2)	753	(18)%	916	939	2%	917
North Sea	1,008	(17)%	1,219	1,092	5%	1,044
International	1,761	(18)%	2,135	2,031	4%	1,961
Total	62,000	16%	53,467	58,917	10%	53,804
BOE per day(3)
United States	272,406	31%	207,447	253,599	27%	200,396
Canada	—	NM	23,544	—	NM	41,959
North America	272,406	18%	230,991	253,599	5%	242,355
Egypt(2)	153,163	(3)%	157,737	153,609	(6)%	163,286
North Sea(4)	50,686	(15)	59,507	53,157	(7)%	57,451
International	203,849	(6)%	217,244	206,766	(6)%	220,737
Total	476,255	6%	448,235	460,365	(1)%	463,092

(1)	Gross oil, natural gas, and NGL production in Egypt for the third quarter and nine-month period of 2018 and 2017 were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Oil (b/d)	208,889	201,151	205,822	196,781
Natural Gas (Mcf/d)	766,128	818,350	775,405	813,880
NGL (b/d)	1,161	1,526	1,450	1,514

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the third quarter and nine-month period of 2018 and 2017 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Oil (b/d)	32,385	31,275	32,077	32,573
Natural Gas (Mcf/d)	110,777	126,459	113,164	130,263
NGL (b/d)	251	305	313	306

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

(4)
Average sales volumes from the North Sea for the third quarter of 2018 and 2017 were 51,765 boe/d and 57,207 boe/d, respectively, and 53,985 boe/d and 57,963 boe/d for the first nine months of 2018 and 2017, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

NM — Not meaningful

Pricing
The table below presents third-quarter and year-to-date 2018 and 2017 pricing and the relative increase or decrease from the prior period.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Average Oil Price - Per barrel
United States	$61.20	34%	$45.68	$62.08	33%	$46.54
Canada	—	NM	42.23	—	NM	45.25
North America	61.20	34%	45.56	62.08	34%	46.42
Egypt	74.92	46%	51.23	71.85	41%	50.78
North Sea	75.01	41%	53.11	71.32	39%	51.35
International	74.95	44%	51.87	71.68	41%	50.97
Total	69.12	40%	49.34	67.65	38%	49.15
Average Natural Gas Price - Per Mcf
United States	$2.09	(20)%	$2.62	$2.15	(17)%	$2.58
Canada	—	NM	1.90	—	NM	2.17
North America	2.09	(15)%	2.47	2.15	(12)%	2.45
Egypt	2.85	1%	2.81	2.85	3%	2.77
North Sea	7.78	48%	5.27	7.07	34%	5.27
International	3.40	10%	3.10	3.31	10%	3.02
Total	2.56	(7)%	2.75	2.62	(3)%	2.70
Average NGL Price - Per barrel
United States	$30.84	96%	$15.77	$27.15	84%	$14.75
Canada	—	NM	15.80	—	NM	16.39
North America	30.84	96%	15.77	27.15	83%	14.87
Egypt	45.92	26%	36.47	40.67	13%	35.98
North Sea	54.73	103%	26.92	47.16	55%	30.51
International	50.96	64%	31.02	44.16	34%	33.07
Total	31.42	92%	16.38	27.74	79%	15.53
NM — Not meaningful
Third-Quarter 2018 compared to Third-Quarter 2017
Crude Oil Revenues Crude oil revenues for the third quarter of 2018 totaled $1.6 billion, a $485 million increase from the comparative 2017 quarter. A 40 percent increase in average realized prices increased third-quarter 2018 revenues by $429 million compared to the prior-year quarter, while 2 percent higher average daily production increased revenues by $56 million. Crude oil accounted for 79 percent of oil and gas production revenues and 51 percent of worldwide production in the third quarter of 2018. Crude oil prices realized in the third quarter of 2018 averaged $69.12 per barrel, compared with $49.34 per barrel in the comparative prior-year quarter.
Worldwide oil production increased 5.4 Mb/d to 243.4 Mb/d in the third quarter of 2018 from the comparative prior-year period, primarily a result of an increase in Apache’s Permian region on the success of the Midland and Delaware basin drilling programs, partially offset by a decrease from natural decline in the North Sea.
Natural Gas Revenues Gas revenues for the third quarter of 2018 totaled $241 million, a $3 million increase from the comparative 2017 quarter. A 7 percent decrease in average realized prices decreased third-quarter revenues by $17 million compared to the prior-year quarter, while 9 percent higher average daily production increased revenues by $20 million. Natural gas accounted for 12 percent of Apache’s oil and gas production revenues and 36 percent of its equivalent production during the third quarter of 2018.

Worldwide natural gas production increased 84 MMcf/d to 1,025 MMcf/d in the third quarter of 2018 from the comparative prior-year period, primarily a result of an increase in Apache’s Permian region on the success of the Midland and Delaware basin drilling programs and the commencement of Alpine High production.
NGL Revenues NGL revenues for the third quarter of 2018 totaled $180 million, a $99 million increase from the comparative 2017 quarter. A 92 percent increase in average realized prices increased third-quarter 2018 revenues by approximately $74 million compared to the prior-year quarter, while 16 percent higher average daily production increased revenues by approximately $25 million. Approximately half of the increase in realized prices is the result of the reclassification of certain transportation charges from revenues to Gathering, Transmission, and Processing (GTP) expense as a result of the adoption of new revenue recognition accounting rules effective January 1, 2018. NGLs accounted for 9 percent of Apache’s oil and gas production revenues and 13 percent of its equivalent production during the third quarter of 2018.
Worldwide production of NGLs increased 8.5 Mb/d to 62.0 Mb/d in the third quarter of 2018 from the comparative prior-year period, primarily a result of the commencement of Alpine High production.
Year-to-Date 2018 compared to Year-to-Date 2017
Crude Oil Revenues Crude oil revenues for the first nine months of 2018 totaled $4.5 billion, a $1.2 billion increase from the comparative 2017 period. A 38 percent increase in average realized prices increased 2018 oil revenues by $1.2 billion compared to the prior-year period, while average daily production remained relatively flat. Crude oil accounted for 80 percent of oil and gas production revenues and 53 percent of worldwide production for the first nine months of 2018, compared to 78 percent and 53 percent, respectively, for the 2017 period. Crude oil prices realized in the first nine months of 2018 averaged $67.65 per barrel, compared with $49.15 per barrel in the comparative prior-year period.
Worldwide production decreased 0.7 Mb/d to 244.1 Mb/d in the first nine months of 2018 from the comparative prior-year period, primarily a result of a decrease from Apache’s exit from Canada, partially offset by an increase in its Permian region on the success of the Midland and Delaware basin drilling programs.
Natural Gas Revenues Gas revenues for the first nine months of 2018 totaled $675 million, a $51 million decrease from the comparative 2017 period. A 3 percent decrease in average realized prices decreased 2018 natural gas revenues by $20 million compared to the prior-year period, while 4 percent lower average daily production decreased revenues by $31 million. Natural gas accounted for 12 percent of the Company’s oil and gas production revenues and 34 percent of Apache’s equivalent production for the first nine months of 2018, compared to 17 percent and 36 percent, respectively, for the 2017 period.
Worldwide natural gas production decreased 42.7 MMcf/d to 944 MMcf/d in the first nine months of 2018 from the comparative prior-year period, primarily a result of Apache’s exit from Canada, partially offset by an increase from Alpine High production.
NGL Revenues NGL revenues for the first nine months of 2018 totaled $446 million, a $217 million increase from the comparative 2017 period. A 79 percent increase in average realized prices increased 2018 NGL revenues by $179 million compared to the prior-year period, while a 10 percent increase in average daily production increased revenues by $38 million. The increase in realized prices is primarily the result of the reclassification of certain transportation charges from revenues to GTP expense as a result of the adoption of new revenue recognition rules effective January 1, 2018. NGLs accounted for nearly 8 percent of the Company’s oil and gas production revenues and 13 percent of Apache’s equivalent production for the first nine months of 2018, compared to 5 percent and 11 percent, respectively, for the 2017 period.
Worldwide production of NGLs increased 5.1 Mb/d to 58.9 Mb/d in the first nine months of 2018 from the comparative prior-year period, primarily a result of an increase in Apache’s Permian region on the success of the Midland and Delaware basin drilling programs and the commencement of Alpine High production, more than offsetting a decrease from Apache’s exit from Canada.

Operating Expenses
The table below presents a comparison of Apache’s expenses on an absolute dollar basis and a boe basis. Apache’s discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on their relevance. Operating expenses include costs attributable to a noncontrolling interest in Egypt.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In millions)		(Per boe)		(In millions)		(Per boe)
Lease operating expenses(1)	$382	$353	$8.69	$8.62	$1,087	$1,059	$8.63	$8.37
Gathering, transmission, and processing(1)	92	44	2.10	1.03	260	151	2.06	1.19
Taxes other than income	58	46	1.31	1.12	162	117	1.29	0.93
Exploration	99	231	2.26	5.60	251	431	2.00	3.41
General and administrative	99	98	2.25	2.39	330	307	2.62	2.43
Transaction, reorganization, and separation	8	20	0.19	0.48	20	14	0.16	0.11
Depreciation, depletion, and amortization:
Oil and gas property and equipment(1)	575	524	13.10	12.76	1,666	1,598	13.23	12.63
Other assets	35	35	0.79	0.83	105	109	0.83	0.86
Asset retirement obligation accretion	27	30	0.62	0.75	81	103	0.64	0.82
Impairments	10	—	0.24	—	10	8	0.08	0.06
Financing costs, net	192	101	4.38	2.45	385	300	3.06	2.38

(1)	For expenses impacted by the timing of liftings in the North Sea, per-boe calculations are based on sales volumes rather than production volumes.
Lease Operating Expenses (LOE) LOE increased $29 million and $28 million for the third quarter and first nine months of 2018, respectively, on an absolute dollar basis relative to the comparable periods of 2017. On a per-unit basis, LOE increased 1 percent to $8.69 per boe for the third quarter of 2018, and increased 3 percent to $8.63 per boe for the first nine months of 2018 as compared to the prior-year periods. The increase on an absolute dollar basis for both comparative periods is primarily the result of general cost increases in a higher commodity price environment, partially offset by a decrease from the sale of Apache’s Canadian operations in the third quarter of 2017.
Gathering, Transmission, and Processing GTP costs totaled $92 million and $260 million in the third quarter and first nine months of 2018, respectively, an increase of $48 million from the third quarter of 2017 and $109 million from the first nine months of 2017. The increase is primarily the result of the reclassification of certain transportation charges from revenues to GTP expense as a result of the adoption of new revenue recognition accounting rules effective January 1, 2018, as well as the ramp-up of midstream operations at Alpine High, partially offset by Apache’s exit from Canada.
Taxes Other Than Income Taxes other than income totaled $58 million and $162 million for the third quarter and first nine months of 2018, an increase of $12 million and $45 million from the third quarter and first nine months of 2017, respectively. Third-quarter and year-to-date 2018 expense consists primarily of severance and ad valorem taxes, which combined increased $12 million and $30 million, respectively. The increase for both comparative periods is primarily the result of an increase in severance taxes on higher commodity prices and increased U.S. production driven by the ramp-up of operations at Alpine High. In addition, in the first nine months of 2017, Apache recognized a $14 million benefit related to the U.K. Petroleum Revenue Tax (PRT). The U.K. PRT rate, historically assessed on qualifying fields in the U.K. North Sea, was reduced to zero during 2016.

Exploration Expense Exploration expense includes unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. Exploration expenses in the third quarter and first nine months of 2018 decreased $132 million and $180 million, respectively, compared to the prior-year period.
The following table presents a summary of exploration expense:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Unproved leasehold impairments	$39	$160	$76	$214
Dry hole expense	21	38	57	136
Geological and geophysical expense	6	12	41	24
Exploration overhead and other	33	21	77	57
	$99	$231	$251	$431
Unproved leasehold impairments in the third quarter and first nine months of 2018 decreased $121 million and $138 million, respectively, from the comparative prior-year periods, primarily a result of stabilizing commodity and leasehold prices. Dry hole expense decreased $17 million and $79 million in the third quarter and first nine months of 2018, respectively, from the comparative prior-year periods on lower exploration drilling activity. Geological and geophysical expense decreased $6 million and increased $17 million in the third quarter and first nine months of 2018, respectively, from the comparative prior-year periods. The increase in the first nine months of 2018 is primarily driven by 3-D seismic acquisition in Egypt for the Khalda Extension 3 and various other concessions.
General and Administrative (G&A) Expenses G&A expense for the third quarter and first nine months of 2018 were $1 million and $23 million higher than the comparative 2017 periods, respectively. The increase in G&A expense was primarily related to non-cash stock-based compensation expense, which was impacted by a change in vesting terms for certain retirement eligible employees.
Transaction, Reorganization, and Separation (TRS) Costs TRS costs for the third quarter of 2018 were $12 million lower than the comparative 2017 period primarily a result of costs incurred during the third quarter of 2017 associated with the Canadian divestiture. TRS costs for the first nine months of 2018 were $6 million higher than the comparative 2017 period primarily a result of an increase in the market value of stock awards outstanding for former employees.
Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense of $575 million in the third quarter of 2018 increased $51 million compared to the third quarter of 2017. For the first nine months of 2018, oil and gas property DD&A expense increased $68 million compared to the prior-year period. The Company’s oil and gas property DD&A rate increased $0.34 per boe and $0.60 per boe in the third quarter and first nine months of 2018, respectively, compared to the comparable prior-year periods. The primary factor driving higher absolute dollar expense was an increase in capital spending primarily in the Permian and Alpine High regions as a result of drilling and development activity. The increase on an absolute dollar basis was partially offset by the sale of Apache’s Canadian operations in the third quarter of 2017.
Impairments The Company recorded asset impairments totaling $10 million for each of the third quarter and first nine months of 2018 in connection with fair value assessments on North Sea unproved assets to be divested. The Company did not record any asset impairments in the third quarter of 2017. For the nine-month period ended September 30, 2017, the Company recorded asset impairments totaling $8 million for a U.K. PRT decommissioning asset that is no longer expected to be realizable from future abandonment activities in the North Sea. For more information regarding asset impairments, please refer to “Fair Value Measurements” within Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Interest expense	$113	$113	$335	$344
Amortization of deferred loan costs	2	3	8	7
Capitalized interest	(11)	(12)	(36)	(39)
Loss on extinguishment of debt	94	—	94	1
Interest income	(6)	(3)	(16)	(13)
Financing costs, net	$192	$101	$385	$300
Net financing costs increased $91 million and $85 million in the third quarter and first nine months of 2018, respectively, compared to the same prior-year periods primarily a result of a $94 million loss on extinguishment of debt incurred in the third quarter of 2018.
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
During the third quarter of 2018, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. During the third quarter of 2017, Apache’s effective income tax rate was primarily impacted by gains on the sale of oil and gas properties, a $30 million current tax benefit associated with U.S. federal income tax credits, a deferred tax asset associated with its realizable capital loss on the sale of Apache Canada Ltd. (ACL), and a decrease in the Company’s deferred tax liability associated with its investment in foreign subsidiaries. For more information regarding the sale of ACL, please refer to Note 2—Acquisitions and Divestitures.
Apache’s 2018 year-to-date effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. Apache’s 2017 year-to-date effective income tax rate was primarily impacted by the decrease in deferred taxes associated with its investments in foreign subsidiaries, gains on the sale of oil and gas properties, non-cash impairments of the Company’s PRT decommissioning asset, the current tax benefit associated with U.S. federal income tax credits, and the sale of ACL.
Apache recorded a full valuation allowance against its U.S. net deferred tax assets as of December 31, 2017. Apache will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to deferred income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
Apache believes the liquidity and capital resource alternatives available to the Company, combined with proactive measures to adjust its capital budget to reflect volatile commodity prices and anticipated operating cash flows, will be adequate to fund short-term and long-term operations, including Apache’s capital spending program, repayment of debt maturities, payment of dividends, any repurchases of shares of the Company’s common stock, and any amount that may ultimately be paid in connection with commitments and contingencies.
For additional information, please see Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash, cash equivalents, and restricted cash for the periods presented.

	For the Nine Months Ended September 30,
	2018	2017
	(In millions)
Sources of Cash, Cash Equivalents, and Restricted Cash:
Net cash provided by operating activities	$2,734	$1,760
Proceeds from sale of oil and gas properties	51	1,404
Fixed-rate debt borrowings	992	—
	3,777	3,164
Uses of Cash, Cash Equivalents, and Restricted Cash:
Capital expenditures(1)	$2,750	$1,855
Leasehold and property acquisitions	86	142
Payments on fixed-rate debt	1,370	70
Dividends paid	287	285
Distributions to noncontrolling interest	256	212
Other	103	35
	4,852	2,599
Increase (decrease) in cash, cash equivalents, and restricted cash	$(1,075)	$565

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
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

Net cash provided by operating activities for the first nine months of 2018 totaled $2.7 billion, an increase of $974 million from the first nine months of 2017. The increase primarily reflects higher commodity prices compared to the prior-year period.
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
Asset Divestitures The Company recorded proceeds from asset divestitures totaling $51 million and $1.4 billion in the first nine months of 2018 and 2017, respectively. For more information regarding the Company’s acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Fixed-Rate Debt Borrowings On August 23, 2018, Apache closed an offering of $1.0 billion in aggregate principal amount of senior unsecured 4.375% notes due October 15, 2028. The notes are redeemable at any time, in whole or in part, at Apache’s option, subject to a make-whole premium. The net proceeds from the sale of the notes of $992 million were used to purchase certain outstanding notes in cash tender offers, repay notes that matured in September 2018, and for general corporate purposes.
Capital Expenditures Worldwide exploration and development (E&D) cash expenditures for the first nine months of 2018 totaled $2.3 billion, compared to $1.5 billion for the first nine months of 2017. Expenditures for the first nine months of 2018 were primarily in the Permian region as Apache continued development of its Alpine High play. Apache operated an average of 33 drilling rigs worldwide during the third quarter of 2018.
Apache’s cash expenditures in GTP facilities totaled $412 million and $384 million in the first nine months of 2018 and 2017, respectively, and are primarily comprised of investments in infrastructure for the Alpine High play. Cash from the Altus Midstream transaction is expected to fund future development of the Company’s Alpine High midstream assets upon anticipated closing of the transaction in the fourth quarter of 2018.
Leasehold and Property Acquisitions Apache completed leasehold and property acquisitions for cash consideration totaling $86 million and $142 million during the first nine months of 2018 and 2017, respectively.
Payments on Fixed-Rate Debt On August 24, 2018, the Company closed cash tender offers for certain outstanding notes. Apache accepted for purchase $731 million aggregate principal amount of notes for approximately $828 million, which included principal, the discount to par, and an early tender premium totaling $820 million, as well as accrued and unpaid interest of $8 million. The Company recorded a net loss of $94 million on extinguishment of debt, including $5 million of unamortized debt issuance costs and discount, in connection with the note purchases.
Apache also made repayments of current year note maturities totaling $550 million during the first nine months of 2018.
Dividends The Company paid $287 million and $285 million in dividends on its common stock for the nine-month periods ended September 30, 2018 and 2017, respectively.

Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	September 30, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents	$593	$1,668
Total debt	8,203	8,484
Equity	8,946	8,791
Available committed borrowing capacity	3,832	3,500
Cash and cash equivalents The Company had $593 million in cash and cash equivalents as of September 30, 2018, compared to $1.7 billion at December 31, 2017. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.
Debt As of September 30, 2018, outstanding debt, which consisted of unsecured notes and debentures, totaled $8.2 billion. Current debt as of September 30, 2018, included $150 million of 7.625% senior notes due July 1, 2019.
On August 23, 2018, Apache closed an offering of $1.0 billion in aggregate principal amount of senior unsecured 4.375% notes due October 15, 2028. The notes are redeemable at any time, in whole or in part, at Apache’s option, subject to a make-whole premium. The net proceeds from the sale of the notes were used to purchase certain outstanding notes in cash tender offers, repay notes that matured in September 2018, and for general corporate purposes.
In March 2018, the Company entered into a revolving credit facility that matures in March 2023 (subject to Apache’s two, one-year extension options) with commitments totaling $4.0 billion. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of September 30, 2018. The facility is for general corporate purposes and committed borrowing capacity fully supports Apache’s commercial paper program. As of September 30, 2018, letters of credit aggregating approximately £129.1 million and no borrowings were outstanding under this facility. In connection with entry into this facility, Apache terminated $3.5 billion and £900 million in commitments under two former credit facilities and wrote off $4 million of associated debt issuance costs, which is included in “Financing costs, net” in the Company’s consolidated statement of operations.

The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of September 30, 2018, the Company had no commercial paper outstanding.
The Company was in compliance with the terms of its credit facilities as of September 30, 2018.
Equity During the third quarter of 2018, the Company re-initiated share repurchase activity under its existing authorization, which had 6.9 million shares remaining at the end of the quarter. On October 30, 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company’s average crude oil realizations have increased 40 percent to $69.12 per barrel in the third quarter of 2018 from $49.34 per barrel in the comparable period of 2017. The Company’s average natural gas price realizations have decreased 7 percent to $2.56 per Mcf in the third quarter of 2018 from $2.75 per Mcf in the comparable period of 2017. Based on average daily production for the third quarter of 2018, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $22 million, and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the quarter by approximately $9 million.
Apache periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of September 30, 2018, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $61 million. A 10 percent increase in gas prices would decrease the asset by approximately $7 million, while a 10 percent decrease in prices would increase the asset by approximately $7 million. As of September 30, 2018, the Company had open oil derivatives not designated as cash flow hedges in a liability position with a fair value of $18 million. A 10 percent increase in oil prices would decrease the liability by approximately $7 million, while a 10 percent decrease in prices would increase the liability by approximately $6 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2018. See Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $2 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of September 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended September 30, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2018	—	$—	—	7,827,352
August 1 to August 31, 2018	—	—	—	7,827,352
September 1 to September 30, 2018	924,131	46.38	924,131	6,903,221
Total	924,131	$46.38

(1)
On May 9, 2013, the Company announced that its Board of Directors authorized the repurchase of up to 30 million shares of the Company’s common stock. Additionally, on May 15, 2014, the Company announced that the Board of Directors authorized the repurchase of an additional 10 million shares, supplementing the May 2013 authorization. The Company may buy shares from time to time on the open market, in privately negotiated transactions, or a combination of both. The timing and amounts of any repurchases will be at the discretion of Apache’s management and will depend on a variety of factors, including the stock price, corporate and regulatory requirements, and other market and economic conditions. Repurchased shares will be available for general corporate purposes. On October 30, 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock.

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
Indenture, dated August 14, 2018, by and between Apache Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement filed August 14, 2018, SEC File No. 333-219345).

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

APACHE CORPORATION

Dated:	November 1, 2018	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 1, 2018	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)