Form 10-Q
period 2019-03-31
APACHE CORP
filed 2019-05-03
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (713) 296-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.625 par value	APA	New York Stock Exchange, Chicago Stock Exchange and NASDAQ Global Select Market
7.75% Notes Due 2029		New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2019	375,920,593

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

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our first-quarter 2019 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2019	2018
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$1,310	$1,393
Natural gas revenues	236	222
Natural gas liquids revenues	108	118
	1,654	1,733
Derivative instrument gains (losses), net	(30)	2
Gain on divestitures	3	7
Other	8	5
	1,635	1,747
OPERATING EXPENSES:
Lease operating expenses	365	349
Gathering, processing, and transmission	88	86
Taxes other than income	51	55
Exploration	69	76
General and administrative	123	114
Transaction, reorganization, and separation	4	—
Depreciation, depletion, and amortization	646	553
Asset retirement obligation accretion	27	27
Financing costs, net	97	99
	1,470	1,359
NET INCOME BEFORE INCOME TAXES	165	388
Current income tax provision	186	198
Deferred income tax benefit	(19)	(16)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(2)	206
Net income attributable to noncontrolling interest - Egypt	44	61
Net income attributable to noncontrolling interest - Altus	1	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(47)	$145

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.12)	$0.38
Diluted	$(0.12)	$0.38
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	376	382
Diluted	376	384
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.25

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$(2)	$206
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized derivative instrument (gains) losses, net	45	(49)
Gain on divestitures	(3)	(7)
Exploratory dry hole expense and unproved leasehold impairments	33	36
Depreciation, depletion, and amortization	646	553
Asset retirement obligation accretion	27	27
Deferred income tax benefit	(19)	(16)
Other	9	39
Changes in operating assets and liabilities:
Receivables	8	(65)
Inventories	(33)	(33)
Drilling advances	5	(41)
Deferred charges and other	(4)	32
Accounts payable	(50)	66
Accrued expenses	(46)	(139)
Deferred credits and noncurrent liabilities	(18)	6
NET CASH PROVIDED BY OPERATING ACTIVITIES	598	615

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(729)	(737)
Leasehold and property acquisitions	(15)	(12)
Additions to Altus gathering, processing, and transmission facilities	(119)	(128)
Altus equity method interests	(118)	—
Proceeds from sale of oil and gas properties	9	9
Other, net	34	(22)
NET CASH USED IN INVESTING ACTIVITIES	(938)	(890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper	159	—
Payments on fixed-rate debt	—	(150)
Distributions to noncontrolling interest - Egypt	(107)	(69)
Dividends paid	(94)	(95)
Other	(5)	(2)
NET CASH USED IN FINANCING ACTIVITIES	(47)	(316)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(387)	(591)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	714	1,668
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$327	$1,077

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$115	$140
Income taxes paid, net of refunds	165	191

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

In millions except share and per-share amounts	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($177 and $450, respectively, related to Altus VIE)	$327	$714
Receivables, net of allowance	1,185	1,194
Inventories ($6 and $6, respectively, related to Altus VIE)	438	401
Drilling advances	213	218
Assets held for sale	217	—
Prepaid assets and other	124	160
	2,504	2,687
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	42,462	42,345
Unproved properties and properties under development	1,371	1,435
Gathering, processing, and transmission facilities ($1,353 and $1,251, respectively, related to Altus VIE)	1,958	1,856
Other ($38 and nil, respectively, related to Altus VIE)	1,154	1,120
	46,945	46,756
Less: Accumulated depreciation, depletion, and amortization ($32 and $24, respectively, related to Altus VIE)	(28,654)	(28,335)
	18,291	18,421
OTHER ASSETS:
Equity method interests ($209 and $91, respectively, related to Altus VIE)	209	121
Deferred charges and other	747	353
	$21,751	$21,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$679	$709
Current debt ($29 and nil, respectively, related to Altus VIE)	339	151
Other current liabilities (Note 6) ($72 and $85, respectively, related to Altus VIE)	1,356	1,341
	2,374	2,201
LONG-TERM DEBT	8,094	8,093
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	370	391
Asset retirement obligation ($30 and $29, respectively, related to Altus VIE)	1,879	1,866
Other	425	219
	2,674	2,476
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 416,874,466 and 415,692,116 shares issued, respectively	261	260
Paid-in capital	12,009	12,106
Accumulated deficit	(2,095)	(2,048)
Treasury stock, at cost, 40,964,193 and 40,995,894 shares, respectively	(3,190)	(3,192)
Accumulated other comprehensive income	4	4
APACHE SHAREHOLDERS’ EQUITY	6,989	7,130
Noncontrolling interest - Egypt	1,212	1,275
Noncontrolling interest - Altus	408	407
TOTAL EQUITY	8,609	8,812
	$21,751	$21,582

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APACHE SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2017	$259	$12,128	$(2,088)	$(2,887)	$4	$7,416	$1,375	$8,791
Net income attributable to common stock	—	—	145	—	—	145	61	206
Distributions to noncontrolling interest	—	—	—	—	—	—	(69)	(69)
Common dividends ($0.25 per share)	—	(96)	—	—	—	(96)	—	(96)
Other	—	37	—	—	—	37	—	37
BALANCE AT MARCH 31, 2018	$259	$12,069	$(1,943)	$(2,887)	$4	$7,502	$1,367	$8,869

BALANCE AT DECEMBER 31, 2018	$260	$12,106	$(2,048)	$(3,192)	$4	$7,130	$1,682	$8,812
Net loss attributable to common stock	—	—	(47)	—	—	(47)	—	(47)
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	44	44
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	1	1
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	(107)	(107)
Common dividends ($0.25 per share)	—	(94)	—	—	—	(94)	—	(94)
Other	1	(3)	—	2	—	—	—	—
BALANCE AT MARCH 31, 2019	$261	$12,009	$(2,095)	$(3,190)	$4	$6,989	$1,620	$8,609
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements discussed below. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which contains a summary of the Company’s significant accounting policies and other disclosures.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2019, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of its consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, with the exception of Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” (see “Leases” section in this Note 1 below).
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
Additionally, third-party investors own a minority interest of approximately 21 percent of Altus Midstream Company (ALTM), which is reflected as a separate noncontrolling interest component of equity in Apache’s consolidated balance sheet. Apache consolidates the activities of ALTM, which qualifies as a variable interest entity (VIE) under GAAP. Apache has concluded that it is the primary beneficiary of the VIE, as defined in the accounting standards, since Apache has the power, through its ownership, to direct those activities that most significantly impact the economic performance of ALTM and the obligation to absorb losses or the right to receive benefits that could be potentially significant to ALTM. This conclusion was based on a qualitative analysis that considered ALTM’s governance structure, the commercial agreements between ALTM, Altus Midstream LP (collectively with ALTM, Altus), and Apache, and the voting rights established between the members, which provide Apache with the ability to control the operations of Altus.
Investments in which Apache holds less than 50 percent of the voting interest are typically accounted for under the equity method of accounting, with the balance recorded separately as “Equity method interests” in Apache’s consolidated balance sheet and results of operations recorded as a component of “Other” under “Revenues and Other” in the Company’s statement of consolidated operations.
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
Recurring fair value measurements are presented in further detail in Note 4—Derivative Instruments and Hedging Activities and Note 9—Debt and Financing Costs.
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. The Company recorded no asset impairments in connection with fair value assessments in each of the first quarters of 2019 and 2018.
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
Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized. Depreciation of the cost of proved oil and gas properties is calculated using the unit-of-production (UOP) method. The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter by the carrying value of associated proved oil and gas properties. The reserve base used to calculate depreciation for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate the depreciation for capitalized well costs is the sum of proved developed reserves only. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are included in the depreciable cost.

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
The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved property and equipment for the first quarters of 2019 and 2018:

	Quarter Ended March 31,
	2019	2018
	(In millions)
Oil and Gas Property:
Proved	$—	$—
Unproved	23	16

On the statement of consolidated operations, unproved leasehold impairments are recorded as a component of “Exploration” expense, and all other impairments of proved and unproved properties are recorded separately in “Impairments,” when applicable.
Gains and losses on significant divestitures of the Company’s oil and gas properties are recognized in the statement of consolidated operations. See Note 2—Acquisitions and Divestitures for more detail.
Revenue Recognition
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
Apache markets its own United States (U.S.) natural gas and crude oil production based on market-priced contracts. Typically, these contracts are adjusted for quality, transportation, and other market-reflective differentials. Since the Company’s production fluctuates because of operational issues, it is occasionally necessary to purchase third-party oil and gas to fulfill sales obligations and commitments. Sales proceeds related to third-party oil and gas purchases have been determined to be revenue from a customer. Proceeds for these volumes totaled $24 million and $104 million, for the periods ending March 31, 2019 and 2018, respectively. Associated purchase costs for these volumes totaled $22 million and $105 million, for the periods ending March 31, 2019 and 2018, respectively. Proceeds and costs are both recorded as “Other” under “Revenues and Other” in the statement of consolidated operations.
Internationally, Apache’s crude oil offshore the U.K. in the North Sea (North Sea) is sold under contracts with a market-based index price. Natural gas from the North Sea Beryl field is processed through the SAGE gas plant. The gas is sold to a third party at the St. Fergus entry point of the national grid on a National Balancing Point index price basis. Apache’s gas production in Egypt is sold primarily under an industry-pricing formula, a sliding scale based on Dated Brent crude oil with a minimum of

$1.50 per MMBtu and a maximum of $2.65 per MMBtu, plus an upward adjustment for liquids content. The Company’s Egypt oil production is sold at prices equivalent to the export market.
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
For the period ending March 31, 2019, revenues from customers and non-customers were $1.6 billion and $119 million, respectively. For the period ending March 31, 2018, revenues from customers and non-customers were $1.7 billion and $155 million, respectively.
Apache records trade accounts receivable for its unconditional rights to consideration arising under sales contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents estimated net realizable value. The Company routinely assesses the collectability of all material trade and other receivables. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. Receivables from contracts with customers, net of allowance for doubtful accounts, totaled $1.0 billion as of March 31, 2019 and December 31, 2018.
Apache has concluded that disaggregating revenue by geographic area and by product appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 12—Business Segment Information for a disaggregation of revenue by each product sold.

Leases
On January 1, 2019, Apache adopted ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize separate right-of-use (ROU) assets and lease liabilities for most leases classified as operating leases under previous GAAP. Prior to adoption, the Financial Accounting Standards Board (FASB) issued transition guidance permitting an entity the option to not evaluate under ASU 2016-02 those existing or expired land easements that were not previously accounted for as leases, as well as an option to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the financial statements. Apache elected both transitional practical expedients. Under these transition options, comparative reporting was not required, and the provisions of the standard were applied prospectively to leases in effect at the date of adoption.
As allowed under the standard, the Company also applied practical expedients to carry forward its historical assessments of whether existing agreements contain a lease, classification of existing lease agreements, and treatment of initial direct lease costs. Apache also elected to exclude short-term leases (those with terms of 12 months or less) from the balance sheet presentation and accounts for non-lease and lease components as a single lease component for all asset classes. Short-term lease expense was not material for the first quarter of 2019.
The Company determines if an arrangement is an operating or finance lease at the inception of each contract. If the contract is classified as an operating lease, Apache records an ROU asset and corresponding liability reflecting the total remaining present value of fixed lease payments over the expected term of the lease agreement. The expected term of the lease may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. If the Company’s lease does not provide an implicit rate in the contract, the Company uses its incremental borrowing rate when calculating the present value. In the normal course of business, Apache enters into various lease agreements for real estate, drilling rigs, vessels, aircraft, and equipment related to its exploration and development activities, which are typically classified as operating leases under the provisions of the standard. ROU assets are reflected within “Deferred charges and other assets” on the Company’s consolidated balance sheet, and the associated operating lease liabilities are reflected within “Other current liabilities” and “Other noncurrent liabilities,” as applicable.
Operating lease expense associated with ROU assets is recognized on a straight-line basis over the lease term. Lease expense is reflected on the statement of consolidated operations commensurate with the leased activities and nature of the services performed. Fixed operating lease expense was $55 million for the first quarter of 2019.

In addition, the Company periodically enters into finance leases that are similar to those leases classified as capital leases under previous GAAP. Finance lease assets are included in property, plant, and equipment on the consolidated balance sheet, and the associated finance lease liabilities are reflected within “Current debt” and “Long-term debt,” as applicable. Prior periods include the reclassification of $39 million finance lease obligations from “Other noncurrent liabilities” to “Long-term debt” to conform with this presentation. There was no material impact to the Company’s statement of consolidated operations and statement of consolidated cash flows for its treatment of finance leases.
The following table represents the Company’s weighted average lease term and discount rate as of March 31, 2019:

	Operating Leases	Finance Leases
Weighted average remaining lease term	3.4 years	8.7 years
Weighted average discount rate	4.3%	4.3%

The undiscounted future minimum lease payments reconciled to the carrying value of the lease liabilities as of March 31, 2019 were as follows:

Net Minimum Commitments	Operating Leases(1)	Finance Leases(2)
	(In millions)
2019	$159	$22
2020	111	13
2021	46	3
2022	40	3
2023	24	3
Thereafter	41	39
Total future minimum lease payments	421	83
Less: imputed interest	(34)	(15)
Total lease liabilities	387	68
Current portion	(187)	(30)
Non-current portion	$200	$38

(1)
Amounts included for drilling rig and related operational equipment obligations represent future payments associated with oil and gas operations gross of amounts billable to partners and other working interest owners. Such payments may be capitalized as a component of oil and gas properties, and either depreciated, impaired, or written off as exploration expense.

(2)
Amounts represent the Company’s finance lease obligation related to physical power generators being leased on a one-year term with the right to purchase (entered into during the first quarter of 2019) and a separate lease for the Company’s Midland, Texas regional office building.

The lease liability reflected in the table above represents the Company’s fixed minimum payments that are settled in accordance with the lease terms. Actual lease payments during the period may also include variable lease components such as common area maintenance, usage-based sales taxes and rate differentials, or other similar costs that are not determinable at the inception of the lease. Variable lease payments for the period ended March 31, 2019 were $17 million.

New Pronouncements Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses.” The standard changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is evaluating the new guidance and does not believe this standard will have a material impact on its financial statements.
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

2019 Activity
During the first quarter of 2019, Apache completed leasehold and property acquisitions for total cash consideration of $15 million primarily in its U.S. onshore regions. During the first quarter, the Company also completed the sale of certain non-core assets, primarily in the Permian region, in multiple transactions for total cash proceeds of $9 million. The Company recognized a total gain of approximately $3 million upon closing of these transactions.
In March 2019, Apache entered into an agreement to sell certain non-core assets in Oklahoma for $245 million, subject to normal and customary closing adjustments. As a result of the agreement, the associated assets and liabilities qualified as held for sale as of March 31, 2019. Property, plant, and equipment totaling $217 million were classified as current assets held for sale, and an asset retirement obligation of $6 million was classified as a current liability held for sale. The transaction is expected to close in the second quarter of 2019.
Subsequent to March 31, 2019, Apache entered into an agreement to sell certain non-core assets in south Texas for $43 million, subject to normal and customary closing adjustments. The transaction is expected to close in the second quarter of 2019. No material gain or loss is expected on the sale.

2018 Activity
During the first quarter of 2018, Apache completed $12 million of leasehold and property acquisitions primarily in its U.S. onshore regions. During the first quarter, the Company also completed the sale of certain non-core assets, primarily in the Permian region, in multiple transactions for total cash proceeds of $9 million. The Company recognized a total gain of approximately $7 million during the first quarter upon closing of these transactions.
3.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $123 million and $159 million at March 31, 2019 and December 31, 2018, respectively. The decrease is primarily attributable to successful transfers of well costs, partially offset by additional drilling activities during the period. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2018 were charged to dry hole expense during the three months ended March 31, 2019. Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether proved reserves can be attributed to these projects.
4.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Strategies
The Company is exposed to fluctuations in crude oil and natural gas prices, currency exchange rates, and interest rates. The Company utilizes various types of derivative financial instruments to manage fluctuations in cash flows resulting from these fluctuations. Apache has elected not to designate any of its derivative contracts as cash flow hedges.
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2019, Apache had derivative positions with 14 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

Derivative Instruments
Commodity Derivative Instruments
As of March 31, 2019, Apache had the following open crude oil financial basis swap contracts:

Production Period	Settlement Index	Mbbls	Weighted Average Price Differential
April—September 2019	Midland-WTI/Cushing-WTI	4,941	$(8.60)
October—December 2019	Midland-WTI/Cushing-WTI	1,380	$(3.72)

As of March 31, 2019, Apache had the following open natural gas costless collar contracts:

Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Floor Price	Weighted Average Ceiling Price
April—June 2019	NYMEX Henry Hub	9,100	$3.00	$3.92
As of March 31, 2019, Apache had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
April—June 2019	NYMEX Henry Hub/Waha	10,920	$(1.74)	16,380	$(0.53)
April—June 2019	NYMEX Henry Hub/EP Permian	—	—	10,920	$(1.58)
April—December 2019	NYMEX Henry Hub/Waha	—	—	11,000	$(0.45)

Foreign Currency Derivative Instruments
Apache has open foreign currency costless collar contracts in GBP/USD for £12.5 million per each calendar month for 2019 with a weighted average floor and ceiling price of $1.20 and $1.35, respectively.
Interest Rate Derivative Instruments
Apache has open U.S. treasury lock contracts with an aggregate notional amount of $400 million.

Fair Value Measurements
The fair values of the Company’s derivative contracts are not actively quoted in the open market. The Company uses a market approach to estimate the fair values of its derivative instruments on a recurring basis, utilizing futures pricing for the underlying positions provided by a reputable third party, a Level 2 fair value measurement.
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
March 31, 2019
Assets:
Commodity Derivative Instruments	$—	$50	$—	$50	$(14)	$36
Foreign Currency Derivative Instruments	—	1	—	1	—	1
Liabilities:
Commodity Derivative Instruments	—	46	—	46	(14)	32
Interest Rate Derivative Instruments	—	6	—	6	—	6
December 31, 2018
Assets:
Commodity Derivative Instruments	$—	$69	$—	$69	$(14)	$55
Liabilities:
Commodity Derivative Instruments	—	25	—	25	(14)	11

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.
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

	March 31, 2019	December 31, 2018
	(In millions)
Current Assets: Prepaid assets and other	$37	$55
Total Assets	$37	$55

Current Liabilities: Other current liabilities	$38	$11
Total Liabilities	$38	$11

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended March 31,
	2019	2018
	(In millions)
Realized gain (loss):
Derivative settlements, realized gain (loss)	$15	$(42)
Amortization of put premium, realized loss	—	(5)
Unrealized gain (loss)	(45)	49
Derivative instrument gains (losses), net	$(30)	$2

Derivative instrument gains and losses are recorded in “Derivative instrument gains (losses), net” under “Revenues and Other” in the Company’s statement of consolidated operations. Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations are reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument gains (losses), net” in “Adjustments to reconcile net income (loss) to net cash provided by operating activities.”

5.	EQUITY METHOD INTERESTS
Apache, through its ownership of Altus, consolidates the following equity method interests in Permian Basin pipelines. For each of the equity method interests, Altus has the ability to exercise significant influence based on certain governance provisions and its participation in the significant activities and decisions that impact the management and economic performance of the equity method interests.

	March 31, 2019		December 31, 2018
	Interest	Amount	Interest	Amount
	($ in millions)
Gulf Coast Express Pipeline LLC	15.0%	$157	15.0%	$91
EPIC Crude Holdings, LP	15.0%	52	—	—
		$209		$91

The equity method interest balance as of March 31, 2019 and December 31, 2018 were $1 million and $6 million, respectively, less than Apache’s underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized differences will be amortized into net income over the remaining useful lives of the associated pipelines, when they are placed into service.
The following table presents the activity in Apache’s equity method interests for the three months ended March 31, 2019:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Total
	(In millions)
Balance at December 31, 2018	$91	$—	$91
Acquisitions	—	52	52
Contributions	66	—	66
Balance at March 31, 2019	$157	$52	$209

As of December 31, 2018, Apache also held an investment in Marine Well Containment Company. This investment was sold in the first quarter of 2019 for $30 million, with no gain or loss recorded on the sale.

6.	OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In millions)
Accrued operating expenses	$72	$65
Accrued exploration and development	552	667
Accrued gathering, processing, and transmission - Altus	63	81
Accrued compensation and benefits	96	177
Accrued interest	121	137
Accrued income taxes	60	58
Current asset retirement obligation	66	66
Current operating lease liability	187	—
Other	139	90
Total other current liabilities	$1,356	$1,341

7.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the three-month period ended March 31, 2019:

(In millions)
Asset retirement obligation at December 31, 2018	$1,932
Liabilities incurred	3
Liabilities settled	(11)
Liabilities held for sale	(6)
Accretion expense	27
Asset retirement obligation at March 31, 2019	1,945
Less current portion	(66)
Asset retirement obligation, long-term	$1,879

8.	INCOME TAXES
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
During the first quarter of 2019, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. During the first quarter of 2018, Apache’s effective income tax rate was also primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets.
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

9.	DEBT AND FINANCING COSTS
The following table presents the carrying value of the Company’s debt as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In millions)
Notes and debentures before unamortized discount and debt issuance costs	$8,299	$8,299
Commercial paper	159	—
Finance lease obligations	68	40
Unamortized discount	(43)	(44)
Debt issuance costs	(50)	(51)
Total debt	8,433	8,244
Current maturities	(339)	(151)
Long-term debt	$8,094	$8,093

As of March 31, 2019, current debt included $150 million of 7.625% senior notes due July 1, 2019, $159 million of commercial paper, and $30 million of finance lease obligations. As of December 31, 2018, current debt included $150 million of 7.625% senior notes due July 1, 2019 and $1 million of finance lease obligations.
The fair value of the Company’s notes and debentures was $8.3 billion and $7.8 billion as of March 31, 2019 and December 31, 2018, respectively. When recorded, the carrying amount of the Company’s commercial paper, committed bank facilities, and uncommitted bank lines approximates fair value because the interest rates are variable and reflective of market rates. Apache uses a market approach to determine the fair value of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
In March 2018, the Company entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of March 31, 2019. The facility is for general corporate purposes, and committed borrowing capacity fully supports Apache’s commercial paper program. As of March 31, 2019, letters of credit aggregating approximately £3.1 million and no borrowings were outstanding under this facility.
The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of March 31, 2019, the Company had $159 million of commercial paper outstanding.
In November 2018, Altus Midstream LP, an indirectly controlled subsidiary of Apache, entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility provides aggregate commitments from a syndicate of banks of $450 million until (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the agreement, for three consecutive calendar months equals or exceeds $175 million on an annualized basis and (ii) Altus Midstream LP has raised at least $250 million of additional capital (such period, the Initial Period). Following the Initial Period, the aggregate commitments equal $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. After the Initial Period, Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of March 31, 2019, no borrowings or letters of credit were outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache or any of Apache’s other subsidiaries.

Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended March 31,
	2019	2018
	(In millions)
Interest expense	$107	$112
Amortization of deferred loan costs	2	5
Capitalized interest	(8)	(12)
Interest income	(4)	(6)
Financing costs, net	$97	$99

10.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of March 31, 2019, the Company has an accrued liability of approximately $35 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on each of the Legal Matters described below, please see Note 9—Commitments and Contingencies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Argentine Environmental Claims and Argentina Tariff
No material change in the status of the YPF Sociedad Anónima and Pioneer Natural Resources Company indemnities matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Louisiana Restoration
As more fully described in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including Apache, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to its original condition, regardless of the value of the underlying property. From time to time restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material, except as noted. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While an adverse judgment against Apache is possible, Apache intends to actively defend these lawsuits and claims.
Starting in November of 2013 and continuing into 2019, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including Apache. These cases have all been removed to federal courts in Louisiana. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While an adverse judgment against Apache might be possible, Apache intends to vigorously oppose these claims.

No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The Court recently granted motions filed by Apache reducing the plaintiffs’ alleged damages to an amount that is not material to the Company. Apache believes that plaintiffs’ claims lack merit and will vigorously oppose the claims. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Castex Lawsuit
In a case styled Apache Corporation v. Castex Offshore, Inc, et. al., Cause No. 2015-48580, in the 113rd Judicial District Court of Harris County, Texas, Castex filed claims for alleged damages which they recently disclosed to be approximately $200 million, relating to overspend on the Belle Isle Gas Facility upgrade, and the drilling of five sidetracks on the Potomac #3 Well. After a jury trial, a verdict of approximately $60 million was entered against Apache. Apache intends to appeal.
Environmental Matters
As of March 31, 2019, the Company had an undiscounted reserve for environmental remediation of approximately $5 million. The Company is not aware of any environmental claims existing as of March 31, 2019, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

11.	CAPITAL STOCK
Net Income (Loss) per Common Share
A reconciliation of the components of basic and diluted net income (loss) per common share for the quarters ended March 31, 2019 and 2018, is presented in the table below.

	For the Quarter Ended March 31,
	2019			2018
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$(47)	376	$(0.12)	$145	382	$0.38
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	2	$—
Diluted:
Income (loss) attributable to common stock	$(47)	376	$(0.12)	$145	384	$0.38

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 5.5 million and 6.7 million for the quarters ended March 31, 2019 and 2018, respectively.
Common Stock Dividends
For the quarters ended March 31, 2019, and 2018, Apache paid $94 million and $95 million, respectively, in dividends on its common stock.
Stock Repurchase Program
In 2013 and 2014, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased from time to time either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through March 31, 2019, had repurchased a total of 40 million shares at an average price of $79.18 per share. During the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares and has not purchased any shares during 2019.

12.	BUSINESS SEGMENT INFORMATION
As of March 31, 2019, Apache is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, the North Sea, and the U.S. Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity. Apache’s Upstream business explores for, develops, and produces natural gas, crude oil and natural gas liquids. During the fourth quarter of 2018, Apache established a new reporting segment for its U.S. midstream business separate from its upstream oil and gas development activities. The midstream business is operated by Altus, which owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas, anchored by midstream service contracts to Apache’s production from its Alpine High resource play. Altus primarily generates revenue by providing fee-based natural gas gathering, compression, processing, and transportation services. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Quarter Ended March 31, 2019
Oil revenues	$514	$300	$496	$—	$—	$1,310
Natural gas revenues	81	32	123	—	—	236
Natural gas liquids revenues	4	6	98	—	—	108
Oil and gas production revenues	599	338	717	—	—	1,654
Midstream service affiliate revenues	—	—	—	34	(34)	—

Operating Expenses:
Lease operating expenses	118	72	176	—	(1)	365
Gathering, processing, and transmission	12	12	81	16	(33)	88
Taxes other than income	—	—	48	3	—	51
Exploration	32	1	33	—	3	69
Depreciation, depletion, and amortization	188	99	352	7	—	646
Asset retirement obligation accretion	—	19	8	—	—	27
	350	203	698	26	(31)	1,246
Operating Income (Loss)(3)	$249	$135	$19	$8	$(3)	408
Other Income (Expense):
Gain on divestitures						3
Derivative instrument losses, net						(30)
Other(4)						8
General and administrative						(123)
Transaction, reorganization, and separation						(4)
Financing costs, net						(97)
Income Before Income Taxes						$165

Total Assets(5)	$4,065	$2,601	$13,205	$1,825	$55	$21,751

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Quarter Ended March 31, 2018
Oil revenues	$569	$271	$553	$—	$—	$1,393
Natural gas revenues	88	24	110	—	—	222
Natural gas liquids revenues	3	4	111	—	—	118
Oil and gas production revenues	660	299	774	—	—	1,733
Midstream service affiliate revenues	—	—	—	12	(12)	—

Operating Expenses:
Lease operating expenses	98	93	158	—	—	349
Gathering, processing, and transmission	12	10	65	11	(12)	86
Taxes other than income	—	—	52	3	—	55
Exploration	28	14	33	—	1	76
Depreciation, depletion, and amortization	186	95	269	3	—	553
Asset retirement obligation accretion	—	19	8	—	—	27
	324	231	585	17	(11)	1,146
Operating Income (Loss)(3)	$336	$68	$189	$(5)	$(1)	587
Other Income (Expense):
Gain on divestitures						7
Derivative instrument gains, net						2
Other(4)						5
General and administrative						(114)
Financing costs, net						(99)
Income Before Income Taxes						$388

Total Assets(5)	$4,813	$3,009	$13,106	$821	$42	$21,791

(1)
Includes revenue from non-customers of $107 million, $11 million, and $1 million for oil, natural gas, and natural gas liquids, respectively, for the first quarter of 2019, and $139 million, $15 million, and $1 million for oil, natural gas, and natural gas liquids, respectively, for the first quarter of 2018.

(2)	Includes a noncontrolling interest in Egypt for the 2019 and 2018 periods, and Altus for the 2019 period.

(3)
The operating income of U.S. and North Sea includes leasehold and unproved impairments totaling $21 million and $2 million, respectively, for the first quarter of 2019. The operating income of U.S. includes leasehold and unproved impairments totaling $16 million for the first quarter of 2018.

(4)
Included in Other are sales proceeds related to U.S. third-party purchased oil and gas totaling $24 million and $104 million for the periods ending March 31, 2019 and 2018, respectively, which are determined to be revenue from customers.

(5)	Intercompany balances are excluded from total assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Corporation and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Overview
Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. The Company’s upstream business currently has exploration and production operations in three geographic areas: the United States (U.S.), Egypt, and offshore the United Kingdom (U.K.) in the North Sea (North Sea). Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity. Apache’s midstream business is operated by Altus Midstream Company through its subsidiary Altus Midstream LP (collectively, Altus), which owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas, anchored by midstream service contracts to Apache’s production from its Alpine High resource play. Altus primarily generates revenue by providing fee-based natural gas gathering, compression, processing, and transportation services.
Apache reported a first quarter loss of $47 million, or $0.12 per common share, compared to income of $145 million, or $0.38 per common share, in the first quarter of 2018. The decrease in net income compared to the prior-year quarter is primarily the result of lower commodity price realizations. Daily production in the first quarter of 2019 averaged 503 Mboe/d, an increase of 14 percent from the comparative prior-year quarter driven primarily by activity in the Permian Basin, including continued development of the Company’s Alpine High field. Apache’s U.S. assets are complemented by its international assets in Egypt and the North Sea, each of which adds to the Company’s deep inventory of exploration and development opportunities and generates cash flows in excess of current capital investments, facilitating the Company’s ability to develop Alpine High while maintaining financial flexibility.
The Company generated $598 million in cash from operating activities during the quarter, a decrease of 3 percent from the first quarter of last year, driven by lower revenues from lower realized commodity prices. Apache ended the quarter with $327 million of cash. Apache continuously monitors changes in its operating environment and has the ability, with its dynamic capital allocation process, to adjust the Company’s capital investment program to levels commensurate with cash from operating activities and to maximize value for Apache’s shareholders over the long term. In light of the lower commodity price environment at the end of 2018, Apache curtailed its 2019 upstream development program, with capital costs incurred for the first quarter of 2019 reflecting a 26 percent reduction from the fourth quarter of 2018 and a 19 percent reduction from the first quarter of 2018.
Operating Highlights
Key operational highlights for the quarter include:
United States

•
U.S. onshore equivalent production increased 27 percent from the first quarter of 2018, a reflection of the success of the Midland Basin drilling program and the commencement and continued production ramp-up at Alpine High.

•
First quarter equivalent production from the Permian region, which accounts for 85 percent of Apache’s total U.S. production, increased 36 percent from the first quarter of 2018, which was driven by continued production ramp-up at Alpine High and strong performance in the Midland Basin.

International

•
The Egypt region averaged 10 rigs and drilled 23 gross wells during the first quarter of 2019. Gross equivalent production increased 1 percent from the first quarter of 2018; however, net production decreased 5 percent due to the impact of lower recoverable costs on volumes as a result of the mechanics of the Company’s production sharing contracts. The region contributed $599 million of revenues during the first quarter of 2019.

•
The North Sea region averaged 3 rigs and drilled 5 gross wells during the first quarter of 2019. The region’s daily production increased 21 percent from the first quarter 2018, primarily the result of a development well coming online at the Callater field, production from the Garten field which came online in November 2018, and less downtime at the Beryl field as compared to the prior-year quarter.

•
The Company continues to progress its exploration efforts in Suriname. Apache will drill its first well on the 100 percent-owned Black 58 this year, extending the concession term through June 30, 2022. A drillship has been contracted, and the Company anticipates spudding the well around mid-year.

Results of Operations
Oil and Gas Revenues
The table below presents revenues by geographic region and each region’s percent contribution to revenues for the first quarters of 2019 and 2018.

	For the Quarter Ended March 31,
	2019		2018
	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$496	38%	$553	40%
Egypt (1)	514	39%	569	41%
North Sea	300	23%	271	19%
Total (1)	$1,310	100%	$1,393	100%
Total Natural Gas Revenues:
United States	$123	52%	$110	49%
Egypt (1)	81	34%	88	40%
North Sea	32	14%	24	11%
Total (1)	$236	100%	$222	100%
Total Natural Gas Liquids (NGL) Revenues:
United States	$98	91%	$111	94%
Egypt (1)	4	4%	3	3%
North Sea	6	5%	4	3%
Total (1)	$108	100%	$118	100%
Total Oil and Gas Revenues:
United States	$717	43%	$774	45%
Egypt (1)	599	36%	660	38%
North Sea	338	21%	299	17%
Total (1)	$1,654	100%	$1,733	100%

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The table below presents the first-quarter 2019 and 2018 production and the relative increase or decrease from the prior period.

	For the Quarter Ended March 31,
	2019	Increase (Decrease)	2018
Oil Volume – b/d
United States	108,778	9%	99,747
Egypt(1)(2)	91,616	(4)%	95,270
North Sea	54,528	18%	46,348
Total	254,922	6%	241,365
Natural Gas Volume – Mcf/d
United States	744,307	52%	488,544
Egypt(1)(2)	315,508	(8)%	343,901
North Sea	56,892	39%	41,039
Total	1,116,707	28%	873,484
NGL Volume – b/d
United States	58,864	15%	51,284
Egypt(1)(2)	1,150	23%	937
North Sea	1,823	56%	1,168
Total	61,837	16%	53,389
BOE per day(3)
United States	291,693	25%	232,456
Egypt(1)(2)	145,351	(5)%	153,524
North Sea(4)	65,833	21%	54,356
Total	502,877	14%	440,336

(1)	Gross oil, natural gas, and NGL production in Egypt for the first quarter of 2019 and 2018 were as follows:

	For the Quarter Ended March 31,
	2019	2018
Oil (b/d)	203,985	202,209
Natural Gas (Mcf/d)	755,715	758,275
NGL (b/d)	2,065	1,475

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the first quarter of 2019 and 2018 of:

	For the Quarter Ended March 31,
	2019	2018
Oil (b/d)	30,554	31,774
Natural Gas (Mcf/d)	105,412	114,913
NGL (b/d)	383	312

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

(4)
Average sales volumes from the North Sea for the first quarter of 2019 and 2018 were 63,176 boe/d and 53,695 boe/d, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing
The table below presents first-quarter 2019 and 2018 pricing and the relative increase or decrease from the prior period.

	For the Quarter Ended March 31,
	2019	Increase (Decrease)	2018
Average Oil Price - Per barrel
United States	$50.70	(18)%	$61.76
Egypt	62.35	(6)%	66.30
North Sea	64.15	(3)%	65.87
Total	57.70	(10)%	64.34
Average Natural Gas Price - Per Mcf
United States	$1.83	(27)%	$2.49
Egypt	2.85	—	2.85
North Sea	6.24	(5)%	6.60
Total	2.34	(17)%	2.82
Average NGL Price - Per barrel
United States	$18.47	(23)%	$24.02
Egypt	37.66	4%	36.19
North Sea	40.60	(5)%	42.82
Total	19.49	(21)%	24.65
Crude Oil Revenues Crude oil revenues for the first quarter of 2019 totaled $1.3 billion, an $83 million decrease from the comparative 2018 quarter. A 6 percent increase in average daily production increased first-quarter 2019 revenues by $61 million compared to the prior-year quarter, while 10 percent lower average realized prices decreased revenues by $144 million. Crude oil accounted for 79 percent of oil and gas production revenues and 51 percent of worldwide production in the first quarter of 2019. Crude oil prices realized in the first quarter of 2019 averaged $57.70 per barrel, compared with $64.34 per barrel in the comparative prior-year quarter.
Worldwide oil production increased 13.6 Mb/d to 254.9 Mb/d in the first quarter of 2019 from the comparative prior-year period, primarily a result of an increase in the Permian region on the success of the Midland Basin drilling program and an increase in the North Sea from the Garten field coming online in November 2018.
Natural Gas Revenues Gas revenues for the first quarter of 2019 totaled $236 million, a $14 million increase from the comparative 2018 quarter. A 28 percent increase in average daily production increased first-quarter revenues by $51 million compared to the prior-year quarter, while 17 percent lower average realized prices decreased revenues by $37 million. Natural gas accounted for 14 percent of Apache’s oil and gas production revenues and 37 percent of its equivalent production during the first quarter of 2019.
Worldwide natural gas production increased 243 MMcf/d to 1.1 Bcf/d in the first quarter of 2019 from the comparative prior-year period, primarily a result of the Alpine High development.
NGL Revenues NGL revenues for the first quarter of 2019 totaled $108 million, a $10 million decrease from the comparative 2018 quarter. A 16 percent increase in average daily production increased first-quarter 2019 revenues by approximately $15 million compared to the prior-year quarter, while 21 percent lower average realized prices decreased revenues by $25 million. NGLs accounted for 7 percent of Apache’s oil and gas production revenues and 12 percent of its equivalent production during the first quarter of 2019.
Worldwide production of NGLs increased 8.4 Mb/d to 61.8 Mb/d in the first quarter of 2019 from the comparative prior-year period, primarily a result of the Alpine High development.

Altus Revenues
During the first quarter of 2019 and 2018, midstream services revenues totaling $34 million and $12 million, respectively, were generated through fee-based contractual arrangements between Apache and Altus and eliminated upon consolidation. The increase was primarily driven by higher throughput volumes from Alpine High.
Operating Expenses
The table below presents a comparison of the Company’s expenses on an absolute dollar basis. The Company’s discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on context. All operating expenses include costs attributable to a noncontrolling interest in Altus and Egypt.

	For the Quarter Ended March 31,
	2019	2018
	(In millions)
Lease operating expenses	$365	$349
Gathering, processing, and transmission	88	86
Taxes other than income	51	55
Exploration	69	76
General and administrative	123	114
Transaction, reorganization, and separation	4	—
Depreciation, depletion, and amortization:
Oil and gas property and equipment	607	518
GPT assets	23	19
Other assets	16	16
Asset retirement obligation accretion	27	27
Financing costs, net	97	99
Lease Operating Expenses (LOE) LOE increased $16 million, or 5 percent, for the first quarter of 2019 on an absolute dollar basis relative to the comparable period of 2018. On a per-unit basis, LOE decreased 8 percent to $8.12 per boe for the first quarter of 2019 compared to the prior-year period. The decrease on a per-unit basis is primarily the result of lower average operating costs and an increase in volumes primarily from Alpine High.
Gathering, Processing, and Transmission (GPT) GPT expenses include transmission and processing costs paid to third-party carriers and to Altus for Apache’s upstream oil and gas production. GPT expenses also include midstream operating costs incurred by Altus. The following table presents a summary of these expenses:

	For the Quarter Ended March 31,
	2019	2018
	(In millions)
Third-party processing and transmission costs	$72	$75
Midstream service affiliate costs	33	12
Upstream processing and transmission costs	105	87
Midstream operating expenses	16	11
Intersegment eliminations	(33)	(12)
Total GPT costs	$88	$86
GPT costs remained relatively flat compared with the first quarter of 2018. Midstream service affiliate costs increased $21 million as a result of increased Alpine High volumes. These costs are eliminated upon consolidation.
Taxes other than Income Taxes other than income totaled $51 million for the first quarter of 2019, a decrease of $4 million from the first quarter of 2018, primarily the result of a $4 million decrease in severance taxes on lower commodity prices.

Exploration Expense Exploration expense includes unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. Exploration expenses in the first quarter of 2019 decreased $7 million compared to the prior-year period.
The following table presents a summary of exploration expense:

	For the Quarter Ended March 31,
	2019	2018
	(In millions)
Unproved leasehold impairments	$23	$16
Dry hole expense	10	20
Geological and geophysical expense	19	18
Exploration overhead and other	17	22
	$69	$76
Unproved leasehold impairments increased $7 million from the first quarter of 2018, primarily a result of a decrease in planned activity on term acreage. Dry hole expense decreased $10 million in the first quarter from the prior-year quarter, a result of unsuccessful international offshore exploration in the 2018 period.
General and Administrative (G&A) Expenses G&A expense for the first quarter of 2019 was $9 million higher than the comparative 2018 period. The increase in G&A expense was primarily related to higher incentive and stock-based compensation.
Transaction, Reorganization, and Separation (TRS) Costs The Company recorded $4 million of expenses during the first quarter of 2019, primarily related to company reorganization, including separation costs and other associated costs. The Company recorded no TRS costs in the first quarter of 2018.
Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense increased $89 million compared to the first quarter of 2018, over 80 percent of which was a result of higher production. The Company’s oil and gas property DD&A rate increased 3 percent or $0.39 per boe in the first quarter of 2019 compared to the comparable prior-year period. GPT depreciation increased $4 million compared to the prior-year period, primarily a result of capital spending on Altus infrastructure. Other asset depreciation remained flat compared with the first quarter of 2018.
Impairments The Company did not record any asset impairments in connection with fair value assessments in each of the first quarters of 2019 and 2018. For more information regarding asset impairments, please refer to “Fair Value Measurements” and “Oil and Gas Property” within Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Financing Costs, Net Financing costs incurred during the period comprised the following:

	For the Quarter Ended March 31,
	2019	2018
	(In millions)
Interest expense	$107	$112
Amortization of deferred loan costs	2	5
Capitalized interest	(8)	(12)
Interest income	(4)	(6)
Financing costs, net	$97	$99
Net financing costs remained relatively flat compared with the first quarter of 2018. Interest expense decreased $5 million compared to the comparable prior-year period as a result of the Company’s debt refinancing in the fourth quarter of 2018.

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
During the first quarter of 2019, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. During the first quarter of 2018, Apache’s effective income tax rate was also primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets.
The Company continues to record a full valuation allowance against its U.S. net deferred tax assets and will continue to maintain a full valuation allowance until there is sufficient evidence to support the reversal of all or some portion of this allowance.
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
Apache believes the liquidity and capital resource alternatives available to the Company, combined with proactive measures to adjust its capital budget to reflect volatile commodity prices and anticipated operating cash flows, will be adequate to fund short-term and long-term operations, including Apache’s capital development program, repayment of debt maturities, payment of dividends, and any amount that may ultimately be paid in connection with commitments and contingencies.
For additional information, please see Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Three Months Ended March 31,
	2019	2018
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$598	$615
Proceeds from sale of oil and gas properties	9	9
Commercial paper	159	—
Other	29	—
	795	624
Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$848	$865
Leasehold and property acquisitions	15	12
Altus equity method interests	118	—
Payments on fixed-rate debt	—	150
Dividends paid	94	95
Distributions to noncontrolling interest - Egypt	107	69
Other	—	24
	1,182	1,215
Decrease in cash and cash equivalents	$(387)	$(591)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
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

Net cash provided by operating activities for the first three months of 2019 totaled $598 million, a decrease of $17 million from the first three months of 2018. The decrease primarily reflects lower commodity prices compared to the prior-year period, partially offset by higher production volumes.
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
Asset Divestitures The Company recorded proceeds from non-core asset divestitures, primarily in the Permian region, totaling $9 million in each of the first three months of 2019 and 2018. For more information regarding the Company’s acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Capital Expenditures Worldwide exploration and development (E&D) cash expenditures for the first three months of 2019 totaled $729 million, compared to $737 million for the first three months of 2018. Expenditures were primarily in the Permian region as Apache continues development of its Alpine High play. Apache operated an average of 29 drilling rigs during the first quarter of 2019.
Apache’s cash expenditures in GPT facilities totaled $119 million and $128 million in the first three months of 2019 and 2018, respectively, and are nearly all comprised investments in midstream infrastructure for the Alpine High play, which were contributed to Altus Midstream LP upon closing of the Altus transaction in the fourth quarter of 2018.
Apache also completed leasehold and property acquisitions for cash totaling $15 million and $12 million during the first three months of 2019 and 2018, respectively. Acquisition investments continued to focus on adding new leasehold positions to the Company’s U.S. onshore regions.
Altus Equity Method Interests Apache made acquisitions and contributions in its equity method interests of $118 million in the first three months of 2019. The Company had no equity method interest cash activity in the first three months of 2018. For more information regarding the Company’s equity method interests, please see Note 5—Equity Method Interests in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Dividends For the three-month periods ended March 31, 2019 and 2018, the Company paid $94 million and $95 million, respectively, in dividends on its common stock.
Egypt Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in Apache’s oil and gas business in Egypt. Apache made cash distributions totaling $107 million and $69 million to Sinopec in the first three months of 2019 and 2018, respectively.

Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	March 31, 2019	December 31, 2018
	(In millions)
Cash and cash equivalents	$327	$714
Total debt	8,433	8,244
Equity	8,609	8,812
Available committed borrowing capacity	3,837	3,857
Available committed borrowing capacity - Altus	450	450
Cash and cash equivalents The Company had $327 million in cash and cash equivalents as of March 31, 2019, of which approximately $177 million was held by Altus. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.
Debt As of March 31, 2019, outstanding debt, which consisted of notes, debentures and finance lease obligations, totaled $8.4 billion. Current debt as of March 31, 2019, included $150 million of 7.625% senior notes due July 1, 2019, $159 million of commercial paper, and $30 million of finance lease obligations.
In March 2018, the Company entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of March 31, 2019. The facility is for general corporate purposes, and committed borrowing capacity fully supports Apache’s commercial paper program. As of March 31, 2019, letters of credit aggregating approximately £3.1 million and no borrowings were outstanding under this facility.
The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of March 31, 2019, the Company had $159 million of commercial paper outstanding.
In November 2018, Altus Midstream LP, an indirectly controlled subsidiary of Apache, entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility provides aggregate commitments from a syndicate of banks of $450 million until (i) the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the agreement, for three consecutive calendar months equals or exceeds $175 million on an annualized basis and (ii) Altus Midstream LP has raised at least $250 million of additional capital (such period, the Initial Period). Following the Initial Period, the aggregate commitments equal $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. After the Initial Period, Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of March 31, 2019, no borrowings or letters of credit were outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache or any of Apache’s other subsidiaries.
The Company was in compliance with the terms of its credit facilities as of March 31, 2019.
Off-Balance Sheet Arrangements Apache enters into customary agreements in the oil and gas industry for drilling rig commitments, firm transportation agreements, and other obligations as described in “Contractual Obligations” in Item 7, Part II of the Form 10-K for the year ended December 31, 2018. There have been no material changes to the contractual obligations described therein.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company’s average crude oil realizations have decreased 10 percent to $57.70 per barrel in the first quarter of 2019 from $64.34 per barrel in the comparable period of 2018. The Company’s average natural gas price realizations have decreased 17 percent to $2.34 per Mcf in the first quarter of 2019 from $2.82 per Mcf in the comparable period of 2018. Based on average daily production for the first quarter of 2019, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $23 million, and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the quarter by approximately $10 million.
Apache periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of March 31, 2019, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $49 million. A 10 percent increase in gas prices would increase the asset by approximately $4 million, while a 10 percent decrease in prices would decrease the asset by approximately $3 million. As of March 31, 2019, the Company had open oil derivatives not designated as cash flow hedges in a liability position with a fair value of $45 million. A 10 percent increase in oil prices would increase the liability by approximately $32 million, while a 10 percent decrease in prices would decrease the liability by approximately $32 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2019. See Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
At March 31, 2019, Apache had approximately $8.1 billion of long-term debt (excluding capital lease and other obligations) outstanding, all of which was fixed-rate debt, with a weighted average interest rate of 4.85 percent. Although near-term changes in interest rates may affect the fair value of Apache’s fixed-rate debt, they do not expose the Company to the risk of earnings or cash flow loss associated with that debt. Apache is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its commercial paper program and credit facilities. As of March 31, 2019, the Company’s cash and cash equivalents totaled approximately $327 million, approximately 94 percent of which was invested in money market funds and short-term investments with major financial institutions. A change in the interest rate applicable to the Company’s short-term investments would have a de minimis impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings under its commercial paper program, revolving credit facilities, and money market lines of credit. Apache currently has $400 million of U.S. treasury locks outstanding in order to minimize exposure to variability in interest rates associated with potential issuances of debt.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $3 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of March 31, 2019.
The Company has outstanding foreign exchange contracts with a total notional amount of £113 million that are used to reduce its exposure to fluctuating foreign exchange rates for the British pound. A 10 percent strengthening of the British pound against the U.S. dollar would result in a foreign currency net gain of $12 million, while a 10 percent weakening of the British pound against the U.S. dollar would result in a loss of $3 million.

ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed with the SEC on February 28, 2019) and Note 10—Commitments and Contingencies in the notes to the consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS
Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors since our annual report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2013 and 2014, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased from time to time either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through March 31, 2019, had repurchased a total of 40 million shares at an average price of $79.18 per share. During the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares and has not purchased any shares during 2019.

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

10.2	–
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

APACHE CORPORATION

Dated:	May 2, 2019	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 2, 2019	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)