Form 10-Q
period 2019-06-30
APACHE CORP
filed 2019-08-01
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(713) 296-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.625 par value	APA	New York Stock Exchange
Common Stock, $0.625 par value	APA	Chicago Stock Exchange
Common Stock, $0.625 par value	APA	NASDAQ Global Select Market
7.75% Notes Due 2029	APA/29	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2019	375,958,977

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

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our second-quarter 2019 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$1,397	$1,576	$2,707	$2,969
Natural gas revenues	118	212	354	434
Natural gas liquids revenues	83	148	191	266
	1,598	1,936	3,252	3,669
Derivative instrument losses, net	(8)	(25)	(38)	(23)
Gain on divestitures	17	2	20	9
Other	(4)	16	4	21
	1,603	1,929	3,238	3,676
OPERATING EXPENSES:
Lease operating expenses	389	356	754	705
Gathering, processing, and transmission	76	82	164	168
Taxes other than income	46	49	97	104
Exploration	95	76	164	152
General and administrative	102	117	225	231
Transaction, reorganization, and separation	6	12	10	12
Depreciation, depletion, and amortization	602	608	1,248	1,161
Asset retirement obligation accretion	26	27	53	54
Impairments	240	—	240	—
Financing costs, net	173	94	270	193
	1,755	1,421	3,225	2,780
NET INCOME (LOSS) BEFORE INCOME TAXES	(152)	508	13	896
Current income tax provision	187	249	373	447
Deferred income tax benefit	(23)	(10)	(42)	(26)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(316)	269	(318)	475
Net income attributable to noncontrolling interest - Egypt	43	74	87	135
Net loss attributable to noncontrolling interest - Altus	(3)	—	(2)	—
Net income attributable to Altus Preferred Unit limited partners	4	—	4	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(360)	$195	$(407)	$340

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.96)	$0.51	$(1.08)	$0.89
Diluted	$(0.96)	$0.51	$(1.08)	$0.88
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	377	382	376	382
Diluted	377	385	376	384

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$(318)	$475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized derivative instrument losses (gains), net	66	(104)
Gain on divestitures	(20)	(9)
Exploratory dry hole expense and unproved leasehold impairments	90	73
Depreciation, depletion, and amortization	1,248	1,161
Asset retirement obligation accretion	53	54
Impairments	240	—
Deferred income tax benefit	(42)	(26)
Loss on extinguishment of debt	75	—
Other	22	82
Changes in operating assets and liabilities:
Receivables	96	(101)
Inventories	(16)	(9)
Drilling advances	(8)	30
Deferred charges and other	(3)	69
Accounts payable	(66)	46
Accrued expenses	21	(20)
Deferred credits and noncurrent liabilities	16	7
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,454	1,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,386)	(1,572)
Leasehold and property acquisitions	(34)	(38)
Additions to Altus gathering, processing, and transmission facilities	(246)	(284)
Altus equity method interests	(438)	—
Proceeds from sale of oil and gas properties	247	13
Other, net	25	(33)
NET CASH USED IN INVESTING ACTIVITIES	(1,832)	(1,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Fixed-rate debt borrowings	989	—
Payments on fixed-rate debt	(1,000)	(150)
Distributions to noncontrolling interest - Egypt	(164)	(155)
Redeemable noncontrolling interest - Altus Preferred Unit limited partners	611	—
Dividends paid	(188)	(191)
Other	(35)	(14)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	213	(510)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(165)	(696)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	714	1,668
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$549	$972

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$219	$200
Income taxes paid, net of refunds	285	374

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

In millions except share and per-share amounts	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($377 and $450 related to Altus VIE)	$549	$714
Receivables (net of allowance of $102 and $92)	1,098	1,194
Other current assets (Note 5) ($8 and $7 related to Altus VIE)	1,144	779
	2,791	2,687
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	39,573	42,345
Unproved properties and properties under development	1,206	1,435
Gathering, processing, and transmission facilities ($1,452 and $1,251 related to Altus VIE)	2,057	1,856
Other ($38 and nil related to Altus VIE)	1,156	1,120
	43,992	46,756
Less: Accumulated depreciation, depletion, and amortization ($40 and $24 related to Altus VIE)	(26,236)	(28,335)
	17,756	18,421
OTHER ASSETS:
Equity method interests ($527 and $91 related to Altus VIE)	527	121
Deferred charges and other ($72 and $71 related to Altus VIE)	732	353
	$21,806	$21,582
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$644	$709
Current debt ($23 and nil related to Altus VIE)	175	151
Other current liabilities (Note 7) ($44 and $85 related to Altus VIE)	1,443	1,341
	2,262	2,201
LONG-TERM DEBT	8,157	8,093
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	348	391
Asset retirement obligation ($33 and $29 related to Altus VIE)	1,850	1,866
Other ($94 and nil related to Altus VIE)	514	219
	2,712	2,476
COMMITMENTS AND CONTINGENCIES (Note 11)

REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 12)	521	—

EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 416,920,316 and 415,692,116 shares issued, respectively	261	260
Paid-in capital	11,931	12,106
Accumulated deficit	(2,455)	(2,048)
Treasury stock, at cost, 40,964,193 and 40,995,894 shares, respectively	(3,190)	(3,192)
Accumulated other comprehensive income	4	4
APACHE SHAREHOLDERS’ EQUITY	6,551	7,130
Noncontrolling interest - Egypt	1,198	1,275
Noncontrolling interest - Altus	405	407
TOTAL EQUITY	8,154	8,812
	$21,806	$21,582

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Redeemable Noncontrolling Interest — Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APACHE SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY
		(In millions)
For the Quarter Ended June 30, 2018
BALANCE AT MARCH 31, 2018	$—	$259	$12,069	$(1,943)	$(2,887)	$4	$7,502	$1,367	$8,869
Net income attributable to common stock	—	—	—	195	—	—	195	—	195
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	74	74
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(86)	(86)
Common dividends ($0.25 per share)	—	—	(95)	—	—	—	(95)	—	(95)
Other	—	1	37	—	—	—	38	—	38
BALANCE AT JUNE 30, 2018	$—	$260	$12,011	$(1,748)	$(2,887)	$4	$7,640	$1,355	$8,995

For the Quarter Ended June 30, 2019
BALANCE AT MARCH 31, 2019	$—	$261	$12,009	$(2,095)	$(3,190)	$4	$6,989	$1,620	$8,609
Net loss attributable to common stock	—	—	—	(360)	—	—	(360)	—	(360)
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	43	43
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(3)	(3)
Issuance of Altus Preferred Units	517	—	—	—	—	—	—	—	—
Net income attributable to Altus Preferred Unit holders	4	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(57)	(57)
Common dividends ($0.25 per share)	—	—	(94)	—	—	—	(94)	—	(94)
Other	—	—	16	—	—	—	16	—	16
BALANCE AT JUNE 30, 2019	$521	$261	$11,931	$(2,455)	$(3,190)	$4	$6,551	$1,603	$8,154

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTEREST – (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest — Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APACHE SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY
		(In millions)
For the Six Months Ended June 30, 2018
BALANCE AT DECEMBER 31, 2017	$—	$259	$12,128	$(2,088)	$(2,887)	$4	$7,416	$1,375	$8,791
Net income attributable to common stock	—	—	—	340	—	—	340	—	340
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	135	135
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(155)	(155)
Common dividends ($0.50 per share)	—	—	(191)	—	—	—	(191)	—	(191)
Other	—	1	74	—	—	—	75	—	75
BALANCE AT JUNE 30, 2018	$—	$260	$12,011	$(1,748)	$(2,887)	$4	$7,640	$1,355	$8,995

For the Six Months Ended June 30, 2019
BALANCE AT DECEMBER 31, 2018	$—	$260	$12,106	$(2,048)	$(3,192)	$4	$7,130	$1,682	$8,812
Net loss attributable to common stock	—	—	—	(407)	—	—	(407)	—	(407)
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	87	87
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(2)	(2)
Issuance of Altus Preferred Units	517	—	—	—	—	—	—	—	—
Net income attributable to Altus Preferred Unit holders	4	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(164)	(164)
Common dividends ($0.50 per share)	—	—	(188)	—	—	—	(188)	—	(188)
Other	—	1	13	—	2	—	16	—	16
BALANCE AT JUNE 30, 2019	$521	$261	$11,931	$(2,455)	$(3,190)	$4	$6,551	$1,603	$8,154

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
As of June 30, 2019, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of its consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, with the exception of Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” (see “Leases” section in this Note 1 below).
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
Additionally, third-party investors own a minority interest of approximately 21 percent of Altus Midstream Company (ALTM), which is reflected as a separate noncontrolling interest component of equity in Apache’s consolidated balance sheet. Apache consolidates the activities of ALTM, which qualifies as a variable interest entity (VIE) under GAAP. Apache has concluded that it is the primary beneficiary of the VIE, as defined in the accounting standards, since Apache has the power, through its ownership, to direct those activities that most significantly impact the economic performance of ALTM and the obligation to absorb losses or the right to receive benefits that could be potentially significant to ALTM. This conclusion was based on a qualitative analysis that considered ALTM’s governance structure, the commercial agreements between ALTM, Altus Midstream LP (collectively with ALTM, Altus), and Apache, and the voting rights established between the members, which provide Apache with the ability to control the operations of Altus. On June 12, 2019, Altus Midstream LP issued and sold Series A Cumulative Redeemable Preferred Units (the Preferred Units) through a private offering that admitted additional limited partners with separate rights for the Preferred Unit holders. For further details on the terms of the Preferred Units and rights of the holders, refer to Note 12—Redeemable Noncontrolling Interest - Altus.
Investments in which Apache holds less than 50 percent of the voting interest are typically accounted for under the equity method of accounting, with the balance recorded separately as “Equity method interests” in Apache’s consolidated balance sheet and results of operations recorded as a component of “Other” under “Revenues and Other” in the Company’s statement of consolidated operations. Refer to Note 6—Equity Method Interests for more detail.
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
Recurring fair value measurements are presented in further detail in Note 4—Derivative Instruments and Hedging Activities, Note 10—Debt and Financing Costs, and Note 12—Redeemable Noncontrolling Interest - Altus.
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. In the second quarter of 2019, the Company entered into an agreement to sell certain of its assets in the Western Anadarko Basin in Oklahoma and Texas. As a result of this agreement, a separate impairment analysis was performed for each of the assets within the disposal group. The analyses were based on the agreed-upon proceeds less costs to sell for the transaction, a Level 1 fair value measurement. The carrying value of the net assets to be divested exceeded the fair value implied by the expected net proceeds, resulting in impairments totaling $240 million, including $86 million on the Company’s proved properties, $149 million on its unproved properties, and $5 million on other working capital. See Note 2—Acquisitions and Divestitures for more detail. The Company recorded no asset impairments in connection with fair value assessments in the second quarter and first six months of 2018.
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
The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved property and equipment for the second quarters and first six months of 2019 and 2018:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Oil and Gas Property:
Proved	$86	$—	$86	$—
Unproved	188	21	211	37

Proved properties impaired during the second quarter of 2019 related to assets held for sale with an aggregate fair value of $379 million.
On the statement of consolidated operations, unproved leasehold impairments are typically recorded as a component of “Exploration” expense; however, in the second quarter of 2019, unproved impairments of $149 million were recorded in “Impairments” in connection with an agreement to sell certain non-core leasehold properties in Oklahoma and Texas.
Gains and losses on divestitures of the Company’s oil and gas properties are recognized in the statement of consolidated operations upon closing of the transaction. See Note 2—Acquisitions and Divestitures for more detail.
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the six months ended June 30, 2019. Apache recognizes revenue from its contracts with customers from the sale of its crude oil, natural gas, and natural gas liquids (NGLs) production as well as volumes purchased from third-parties. Each unit of quantity represents a single performance obligation that is satisfied at a point in time as control of the product has been transferred to the customer.
The contracted price is variable and is determined based on market-indexed prices adjusted for quality, transportation, and other market-reflective differentials. Sales proceeds related to third-party purchases volumes are considered revenue from a contract with a customer. Proceeds for these volumes totaled $18 million and $98 million for the second quarters of 2019 and 2018, respectively, and $42 million and $202 million for the first six months of 2019 and 2018, respectively. Associated purchase costs for these volumes totaled $15 million and $95 million for the second quarters of 2019 and 2018, respectively, and $37 million and $199 million for the first six months of 2019 and 2018, respectively. Proceeds and costs are both recorded as “Other” under “Revenues and Other” in the statement of consolidated operations.

The following table represents revenues from customers and non-customers for the second quarters and first six months of 2019 and 2018:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Revenues from customers	$1,496	$1,853	$3,054	$3,535
Revenues from non-customers	120	181	240	336

Payment from contracts with customers is typically received on a short-term basis after physical delivery of the product. Receivables from contracts with customers, net of allowance for doubtful accounts, totaled $936 million and $1.0 billion as of June 30, 2019 and December 31, 2018, respectively.
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
As allowed under the standard, the Company also applied practical expedients to carry forward its historical assessments of whether existing agreements contain a lease, classification of existing lease agreements, and treatment of initial direct lease costs. Apache also elected to exclude short-term leases (those with terms of 12 months or less) from the balance sheet presentation and accounts for non-lease and lease components as a single lease component for all asset classes. Short-term lease expense was not material for the second quarter and first six months of 2019.
The Company determines if an arrangement is an operating or finance lease at the inception of each contract. If the contract is classified as an operating lease, Apache records an ROU asset and corresponding liability reflecting the total remaining present value of fixed lease payments over the expected term of the lease agreement. The expected term of the lease may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. If the Company’s lease does not provide an implicit rate in the contract, the Company uses its incremental borrowing rate when calculating the present value. In the normal course of business, Apache enters into various lease agreements for real estate, drilling rigs, vessels, aircraft, and equipment related to its exploration and development activities, which are typically classified as operating leases under the provisions of the standard. ROU assets are reflected within “Deferred charges and other” within “Other” assets on the Company’s consolidated balance sheet, and the associated operating lease liabilities are reflected within “Other current liabilities” and “Other” within “Deferred Credits and Other Noncurrent Liabilities,” as applicable.
Operating lease expense associated with ROU assets is recognized on a straight-line basis over the lease term. Lease expense is reflected on the statement of consolidated operations commensurate with the leased activities and nature of the services performed. Gross fixed operating lease expense, inclusive of amounts billable to partners and other working interest owners, was $59 million and $114 million for the second quarter and first six months of 2019, respectively.
In addition, the Company periodically enters into finance leases that are similar to those leases classified as capital leases under previous GAAP. Finance lease assets are included in “Property and Equipment” on the consolidated balance sheet, and the associated finance lease liabilities are reflected within “Current debt” and “Long-term debt,” as applicable. Prior periods include the reclassification of $39 million finance lease obligations from “Other” within “Deferred Credits and Other Noncurrent Liabilities” to “Long-term debt” on the Company’s consolidated balance sheet to conform with this presentation. There was no material impact to the Company’s statement of consolidated operations and statement of consolidated cash flows for its treatment of finance leases. Depreciation on the Company’s finance lease assets was $2 million and $4 million for the second quarter and first six months of 2019, respectively. Interest on the Company’s finance lease assets was $1 million for both the second quarter and first six months of 2019.

The following table represents the Company’s weighted average lease term and discount rate as of June 30, 2019:

	Operating Leases	Finance Leases
Weighted average remaining lease term	3.4 years	9.1 years
Weighted average discount rate	4.3%	4.2%

The undiscounted future minimum lease payments reconciled to the carrying value of the lease liabilities as of June 30, 2019 were as follows:

Net Minimum Commitments	Operating Leases(1)	Finance Leases(2)
	(In millions)
2019	$101	$16
2020	121	13
2021	47	3
2022	41	3
2023	24	3
Thereafter	41	40
Total future minimum lease payments	375	78
Less: imputed interest	(29)	(15)
Total lease liabilities	346	63
Current portion	(172)	(25)
Non-current portion	$174	$38

(1)
Amounts included for drilling rig and related operational equipment obligations represent future payments associated with oil and gas operations inclusive of amounts billable to partners and other working interest owners. Such payments may be capitalized as a component of oil and gas properties and subsequently depreciated, impaired, or written off as exploration expense.

(2)
Amounts represent the Company’s finance lease obligation related to physical power generators being leased on a one-year term with the right to purchase and a separate lease for the Company’s Midland, Texas regional office building.

The lease liability reflected in the table above represents the Company’s fixed minimum payments that are settled in accordance with the lease terms. Actual lease payments during the period may also include variable lease components such as common area maintenance, usage-based sales taxes and rate differentials, or other similar costs that are not determinable at the inception of the lease. Gross variable lease payments, inclusive of amounts billable to partners and other working interest owners, for the second quarter and first six months of 2019 were $24 million and $41 million, respectively.

New Pronouncements Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses.” The standard changes the impairment model for trade receivables, held-to-maturity debt securities, net investments in leases, loans, and other financial assets measured at amortized cost. The ASU requires the use of a new forward-looking “expected loss” model compared to the current “incurred loss” model, resulting in accelerated recognition of credit losses. This update is effective for the Company beginning in the first quarter of 2020, with early adoption permitted. The Company has developed and is in the process of executing a project plan for the implementation of the ASU and continues to evaluate and monitor standard setting activity. The Company does not believe the adoption and implementation of this ASU will have a material impact on its financial statements.
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
2019 Activity
During the second quarter and first six months of 2019, Apache completed leasehold and property acquisitions for total cash consideration of $19 million and $34 million, respectively, primarily in its U.S. onshore regions.
In the second quarter of 2019, Apache completed the sale of certain non-core assets in Oklahoma that had a carrying value of $218 million for aggregate expected cash proceeds of approximately $231 million. The Company recognized a $13 million gain during the second quarter of 2019 in association with this sale. During the first six months of 2019, the Company also completed the sale of certain other non-core assets, primarily in the Permian region, in multiple transactions for total cash proceeds of $11 million. The Company recognized a total net gain of approximately $7 million upon closing of these transactions.
In May 2019, Apache separately entered into an agreement to sell non-core assets in Oklahoma and Texas for $367 million, subject to normal and customary closing adjustments, plus the assumption of asset retirement obligations of $49 million. As a result of the agreement, the Company performed a fair value assessment of the assets and recorded impairments of $240 million to the carrying value of proved and unproved oil and gas properties, other fixed assets, and working capital. The remaining balance of proved oil and gas properties totaling $379 million were classified as current assets held for sale, and the asset retirement obligations were classified as a current liability held for sale as of June 30, 2019. The transaction closed in the third quarter of 2019, and no material gain or loss is expected to be recognized.
2018 Activity
During the second quarter and first six months of 2018, Apache completed $26 million and $38 million, respectively, of leasehold and property acquisitions primarily in its U.S. onshore and Egypt regions. During the first six months of 2018, the Company also completed the sale of certain non-core assets, primarily in the Permian region, in multiple transactions for total cash proceeds of $13 million. The Company recognized a total net gain of approximately $9 million during the first six months upon closing of these transactions.
3.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $124 million and $159 million at June 30, 2019 and December 31, 2018, respectively. The decrease is primarily attributable to successful transfers of well costs and dry hole write-offs, partially offset by additional drilling activities during the period. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2018 were charged to dry hole expense during the six months ended June 30, 2019. Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether proved reserves can be attributed to these projects.

4.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Strategies
The Company is exposed to fluctuations in crude oil and natural gas prices, foreign currency exchange rates, and interest rates. The Company utilizes various types of derivative financial instruments to manage fluctuations in cash flows resulting from these fluctuations. Apache has elected not to designate any of its derivative contracts as cash flow hedges.
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2019, Apache had derivative positions with 7 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from changes in commodity prices, currency exchange rates, or interest rates.
Derivative Instruments
Commodity Derivative Instruments
As of June 30, 2019, Apache had the following open crude oil financial basis swap contracts:

Production Period	Settlement Index	Mbbls	Weighted Average Price Differential
July—September 2019	Midland-WTI/Cushing-WTI	2,484	$(8.60)
October—December 2019	Midland-WTI/Cushing-WTI	1,380	$(3.72)

As of June 30, 2019, Apache had the following open natural gas financial basis swap contracts:

Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential
July—December 2019	NYMEX Henry Hub/Waha	7,360	$(0.45)

Foreign Currency Derivative Instruments
Apache has open foreign currency costless collar contracts in GBP/USD for £12.5 million per each calendar month for 2019 with a weighted average floor and ceiling price of $1.20 and $1.35, respectively.
Altus Preferred Units Embedded Derivative
During the second quarter of 2019, Altus Midstream LP issued and sold Series A Cumulative Redeemable Preferred Units. Certain redemption features (the Redemption Option) embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. For further discussion of this derivative, see “Fair Value Measurements” below and Note 12—Redeemable Noncontrolling Interest - Altus.
Fair Value Measurements
The fair values of the Company’s derivative contracts are not actively quoted in the open market. The Company primarily uses a market approach to estimate the fair values of its derivative instruments on a recurring basis, utilizing futures pricing for the underlying positions provided by a reputable third party, a Level 2 fair value measurement.
The fair value of the Redemption Option, a Level 3 fair value measurement, was based on numerous factors including expected future interest rates using the Black-Karasinski model, imputed interest rate of Altus, the timing of periodic cash distributions, and dividend yields of the Preferred Units.

The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
June 30, 2019
Assets:
Commodity Derivative Instruments	$—	$5	$—	$5	$(4)	$1
Foreign Currency Derivative Instruments	—	—	—	—	—	—
Liabilities:
Commodity Derivative Instruments	—	27	—	27	(4)	23
Preferred Units Embedded Derivative	—	—	94	94	—	94
December 31, 2018
Assets:
Commodity Derivative Instruments	$—	$69	$—	$69	$(14)	$55
Liabilities:
Commodity Derivative Instruments	—	25	—	25	(14)	11

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.
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

	June 30, 2019	December 31, 2018
	(In millions)
Current Assets: Other current assets	$1	$55
Total Assets	$1	$55

Current Liabilities: Other current liabilities	$23	$11
Deferred Credits and Other Noncurrent Liabilities: Other	94	—
Total Liabilities	$117	$11
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Realized gain (loss):
Derivative settlements, realized gain (loss)	$13	$(75)	$28	$(117)
Amortization of put premium, realized loss	—	(5)	—	(10)
Unrealized gain (loss)	(21)	55	(66)	104
Derivative instrument losses, net	$(8)	$(25)	$(38)	$(23)

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

5.	OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In millions)
Inventories	$453	$401
Drilling advances	226	218
Assets held for sale	379	—
Prepaid assets and other	86	160
Total other current assets	$1,144	$779

6.	EQUITY METHOD INTERESTS
Apache, through its ownership of Altus, has the following equity method interests in Permian Basin long-haul pipeline entities. For each of the equity method interests, Altus has the ability to exercise significant influence based on certain governance provisions and its participation in activities and decisions that impact the management and economic performance of the equity method interests.

	June 30, 2019		December 31, 2018
	Interest	Amount	Interest	Amount
	($ in millions)
Gulf Coast Express Pipeline LLC	16.0%	$251	15.0%	$91
EPIC Crude Holdings, LP	15.0%	105	—	—
Permian Highway Pipeline LLC	26.7%	171	—	—
		$527		$91

Altus’ underlying equity in the separate net assets within the financial statements of the respective entities as of June 30, 2019 and December 31, 2018 were $14 million less and $6 million more, respectively, than its equity method interest balances. Unamortized differences in the basis of the initial investments and Apache’s interest in the separate net assets within the financial statements of the investee will be amortized into net income over the useful lives of the underlying pipeline assets when they are placed into service.
The following table presents the activity in Apache’s equity method interests for the six months ended June 30, 2019:

	Gulf Coast Express Pipeline LLC(1)	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Total
	(In millions)
Balance at December 31, 2018	$91	$—	$—	$91
Acquisitions	15	52	161	228
Capital contributions	144	56	10	210
Income (loss) from equity method interests	1	(3)	—	(2)
Balance at June 30, 2019	$251	$105	$171	$527

(1)
In the second quarter of 2019, Altus Midstream LP exercised its option to acquire an additional 1 percent interest in the Gulf Coast Express Pipeline project, resulting in a total ownership of 16 percent at June 30, 2019.

As of December 31, 2018, Apache also held an investment in Marine Well Containment Company. This investment was sold in the first quarter of 2019 for $30 million, with no gain or loss recorded on the sale.

Exercise of Option in the Shin Oak Pipeline
Effective July 31, 2019, Altus Midstream Processing LP, a subsidiary of Altus Midstream, closed its option to acquire a 33.0 percent equity interest in the Shin Oak NGL pipeline project (Shin Oak) for approximately $441 million. Shin Oak comprises a 24-inch diameter mainline and related 20-inch lateral pipeline. The project, which is already in service, is expected to have ultimate capacity of approximately 550 MBbl/d and transports NGLs primarily from the Permian Basin to Mont Belvieu, Texas.
Shin Oak is owned and operated by Breviloba LLC (Breviloba), a subsidiary of Enterprise Products Partners, LP (Enterprise). Following closing of the option, Breviloba is 33.0 percent owned by Altus Midstream Processing LP and 67.0 percent owned by Enterprise.

7.	OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In millions)
Accrued operating expenses	$78	$65
Accrued exploration and development	535	667
Accrued gathering, processing, and transmission - Altus	34	81
Accrued compensation and benefits	135	177
Accrued interest	117	137
Accrued income taxes	126	58
Current asset retirement obligation	66	66
Current operating lease liability	172	—
Liabilities held for sale	49	—
Other	131	90
Total other current liabilities	$1,443	$1,341

8.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the six-month period ended June 30, 2019:

(In millions)
Asset retirement obligation at December 31, 2018	$1,932
Liabilities incurred	7
Liabilities settled	(21)
Liabilities divested	(6)
Liabilities held for sale	(49)
Accretion expense	53
Asset retirement obligation at June 30, 2019	1,916
Less current portion	(66)
Asset retirement obligation, long-term	$1,850

9.	INCOME TAXES
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
During the second quarters of 2019 and 2018, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets.
Apache’s 2019 and 2018 year-to-date effective income tax rates were primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets.
Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is currently under IRS audit for the 2014-2017 tax years and is also under audit in various states and foreign jurisdictions as part of its normal course of business.

10.	DEBT AND FINANCING COSTS
The following table presents the carrying value of the Company’s debt as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$8,367	$8,299
Finance lease obligations	63	40
Unamortized discount	(43)	(44)
Debt issuance costs	(55)	(51)
Total debt	8,332	8,244
Current maturities	(175)	(151)
Long-term debt	$8,157	$8,093

(1)
The fair value of the Company’s notes and debentures was $8.6 billion and $7.8 billion as of June 30, 2019 and December 31, 2018, respectively. Apache uses a market approach to determine the fair value of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).

As of June 30, 2019, current debt included $150 million of 7.625% senior notes due July 1, 2019 and $25 million of finance lease obligations. On July 1, 2019, Apache’s 7.625% senior notes in original principal amount of $150 million matured and were repaid. As of December 31, 2018, current debt included $150 million of 7.625% senior notes due July 1, 2019 and $1 million of finance lease obligations.
On June 19, 2019, Apache closed offerings of $1.0 billion in aggregate principal amount of senior unsecured notes, comprised of $600 million in aggregate principal amount of 4.250% notes due January 15, 2030 and $400 million in aggregate principal amount of 5.350% notes due July 1, 2049. The notes are redeemable at any time, in whole or in part, at Apache’s option, subject to a make-whole premium. The net proceeds from the sale of the notes were used to purchase certain outstanding notes in cash tender offers and for general corporate purposes.
On June 21, 2019, the Company closed cash tender offers for certain outstanding notes. Apache accepted for purchase $932 million aggregate principal amount of certain notes covered by the tender offers. Apache paid holders an aggregate of approximately $1.0 billion reflecting principal, the net premium to par, early tender premium, and accrued and unpaid interest. The Company recorded a net loss of $75 million on extinguishment of debt, including $7 million of unamortized debt issuance costs and discount, in connection with the note purchases.
In March 2018, the Company entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of June 30, 2019. The facility is for general corporate purposes, and committed borrowing capacity fully supports Apache’s commercial paper program. As of June 30, 2019, letters of credit aggregating approximately £3.1 million and no borrowings were outstanding under this facility.
The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of June 30, 2019, the Company had no commercial paper outstanding.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $650 million until the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the agreement, for the immediately preceding fiscal quarter equals or exceeds $175 million on an annualized basis (such period, the Initial Period). Following the Initial Period, the aggregate commitments equal $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. After the Initial Period, Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of June 30, 2019 and December 31, 2018, no borrowings or letters of credit were outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache or any of Apache’s other subsidiaries.
Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Interest expense	$109	$110	$216	$222
Amortization of deferred loan costs	1	1	3	6
Capitalized interest	(9)	(13)	(17)	(25)
Loss on extinguishment of debt	75	—	75	—
Interest income	(3)	(4)	(7)	(10)
Financing costs, net	$173	$94	$270	$193

11.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of June 30, 2019, the Company has an accrued liability of approximately $39 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on each of the Legal Matters described below, please see Note 9—Commitments and Contingencies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Argentine Environmental Claims and Argentina Tariff
No material change in the status of the YPF Sociedad Anónima indemnities matter has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Regarding the Pioneer Natural Resources Company indemnities matter, Company subsidiaries, on one hand, and Pioneer Natural Resources Company and TDF Holdings Company LDC, on the other, have settled and voluntarily dismissed certain indemnity-related claims against each other in a case captioned Apache Corporation, et al. v. Pioneer Natural Resources Co., et al., Cause No. 2014-64407, pending in the 189th Judicial District of Harris County, Texas. Company subsidiaries retain certain rights to enforce certain Argentina-related indemnification obligations against Pioneer pursuant to the terms and conditions of stock purchase agreements entered in 2006 between Company subsidiaries and subsidiaries of Pioneer.
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
Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The Court recently entered its order granting summary judgment in favor of Apache and finding that the plaintiffs had presented no evidence of damages. The plaintiffs have appealed. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Environmental Matters
As of June 30, 2019, the Company had an undiscounted reserve for environmental remediation of approximately $3 million. The Company is not aware of any environmental claims existing as of June 30, 2019 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

12.	REEDEMABLE NONCONTROLLING INTEREST - ALTUS
Preferred Units Issuance
On June 12, 2019, Altus Midstream LP, an indirectly controlled subsidiary of Apache, issued and sold Series A Cumulative Redeemable Preferred Units (the Preferred Units) for an aggregate issue price of $625 million in a private offering exempt from the registration requirements of the Securities Act of 1933 (the Closing). Altus Midstream LP received approximately $611 million in cash proceeds from the sale after deducting transaction costs and discounts to certain purchasers. Pursuant to the partnership agreement of Altus Midstream LP:

•
The Preferred Units bear quarterly distributions at a rate of 7 percent per annum, increasing after the fifth anniversary of Closing and upon the occurrence of specified events. Altus Midstream LP may pay distributions in-kind for the first six quarters after the Preferred Units are issued.

•
The Preferred Units are redeemable at Altus Midstream LP’s option at any time in cash at a redemption price (the Redemption Price) equal to the greater of an 11.5 percent internal rate of return (increasing after the fifth anniversary of Closing to 13.75 percent) and a 1.3x multiple of invested capital. The Preferred Units will be redeemable at the holder’s option upon a change of control or liquidation of Altus Midstream LP and certain other events, including certain asset dispositions.

•
The Preferred Units will be exchangeable for shares of ALTM’s Class A common stock at the holder’s election after the seventh anniversary of Closing or upon the occurrence of specified events. Each Preferred Unit will be exchangeable for a number of shares of ALTM’s Class A common stock equal to the Redemption Price divided by the volume-weighted average trading price of ALTM’s Class A common stock on the NASDAQ Capital Market for the 20 trading days immediately preceding the second trading day prior to the applicable exchange date, less a 6 percent discount.

•
Each outstanding Preferred Unit has a liquidation preference equal to the Redemption Price payable before any amounts are paid in respect of Altus Midstream LP’s common units and any other units that rank junior to the Preferred Units with respect to distributions or distributions upon liquidation.

•	Preferred Units holders have rights to approve certain partnership business, financial, and governance-related matters.

•
Altus Midstream LP is restricted from declaring or making cash distributions on its common units until all required distributions on the Preferred Units have been paid. In addition, before the fifth anniversary of Closing, aggregate cash distributions on, and redemptions of, Altus Midstream LP’s common units are limited to $650 million of cash from ordinary course operations if permitted under its credit facility. Cash distributions on, and redemptions of, Altus Midstream LP’s common units also are subject to satisfaction of leverage ratio requirements specified in its partnership agreement.

Classification
The Preferred Units are accounted for on the Company’s consolidated balance sheets as a redeemable noncontrolling interest classified as temporary equity based on the terms of the Preferred Units, including the redemption rights with respect thereto.
Initial Measurement
Altus recorded the net transaction price of $611 million, calculated as the negotiated transaction price of $625 million, less issue discounts of $4 million and transaction costs totaling $10 million.

Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. Altus bifurcated and recognized at fair value an embedded derivative related to the Preferred Units of $94 million for a redemption option of the Preferred Unit holders. The derivative is reflected in “Other” within “Deferred Credits and Other Noncurrent Liabilities” on the Company’s consolidated balance sheet. The fair value of the embedded derivative, a Level 3 fair value measurement, was based on numerous factors including expected future interest rates using the Black-Karasinski model, imputed interest rate of Altus, the timing of periodic cash distributions, and dividend yields of the Preferred Units. See Note 4—Derivative Instruments and Hedging Activities for more detail.
The net transaction price was allocated to the preferred redeemable noncontrolling interest and the embedded features according to the associated initial fair value measurements as follows:

June 12, 2019
(In millions)
Redeemable noncontrolling interest - Altus Preferred Unit Limited Partners	$517
Preferred Units embedded derivative	94
$611

Subsequent Measurement
Altus applies a two-step approach to subsequent measurement of the redeemable noncontrolling interest related to the Preferred Units by first allocating a portion of the net income of Altus Midstream LP in accordance with the terms of the partnership agreement. An additional adjustment to the carrying value of the Preferred Unit redeemable noncontrolling interest at each period end may be recorded, if applicable. The amount of such adjustment is determined based upon the accreted value method to reflect the passage of time until the Preferred Units are exchangeable at the option of the holder. Pursuant to this method, the net transaction price is accreted using the effective interest method to the Redemption Price calculated at the seventh anniversary of Closing. The total adjustment is limited to an amount such that the carrying amount of the Preferred Unit redeemable noncontrolling interest at each period end is equal to the greater of (a)(i) the carrying amount of the Preferred Units, plus (ii) the fair value of the embedded derivative liability or (b) the accreted value of the net transaction price.
Activity related to the Preferred Units during the six months ended June 30, 2019 is as follows:

	Units Outstanding	Financial Position(2)
	(In millions, except unit data)
Redeemable noncontrolling interest - Altus Preferred Unit Limited Partners: beginning of period	—	$—
Issuance of Preferred Units, net	625,000	517
Allocation of Altus Midstream LP net income(1)	N/A	3
Accreted value adjustment	N/A	1
Redeemable noncontrolling interest - Altus Preferred Unit Limited Partners: end of period	625,000	521
Preferred Units embedded derivative		94
		$615

(1)
Subsequent to the balance sheet date, Altus Midstream LP provided notice to the Preferred Unit holders of record at June 30, 2019 of the amount of the initial distribution on the Preferred Units for the period from Closing to June 30, 2019. The holders also were notified that Altus Midstream LP elected to pay the entire amount of the approximate $2 million distribution in-kind in additional Preferred Units (PIK Units) on August 14, 2019. In total, 2,187.5 PIK Units will be issued in satisfaction of the initial required distribution.

(2)	As at June 30, 2019, the aggregate Redemption Price was $628 million, based on an internal rate of return of 11.5 percent.
N/A - not applicable.

13.	CAPITAL STOCK
Net Income (Loss) per Common Share
A reconciliation of the components of basic and diluted net income (loss) per common share for the quarters and six months ended June 30, 2019 and 2018, is presented in the table below.

	For the Quarter Ended June 30,
	2019			2018
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$(360)	377	$(0.96)	$195	382	$0.51
Effect of Dilutive Securities:
Stock options and other	—	—	—	—	3	—
Diluted:
Income (loss) attributable to common stock	$(360)	377	$(0.96)	$195	385	$0.51

	For the Six Months Ended June 30,
	2019			2018
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$(407)	376	$(1.08)	$340	382	$0.89
Effect of Dilutive Securities:
Stock options and other	—	—	—	—	2	(0.01)
Diluted:
Income (loss) attributable to common stock	$(407)	376	$(1.08)	$340	384	$0.88

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 5.0 million and 5.9 million for the quarters ended June 30, 2019 and 2018, respectively, and 5.3 million and 6.4 million for the six months ended June 30, 2019 and 2018, respectively. The impact to net income (loss) attributable to common stock of an assumed conversion of the redeemable noncontrolling Preferred Units interests in Altus Midstream LP were anti-dilutive for the three- and six-month periods ended June 30, 2019.
Common Stock Dividends
For the quarters ended June 30, 2019 and 2018, Apache paid $94 million and $96 million, respectively, in dividends on its common stock. For the six months ended June 30, 2019 and 2018, the Company paid $188 million and $191 million, respectively.
Stock Repurchase Program
In 2013 and 2014, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased from time to time either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through June 30, 2019, had repurchased a total of 40 million shares at an average price of $79.18 per share. During the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares and has not purchased any shares during 2019.

14.	BUSINESS SEGMENT INFORMATION
As of June 30, 2019, Apache is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, the North Sea, and the U.S. Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity. Apache’s Upstream business explores for, develops, and produces natural gas, crude oil and natural gas liquids. During the fourth quarter of 2018, Apache established a new reporting segment for its U.S. midstream business separate from its upstream oil and gas development activities. The midstream business is operated by Altus, which owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas, anchored by midstream service contracts to Apache’s production from its Alpine High resource play. Altus primarily generates revenue by providing fee-based natural gas gathering, compression, processing, and transportation services. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Quarter Ended June 30, 2019
Oil revenues	$523	$337	$537	$—	$—	$1,397
Natural gas revenues	70	18	30	—	—	118
Natural gas liquids revenues	3	5	75	—	—	83
Oil and gas production revenues	596	360	642	—	—	1,598
Midstream service affiliate revenues	—	—	—	24	(24)	—

Operating Expenses:
Lease operating expenses	132	92	166	—	(1)	389
Gathering, processing, and transmission	10	11	64	14	(23)	76
Taxes other than income	—	—	42	4	—	46
Exploration	30	1	59	—	5	95
Depreciation, depletion, and amortization	174	99	320	9	—	602
Asset retirement obligation accretion	—	18	8	—	—	26
Impairments	—	—	240	—	—	240
	346	221	899	27	(19)	1,474
Operating Income (Loss)(3)	$250	$139	$(257)	$(3)	$(5)	124
Other Income (Expense):
Gain on divestitures						17
Derivative instrument losses, net						(8)
Other(4)						(4)
General and administrative						(102)
Transaction, reorganization, and separation						(6)
Financing costs, net						(173)
Loss Before Income Taxes						$(152)

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Six Months Ended June 30, 2019
Oil revenues	$1,037	$637	$1,033	$—	$—	$2,707
Natural gas revenues	151	50	153	—	—	354
Natural gas liquids revenues	7	11	173	—	—	191
Oil and gas production revenues	1,195	698	1,359	—	—	3,252
Midstream service affiliate revenues	—	—	—	58	(58)	—

Operating Expenses:
Lease operating expenses	250	164	342	—	(2)	754
Gathering, processing, and transmission	22	23	145	30	(56)	164
Taxes other than income	—	—	91	6	—	97
Exploration	62	2	92	—	8	164
Depreciation, depletion, and amortization	361	198	673	16	—	1,248
Asset retirement obligation accretion	—	37	15	1	—	53
Impairments	—	—	240	—	—	240
	695	424	1,598	53	(50)	2,720
Operating Income (Loss)(3)	$500	$274	$(239)	$5	$(8)	532
Other Income (Expense):
Gain on divestitures						20
Derivative instrument losses, net						(38)
Other(4)						4
General and administrative						(225)
Transaction, reorganization, and separation						(10)
Financing costs, net						(270)
Income Before Income Taxes						$13

Total Assets(5)	$4,035	$2,568	$12,710	$2,434	$59	$21,806

For the Quarter Ended June 30, 2018
Oil revenues	$649	$320	$607	$—	$—	$1,576
Natural gas revenues	89	27	96	—	—	212
Natural gas liquids revenues	4	5	139	—	—	148
Oil and gas production revenues	742	352	842	—	—	1,936
Midstream service affiliate revenues	—	—	—	12	(12)	—

Operating Expenses:
Lease operating expenses	106	78	172	—	—	356
Gathering, processing, and transmission	11	10	62	11	(12)	82
Taxes other than income	—	—	47	2	—	49
Exploration	32	3	40	—	1	76
Depreciation, depletion, and amortization	192	96	315	5	—	608
Asset retirement obligation accretion	—	19	8	—	—	27
Impairments	—	—	—	—	—	—
	341	206	644	18	(11)	1,198
Operating Income (Loss)(3)	$401	$146	$198	$(6)	$(1)	738
Other Income (Expense):
Gain on divestitures						2
Derivative instrument losses, net						(25)
Other(4)						16
General and administrative						(117)
Transaction, reorganization, and separation						(12)
Financing costs, net						(94)
Income Before Income Taxes						$508

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Six Months Ended June 30, 2018
Oil revenues	$1,218	$591	$1,160	$—	$—	$2,969
Natural gas revenues	177	51	206	—	—	434
Natural gas liquids revenues	7	9	250	—	—	266
Oil and gas production revenues	1,402	651	1,616	—	—	3,669
Midstream service affiliate revenues	—	—	—	24	(24)	—

Operating Expenses:
Lease operating expenses	204	172	329	—	—	705
Gathering, processing, and transmission	23	20	127	22	(24)	168
Taxes other than income	—	—	99	5	—	104
Exploration	60	17	73	—	2	152
Depreciation, depletion, and amortization	378	191	584	8	—	1,161
Asset retirement obligation accretion	—	37	16	1	—	54
Impairments	—	—	—	—	—	—
	665	437	1,228	36	(22)	2,344
Operating Income (Loss)(3)	$737	$214	$388	$(12)	$(2)	1,325
Other Income (Expense):
Gain on divestitures						9
Derivative instrument losses, net						(23)
Other(4)						21
General and administrative						(231)
Transaction, reorganization, and separation						(12)
Financing costs, net						(193)
Income Before Income Taxes						$896

Total Assets(5)	$4,471	$3,148	$13,311	$939	$41	$21,910

(1)	Includes revenue from non-customers for the second quarters and six-month periods of 2019 and 2018 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Oil	$111	$165	$218	$304
Natural gas	9	15	21	30
Natural gas liquids	—	1	1	2

(2)	Includes a noncontrolling interest in Egypt for the 2019 and 2018 periods, and Altus for the 2019 period.

(3)
The operating income of U.S. and Egypt includes leasehold and other asset impairments totaling $277 million and $2 million, respectively, for the second quarter of 2019. The operating income of U.S. and Egypt includes leasehold and other asset impairments totaling $298 million and $4 million, respectively, for the first six months of 2019. The operating income of U.S. includes leasehold impairments totaling $21 million and $37 million for the second quarter and first six months of 2018, respectively.

(4)
Included in Other are sales proceeds related to U.S. third-party purchased oil and gas which are determined to be revenue from customers. Proceeds for these volumes totaled $18 million and $98 million for the second quarters of 2019 and 2018, respectively, and $42 million and $202 million for the first six months of 2019 and 2018, respectively.

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
Apache’s U.S. assets are complemented by its international assets in Egypt and the North Sea, each of which adds to the Company’s inventory of exploration and development opportunities and generates cash flows in excess of current capital investments, facilitating the Company’s ability to develop its onshore Permian properties while maintaining financial flexibility in a volatile commodity price environment. Apache’s diverse regional portfolio and asset inventory includes, at scale, both conventional and unconventional resources covering oil, rich gas with NGLs, and lean gas. This range of assets provides optionality to fund a capital program capable of delivering a sustainable combination of long-term returns with a moderate pace of growth. Consistent with this strategy, Apache is closely monitoring oil, NGL, and natural gas fundamentals and will allocate capital within its portfolio in response to price signals.
The Company generated $1.5 billion in cash from operating activities during the first half of 2019, a decrease of 16 percent from the comparative prior-year period, driven by reduced revenues from lower realized commodity prices. Apache continuously monitors changes in its operating environment and has the ability, with its dynamic capital allocation process, to adjust the Company’s capital investment program to levels commensurate with cash from operating activities and to maximize value for Apache’s shareholders over the long term. In light of the lower commodity price environment at the end of 2018, Apache curtailed its 2019 upstream development program, with capital costs incurred for the second quarter and first six months of 2019 reflecting reductions of 17 percent and 18 percent, respectively, from the comparative 2018 periods.
Apache reported a second quarter loss of $360 million, or $0.96 per common share, compared to income of $195 million, or $0.51 per common share, in the second quarter of 2018. The decrease in net income compared to the prior-year quarter is primarily the result of lower commodity price realizations and asset impairments on divested properties. Daily production in the second quarter of 2019 averaged 455 Mboe/d, a decrease of 2 percent from the comparative prior-year quarter driven primarily by natural decline in Egypt, the Company’s exit from the Woodford-SCOOP and STACK plays in central Oklahoma, and shut-in production on gas properties at Alpine High resulting from localized low gas price realizations.
Operating Highlights
Key operational highlights for the quarter include:
United States

•
U.S. onshore equivalent production increased 3 percent from the second quarter of 2018, a reflection of the success of the Midland Basin drilling program and the commencement and continued production ramp-up at Alpine High.

•
Second quarter equivalent production from the Permian region, which accounts for 86 percent of Apache’s total U.S. production, increased 12 percent from the second quarter of 2018, which was driven by continued production ramp-up at Alpine High and strong performance in the Midland Basin.

•
Production increases were negatively impacted by natural gas prices at the Waha hub where Permian Basin production exceeded West Texas takeaway capacity. Gas prices traded at historic lows, and at times were negative, for portions of the second quarter of 2019. This gas pricing prompted the Company to curtail production for a majority of its Alpine High lean gas and a portion of its rich gas volumes. Deferrals will continue until Waha prices improve, which is anticipated when the third-party operated Gulf Coast Express (GCX) pipeline enters service in late September.

•
Altus Midstream’s first two cryogenic processing plants entered service on-budget and on schedule in May and July, respectively. The first plant has already exceeded nameplate capacity, the second plant is currently ramping inlet volumes, and a third plant under construction is scheduled for start-up around year-end 2019.

International

•
The Egypt region’s gross equivalent production decreased 6 percent and net production decreased 15 percent from the second quarter of 2018 primarily a result of natural decline and the lower number of wells brought on-line during the period. The region’s extensive 3 million-acre broadband seismic acquisition program is nearly two-thirds complete, and this initiative should generate significant drilling opportunities on both new and legacy acreage holdings.

•
The North Sea region averaged 3 rigs and drilled 2 gross wells during the second quarter of 2019. The region’s daily production increased 10 percent from the second quarter 2018, primarily the result of production from the Garten field which came on-line in November 2018. Continued activity in the region is focused on bringing the Storr exploration discovery on-line in the fourth quarter, as well as a second well at Garten.

•
The Company continues to progress its exploration efforts in Suriname. A drillship has been contracted, and the Company anticipates spudding its first well on the 100 percent-owned Block 58 during the third quarter of 2019.

Results of Operations
Oil and Gas Revenues
The table below presents the second-quarter and year-to-date 2019 and 2018 revenues by geographic region and each region’s percent contribution to revenues.

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Total Oil Revenues:
United States	$537	38%	$607	39%	$1,033	38%	$1,160	39%
Egypt (1)	523	38%	649	41%	1,037	38%	1,218	41%
North Sea	337	24%	320	20%	637	24%	591	20%
Total (1)	$1,397	100%	$1,576	100%	$2,707	100%	$2,969	100%
Total Natural Gas Revenues:
United States	$30	25%	$96	45%	$153	43%	$206	47%
Egypt (1)	70	60%	89	42%	151	43%	177	41%
North Sea	18	15%	27	13%	50	14%	51	12%
Total (1)	$118	100%	$212	100%	$354	100%	$434	100%
Total Natural Gas Liquids (NGL) Revenues:
United States	$75	90%	$139	94%	$173	91%	$250	94%
Egypt (1)	3	4%	4	3%	7	3%	7	3%
North Sea	5	6%	5	3%	11	6%	9	3%
Total (1)	$83	100%	$148	100%	$191	100%	$266	100%
Total Oil and Gas Revenues:
United States	$642	40%	$842	43%	$1,359	42%	$1,616	44%
Egypt (1)	596	37%	742	39%	1,195	37%	1,402	38%
North Sea	360	23%	352	18%	698	21%	651	18%
Total (1)	$1,598	100%	$1,936	100%	$3,252	100%	$3,669	100%

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The table below presents the second-quarter and year-to-date 2019 and 2018 production and the relative increase or decrease from the prior period.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Oil Volume – b/d
United States	103,010	(2)%	105,163	105,878	3%	102,470
Egypt(1)(2)	83,761	(13)%	96,185	87,667	(8)%	95,730
North Sea	50,055	8%	46,150	52,279	13%	46,249
Total	236,826	(4)%	247,498	245,824	1%	244,449
Natural Gas Volume – Mcf/d
United States	594,238	8%	547,777	668,858	29%	518,324
Egypt(1)(2)	277,552	(19)%	340,991	296,425	(13)%	342,438
North Sea	50,121	16%	43,297	53,488	27%	42,174
Total	921,911	(1)%	932,065	1,018,771	13%	902,936
NGL Volume – b/d
United States	61,974	5%	59,036	60,428	10%	55,182
Egypt(1)(2)	898	(20)%	1,127	1,023	(1)%	1,033
North Sea	1,673	52%	1,104	1,748	54%	1,135
Total	64,545	5%	61,267	63,199	10%	57,350
BOE per day(3)
United States	264,024	3%	255,495	277,782	14%	244,039
Egypt(1)(2)	130,917	(15)%	154,144	138,094	(10)%	153,836
North Sea(4)	60,082	10%	54,470	62,942	16%	54,413
Total	455,023	(2)%	464,109	478,818	6%	452,288

(1)	Gross oil, natural gas, and NGL production in Egypt for the second quarter and six-month period of 2019 and 2018 were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Oil (b/d)	198,534	206,296	201,245	204,264
Natural Gas (Mcf/d)	729,378	801,727	742,474	780,121
NGL (b/d)	1,840	1,719	1,952	1,598

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the second quarter and six-month period of 2019 and 2018 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Oil (b/d)	27,939	32,066	29,239	31,921
Natural Gas (Mcf/d)	92,639	113,846	98,990	114,377
NGL (b/d)	299	376	341	344

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

(4)
Average sales volumes from the North Sea for the second quarter of 2019 and 2018 were 64,156 boe/d and 56,516 boe/d, respectively, and 63,669 boe/d and 55,113 boe/d for the first six months of 2019 and 2018, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing
The table below presents second-quarter and year-to-date 2019 and 2018 pricing and the relative increase or decrease from the prior period.

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Average Oil Price - Per barrel
United States	$57.25	(10)%	$63.27	$53.90	(14)%	$62.54
Egypt	68.60	(7)%	74.14	65.36	(7)%	70.26
North Sea	68.43	(6)%	73.05	66.35	(5)%	69.58
Total	63.71	(8)%	69.35	60.65	(9)%	66.90
Average Natural Gas Price - Per Mcf
United States	$0.55	(72)%	$1.94	$1.26	(43)%	$2.20
Egypt	2.80	(2)%	2.85	2.82	(1)%	2.85
North Sea	3.99	(41)%	6.82	5.18	(23)%	6.71
Total	1.41	(44)%	2.50	1.92	(28)%	2.65
Average NGL Price - Per barrel
United States	$13.57	(48)%	$26.03	$15.96	(36)%	$25.10
Egypt	32.90	(19)%	40.80	35.56	(8)%	38.72
North Sea	33.67	(25)%	44.71	37.27	(15)%	43.75
Total	14.37	(46)%	26.64	16.87	(34)%	25.72
Second-Quarter 2019 compared to Second-Quarter 2018
Crude Oil Revenues Crude oil revenues for the second quarter of 2019 totaled $1.4 billion, a $179 million decrease from the comparative 2018 quarter. An 8 percent decrease in average realized prices decreased second-quarter 2019 revenues by $129 million compared to the prior-year quarter, while 4 percent lower average daily production decreased revenues by $50 million. Crude oil accounted for 87 percent of oil and gas production revenues and 52 percent of worldwide production in the second quarter of 2019. Crude oil prices realized in the second quarter of 2019 averaged $63.71 per barrel, compared with $69.35 per barrel in the comparative prior-year quarter.
Worldwide oil production decreased 10.7 Mb/d to 236.8 Mb/d in the second quarter of 2019 from the comparative prior-year period, primarily a result of lower gross production due to natural decline in Egypt, partially offset by an increase in the North Sea from the Garten field coming on-line in November 2018.
Natural Gas Revenues Gas revenues for the second quarter of 2019 totaled $118 million, a $94 million decrease from the comparative 2018 quarter. A 44 percent decrease in average realized prices decreased second-quarter 2019 revenues by $92 million compared to the prior-year quarter, while 1 percent lower average daily production decreased revenues by $2 million. Natural gas accounted for 7 percent of Apache’s oil and gas production revenues and 34 percent of its equivalent production during the second quarter of 2019.
Worldwide natural gas production decreased 10 MMcf/d to 922 MMcf/d in the second quarter of 2019 from the comparative prior-year period, primarily a result of lower gross production due to general decline in Egypt and the sale of the Company’s Woodford-SCOOP and STACK plays. These decreases are partially offset by increased production from the Alpine High development.
Production increases were negatively impacted by natural gas prices at the Waha hub where Permian Basin production exceeded West Texas takeaway capacity. Gas prices traded at historic lows, and at times were negative, for portions of the second quarter of 2019. This gas pricing prompted the Company to curtail production for a majority of its Alpine High lean gas and a portion of its rich gas volumes. Deferrals will continue until Waha prices improve, which is anticipated when the third-party operated GCX pipeline enters service in late September.
NGL Revenues NGL revenues for the second quarter of 2019 totaled $83 million, a $65 million decrease from the comparative 2018 quarter. A 46 percent decrease in average realized prices decreased second-quarter 2019 revenues by $68 million compared to the prior-year quarter, while 5 percent higher average daily production increased revenues by $3 million. NGLs accounted for

6 percent of Apache’s oil and gas production revenues and 14 percent of its equivalent production during the second quarter of 2019.
Worldwide production of NGLs increased 3.3 Mb/d to 64.5 Mb/d in the second quarter of 2019 from the comparative prior-year period, primarily a result of the Alpine High development partially offset by a decrease from the sale of the Company’s Woodford-SCOOP and STACK plays.
Year-to-Date 2019 compared to Year-to-Date 2018
Crude Oil Revenues Crude oil revenues for the first six months of 2019 totaled $2.7 billion, a $262 million decrease from the comparative 2018 period. A 9 percent decrease in average realized prices decreased 2019 oil revenues by $277 million compared to the prior-year period, while 1 percent higher average daily production increased revenues by $15 million. Crude oil accounted for 83 percent of oil and gas production revenues and 51 percent of worldwide production for the first six months of 2019, compared to 81 percent and 54 percent, respectively, for the 2018 period. Crude oil prices realized in the first six months of 2019 averaged $60.65 per barrel, compared with $66.90 per barrel in the comparative prior-year period.
Worldwide oil production increased 1.4 Mb/d to 245.8 Mb/d in the first six months of 2019 from the comparative prior-year period, primarily a result of an increase in the North Sea from the Garten field coming on-line in November 2018 and an increase in the Permian region on the success of the Midland Basin drilling program, partially offset by lower gross production in Egypt due to natural decline.
Natural Gas Revenues Gas revenues for the first six months of 2019 totaled $354 million, an $80 million decrease from the comparative 2018 period. A 28 percent decrease in average realized prices decreased 2019 natural gas revenues by $120 million compared to the prior-year period, while 13 percent higher average daily production increased revenues by $40 million. Natural gas accounted for 11 percent of its oil and gas production revenues and 35 percent of its equivalent production for the first six months of 2019, compared to 12 percent and 33 percent, respectively, for the 2018 period.
Worldwide natural gas production increased 115.8 MMcf/d to 1.0 Bcf/d in the first six months of 2019 from the comparative prior-year period, primarily a result of the Alpine High development, partially offset by lower gross production in Egypt due to natural decline.
NGL Revenues NGL revenues for the first six months of 2019 totaled $191 million, a $75 million decrease from the comparative 2018 period. A 34 percent decrease in average realized prices decreased 2019 NGL revenues by $92 million compared to the prior-year period, while 10 percent higher average daily production increased revenues by $17 million. NGLs accounted for nearly 6 percent of oil and gas production revenues and 14 percent of its equivalent production for the first six months of 2019, compared to 7 percent and 13 percent, respectively, for the 2018 period.
Worldwide production of NGLs increased 5.8 Mb/d to 63.2 Mb/d in the first six months of 2019 from the comparative prior-year period, primarily a result of the Alpine High development partially offset by the sale of the Company’s Woodford-SCOOP and STACK plays.
Altus Revenues
Midstream services revenues totaled $24 million and $12 million, respectively, for the second quarters of 2019 and 2018 and $58 million and $24 million, respectively, for the first six months of 2019 and 2018. Midstream services revenues were generated through fee-based contractual arrangements between Apache and Altus and eliminated upon consolidation. The increase during the quarter was primarily driven by higher throughput volumes from Alpine High coupled with the start-up of cryogenic plants during the second quarter of 2019 and an NGL pipeline placed in service during the third quarter of 2018.

Operating Expenses
The table below presents a comparison of the Company’s expenses on an absolute dollar basis. The Company’s discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on context. All operating expenses include costs attributable to a noncontrolling interest in Altus and Egypt.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Lease operating expenses	$389	$356	$754	$705
Gathering, processing, and transmission	76	82	164	168
Taxes other than income	46	49	97	104
Exploration	95	76	164	152
General and administrative	102	117	225	231
Transaction, reorganization, and separation	6	12	10	12
Depreciation, depletion, and amortization:
Oil and gas property and equipment	562	573	1,169	1,091
GPT assets	25	21	48	41
Other assets	15	14	31	29
Asset retirement obligation accretion	26	27	53	54
Impairments	240	—	240	—
Financing costs, net	173	94	270	193
Lease Operating Expenses (LOE) LOE increased $33 million and $49 million for the second quarter and first six months of 2019, respectively, on an absolute dollar basis relative to the comparable periods of 2018. The increase is primarily associated with higher production, which is reflected in only a 1 percent rise on a per-unit basis when comparing the first half of 2019 to the prior year period. Current year results were also impacted by higher fuel and labor costs in the Company’s international regions associated with unplanned maintenance and rising comparable costs in local currency.
Gathering, Processing, and Transmission (GPT) GPT expenses include transmission and processing costs paid to third-party carriers and to Altus for Apache’s upstream oil and gas production. GPT expenses also include midstream operating costs incurred by Altus. The following table presents a summary of these expenses:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Third-party processing and transmission costs	$62	$71	$134	$146
Midstream service affiliate costs	23	12	56	24
Upstream processing and transmission costs	85	83	190	170
Midstream operating expenses	14	11	30	22
Intersegment eliminations	(23)	(12)	(56)	(24)
Total GPT costs	$76	$82	$164	$168
GPT costs decreased $6 million and $4 million for the second quarter and first six months of 2018, respectively. Third-party processing and transmission costs decreased $9 million and $12 million from the second quarter and first six months of 2018, respectively, primarily driven by a decrease in pricing and the Company’s exit from the Woodford-SCOOP and STACK plays in central Oklahoma. Midstream operating expenses increased $3 million and $8 million from the second quarter and first six months of 2018, respectively, primarily a result of increased operations and production at Alpine High.
Midstream service affiliate costs increased $11 million and $32 million from the second quarter and first six months of 2018, respectively, as a result of increased Alpine High volumes. These affiliate costs are eliminated upon consolidation.
Taxes other than Income Taxes other than income decreased $3 million and $7 million from the second quarter and first six months of 2018, respectively, primarily the result of a decrease in severance taxes on lower commodity prices.

Exploration Expense Exploration expense includes unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. Exploration expenses in the second quarter and first six months of 2019 increased $19 million and $12 million, respectively, compared to the prior-year periods.
The following table presents a summary of exploration expense:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Unproved leasehold impairments	$39	$21	$62	$37
Dry hole expense	18	16	28	36
Geological and geophysical expense	18	17	38	35
Exploration overhead and other	20	22	36	44
	$95	$76	$164	$152
Unproved leasehold impairments increased $18 million and $25 million from the second quarter and first six months of 2018, respectively, primarily a result of relinquishing offshore Gulf of Mexico leasehold acreage. Dry hole expense increased $2 million and decreased $8 million in the second quarter and first six months of 2019, respectively, from the prior-year periods. The decrease between the year-to-date periods is a result of unsuccessful international exploration in the 2018 period.
General and Administrative (G&A) Expenses G&A expense for the second quarter and first six months of 2019 were $15 million and $6 million lower than the comparative 2018 periods. The decrease in G&A expense was primarily related to lower cash-based stock compensation expense resulting from a decrease in the Company’s stock price. The prior year periods also reflect a non-recurring charge to accelerate vesting on outstanding stock awards for certain retirement eligible employees.
Transaction, Reorganization, and Separation (TRS) Costs The Company recorded $6 million and $10 million of expenses during the second quarter and first six months of 2019, compared to $12 million for each of the second quarter and first six months of 2018, primarily related to company reorganization, including separation costs and other associated costs.
Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense decreased $11 million and increased $78 million compared to the second quarter and first six months of 2018, respectively, primarily a result of changes in production. The Company’s oil and gas property DD&A rate decreased $0.06 per boe and increased $0.15 per boe in the second quarter and first six months of 2019, respectively, from the prior-year periods. GPT depreciation increased $4 million and $7 million from the second quarter and first six months of 2018, respectively, associated with capital spending on Altus infrastructure. Other asset depreciation remained flat compared with the second quarter and first six months of 2018.
Impairments The Company recorded asset impairments in connection with fair value assessments in the second quarter and first six months of 2019 totaling $240 million as a result of anticipated sales proceeds for certain non-core assets in the Western Anadarko Basin in Oklahoma and Texas. The Company did not record any asset impairments in connection with fair value assessments in the second quarter and first six months of 2018. For more information regarding asset impairments, please refer to “Fair Value Measurements” and “Oil and Gas Property” within Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Financing Costs, Net Financing costs incurred during the periods comprised the following:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Interest expense	$109	$110	$216	$222
Amortization of debt issuance costs	1	1	3	6
Capitalized interest	(9)	(13)	(17)	(25)
Loss on extinguishment of debt	75	—	75	—
Interest income	(3)	(4)	(7)	(10)
Financing costs, net	$173	$94	$270	$193

Net financing costs increased $79 million and $77 million compared with the second quarter and first six months of 2018, respectively, primarily a result of a $75 million loss on extinguishment of debt incurred in the second quarter of 2019. Interest expense decreased $1 million and $6 million compared to the second quarter and first six months of 2018, respectively, as a result of the Company’s debt refinancing in the fourth quarter of 2018.
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
During the second quarters of 2019 and 2018, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets.
Apache’s 2019 and 2018 year-to-date effective income tax rates were primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets.
The Company continues to record a full valuation allowance against its U.S. net deferred tax assets and will continue to maintain a full valuation allowance until there is sufficient evidence to support the reversal of all or some portion of this allowance.
Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is currently under IRS audit for the 2014-2017 tax years and is also under audit in various states and foreign jurisdictions as part of its normal course of business.
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
Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of Apache’s drilling program and its ability to add reserves economically. Changes in commodity prices also impact estimated quantities of proved reserves. In the first six months of 2019, Apache recognized negative reserve revisions of approximately 5 percent of its year-end 2018 estimated proved reserves as a result of lower prices. The Company does not expect additional negative revisions for the remainder of the year.
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

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Six Months Ended June 30,
	2019	2018
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$1,454	$1,728
Proceeds from sale of oil and gas properties	247	13
Fixed-rate debt borrowings	989	—
Redeemable noncontrolling interest - Altus Preferred Unit limited partners	611	—
	3,301	1,741
Uses of Cash and Cash Equivalents:
Capital expenditures(1)	$1,632	$1,856
Leasehold and property acquisitions	34	38
Altus equity method interests	438	—
Payments on fixed-rate debt	1,000	150
Dividends paid	188	191
Distributions to noncontrolling interest - Egypt	164	155
Other	10	47
	3,466	2,437
Decrease in cash and cash equivalents	$(165)	$(696)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
Sources of Cash and Cash Equivalents
Net Cash Provided by Operating Activities Operating cash flows are Apache’s primary source of capital and liquidity and are impacted, both in the short term and the long term, by volatile oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, exploratory dry hole expense, asset impairments, asset retirement obligation (ARO) accretion, and deferred income tax expense.
Net cash provided by operating activities for the first six months of 2019 totaled $1.5 billion, a decrease of $274 million from the first six months of 2018. The decrease primarily reflects lower commodity prices compared to the prior-year period, partially offset by higher production volumes.
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
Asset Divestitures The Company recorded proceeds from non-core asset divestitures totaling $247 million and $13 million in the first six months of 2019 and 2018, respectively. For more information regarding the Company’s acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Fixed-Rate Debt Borrowings On June 19, 2019, Apache closed offerings of $1.0 billion in aggregate principal amount of senior unsecured notes, comprised of $600 million in aggregate principal amount of 4.250% notes due January 15, 2030 (2030 notes) and $400 million in aggregate principal amount of 5.350% notes due July 1, 2049 (2049 notes). The notes are redeemable at any time, in whole or in part, at Apache’s option, subject to a make-whole premium. The aggregate net proceeds of $989 million from the sale of the notes, comprised of net proceeds from the sale of the 2030 notes of $595 million and the 2049 notes of $394 million, were used to purchase certain outstanding notes in cash tender offers and for general corporate purposes.

Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners On June 12, 2019, Altus Midstream LP, an indirectly controlled subsidiary of Apache, issued and sold Series A Cumulative Redeemable Preferred Units for an aggregate issue price of $625 million in a private offering. Altus Midstream LP received approximately $611 million in cash proceeds from the sale after deducting transaction costs and discounts to certain purchasers. For more information, please refer to Note 12—Redeemable Noncontrolling Interest - Altus in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Uses of Cash and Cash Equivalents
Capital Expenditures Worldwide exploration and development (E&D) cash expenditures for the first six months of 2019 totaled $1.4 billion, compared to $1.6 billion for the first six months of 2018. Expenditures were primarily in the Permian region as Apache continues development of its Alpine High play and other core holdings. Apache operated an average of 22 drilling rigs during the second quarter of 2019.
Apache’s cash expenditures in GPT facilities totaled $246 million and $284 million in the first six months of 2019 and 2018, respectively, and are nearly all comprised investments in midstream infrastructure for the Alpine High play, which were contributed to Altus Midstream LP upon closing of the Altus transaction in the fourth quarter of 2018.
Apache also completed leasehold and property acquisitions for cash totaling $34 million and $38 million during the first six months of 2019 and 2018, respectively. Acquisition investments continued to focus on adding new leasehold positions to the Company’s U.S. onshore regions.
Altus Equity Method Interests Altus made acquisitions and contributions of $438 million in the first six months of 2019 for equity interests in multiple Permian Basin long-haul pipeline entities. The Company had no equity method interest cash activity in the first six months of 2018. For more information regarding the Company’s equity method interests, please see Note 6—Equity Method Interests in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Payments on Fixed-Rate Debt On June 21, 2019, the Company closed cash tender offers for certain outstanding notes. Apache accepted for purchase $932 million aggregate principal amount of notes for approximately $1.0 billion, which included principal, the net premium to par, and an early tender premium totaling $28 million, as well as accrued and unpaid interest of $14 million. The Company recorded a net loss of $75 million on extinguishment of debt, including $7 million of unamortized debt issuance costs and discounts, in connection with the note purchases.
Dividends For the six-month periods ended June 30, 2019 and 2018, the Company paid $188 million and $191 million, respectively, in dividends on its common stock.
Egypt Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in Apache’s oil and gas business in Egypt. Apache made cash distributions totaling $164 million and $155 million to Sinopec in the first six months of 2019 and 2018, respectively.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	June 30, 2019	December 31, 2018
	(In millions)
Cash and cash equivalents	$549	$714
Total debt	8,332	8,244
Equity	8,154	8,812
Available committed borrowing capacity	3,996	3,857
Available committed borrowing capacity - Altus	650	450

Cash and cash equivalents The Company had $549 million in cash and cash equivalents as of June 30, 2019, of which approximately $377 million was held by Altus. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.
Debt As of June 30, 2019, outstanding debt, which consisted of notes, debentures and finance lease obligations, totaled $8.3 billion. Current debt as of June 30, 2019, included $150 million of 7.625% senior notes due July 1, 2019 and $25 million of finance lease obligations. On July 1, 2019, Apache’s 7.625% senior notes in original principal amount of $150 million matured and were repaid.
On June 19, 2019, Apache closed offerings of $1.0 billion in aggregate principal amount of senior unsecured notes, comprised of $600 million in aggregate principal amount of 4.250% notes due January 15, 2030 and $400 million in aggregate principal amount of 5.350% notes due July 1, 2049. The notes are redeemable at any time, in whole or in part, at Apache’s option, subject to a make-whole premium. The net proceeds from the sale of the notes were used to purchase certain outstanding notes in cash tender offers and for general corporate purposes.
In March 2018, the Company entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of June 30, 2019. The facility is for general corporate purposes, and committed borrowing capacity fully supports Apache’s commercial paper program. As of June 30, 2019, letters of credit aggregating approximately £3.1 million and no borrowings were outstanding under this facility.
The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of June 30, 2019, the Company had no commercial paper outstanding.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $650 million until the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the agreement, for the immediately preceding fiscal quarter equals or exceeds $175 million on an annualized basis (such period, the Initial Period). Following the Initial Period, the aggregate commitments equal $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. After the Initial Period, Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of June 30, 2019, no borrowings or letters of credit were outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache or any of Apache’s other subsidiaries.
The Company was in compliance with the terms of its credit facilities as of June 30, 2019.
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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company’s average crude oil realizations have decreased 8 percent to $63.71 per barrel in the second quarter of 2019 from $69.35 per barrel in the comparable period of 2018. The Company’s average natural gas price realizations have decreased 44 percent to $1.41 per Mcf in the second quarter of 2019 from $2.50 per Mcf in the comparable period of 2018. Based on average daily production for the second quarter of 2019, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $22 million, and a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the quarter by approximately $8 million.
Apache periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Apache periodically uses futures contracts, swaps, and options to mitigate commodity price risk. Apache does not hold or issue derivative instruments for trading purposes. As of June 30, 2019, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $5 million. A 10 percent increase or decrease in gas prices would not have a material impact on fair value. As of June 30, 2019, the Company had open oil derivatives not designated as cash flow hedges in a liability position with a fair value of $27 million. A 10 percent increase in oil prices would increase the liability by approximately $16 million, while a 10 percent decrease in prices would decrease the liability by approximately $16 million. These fair value changes assume volatility based on prevailing market parameters at June 30, 2019. See Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
At June 30, 2019, Apache had approximately $8.3 billion net carrying value of notes and debentures outstanding, all of which was fixed-rate debt, with a weighted average interest rate of 4.93 percent. On July 1, 2019, Apache’s 7.625% senior notes in original principal amount of $150 million matured and were repaid. Although near-term changes in interest rates may affect the fair value of Apache’s fixed-rate debt, they do not expose the Company to the risk of earnings or cash flow loss associated with that debt. Apache is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its commercial paper program and credit facilities. As of June 30, 2019, the Company’s cash and cash equivalents totaled approximately $549 million, approximately 88 percent of which was invested in money market funds and short-term investments with major financial institutions. A change in the interest rate applicable to the Company’s short-term investments would have a de minimis impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings under its commercial paper program, revolving credit facilities, and money market lines of credit.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $5 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of June 30, 2019.
The Company has outstanding foreign exchange contracts with a total notional amount of £75 million that are used to reduce its exposure to fluctuating foreign exchange rates for the British pound. A 10 percent strengthening of the British pound against the U.S. dollar would result in a foreign currency net gain of $6 million, while a 10 percent weakening of the British pound against the U.S. dollar would result in a loss of $4 million.

ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2019, the Company completed the implementation of SAP, an enterprise resource planning (ERP) system for Apache’s Egyptian operations to align with the pre-existing interface utilized in its other regions. The Company believes the implementation of the system and related changes to internal controls will enhance internal controls over financial reporting. The Company has updated its internal controls, as applicable, to facilitate modifications to its business processes and accounting procedures and will continue to evaluate the operating effectiveness of related key controls during subsequent periods. The Company does not believe that the ERP implementation has had an adverse effect on its internal control over financial reporting.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed with the SEC on February 28, 2019) and Note 11—Commitments and Contingencies in the notes to the consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS
Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors since our annual report on Form 10-K for the fiscal year ended December 31, 2018. Given the nature of its business, Altus Midstream Company may be subject to different and additional risks than those described in our annual report on Form 10-K for the fiscal year ended December 31, 2018 and this quarterly report on Form 10-Q. For a description of these risks, please refer to the annual report on Form 10-K and the quarterly reports on Form 10-Q filed by Altus Midstream Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2013 and 2014, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased from time to time either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through June 30, 2019, had repurchased a total of 40 million shares at an average price of $79.18 per share. During the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares and has not purchased any shares during 2019.

ITEM 5.	OTHER INFORMATION
Effective July 29, 2019, the Board of Directors and Management Development and Compensation Committee of the Company approved certain amendments (the “Amendments”) to the Company’s Income Continuance Plan, as amended and restated July 14, 2010, effective January 1, 2009 (the “Income Continuance Plan”), Executive Termination Policy, effective February 18, 2015 (the “Executive Termination Policy”), and 2011 Omnibus Equity Compensation Plan and 2016 Omnibus Compensation Plan (together, the “Omnibus Plans”), including awards of Non-Qualified Stock Options (the “Option Awards”) and Restricted Stock Units, both time-based vesting and performance-based vesting (the “RSU Awards”, and together with the Option Agreements, the “Grant Agreements”) under the Omnibus Plans. The Amendments are intended to better align the Company’s plans and policies with current market practices.
Income Continuance Plan
The Amendments to the Income Continuance Plan, include, but are not limited to, (1) providing a 36 month benefit period for each executive officer of the Company (which includes a lump sum payment equal to 12 times monthly severance payments), (2) providing for additional severance benefits and payments that replicate the amount of Company retirement plan contributions that would have been made during the severance period, (3) adding protections to prevent an acquirer from reducing annual compensation in a manner that reduces the monthly severance payments, (4) calculating the payment made upon a Change of Control (as defined in the Amended and Restated Income Continuance Plan, effective as of July 29, 2019 (the “A&R Income Continuance Plan”) and described below) using the greater of the target bonus or the average bonus for the three years preceding such Change of Control, and (5) amending the definition of Change of Control, as set forth below.
The definition of Change of Control as set forth in the A&R Income Continuance Plan was amended by removing the “white knight” exception and adding the following events as Change of Control triggers: a merger or similar combinations, a sale of all or substantially all assets of the Company, and a change in the majority of the Company’s directors that is not approved by the Company’s incumbent Board of Directors.
The description of the A&R Income Continuance Plan is qualified in its entirety by reference to the A&R Income Continuance Plan, which is attached hereto as Exhibit 10.1.

Executive Termination Policy
In light of the Amendments to the Income Continuance Plan, the Executive Termination Policy was amended to remove the additional year of severance for the Company’s Chief Executive Officer and to make clear that the benefits provided to the executive officers under the Executive Termination Policy, effective as of July 29, 2019 (the “A&R Executive Termination Policy”), will be available only during the period preceding a Change of Control (as defined in the A&R Income Continuance Plan) and, thereafter, during the period beginning on the date that is 24 months following a Change of Control. The A&R Income Continuance Plan will control during the period beginning on the date of a Change of Control and ending on the date that is 24 months following a Change of Control.
The description of the A&R Executive Termination Policy is qualified in its entirety by reference to the A&R Executive Termination Policy, which is attached hereto as Exhibit 10.2.
Omnibus Compensation Plan and Grant Agreements
The Amendments to the Omnibus Plans (the “Plan Amendments”) include adding a second prong to the definition of involuntary termination which mirrors the third prong of the definition of involuntary termination in the A&R Income Continuance Plan and conforming the definition of Change of Control to mirror the definition of Change of Control in the A&R Income Continuance Plan. The Grant Agreements also include similar changes.
The descriptions of the Plan Amendments and the Amendments to the Grant Agreements are qualified in their entirety by reference to the A&R Income Continuance Plan.

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

3.3	–	Bylaws of Registrant, as amended May 11, 2017 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 16, 2017, SEC File No. 001-4300).
4.1	–	Form of 4.250% Notes due 2030, dated June 5, 2019 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed June 10, 2019, SEC File No. 001-4300).
4.2	–	Form of 5.350% Notes due 2049, dated June 5, 2019 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 10, 2019, SEC File No. 001-4300).
*10.1	–	Apache Corporation Income Continuance Plan, as amended and restated effective as of July 29, 2019.
*10.2	–	Apache Corporation Executive Termination Policy, as amended and restated effective as of July 29, 2019.
*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101.SCH	–	XBRL Taxonomy Schema Document.
*101.CAL	–	XBRL Calculation Linkbase Document.
*101.DEF	–	XBRL Definition Linkbase Document.
*101.LAB	–	XBRL Label Linkbase Document.
*101.PRE	–	XBRL Presentation Linkbase Document.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated:	August 1, 2019	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 1, 2019	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)