Form 10-Q
period 2019-09-30
APACHE CORP
filed 2019-10-31
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of October 30, 2019	376,036,287

Forward-Looking Statements and Risk
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on our examination of historical operating trends, the information that was used to prepare our estimate of proved reserves as of December 31, 2018, and other data in our possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about:

•	the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;

•	commodity hedging arrangements;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•	legislative, regulatory, or policy changes;

•	terrorism or cyber attacks;

•	occurrence of property acquisitions or divestitures;

•	the integration of acquisitions;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks; and

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in our most recently filed Annual Report on Form 10-K, other risks and uncertainties in our third-quarter 2019 earnings release, other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q, and other filings that we make with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil and gas production revenues
Oil revenues	$1,207	$1,555	$3,914	$4,524
Natural gas revenues	136	241	490	675
Natural gas liquids revenues	95	180	286	446
	1,438	1,976	4,690	5,645
Derivative instrument losses, net	(2)	(23)	(40)	(46)
Gain on divestitures	—	1	20	10
Other	41	29	45	50
	1,477	1,983	4,715	5,659
OPERATING EXPENSES:
Lease operating expenses	350	382	1,104	1,087
Gathering, processing, and transmission	66	92	230	260
Taxes other than income	44	58	141	162
Exploration	56	99	220	251
General and administrative	98	99	323	330
Transaction, reorganization, and separation	7	8	17	20
Depreciation, depletion, and amortization	711	610	1,959	1,771
Asset retirement obligation accretion	27	27	80	81
Impairments	9	10	249	10
Financing costs, net	95	192	365	385
	1,463	1,577	4,688	4,357
NET INCOME BEFORE INCOME TAXES	14	406	27	1,302
Current income tax provision	141	262	514	709
Deferred income tax benefit	(10)	(17)	(52)	(43)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(117)	161	(435)	636
Net income attributable to noncontrolling interest - Egypt	38	80	125	215
Net loss attributable to noncontrolling interest - Altus	(3)	—	(5)	—
Net income attributable to Altus Preferred Unit limited partners	18	—	22	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(170)	$81	$(577)	$421

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.45)	$0.21	$(1.53)	$1.10
Diluted	$(0.45)	$0.21	$(1.53)	$1.09
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	377	383	377	383
Diluted	377	385	377	385

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$(117)	$161	$(435)	$636
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Share of equity method interests other comprehensive loss	(1)	—	(1)	—
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(118)	161	(436)	636
Comprehensive income attributable to noncontrolling interest - Egypt	38	80	125	215
Comprehensive loss attributable to noncontrolling interest - Altus	(3)	—	(5)	—
Comprehensive income attributable to Altus Preferred Unit limited partners	18	—	22	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(171)	$81	$(578)	$421

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$(435)	$636
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized derivative instrument losses (gains), net	52	(88)
Gain on divestitures	(20)	(10)
Exploratory dry hole expense and unproved leasehold impairments	107	133
Depreciation, depletion, and amortization	1,959	1,771
Asset retirement obligation accretion	80	81
Impairments	249	10
Deferred income tax benefit	(52)	(43)
Loss on extinguishment of debt	75	94
Other	35	96
Changes in operating assets and liabilities:
Receivables	124	(113)
Inventories	(16)	(7)
Drilling advances	(2)	(22)
Deferred charges and other	(1)	91
Accounts payable	(82)	110
Accrued expenses	(1)	(3)
Deferred credits and noncurrent liabilities	17	(2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,089	2,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(2,015)	(2,338)
Leasehold and property acquisitions	(39)	(86)
Additions to Altus gathering, processing, and transmission facilities	(294)	(412)
Altus equity method interests	(1,008)	—
Proceeds from sale of oil and gas properties	590	51
Other, net	(17)	(55)
NET CASH USED IN INVESTING ACTIVITIES	(2,783)	(2,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Altus credit facility	235	—
Fixed-rate debt borrowings	989	992
Payments on fixed-rate debt	(1,150)	(1,370)
Distributions to noncontrolling interest - Egypt	(235)	(256)
Redeemable noncontrolling interest - Altus Preferred Unit limited partners	611	—
Dividends paid	(282)	(287)
Other	(25)	(48)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	143	(969)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(551)	(1,075)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	714	1,668
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$163	$593

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$318	$344
Income taxes paid, net of refunds	473	649

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

In millions except share and per-share amounts	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($3 and $450 related to Altus VIE)	$163	$714
Receivables (net of allowance of $86 and $92)	1,070	1,194
Other current assets (Note 5) ($35 and $7 related to Altus VIE)	738	779
	1,971	2,687
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	40,114	42,345
Unproved properties and properties under development	1,256	1,435
Gathering, processing, and transmission facilities ($1,457 and $1,251 related to Altus VIE)	2,061	1,856
Other ($38 and nil related to Altus VIE)	1,177	1,120
	44,608	46,756
Less: Accumulated depreciation, depletion, and amortization ($52 and $24 related to Altus VIE)	(26,953)	(28,335)
	17,655	18,421
OTHER ASSETS:
Equity method interests ($1,095 and $91 related to Altus VIE)	1,095	121
Deferred charges and other ($73 and $71 related to Altus VIE)	684	353
	$21,405	$21,582
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$661	$709
Current debt ($18 and nil related to Altus VIE)	19	151
Other current liabilities (Note 7) ($38 and $85 related to Altus VIE)	1,241	1,341
	1,921	2,201
LONG-TERM DEBT (Note 10) ($235 and nil related to Altus VIE)	8,393	8,093
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	340	391
Asset retirement obligation ($34 and $29 related to Altus VIE)	1,853	1,866
Other ($98 and nil related to Altus VIE)	491	219
	2,684	2,476
COMMITMENTS AND CONTINGENCIES (Note 11)

REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 12)	539	—

EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 416,986,332 and 415,692,116 shares issued, respectively	261	260
Paid-in capital	11,852	12,106
Accumulated deficit	(2,625)	(2,048)
Treasury stock, at cost, 40,964,193 and 40,995,894 shares, respectively	(3,190)	(3,192)
Accumulated other comprehensive income	3	4
APACHE SHAREHOLDERS’ EQUITY	6,301	7,130
Noncontrolling interest - Egypt	1,165	1,275
Noncontrolling interest - Altus	402	407
TOTAL EQUITY	7,868	8,812
	$21,405	$21,582

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Redeemable Noncontrolling Interest — Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APACHE SHAREHOLDERS’ EQUITY	Noncontrolling Interests	TOTAL EQUITY
		(In millions)
For the Quarter Ended September 30, 2018
BALANCE AT JUNE 30, 2018	$—	$260	$12,011	$(1,748)	$(2,887)	$4	$7,640	$1,355	$8,995
Net income attributable to common stock	—	—	—	81	—	—	81	—	81
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	80	80
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(101)	(101)
Common dividends ($0.25 per share)	—	—	(96)	—	—	—	(96)	—	(96)
Other	—	—	30	—	(43)	—	(13)	—	(13)
BALANCE AT SEPTEMBER 30, 2018	$—	$260	$11,945	$(1,667)	$(2,930)	$4	$7,612	$1,334	$8,946

For the Quarter Ended September 30, 2019
BALANCE AT JUNE 30, 2019	$521	$261	$11,931	$(2,455)	$(3,190)	$4	$6,551	$1,603	$8,154
Net loss attributable to common stock	—	—	—	(170)	—	—	(170)	—	(170)
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	38	38
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(3)	(3)
Net income attributable to Altus Preferred Unit limited partners	18	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(71)	(71)
Common dividends ($0.25 per share)	—	—	(94)	—	—	—	(94)	—	(94)
Other	—	—	15	—	—	(1)	14	—	14
BALANCE AT SEPTEMBER 30, 2019	$539	$261	$11,852	$(2,625)	$(3,190)	$3	$6,301	$1,567	$7,868

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTEREST – (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest — Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APACHE SHAREHOLDERS’ EQUITY	Noncontrolling Interests	TOTAL EQUITY
		(In millions)
For the Nine Months Ended September 30, 2018
BALANCE AT DECEMBER 31, 2017	$—	$259	$12,128	$(2,088)	$(2,887)	$4	$7,416	$1,375	$8,791
Net income attributable to common stock	—	—	—	421	—	—	421	—	421
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	215	215
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(256)	(256)
Common dividends ($0.75 per share)	—	—	(287)	—	—	—	(287)	—	(287)
Other	—	1	104	—	(43)	—	62	—	62
BALANCE AT SEPTEMBER 30, 2018	$—	$260	$11,945	$(1,667)	$(2,930)	$4	$7,612	$1,334	$8,946

For the Nine Months Ended September 30, 2019
BALANCE AT DECEMBER 31, 2018	$—	$260	$12,106	$(2,048)	$(3,192)	$4	$7,130	$1,682	$8,812
Net loss attributable to common stock	—	—	—	(577)	—	—	(577)	—	(577)
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	125	125
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(5)	(5)
Issuance of Altus Preferred Units	517	—	—	—	—	—	—	—	—
Net income attributable to Altus Preferred Unit limited partners	22	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(235)	(235)
Common dividends ($0.75 per share)	—	—	(282)	—	—	—	(282)	—	(282)
Other	—	1	28	—	2	(1)	30	—	30
BALANCE AT SEPTEMBER 30, 2019	$539	$261	$11,852	$(2,625)	$(3,190)	$3	$6,301	$1,567	$7,868

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
As of September 30, 2019, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of its consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, with the exception of Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” (see “Leases” section in this Note 1 below).
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
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. For the third quarter and nine-month period ended September 30, 2019, the Company recorded asset impairments totaling $9 million and $249 million, respectively, in connection with fair value assessments.
During the third quarter of 2019, Apache recorded an impairment of $9 million on gathering, processing, and transmission (GPT) assets held for sale by the Company’s Altus Midstream reporting segment. The estimated fair value of the assets held for sale was approximately $18 million and was determined using a market approach based on proceeds expected to be received in the fourth quarter, a Level 1 fair value measurement. The Company reflects held for sale assets as a component of “Other current assets” on its consolidated balance sheet.
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
In the third quarter of 2018, Apache agreed to sell certain of its unproved properties offshore the U.K. in the North Sea (North Sea). As a result, the Company performed a fair value assessment of the properties and recorded a $10 million impairment on the carrying values of the associated capitalized exploratory well costs in the third quarter and first nine months of 2018. The fair value of the impaired assets was determined using the negotiated sales price, a Level 1 fair value measurement.
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
The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved property and equipment for the third quarters and first nine months of 2019 and 2018:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Oil and Gas Property:
Proved	$—	$—	$86	$—
Unproved	12	49	223	86

Proved properties impaired during the first nine months of 2019 related to assets held for sale at June 30, 2019 with an aggregate fair value of $379 million.
On the statement of consolidated operations, unproved leasehold impairments are typically recorded as a component of “Exploration” expense; however, in the first nine months of 2019, unproved impairments of $149 million were recorded in “Impairments” in connection with an agreement to sell certain non-core leasehold properties in Oklahoma and Texas. In the third quarter and first nine months of 2018, unproved impairments of $10 million were recorded in “Impairments” in connection with an agreement to sell certain unproved properties in the North Sea.
Gains and losses on divestitures of the Company’s oil and gas properties are recognized in the statement of consolidated operations upon closing of the transaction. See Note 2—Acquisitions and Divestitures for more detail.

Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the nine months ended September 30, 2019. Apache recognizes revenue from its contracts with customers from the sale of its crude oil, natural gas, and natural gas liquids (NGLs) production as well as volumes purchased from third parties. Each unit of quantity represents a single performance obligation that is satisfied at a point in time as control of the product has been transferred to the customer.
The contracted price is variable and is determined based on market-indexed prices adjusted for quality, transportation, and other market-reflective differentials. Sales proceeds related to third-party purchased volumes are considered revenue from a contract with a customer. Proceeds for these volumes totaled $30 million and $124 million for the third quarters of 2019 and 2018, respectively, and $71 million and $326 million for the first nine months of 2019 and 2018, respectively. Associated purchase costs for these volumes totaled $23 million and $109 million for the third quarters of 2019 and 2018, respectively, and $60 million and $308 million for the first nine months of 2019 and 2018, respectively. Proceeds and costs are both recorded as “Other” under “Revenues and Other” in the Company’s statement of consolidated operations.
The following table represents revenues from customers and non-customers for the third quarters and first nine months of 2019 and 2018:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Revenues from customers	$1,361	$1,902	$4,414	$5,437
Revenues from non-customers	107	198	347	534

Payment from contracts with customers is typically received on a short-term basis after physical delivery of the product. Receivables from contracts with customers, net of allowance for doubtful accounts, totaled $919 million and $1.0 billion as of September 30, 2019 and December 31, 2018, respectively.
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
As allowed under the standard, the Company also applied practical expedients to carry forward its historical assessments of whether existing agreements contain a lease, classification of existing lease agreements, and treatment of initial direct lease costs. Apache also elected to exclude short-term leases (those with terms of 12 months or less) from the balance sheet presentation and accounts for non-lease and lease components as a single lease component for all asset classes. Short-term lease expense was not material for the third quarter and first nine months of 2019.
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

Operating lease expense associated with ROU assets is recognized on a straight-line basis over the lease term. Lease expense is reflected on the statement of consolidated operations commensurate with the leased activities and nature of the services performed. Gross fixed operating lease expense, inclusive of amounts billable to partners and other working interest owners, was $53 million and $167 million for the third quarter and first nine months of 2019, respectively.
In addition, the Company periodically enters into finance leases that are similar to those leases classified as capital leases under previous GAAP. Finance lease assets are included in “Other” within “Property and Equipment” on the consolidated balance sheet, and the associated finance lease liabilities are reflected within “Current debt” and “Long-term debt,” as applicable. Prior periods include the reclassification of $39 million finance lease obligations from “Other” within “Deferred Credits and Other Noncurrent Liabilities” to “Long-term debt” on the Company’s consolidated balance sheet to conform with this presentation. There was no material impact to the Company’s statement of consolidated operations and statement of consolidated cash flows for its treatment of finance leases. Depreciation on the Company’s finance lease assets was $2 million and $6 million for the third quarter and first nine months of 2019, respectively. Interest on the Company’s finance lease assets was $1 million and $2 million for the third quarter and first nine months of 2019, respectively.
The following table represents the Company’s weighted average lease term and discount rate as of September 30, 2019:

	Operating Leases	Finance Leases
Weighted average remaining lease term	3.3 years	9.7 years
Weighted average discount rate	4.4%	4.3%

The undiscounted future minimum lease payments reconciled to the carrying value of the lease liabilities as of September 30, 2019 were as follows:

Net Minimum Commitments	Operating Leases(1)	Finance Leases(2)
	(In millions)
2019	$48	$9
2020	124	13
2021	50	3
2022	41	3
2023	24	3
Thereafter	40	40
Total future minimum lease payments	327	71
Less: imputed interest	(26)	(14)
Total lease liabilities	301	57
Current portion	(149)	(19)
Non-current portion	$152	$38

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

The lease liability reflected in the table above represents the Company’s fixed minimum payments that are settled in accordance with the lease terms. Actual lease payments during the period may also include variable lease components such as common area maintenance, usage-based sales taxes and rate differentials, or other similar costs that are not determinable at the inception of the lease. Gross variable lease payments, inclusive of amounts billable to partners and other working interest owners, for the third quarter and first nine months of 2019 were $3 million and $44 million, respectively.

New Pronouncements Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses.” The standard changes the impairment model for trade receivables, held-to-maturity debt securities, net investments in leases, loans, and other financial assets measured at amortized cost. The ASU requires the use of a new forward-looking “expected loss” model compared to the current “incurred loss” model, resulting in accelerated recognition of credit losses. This update is effective for the Company beginning in the first quarter of 2020, with early adoption permitted. The Company is in the process of finalizing its project plan for the implementation of the ASU and continues to evaluate and monitor standard setting activity. The Company does not believe the adoption and implementation of this ASU will have a material impact on its financial statements.

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
2019 Activity
Leasehold and Property Acquisitions
During the third quarter and first nine months of 2019, Apache completed leasehold and property acquisitions for total cash consideration of $5 million and $39 million, respectively, primarily in its U.S. onshore regions. For discussion on the Company’s acquisition of equity method interests during the period, refer to Note 6—Equity Method Interests.
U.S. Divestitures
In the third quarter of 2019, Apache completed the sale of non-core assets in the Western Anadarko Basin of Oklahoma and Texas for aggregate cash proceeds of approximately $325 million and the assumption of asset retirement obligations of $49 million. These assets met the criteria to be classified as held for sale in the second quarter of 2019. Accordingly, the Company performed a fair value assessment of the assets and recorded impairments of $240 million in the second quarter of 2019 to the carrying value of proved and unproved oil and gas properties, other fixed assets, and working capital. The transaction closed in the third quarter of 2019, and the Company recognized a $9 million loss in association with the sale.
In the second quarter of 2019, Apache completed the sale of certain non-core assets in Oklahoma that had a net carrying value of $206 million for aggregate cash proceeds of approximately $223 million. The Company recognized a $17 million gain in association with the sale.
During the first nine months of 2019, the Company also completed the sale of certain other non-core producing assets and leasehold, primarily in the Permian region, in multiple transactions for total cash proceeds of $21 million. The Company recognized a net gain of approximately $12 million upon closing of these transactions.
2018 Activity
During the third quarter and first nine months of 2018, Apache completed $48 million and $86 million, respectively, of leasehold and property acquisitions primarily in its U.S. onshore and Egypt regions. During the first nine months of 2018, the Company also completed the sale of certain non-core assets, primarily in the Permian region, in multiple transactions for total cash proceeds of $51 million. The Company recognized a total net gain of approximately $10 million during the first nine months upon closing of these transactions.

3.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $193 million and $159 million at September 30, 2019 and December 31, 2018, respectively. The increase is primarily attributable to drilling activities in Suriname and the North Sea during the period, partially offset by successful transfers of well costs and dry hole write-offs. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2018 were charged to dry hole expense during the nine months ended September 30, 2019. Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether proved reserves can be attributed to these projects.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of September 30, 2019, Apache had derivative positions with 5 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from changes in commodity prices, currency exchange rates, or interest rates.
Derivative Instruments
Commodity Derivative Instruments
As of September 30, 2019, Apache had the following open crude oil financial basis swap contracts:

Production Period	Settlement Index	Mbbls	Weighted Average Price Differential
October—December 2019	Midland-WTI/Cushing-WTI	1,380	$(3.72)

As of September 30, 2019, Apache had the following open natural gas financial basis swap contracts:

Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential
October—December 2019	NYMEX Henry Hub/Waha	3,680	$(0.45)

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
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
September 30, 2019
Assets:
Commodity Derivative Instruments	$—	$2	$—	$2	$—	$2
Liabilities:
Commodity Derivative Instruments	—	6	—	6	—	6
Foreign Currency Derivative Instruments	—	1	—	1	—	1
Preferred Units Embedded Derivative	—	—	98	98	—	98
December 31, 2018
Assets:
Commodity Derivative Instruments	$—	$69	$—	$69	$(14)	$55
Liabilities:
Commodity Derivative Instruments	—	25	—	25	(14)	11

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.
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

	September 30, 2019	December 31, 2018
	(In millions)
Current Assets: Other current assets	$2	$55
Total Assets	$2	$55

Current Liabilities: Other current liabilities	$7	$11
Deferred Credits and Other Noncurrent Liabilities: Other	98	—
Total Liabilities	$105	$11

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Realized gain (loss):
Derivative settlements, realized gain (loss)	$(16)	$7	$12	$(110)
Amortization of put premium, realized loss	—	(14)	—	(24)
Unrealized gain (loss)	14	(16)	(52)	88
Derivative instrument losses, net	$(2)	$(23)	$(40)	$(46)

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

5.	OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In millions)
Inventories	$475	$401
Drilling advances	161	218
Assets held for sale	18	—
Prepaid assets and other	84	160
Total other current assets	$738	$779

6.	EQUITY METHOD INTERESTS
Apache, through its ownership of Altus, has the following equity method interests in Permian Basin long-haul pipeline entities which are accounted for under the equity method of accounting. For each of the equity method interests, Altus has the ability to exercise significant influence based on certain governance provisions and its participation in activities and decisions that impact the management and economic performance of the equity method interests.

	September 30, 2019		December 31, 2018
	Interest	Amount	Interest	Amount
	($ in millions)
Gulf Coast Express Pipeline LLC	16.0%	$275	15.0%	$91
EPIC Crude Holdings, LP	15.0%	128	—	—
Permian Highway Pipeline LLC	26.7%	224	—	—
Shin Oak Pipeline (Breviloba, LLC)	33.0%	468	—	—
		$1,095		$91

As of September 30, 2019 and December 31, 2018, unamortized basis differences included in the equity method interest balances were $26 million and $6 million, respectively. These amounts represent differences in contributions to date and Altus’ underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into net income over the useful lives of the underlying pipeline assets when they are placed into service.

The following table presents the activity in Altus’ equity method interests during the nine months ended September 30, 2019:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Total
	(In millions)
Balance at December 31, 2018	$91	$—	$—	$—	$91
Acquisitions	15	52	161	442	670
Capital contributions	169	83	63	23	338
Distributions	(3)	—	—	—	(3)
Equity income (loss), net	3	(5)	—	3	1
Accumulated other comprehensive loss	—	(2)	—	—	(2)
Balance at September 30, 2019	$275	$128	$224	$468	$1,095

As of December 31, 2018, Apache also held an investment in Marine Well Containment Company. This investment was sold in the first quarter of 2019 for $30 million, with no gain or loss recorded on the sale.

7.	OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In millions)
Accrued operating expenses	$187	$65
Accrued exploration and development	355	667
Accrued gathering, processing, and transmission - Altus	25	81
Accrued compensation and benefits	171	177
Accrued interest	114	137
Accrued income taxes	80	58
Current asset retirement obligation	66	66
Current operating lease liability	149	—
Other	94	90
Total other current liabilities	$1,241	$1,341

8.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the nine-month period ended September 30, 2019:

(In millions)
Asset retirement obligation at December 31, 2018	$1,932
Liabilities incurred	11
Liabilities settled	(49)
Liabilities divested	(55)
Accretion expense	80
Asset retirement obligation at September 30, 2019	1,919
Less current portion	(66)
Asset retirement obligation, long-term	$1,853

9.	INCOME TAXES
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
During the third quarters of 2019 and 2018, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets.
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

10.	DEBT AND FINANCING COSTS
The following table presents the carrying value of the Company’s debt as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$8,217	$8,299
Altus credit facility(2)	235	—
Finance lease obligations	57	40
Unamortized discount	(43)	(44)
Debt issuance costs	(54)	(51)
Total debt	8,412	8,244
Current maturities	(19)	(151)
Long-term debt	$8,393	$8,093

(1)
The fair value of the Company’s notes and debentures was $8.2 billion and $7.8 billion as of September 30, 2019 and December 31, 2018, respectively. Apache uses a market approach to determine the fair value of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).

(2)	The carrying amount of borrowings by Altus Midstream LP on its credit facility approximate fair value because the interest rates are variable and reflective of market rates.
As of September 30, 2019, current debt included $19 million of finance lease obligations. As of December 31, 2018, current debt included $150 million of 7.625% senior notes due July 1, 2019 and $1 million of finance lease obligations. On July 1, 2019, Apache’s 7.625% senior notes in original principal amount of $150 million matured and were repaid.
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
In March 2018, the Company entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of September 30, 2019. The facility is for general corporate purposes, and committed borrowing capacity fully supports Apache’s commercial paper program. As of September 30, 2019, a letter of credit for approximately £3.1 million and no borrowings were outstanding under this facility.
The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of September 30, 2019, the Company had no commercial paper outstanding.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $650 million until the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the agreement, for the immediately preceding fiscal quarter equals or exceeds $175 million on an annualized basis (such period, the Initial Period). Following the Initial Period, the aggregate commitments equal $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. After the Initial Period, Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of September 30, 2019, there were $235 million of borrowings and no letters of credit outstanding under this facility. As of December 31, 2018, no borrowings or letters of credit were outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache or any of Apache’s other subsidiaries.
Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Interest expense	$107	$113	$323	$335
Amortization of deferred loan costs	2	2	5	8
Capitalized interest	(9)	(11)	(26)	(36)
Loss on extinguishment of debt	—	94	75	94
Interest income	(5)	(6)	(12)	(16)
Financing costs, net	$95	$192	$365	$385

11.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of September 30, 2019, the Company has an accrued liability of approximately $19 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on Legal Matters described below, please see Note 9—Commitments and Contingencies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Louisiana Restoration
As more fully described in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including Apache, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to its original condition, regardless of the value of the underlying property. From time to time restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material, except as noted. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While an adverse judgment against the Company is possible, the Company intends to actively defend these lawsuits and claims.
Starting in November of 2013 and continuing into 2019, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including Apache. These cases were all removed to federal courts in Louisiana. Some of the cases have been remanded to state court with the remand orders being appealed. Other of the cases have been stayed pending appeal. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While an adverse judgment against the Company is possible, the Company intends to vigorously oppose these claims.
No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The Court recently entered final judgment in favor of the Company, ruling that the plaintiffs take nothing by their claims and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit. The plaintiffs have appealed. No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Australian Operations Divestiture Dispute
Pursuant to a Sale and Purchase Agreement dated April 9, 2015 (Quadrant SPA), the Company and its subsidiaries divested their remaining Australian operations to Quadrant Energy Pty Ltd (Quadrant). Closing occurred on June 5, 2015. In April 2017, Apache filed suit against Quadrant for breach of the Quadrant SPA. In its suit, Apache seeks approximately $80 million. In December 2017, Quadrant filed a defense of equitable set-off to Apache’s claim and a counterclaim seeking approximately $200 million in the aggregate. The Company believes that Quadrant’s claims lack merit and will not have a material adverse effect on the Company’s financial position, results of operation, or liquidity.
Canadian Operations Divestiture Dispute
Pursuant to a Sale and Purchase Agreement dated July 6, 2017 (Paramount SPA), the Company and its subsidiaries divested their remaining Canadian operations to Paramount Resources LTD (Paramount). Closing occurred on August 16, 2017. On September 11, 2019, four ex-employees of Apache Canada on behalf of themselves and individuals employed by Apache Canada LTD on July 6, 2017, filed an Amended Statement of Claim in a matter styled Stephen Flesch et. al. v Apache Corporation et. al. No. 1901-09160 Court of Queen’s Bench of Alberta against the Company and others seeking class certification and a finding that the Paramount SPA amounted to a Change of Control of the Company, entitling them to accelerated vesting under the Company’s equity plans. In the suit, the purported class seeks approximately $60 million USD and punitive damages. The Company believes that Plaintiffs’ claims lack merit and will not have a material adverse effect on the Company’s financial position, results of operation, or liquidity.
California Litigation
On July 17, 2017, in three separate actions, San Mateo County, California, Marin County, California, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the state of California against over 30 oil, gas, and coal companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. On December 20, 2017, in two separate actions, the City of Santa Cruz and Santa Cruz County and in a separate action on January 22, 2018, the City of Richmond, filed similar lawsuits against many of the same defendants. On November 14, 2018, the Pacific Coast Federation of Fishermen’s Associations, Inc. also filed a similar lawsuit against many of the same defendants. The Company believes that the claims made against it are baseless and intends to vigorously defend these lawsuits.
Castex Lawsuit
In a case styled Apache Corporation v. Castex Offshore, Inc, et. al., Cause No. 2015-48580, in the 113th Judicial District Court of Harris County, Texas, Castex filed claims for alleged damages which they recently disclosed to be approximately $200 million, relating to overspend on the Belle Isle Gas Facility upgrade, and the drilling of five sidetracks on the Potomac #3 Well. After a jury trial, a verdict of approximately $60 million, plus fees, costs and interest was entered against the Company. The Company is appealing.
Environmental Matters
As of September 30, 2019, the Company had an undiscounted reserve for environmental remediation of approximately $3 million. The Company is not aware of any environmental claims existing as of September 30, 2019 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

12.	REDEEMABLE NONCONTROLLING INTEREST - ALTUS
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
Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. Altus bifurcated and recognized at fair value an embedded derivative related to the Preferred Units of $94 million for a redemption option of the Preferred Unit holders. The derivative is reflected in “Other” within “Deferred Credits and Other Noncurrent Liabilities” on the Company’s consolidated balance sheet at its current fair value of $98 million. The fair value of the embedded derivative, a Level 3 fair value measurement, was based on numerous factors including expected future interest rates using the Black-Karasinski model, imputed interest rate of Altus, the timing of periodic cash distributions, and dividend yields of the Preferred Units. See Note 4—Derivative Instruments and Hedging Activities for more detail.
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

Activity related to the Preferred Units during the nine months ended September 30, 2019 is as follows:

	Units Outstanding	Financial Position(2)
	(In millions, except unit data)
Redeemable noncontrolling interest - Altus Preferred Unit Limited Partners: beginning of period	—	$—
Issuance of Preferred Units, net	625,000	517
Distribution of in-kind additional Preferred Units(1)	2,188	—
Allocation of Altus Midstream LP net income	N/A	21
Accreted value adjustment	N/A	1
Redeemable noncontrolling interest - Altus Preferred Unit Limited Partners: end of period	627,188	539
Preferred Units embedded derivative		98
		$637

(1)
Subsequent to the balance sheet date, Altus Midstream LP provided notice to the Preferred Unit holders of record at September 30, 2019 of the amount of the distribution on the Preferred Units for the quarter ended September 30, 2019. The holders also were notified that Altus Midstream LP elected to pay the entire amount of the approximate $11 million distribution in-kind in additional Preferred Units (PIK Units) on November 14, 2019. In total, 10,975.8 PIK Units will be issued in satisfaction of the required distribution.

(2)	As at September 30, 2019, the aggregate Redemption Price was $646 million, based on an internal rate of return of 11.5 percent.
N/A - not applicable.

13.	CAPITAL STOCK
Net Income (Loss) per Common Share
A reconciliation of the components of basic and diluted net income (loss) per common share for the quarters and nine months ended September 30, 2019 and 2018, is presented in the table below.

	For the Quarter Ended September 30,
	2019			2018
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$(170)	377	$(0.45)	$81	383	$0.21
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	2	$—
Diluted:
Income (loss) attributable to common stock	$(170)	377	$(0.45)	$81	385	$0.21

	For the Nine Months Ended September 30,
	2019			2018
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$(577)	377	$(1.53)	$421	383	$1.10
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	2	$(0.01)
Diluted:
Income (loss) attributable to common stock	$(577)	377	$(1.53)	$421	385	$1.09

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 5.2 million and 4.9 million for the quarters ended September 30, 2019 and 2018, respectively, and 5.1 million and 5.8 million for the nine months ended September 30, 2019 and 2018, respectively. The impact to net income (loss) attributable to common stock of an assumed conversion of the redeemable noncontrolling Preferred Units interests in Altus Midstream LP were anti-dilutive for the three- and nine-month periods ended September 30, 2019.
Common Stock Dividends
For the quarters ended September 30, 2019 and 2018, Apache paid $94 million and $96 million, respectively, in dividends on its common stock. For the nine months ended September 30, 2019 and 2018, the Company paid $282 million and $287 million, respectively.
Stock Repurchase Program
In 2013 and 2014, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased from time to time either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through September 30, 2019, had repurchased a total of 40 million shares at an average price of $79.18 per share. During the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares and has not purchased any shares during 2019.

14.	BUSINESS SEGMENT INFORMATION
As of September 30, 2019, Apache is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, the North Sea, and the U.S. Apache also has exploration interests in Suriname that may, over time, result in a reportable discovery and development opportunity. Apache’s Upstream business explores for, develops, and produces natural gas, crude oil and natural gas liquids. During the fourth quarter of 2018, Apache established a new reporting segment for its U.S. midstream business separate from its upstream oil and gas development activities. The midstream business is operated by Altus, which owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas, anchored by midstream service contracts to Apache’s production from its Alpine High resource play. Altus primarily generates revenue by providing fee-based natural gas gathering, compression, processing, and transportation services. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Quarter Ended September 30, 2019
Oil revenues	$472	$231	$504	$—	$—	$1,207
Natural gas revenues	72	14	50	—	—	136
Natural gas liquids revenues	2	5	88	—	—	95
Oil and gas production revenues	546	250	642	—	—	1,438
Midstream service affiliate revenues	—	—	—	34	(34)	—

Operating Expenses:
Lease operating expenses	115	76	159	—	—	350
Gathering, processing, and transmission	9	9	69	13	(34)	66
Taxes other than income	—	—	40	4	—	44
Exploration	27	—	25	—	4	56
Depreciation, depletion, and amortization	177	71	452	11	—	711
Asset retirement obligation accretion	—	19	8	—	—	27
Impairments	—	—	—	9	—	9
	328	175	753	37	(30)	1,263
Operating Income (Loss)(3)	$218	$75	$(111)	$(3)	$(4)	175
Other Income (Expense):
Derivative instrument losses, net						(2)
Other(4)						41
General and administrative						(98)
Transaction, reorganization, and separation						(7)
Financing costs, net						(95)
Income Before Income Taxes						$14

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Nine Months Ended September 30, 2019
Oil revenues	$1,509	$868	$1,537	$—	$—	$3,914
Natural gas revenues	223	64	203	—	—	490
Natural gas liquids revenues	9	16	261	—	—	286
Oil and gas production revenues	1,741	948	2,001	—	—	4,690
Midstream service affiliate revenues	—	—	—	92	(92)	—

Operating Expenses:
Lease operating expenses	365	240	501	—	(2)	1,104
Gathering, processing, and transmission	31	32	214	43	(90)	230
Taxes other than income	—	—	131	10	—	141
Exploration	89	2	117	—	12	220
Depreciation, depletion, and amortization	538	269	1,125	27	—	1,959
Asset retirement obligation accretion	—	56	23	1	—	80
Impairments	—	—	240	9	—	249
	1,023	599	2,351	90	(80)	3,983
Operating Income (Loss)(3)	$718	$349	$(350)	$2	$(12)	707
Other Income (Expense):
Gain on divestitures						20
Derivative instrument losses, net						(40)
Other(4)						45
General and administrative						(323)
Transaction, reorganization, and separation						(17)
Financing costs, net						(365)
Income Before Income Taxes						$27

Total Assets(5)	$3,851	$2,529	$12,288	$2,649	$88	$21,405

For the Quarter Ended September 30, 2018
Oil revenues	$669	$303	$583	$—	$—	$1,555
Natural gas revenues	86	30	125	—	—	241
Natural gas liquids revenues	4	5	171	—	—	180
Oil and gas production revenues	759	338	879	—	—	1,976
Midstream service affiliate revenues	—	—	—	25	(25)	—

Operating Expenses:
Lease operating expenses	112	92	178	—	—	382
Gathering, processing, and transmission	12	12	76	17	(25)	92
Taxes other than income	—	—	57	1	—	58
Exploration	10	2	86	—	1	99
Depreciation, depletion, and amortization	187	89	329	5	—	610
Asset retirement obligation accretion	—	19	8	—	—	27
Impairments	—	10	—	—	—	10
	321	224	734	23	(24)	1,278
Operating Income (Loss)(3)	$438	$114	$145	$2	$(1)	698
Other Income (Expense):
Gain on divestitures						1
Derivative instrument losses, net						(23)
Other(4)						29
General and administrative						(99)
Transaction, reorganization, and separation						(8)
Financing costs, net						(192)
Income Before Income Taxes						$406

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Nine Months Ended September 30, 2018
Oil revenues	$1,887	$894	$1,743	$—	$—	$4,524
Natural gas revenues	263	81	331	—	—	675
Natural gas liquids revenues	11	14	421	—	—	446
Oil and gas production revenues	2,161	989	2,495	—	—	5,645
Midstream service affiliate revenues	—	—	—	50	(50)	—

Operating Expenses:
Lease operating expenses	316	264	507	—	—	1,087
Gathering, processing, and transmission	35	32	204	39	(50)	260
Taxes other than income	—	—	156	6	—	162
Exploration	70	19	159	—	3	251
Depreciation, depletion, and amortization	564	281	913	13	—	1,771
Asset retirement obligation accretion	—	56	24	1	—	81
Impairments	—	10	—	—	—	10
	985	662	1,963	59	(47)	3,622
Operating Income (Loss)(3)	$1,176	$327	$532	$(9)	$(3)	2,023
Other Income (Expense):
Gain on divestitures						10
Derivative instrument losses, net						(46)
Other(4)						50
General and administrative						(330)
Transaction, reorganization, and separation						(20)
Financing costs, net						(385)
Income Before Income Taxes						$1,302

Total Assets(5)	$4,404	$3,033	$13,335	$1,054	$44	$21,870

(1)	Includes revenue from non-customers for the third quarters and nine-month periods of 2019 and 2018 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Oil	$98	$181	$316	$485
Natural gas	9	16	30	47
Natural gas liquids	—	1	1	2

(2)	Includes a noncontrolling interest in Egypt for the 2019 and 2018 periods, and Altus for the 2019 period.

(3)
The operating income (loss) of Altus Midstream, U.S., and Egypt includes leasehold and other asset impairments totaling $9 million, $10 million, and $2 million, respectively, for the third quarter of 2019. The operating income of Altus Midstream, U.S., and Egypt includes leasehold and other asset impairments totaling $9 million, $308 million, and $6 million, respectively, for the first nine months of 2019. The operating income (loss) of U.S. and North Sea includes leasehold and unproved impairments totaling $39 million and $10 million, respectively, for the third quarter of 2018. The operating income of U.S. and North Sea includes leasehold and unproved impairments totaling $76 million and $10 million, respectively, for the first nine months of 2018.

(4)
Included in Other are sales proceeds related to U.S. third-party purchased oil and gas volumes which are determined to be revenue from customers. Proceeds for these volumes totaled $30 million and $124 million for the third quarters of 2019 and 2018, respectively, and $71 million and $326 million for the first nine months of 2019 and 2018, respectively.

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
Apache’s U.S. assets are complemented by its international assets in Egypt and the North Sea, each of which adds to the Company’s inventory of exploration and development opportunities and generates cash flows in excess of current capital investments, facilitating the Company’s ability to develop its onshore Permian properties while maintaining financial flexibility in a volatile commodity price environment. Apache’s diverse regional portfolio and asset inventory includes, at scale, both conventional and unconventional resources covering oil, rich gas with NGLs, and lean gas. This range of assets provides optionality to fund a capital program capable of delivering a sustainable combination of long-term returns with a moderate pace of growth. Consistent with this strategy, Apache is closely monitoring oil, NGL, and natural gas fundamentals and will allocate capital within its portfolio in response to price signals as part of its ongoing planning process.
The Company generated $2.1 billion in cash from operating activities during the first nine months of 2019, a decrease of 24 percent from the comparative prior-year period, driven by reduced revenues from lower realized commodity prices. Apache continuously monitors changes in its operating environment and has the ability, with its dynamic capital allocation process, to adjust the Company’s capital investment program to levels commensurate with cash from operating activities and to maximize value for Apache’s shareholders over the long term. In light of the lower commodity price environment at the end of 2018, Apache curtailed its 2019 upstream development program, with capital costs incurred for the third quarter and first nine months of 2019 reflecting reductions of 29 percent and 22 percent, respectively, from the comparative 2018 periods.
Apache reported a third quarter loss of $170 million, or $0.45 per common share, compared to income of $81 million, or $0.21 per common share, in the third quarter of 2018. The decrease in net income compared to the prior-year quarter is primarily the result of lower commodity price realizations. Daily production in the third quarter of 2019 averaged 451 thousand barrels of oil equivalent per day (Mboe/d), a decrease of five percent from the comparative prior-year quarter driven primarily by natural decline in Egypt and the Company’s sale of non-core assets in Oklahoma and Texas.
Operating Highlights
Key operational highlights for the quarter include:
United States

•
Third quarter equivalent production from the Permian region, which accounts for 96 percent of Apache’s total U.S. production, increased 14 percent from the third quarter of 2018, which was driven by continued production ramp-up at Alpine High and strong performance in the Midland Basin. The Company averaged five rigs at Alpine High during the quarter and is currently running only two rigs, deferring several fourth quarter completions into 2020.

International

•
The Egypt region’s gross equivalent production decreased 11 percent and net production decreased 15 percent from the third quarter of 2018 primarily a result of natural decline and fewer wells brought on-line during the period. The region continues to build and enhance its robust drilling inventory, supplemented with recent seismic acquisitions and new play concept evaluations, on both new and existing acreage.

•
The North Sea region averaged 3 rigs and drilled 2 gross wells during the third quarter of 2019. The region’s daily production increased six percent from the third quarter 2018, primarily the result of production from the Garten field, which came on-line in November 2018.

•
The North Sea region’s Storr exploration discovery and its second well at Garten are expected to come on-line in the fourth quarter. The first well at the Company’s Storr development is a high-rate gas condensate well and will be tied back to existing infrastructure connecting to the Beryl Alpha platform. The Garten #2 well encountered approximately 1,200 feet of net pay and compares favorably to the Garten #1 well, which came on-line in November 2018 with initial 30-day production rates of 13 thousand barrels of oil per day (Mb/d) and 17 million cubic feet of natural gas per day (MMcf/d) from 700 feet of net pay. Apache holds a 100 percent working interest in the Garten complex.

•
The Company continues to progress its exploration efforts in Suriname and is currently drilling its first well, the Maka Central #1, on the 100 percent-owned Block 58. The well is expected to reach total depth in November. Additionally, the Company has committed to drill a second and third well on Block 58, which in conjunction with optional future well commitments, enables the retention of the entirety of the Block with no relinquishment requirements through June 2026.

Results of Operations
Oil and Gas Revenues
The table below presents third-quarter and year-to-date 2019 and 2018 revenues by geographic region and each region’s percent contribution to revenues.

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Oil Revenues:
United States	$504	42%	$583	37%	$1,537	39%	$1,743	39%
Egypt (1)	472	39%	669	43%	1,509	39%	1,887	41%
North Sea	231	19%	303	20%	868	22%	894	20%
Total (1)	$1,207	100%	$1,555	100%	$3,914	100%	$4,524	100%
Natural Gas Revenues:
United States	$50	37%	$125	52%	$203	41%	$331	49%
Egypt (1)	72	53%	86	36%	223	46%	263	39%
North Sea	14	10%	30	12%	64	13%	81	12%
Total (1)	$136	100%	$241	100%	$490	100%	$675	100%
Natural Gas Liquids (NGL) Revenues:
United States	$88	93%	$171	95%	$261	91%	$421	94%
Egypt (1)	2	2%	4	2%	9	3%	11	3%
North Sea	5	5%	5	3%	16	6%	14	3%
Total (1)	$95	100%	$180	100%	$286	100%	$446	100%
Oil and Gas Revenues:
United States	$642	45%	$879	44%	$2,001	43%	$2,495	44%
Egypt (1)	546	38%	759	39%	1,741	37%	2,161	38%
North Sea	250	17%	338	17%	948	20%	989	18%
Total (1)	$1,438	100%	$1,976	100%	$4,690	100%	$5,645	100%

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The table below presents third-quarter and year-to-date 2019 and 2018 production volumes and the relative increase or decrease from the prior period.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Oil Volume – b/d
United States	100,045	(3)%	103,538	103,912	1%	102,830
Egypt(1)(2)	84,114	(13)%	97,129	86,470	(10)%	96,201
North Sea	44,281	4%	42,769	49,584	10%	45,076
Total	228,440	(6)%	243,436	239,966	(2)%	244,107
Natural Gas Volume – Mcf/d
United States	563,162	(14)%	651,782	633,239	12%	563,299
Egypt(1)(2)	275,569	(17)%	331,681	289,397	(15)%	338,813
North Sea	47,875	15%	41,455	51,596	23%	41,932
Total	886,606	(13)%	1,024,918	974,232	3%	944,044
NGL Volume – b/d
United States	72,005	20%	60,239	64,329	13%	56,886
Egypt(1)(2)	891	18%	753	979	4%	939
North Sea	1,540	53%	1,008	1,678	54%	1,092
Total	74,436	20%	62,000	66,986	14%	58,917
BOE per day(3)
United States	265,910	(2)%	272,406	273,781	8%	253,599
Egypt(1)(2)	130,934	(15)%	153,163	135,681	(12)%	153,609
North Sea(4)	53,800	6%	50,686	59,861	13%	53,157
Total	450,644	(5)%	476,255	469,323	2%	460,365

(1)	Gross oil, natural gas, and NGL production in Egypt for the third quarter and nine-month period of 2019 and 2018 were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Oil (b/d)	187,589	208,889	196,643	205,822
Natural Gas (Mcf/d)	673,065	766,128	719,083	775,405
NGL (b/d)	1,529	1,161	1,810	1,450

(2)	Includes production volumes per day attributable to a noncontrolling interest in Egypt for the third quarter and nine-month period of 2019 and 2018 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Oil (b/d)	28,052	32,385	28,839	32,077
Natural Gas (Mcf/d)	92,212	110,777	96,706	113,164
NGL (b/d)	297	251	326	313

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

(4)
Average sales volumes from the North Sea for the third quarter of 2019 and 2018 were 49,349 boe/d and 51,765 boe/d, respectively, and 58,843 boe/d and 53,985 boe/d for the first nine months of 2019 and 2018, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing
The table below presents third-quarter and year-to-date 2019 and 2018 pricing and the relative increase or decrease from the prior period.

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Average Oil Price - Per barrel
United States	$54.70	(11)%	$61.20	$54.16	(13)%	$62.08
Egypt	61.10	(18)%	74.92	63.96	(11)%	71.85
North Sea	63.12	(16)%	75.01	65.45	(8)%	71.32
Total	58.60	(15)%	69.12	60.00	(11)%	67.65
Average Natural Gas Price - Per Mcf
United States	$0.97	(54)%	$2.09	$1.17	(46)%	$2.15
Egypt	2.81	(1)%	2.85	2.82	(1)%	2.85
North Sea	3.20	(59)%	7.78	4.56	(36)%	7.07
Total	1.66	(35)%	2.56	1.84	(30)%	2.62
Average NGL Price - Per barrel
United States	$13.26	(57)%	$30.84	$14.93	(45)%	$27.15
Egypt	27.76	(40)%	45.92	33.17	(18)%	40.67
North Sea	26.63	(51)%	54.73	33.98	(28)%	47.16
Total	13.71	(56)%	31.42	15.68	(43)%	27.74
Third-Quarter 2019 compared to Third-Quarter 2018
Crude Oil Revenues Crude oil revenues for the third quarter of 2019 totaled $1.2 billion, a $348 million decrease from the comparative 2018 quarter. A 15 percent decrease in average realized prices reduced third-quarter 2019 revenues by $237 million compared to the prior-year quarter, while 6 percent lower average daily production decreased revenues by $111 million. Crude oil accounted for 84 percent of oil and gas production revenues and 51 percent of worldwide production in the third quarter of 2019. Crude oil prices realized in the third quarter of 2019 averaged $58.60 per barrel, compared with $69.12 per barrel in the comparative prior-year quarter.
Worldwide oil production decreased 15.0 Mb/d to 228.4 Mb/d in the third quarter of 2019 from the comparative prior-year period, primarily a result of lower gross production due to natural decline, particularly in Egypt.
Natural Gas Revenues Gas revenues for the third quarter of 2019 totaled $136 million, a $105 million decrease from the comparative 2018 quarter. A 35 percent decrease in average realized prices reduced third-quarter 2019 revenues by $85 million compared to the prior-year quarter, while 13 percent lower average daily production decreased revenues by $20 million. Natural gas accounted for 9 percent of Apache’s oil and gas production revenues and 33 percent of its equivalent production during the third quarter of 2019.
Worldwide natural gas production decreased 138 MMcf/d to 887 MMcf/d in the third quarter of 2019 from the comparative prior-year period, primarily a result of lower gross production due to general decline in Egypt and the sale of the Company’s Woodford-SCOOP and STACK plays and Western Anadarko Basin assets in the U.S.
NGL Revenues NGL revenues for the third quarter of 2019 totaled $95 million, an $85 million decrease from the comparative 2018 quarter. A 56 percent decrease in average realized prices reduced third-quarter 2019 revenues by $101 million compared to the prior-year quarter, while 20 percent higher average daily production increased revenues by $16 million. NGLs accounted for 7 percent of Apache’s oil and gas production revenues and 16 percent of its equivalent production during the third quarter of 2019.
Worldwide production of NGLs increased 12.4 Mb/d to 74.4 Mb/d in the third quarter of 2019 from the comparative prior-year period, primarily a result of the Alpine High development, partially offset by a decrease from the sale of the Company’s Woodford-SCOOP and STACK plays and Western Anadarko Basin assets in the U.S.

Year-to-Date 2019 compared to Year-to-Date 2018
Crude Oil Revenues Crude oil revenues for the first nine months of 2019 totaled $3.9 billion, a $610 million decrease from the comparative 2018 period. An 11 percent decrease in average realized prices reduced 2019 oil revenues by $512 million compared to the prior-year period, while 2 percent lower average daily production reduced revenues by $98 million. Crude oil accounted for 83 percent of oil and gas production revenues and 51 percent of worldwide production for the first nine months of 2019, compared to 80 percent and 53 percent, respectively, for the 2018 period. Crude oil prices realized in the first nine months of 2019 averaged $60.00 per barrel, compared with $67.65 per barrel in the comparative prior-year period.
Worldwide oil production decreased 4.1 Mb/d to 240.0 Mb/d in the first nine months of 2019 from the comparative prior-year period, primarily a result of lower gross production in Egypt due to natural decline.
Natural Gas Revenues Gas revenues for the first nine months of 2019 totaled $490 million, a $185 million decrease from the comparative 2018 period. A 30 percent decrease in average realized prices reduced 2019 natural gas revenues by $200 million compared to the prior-year period, while 3 percent higher average daily production increased revenues by $15 million. Natural gas accounted for 10 percent of Apache’s oil and gas production revenues and 35 percent of its equivalent production for the first nine months of 2019, compared to 12 percent and 34 percent, respectively, for the 2018 period.
Worldwide natural gas production increased 30.2 MMcf/d to 974.2 MMcf/d in the first nine months of 2019 from the comparative prior-year period, primarily a result of the Alpine High development, partially offset by lower gross production in Egypt due to natural decline and the sale of the Company’s Woodford-SCOOP and STACK plays and Western Anadarko Basin assets in the U.S.
NGL Revenues NGL revenues for the first nine months of 2019 totaled $286 million, a $160 million decrease from the comparative 2018 period. A 43 percent decrease in average realized prices reduced 2019 NGL revenues by $194 million compared to the prior-year period, while 14 percent higher average daily production increased revenues by $34 million. NGLs accounted for nearly 7 percent of oil and gas production revenues and 14 percent of its equivalent production for the first nine months of 2019, compared to 8 percent and 13 percent, respectively, for the 2018 period.
Worldwide production of NGLs increased 8.1 Mb/d to 67.0 Mb/d in the first nine months of 2019 from the comparative prior-year period, primarily a result of the Alpine High development partially offset by the sale of the Company’s Woodford-SCOOP and STACK plays and Western Anadarko Basin assets in the U.S.
Altus Revenues
Midstream services revenues totaled $34 million and $25 million, respectively, for the third quarters of 2019 and 2018 and $92 million and $50 million, respectively, for the first nine months of 2019 and 2018. Midstream services revenues were generated through fee-based contractual arrangements between Apache and Altus and are eliminated upon consolidation. The increase for both comparative periods is primarily driven by higher throughput volumes of natural gas as Apache increased production from Alpine High. The volume increase was partially limited by Apache’s deferral of a portion of its gas volumes at Alpine High beginning April 2019. These volumes returned incrementally throughout the third quarter of 2019.

Operating Expenses
The table below presents a comparison of the Company’s expenses on an absolute dollar basis. The Company’s discussion may reference expenses on a boe basis, on an absolute dollar basis or both, depending on context. All operating expenses include costs attributable to a noncontrolling interest in Altus and Egypt.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Lease operating expenses	$350	$382	$1,104	$1,087
Gathering, processing, and transmission	66	92	230	260
Taxes other than income	44	58	141	162
Exploration	56	99	220	251
General and administrative	98	99	323	330
Transaction, reorganization, and separation	7	8	17	20
Depreciation, depletion, and amortization:
Oil and gas property and equipment	667	575	1,836	1,666
GPT assets	28	21	76	62
Other assets	16	14	47	43
Asset retirement obligation accretion	27	27	80	81
Impairments	9	10	249	10
Financing costs, net	95	192	365	385
Lease Operating Expenses (LOE) LOE decreased $32 million and increased $17 million for the third quarter and first nine months of 2019, respectively, on an absolute dollar basis relative to the comparable periods of 2018, primarily a result of changes in production. On a per-unit basis, LOE remained flat for the third quarter of 2019, and decreased 2 percent for the first nine months of 2019 as compared to the prior-year periods.
Gathering, Processing, and Transmission (GPT) GPT expenses include transmission and processing costs paid to third-party carriers and to Altus for Apache’s upstream oil and gas production. GPT expenses also include midstream operating costs incurred by Altus. The following table presents a summary of these expenses:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Third-party processing and transmission costs	$53	$75	$187	$221
Midstream service affiliate costs	34	25	90	50
Upstream processing and transmission costs	87	100	277	271
Midstream operating expenses	13	17	43	39
Intersegment eliminations	(34)	(25)	(90)	(50)
Total GPT costs	$66	$92	$230	$260
GPT costs decreased $26 million and $30 million from the third quarter and first nine months of 2018, respectively. Third-party processing and transmission costs decreased $22 million and $34 million from the third quarter and first nine months of 2018, respectively, primarily driven by a decrease in pricing and the Company’s sale of non-core assets in Oklahoma and Texas. Midstream operating expenses decreased $4 million and increased $4 million from the third quarter and first nine months of 2018, respectively. The decrease from prior-year quarter is primarily driven by a decrease in employee-related costs and lower repair and maintenance expenses as a result of transitioning to the Company’s centralized Diamond cryogenic complex from mechanical refrigeration units. The increase year-over-year is primarily driven by higher operating costs including contract labor, equipment rentals, and supplies as a result of increased throughput volumes.
Midstream service affiliate costs increased $9 million and $40 million from the third quarter and first nine months of 2018, respectively, as a result of increased Alpine High volumes. These affiliate costs are eliminated upon consolidation.

Taxes other than Income Taxes other than income decreased $14 million and $21 million from the third quarter and first nine months of 2018, respectively, primarily the result of a decrease in severance taxes on lower commodity prices.
Exploration Expense Exploration expense includes unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. Exploration expenses in the third quarter and first nine months of 2019 decreased $43 million and $31 million, respectively, compared to the prior-year periods.
The following table presents a summary of exploration expense:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Unproved leasehold impairments	$12	$39	$74	$76
Dry hole expense	5	21	33	57
Geological and geophysical expense	18	6	56	41
Exploration overhead and other	21	33	57	77
	$56	$99	$220	$251
Unproved leasehold impairments decreased $27 million and $2 million from the third quarter and first nine months of 2018, respectively. Higher leasehold impairments in the 2018 period were associated with decreased planned activity in the Company’s Midcontinent/Gulf Coast region. Dry hole expense decreased $16 million and $24 million from the third quarter and first nine months of 2018, respectively, primarily a result of unsuccessful international exploration in the 2018 period. Exploration overhead decreased $12 million and $20 million from the third quarter and first nine months of 2018, respectively, primarily a result of a decrease in exploratory activity. During the nine months ended September 30, 2019 and 2018, the Company drilled 25 and 44 gross exploration wells, respectively.
General and Administrative (G&A) Expenses G&A expense for the third quarter remained relatively flat compared to the prior-year period and decreased $7 million from the first nine months of 2018. The decrease in G&A expenses between the year-to-date periods was primarily related to lower cash-based stock compensation expense resulting from a decrease in the Company’s stock price. The prior year periods also reflect a non-recurring charge to accelerate vesting on outstanding stock awards for certain retirement eligible employees.
Transaction, Reorganization, and Separation (TRS) Costs TRS costs for the third quarter remained relatively flat compared to the prior-year period and decreased $3 million from the first nine months of 2018, primarily a result of legal fees incurred for transactions.
Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense increased $92 million and $170 million compared to the third quarter and first nine months of 2018, respectively, primarily a result of negative reserve revisions related to pricing. The Company’s oil and gas property DD&A rate increased $3.15 per boe and $1.13 per boe in the third quarter and first nine months of 2019, respectively, from the prior-year periods. GPT depreciation increased $7 million and $14 million from the third quarter and first nine months of 2018, respectively, associated with capital spending on Altus infrastructure.
Impairments The Company recorded asset impairments in connection with fair value assessments in the third quarter and first nine months of 2019 totaling $9 million and $249 million, respectively. The Company recorded a $9 million impairment in the third quarter of 2019 on certain Altus Midstream held-for-sale assets, as well as a $240 million impairment during the second quarter of 2019 on held-for-sale assets in the Western Anadarko Basin in Oklahoma and Texas. The Company recorded asset impairments totaling $10 million for each of the third quarter and first nine months of 2018 in connection with fair value assessments on North Sea unproved assets to be divested. For more information regarding asset impairments, please refer to “Fair Value Measurements” and “Oil and Gas Property” within Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Financing Costs, Net Financing costs incurred during the periods comprised the following:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Interest expense	$107	$113	$323	$335
Amortization of debt issuance costs	2	2	5	8
Capitalized interest	(9)	(11)	(26)	(36)
Loss on extinguishment of debt	—	94	75	94
Interest income	(5)	(6)	(12)	(16)
Financing costs, net	$95	$192	$365	$385
Net financing costs decreased $97 million and $20 million compared with the third quarter and first nine months of 2018, respectively, primarily a result of a $94 million loss on extinguishment of debt incurred in the third quarter of 2018. The first nine months of 2019 also had a loss on extinguishment of debt of $75 million. Interest expense decreased $6 million and $12 million compared to the third quarter and first nine months of 2018, respectively, as a result of the Company’s debt refinancing in the fourth quarter of 2018 and the second quarter of 2019.
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
During the third quarters of 2019 and 2018, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets.
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
Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of Apache’s drilling program and its ability to add reserves economically. Changes in commodity prices also impact estimated quantities of proved reserves. In the first nine months of 2019, Apache recognized negative reserve revisions of approximately 11 percent of its year-end 2018 estimated proved reserves as a result of lower prices. If prices for the remainder of 2019 approximate commodity future prices as of September 30, 2019, the Company is reasonably likely to report additional negative revisions, currently estimated at five percent of year-end 2018 estimated proved reserves.

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
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Nine Months Ended September 30,
	2019	2018
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$2,089	$2,734
Proceeds from sale of oil and gas properties	590	51
Fixed-rate debt borrowings	989	992
Proceeds from Altus credit facility	235	—
Redeemable noncontrolling interest - Altus Preferred Unit limited partners	611	—
	4,514	3,777
Uses of Cash and Cash Equivalents:
Additions to oil and gas property(1)	$2,015	$2,338
Leasehold and property acquisitions	39	86
Additions to Altus gathering, processing, and transmission facilities(1)	294	412
Altus equity method interests	1,008	—
Payments on fixed-rate debt	1,150	1,370
Dividends paid	282	287
Distributions to noncontrolling interest - Egypt	235	256
Other	42	103
	5,065	4,852
Decrease in cash and cash equivalents	$(551)	$(1,075)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
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
Net cash provided by operating activities for the first nine months of 2019 totaled $2.1 billion, a decrease of $645 million from the first nine months of 2018. The decrease primarily reflects lower commodity prices compared to the prior-year period.
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
Asset Divestitures The Company recorded proceeds from non-core asset divestitures totaling $590 million and $51 million in the first nine months of 2019 and 2018, respectively. For more information regarding the Company’s acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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
Proceeds from Altus Credit Facility The construction of Altus’ gathering and processing assets and the exercise of its options for equity interests in Permian Basin long-haul pipeline entities required capital expenditures in excess of Altus’ cash on hand and operational cash flows. As of September 30, 2019, $235 million in borrowings were outstanding under Altus Midstream LP’s revolving credit facility. The Company anticipates that Altus Midstream LP will continue to utilize revolving credit facility borrowing capacity in addition to Altus’ cash flow from operating activities to fund its future capital needs.
Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners On June 12, 2019, Altus Midstream LP, an indirectly controlled subsidiary of Apache, issued and sold Series A Cumulative Redeemable Preferred Units for an aggregate issue price of $625 million in a private offering. Altus Midstream LP received approximately $611 million in cash proceeds from the sale after deducting transaction costs and discounts to certain purchasers. These proceeds were used to fund capital contributions related to Altus’ equity interests in Permian Basin long-haul pipeline entities and repayment of outstanding principal on the revolving credit facility (discussed above). For more information, please refer to Note 12—Redeemable Noncontrolling Interest - Altus in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Uses of Cash and Cash Equivalents
Additions to Oil & Gas Property Worldwide exploration and development (E&D) cash expenditures for the first nine months of 2019 totaled $2.0 billion, compared to $2.3 billion for the first nine months of 2018. Expenditures were primarily in the Permian region as Apache continues development of its Alpine High play and other core holdings. Apache operated an average of 20 drilling rigs during the third quarter of 2019.
Leasehold and Property Acquisitions Apache completed leasehold and property acquisitions for cash totaling $39 million and $86 million during the first nine months of 2019 and 2018, respectively. Acquisition investments continued to focus on adding new leasehold positions to the Company’s U.S. onshore regions.
Additions to Altus GPT Facilities Apache’s cash expenditures in GPT facilities totaled $294 million and $412 million in the first nine months of 2019 and 2018, respectively, nearly all comprising midstream infrastructure expenditures incurred by Altus Midstream LP.
Altus Equity Method Interests Altus made acquisitions and contributions of $1.0 billion in the first nine months of 2019 for equity interests in multiple Permian Basin long-haul pipeline entities and received distributions of $4 million. The Company had no equity method interest cash activity in the first nine months of 2018. For more information regarding the Company’s equity method interests, please see Note 6—Equity Method Interests in the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Payments on Fixed-Rate Debt On June 21, 2019, the Company closed cash tender offers for certain outstanding notes. Apache accepted for purchase $932 million aggregate principal amount of notes for approximately $1.0 billion, which included principal, the net premium to par, and an early tender premium totaling $28 million, as well as accrued and unpaid interest of $14 million. The Company recorded a net loss of $75 million on extinguishment of debt, including $7 million of unamortized debt issuance costs and discounts, in connection with the note purchases. Additionally, on July 1, 2019, Apache’s 7.625% senior notes in original principal amount of $150 million matured and were repaid.
Dividends For the nine-month periods ended September 30, 2019 and 2018, the Company paid $282 million and $287 million, respectively, in dividends on its common stock.
Egypt Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in Apache’s oil and gas business in Egypt. Apache made cash distributions totaling $235 million and $256 million to Sinopec in the first nine months of 2019 and 2018, respectively.

Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	September 30, 2019	December 31, 2018
	(In millions)
Cash and cash equivalents	$163	$714
Total debt	8,412	8,244
Equity	7,868	8,812
Available committed borrowing capacity	3,996	3,857
Available committed borrowing capacity - Altus	415	450
Cash and cash equivalents The Company had $163 million in cash and cash equivalents as of September 30, 2019, of which approximately $3 million was held by Altus. The majority of the cash is invested in highly liquid, investment grade securities with maturities of three months or less at the time of purchase.
Debt As of September 30, 2019, outstanding debt, which consisted of notes, debentures, subsidiary credit facility borrowings, and finance lease obligations, totaled $8.4 billion. Current debt as of September 30, 2019, included $19 million of finance lease obligations.
In March 2018, the Company entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of September 30, 2019. The facility is for general corporate purposes, and committed borrowing capacity fully supports Apache’s commercial paper program. As of September 30, 2019, a letter of credit for approximately £3.1 million and no borrowings were outstanding under this facility.
The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of September 30, 2019, the Company had no commercial paper outstanding.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $650 million until the consolidated net income of Altus Midstream LP and its restricted subsidiaries, as adjusted pursuant to the agreement, for the immediately preceding fiscal quarter equals or exceeds $175 million on an annualized basis (such period, the Initial Period). Following the Initial Period, the aggregate commitments equal $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. After the Initial Period, Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of September 30, 2019, there were $235 million of borrowings and no letters of credit outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache or any of Apache’s other subsidiaries.
The Company was in compliance with the terms of its credit facilities as of September 30, 2019.
Off-Balance Sheet Arrangements Apache enters into customary agreements in the oil and gas industry for drilling rig commitments, firm transportation agreements, and other obligations as described in “Contractual Obligations” in Part II, Item 7 of the Form 10-K for the year ended December 31, 2018. There have been no material changes to the contractual obligations described therein.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company’s average crude oil realizations have decreased 15 percent to $58.60 per barrel in the third quarter of 2019 from $69.12 per barrel in the comparable period of 2018. The Company’s average natural gas price realizations have decreased 35 percent to $1.66 per Mcf in the third quarter of 2019 from $2.56 per Mcf in the comparable period of 2018. The Company’s average NGL realizations have decreased 56 percent to $13.71 per barrel in the third quarter of 2019 from $31.42 per barrel in the comparable period of 2018. Based on average daily production for the third quarter of 2019, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $21 million, a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $7 million.
Apache periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. Apache does not hold or issue derivative instruments for trading purposes. As of September 30, 2019, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $2 million. A 10 percent increase in gas prices would decrease the asset by approximately $1 million, while a 10 percent decrease in prices would increase the asset by approximately $1 million. As of September 30, 2019, the Company had open oil derivatives not designated as cash flow hedges in a liability position with a fair value of $6 million. A 10 percent increase in oil prices would increase the liability by approximately $5 million, while a 10 percent decrease in prices would decrease the liability by approximately $5 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2019. See Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
At September 30, 2019, Apache had approximately $8.2 billion net carrying value of notes and debentures outstanding, all of which was fixed-rate debt, with a weighted average interest rate of 4.88 percent. Although near-term changes in interest rates may affect the fair value of Apache’s fixed-rate debt, they do not expose the Company to the risk of earnings or cash flow loss associated with that debt. Apache is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its commercial paper program and credit facilities. As of September 30, 2019, the Company’s cash and cash equivalents totaled approximately $163 million, approximately 81 percent of which was invested in money market funds and short-term investments with major financial institutions. A change in the interest rate applicable to the Company’s short-term investments and credit facility borrowings would have a de minimis impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings under its commercial paper program, revolving credit facilities, and money market lines of credit.
Foreign Currency Exchange Rate Risk
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $7 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of September 30, 2019.
As of September 30, 2019, the Company has outstanding foreign exchange contracts with a total notional amount of £38 million that are used to reduce its exposure to fluctuating foreign exchange rates for the British pound. A 10 percent strengthening of the British pound against the U.S. dollar would result in a foreign currency net gain of $2 million, while a 10 percent weakening of the British pound against the U.S. dollar would result in a loss of $3 million.

ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2019, the Company completed the implementation of Quorum Land Management (Quorum), a software system for managing land assets, including the acquisition, maintenance, geographic information system mapping, and reporting of land, ownership and lease information. The Company believes the implementation of the system and related changes to internal controls will enhance internal controls over financial reporting. The Company has updated its internal controls, as applicable, to facilitate modifications to its business processes and accounting procedures and will continue to evaluate the operating effectiveness of related key controls during subsequent periods. The Company does not believe that the Quorum implementation has had an adverse effect on its internal control over financial reporting.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed with the SEC on March 1, 2019) and Note 11—Commitments and Contingencies in the notes to the consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

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
In 2013 and 2014, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased from time to time either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through September 30, 2019, had repurchased a total of 40 million shares at an average price of $79.18 per share. During the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares and has not purchased any shares during 2019.

ITEM 5.	OTHER INFORMATION
The registrant elects to disclose under this Item 5 the following information otherwise disclosable in a report on Form 8-K under “Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year”:
Effective October 31, 2019, the Board of Directors of Apache Corporation (“Apache”) amended Article VII of Apache’s bylaws to update indemnification provisions and as so amended, restated the bylaws (the “Amended and Restated Bylaws”). The amendments clarify and add certain procedural terms to the indemnification provisions of Article VII, which continues to provide for mandatory indemnification of certain officers, directors, employees, and agents.
The foregoing summary and description of the provisions of the Amended and Restated Bylaws does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.3 to this report and incorporated herein by reference.

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

*3.3	–	Amended and Restated Bylaws of Registrant, dated October 31, 2019.
4.1	–	Form of 4.250% Notes due 2030, dated June 5, 2019 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed June 10, 2019, SEC File No. 001-4300).
4.2	–	Form of 5.350% Notes due 2049, dated June 5, 2019 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 10, 2019, SEC File No. 001-4300).
*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101	–
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheets, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interest and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

*101.SCH	–	Inline XBRL Taxonomy Schema Document.
*101.CAL	–	Inline XBRL Calculation Linkbase Document.
*101.DEF	–	Inline XBRL Definition Linkbase Document.
*101.LAB	–	Inline XBRL Label Linkbase Document.
*101.PRE	–	Inline XBRL Presentation Linkbase Document.
*104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated:	October 31, 2019	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 31, 2019	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)