Form 10-Q
period 2020-03-31
APACHE CORP
filed 2020-05-07
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2020	377,426,033

Forward-Looking Statements and Risk
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2019, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “should,” “would,” or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:

•
the scope, duration, and reoccurrence of any epidemics or pandemics (including specifically the coronavirus disease 2019 (COVID-19) pandemic) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;

•	the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;

•	the Company’s commodity hedging arrangements;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditure and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•
legislative, regulatory, or policy changes, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring, or water disposal;

•	the Company’s performance on environmental, social, and governance measures;

•	terrorism or cyberattacks;

•	occurrence of property acquisitions or divestitures;

•	the integration of acquisitions;

•	the securities or capital markets and related risks such as general credit, liquidity, market, and interest-rate risks;

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in the Company’s most recently filed Annual Report on Form 10-K;

•	other risks and uncertainties in the Company’s first-quarter 2020 earnings release;

•	other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; and

•	other filings that the Company makes with the Securities and Exchange Commission.

Other factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, the Company assumes no duty to update or revise its forward-looking statements, whether based on changes in internal estimates or expectations, new information, future developments, or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2020	2019
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$1,236	$1,654
Purchased oil and gas sales	108	24
Total revenues	1,344	1,678
Derivative instrument losses, net	(103)	(30)
Gain on divestitures, net	25	3
Other, net	13	6
	1,279	1,657
OPERATING EXPENSES:
Lease operating expenses	335	365
Gathering, processing, and transmission	71	88
Purchased oil and gas costs	86	22
Taxes other than income	33	51
Exploration	57	69
General and administrative	68	123
Transaction, reorganization, and separation	27	4
Depreciation, depletion, and amortization	566	646
Asset retirement obligation accretion	27	27
Impairments	4,472	—
Financing costs, net	103	97
	5,845	1,492
NET INCOME (LOSS) BEFORE INCOME TAXES	(4,566)	165
Current income tax provision	89	186
Deferred income tax benefit	(33)	(19)
NET LOSS INCLUDING NONCONTROLLING INTERESTS	(4,622)	(2)
Net income (loss) attributable to noncontrolling interest - Egypt	(151)	44
Net income (loss) attributable to noncontrolling interest - Altus	(9)	1
Net income attributable to Altus Preferred Unit limited partners	18	—
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(4,480)	$(47)

NET LOSS PER COMMON SHARE:
Basic	$(11.86)	$(0.12)
Diluted	$(11.86)	$(0.12)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	378	376
Diluted	378	376

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended March 31,
	2020	2019
	(In millions)
NET LOSS INCLUDING NONCONTROLLING INTERESTS	$(4,622)	$(2)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Share of equity method interests other comprehensive loss	(1)	—
COMPREHENSIVE LOSS INCLUDING NONCONTROLLING INTERESTS	(4,623)	(2)
Comprehensive income (loss) attributable to noncontrolling interest - Egypt	(151)	44
Comprehensive income (loss) attributable to noncontrolling interest - Altus	(9)	1
Comprehensive income attributable to Altus Preferred Unit limited partners	18	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCK	$(4,481)	$(47)

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(4,622)	$(2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized derivative instrument losses, net	103	45
Gain on divestitures	(25)	(3)
Exploratory dry hole expense and unproved leasehold impairments	43	33
Depreciation, depletion, and amortization	566	646
Asset retirement obligation accretion	27	27
Impairments	4,472	—
Deferred income tax benefit	(33)	(19)
Other	(8)	9
Changes in operating assets and liabilities:
Receivables	221	8
Inventories	30	(33)
Drilling advances	(20)	5
Deferred charges and other	(13)	(4)
Accounts payable	(80)	(50)
Accrued expenses	(173)	(46)
Deferred credits and noncurrent liabilities	14	(18)
NET CASH PROVIDED BY OPERATING ACTIVITIES	502	598

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(511)	(729)
Additions to Altus gathering, processing, and transmission facilities	(19)	(119)
Leasehold and property acquisitions	(1)	(15)
Altus equity method interests	(83)	(118)
Proceeds from sale of oil and gas properties	126	9
Other, net	(21)	34
NET CASH USED IN INVESTING ACTIVITIES	(509)	(938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper and credit facility	250	159
Proceeds from Altus credit facility	72	—
Distributions to noncontrolling interest - Egypt	(32)	(107)
Dividends paid	(94)	(94)
Other	(8)	(5)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	188	(47)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	181	(387)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	247	714
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$428	$327

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$126	$115
Income taxes paid, net of refunds	98	165

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

In millions except share and per-share amounts	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($19 and $6 related to Altus VIE)	$428	$247
Receivables, net of allowance of $89 and $88	838	1,062
Other current assets (Note 5) ($5 and $5 related to Altus VIE)	642	652
	1,908	1,961
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	40,795	40,540
Unproved properties and properties under development	628	666
Gathering, processing, and transmission facilities ($209 and $203 related to Altus VIE)	674	799
Other ($4 and $4 related to Altus VIE)	1,141	1,140
	43,238	43,145
Less: Accumulated depreciation, depletion, and amortization ($4 and $1 related to Altus VIE)	(33,652)	(28,987)
	9,586	14,158
OTHER ASSETS:
Equity method interests (Note 6) ($1,337 and $1,258 related to Altus VIE)	1,337	1,258
Deferred charges and other ($4 and $4 related to Altus VIE)	560	730
	$13,391	$18,107
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$528	$695
Current debt (nil and $10 related to Altus VIE)	544	11
Other current liabilities (Note 7) ($12 and $21 related to Altus VIE)	953	1,149
	2,025	1,855
LONG-TERM DEBT (Note 10) ($468 and $396 related to Altus VIE)	8,336	8,555
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	309	346
Asset retirement obligation (Note 8) ($61 and $60 related to Altus VIE)	1,814	1,811
Other ($170 and $107 related to Altus VIE)	562	520
	2,685	2,677
COMMITMENTS AND CONTINGENCIES (Note 11)
REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 12)	573	555
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 418,374,523 and 417,026,863 shares issued, respectively	262	261
Paid-in capital	11,747	11,769
Accumulated deficit	(10,081)	(5,601)
Treasury stock, at cost, 40,950,727 and 40,964,193 shares, respectively	(3,189)	(3,190)
Accumulated other comprehensive income	15	16
APACHE SHAREHOLDERS’ EQUITY (DEFICIT)	(1,246)	3,255
Noncontrolling interest - Egypt	954	1,137
Noncontrolling interest - Altus	64	73
TOTAL EQUITY (DEFICIT)	(228)	4,465
	$13,391	$18,107

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Redeemable Noncontrolling Interest — Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APACHE SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests	TOTAL EQUITY (DEFICIT)
		(In millions)
For the Three Months Ended March 31, 2019
BALANCE AT DECEMBER 31, 2018	$—	$260	$12,106	$(2,048)	$(3,192)	$4	$7,130	$1,682	$8,812
Net loss attributable to common stock	—	—	—	(47)	—	—	(47)	—	(47)
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	44	44
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	1	1
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(107)	(107)
Common dividends ($0.25 per share)	—	—	(94)	—	—	—	(94)	—	(94)
Other	—	1	(3)	—	2	—	—	—	—
BALANCE AT MARCH 31, 2019	$—	$261	$12,009	$(2,095)	$(3,190)	$4	$6,989	$1,620	$8,609

For the Three Months Ended March 31, 2020
BALANCE AT DECEMBER 31, 2019	$555	$261	$11,769	$(5,601)	$(3,190)	$16	$3,255	$1,210	$4,465
Net loss attributable to common stock	—	—	—	(4,480)	—	—	(4,480)	—	(4,480)
Net loss attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(151)	(151)
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(9)	(9)
Net income attributable to Altus Preferred Unit limited partners	18	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(32)	(32)
Common dividends ($0.025 per share)	—	—	(10)	—	—	—	(10)	—	(10)
Other	—	1	(12)	—	1	(1)	(11)	—	(11)
BALANCE AT MARCH 31, 2020	$573	$262	$11,747	$(10,081)	$(3,189)	$15	$(1,246)	$1,018	$(228)
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements discussed below. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which contains a summary of the Company’s significant accounting policies and other disclosures.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2020, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of its Notes to Consolidated Financial Statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, with the exception of Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses” (see “Accounts Receivable and Allowance for Credit Losses” section in this Note 1 below). The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation.
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
Additionally, third-party investors own a minority interest of approximately 21 percent of Altus Midstream Company (ALTM), which is reflected as a separate noncontrolling interest component of equity in Apache’s consolidated balance sheet. Apache consolidates the activities of ALTM, which qualifies as a variable interest entity (VIE) under GAAP. Apache has concluded that it is the primary beneficiary of the VIE. On June 12, 2019, Altus Midstream LP issued and sold Series A Cumulative Redeemable Preferred Units (the Preferred Units) through a private offering that admitted additional limited partners with separate rights for the Preferred Unit holders. Refer to Note 12—Redeemable Noncontrolling Interest - Altus for more detail.
Investments in which Apache holds less than 50 percent of the voting interest are typically accounted for under the equity method of accounting, with the balance recorded separately as “Equity method interests” in Apache’s consolidated balance sheet and results of operations recorded as a component of “Other, net” under “Revenues and Other” in the Company’s statement of consolidated operations. Refer to Note 6—Equity Method Interests for more detail.
Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Apache evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom, the assessment of asset retirement obligations (see Note 8—Asset Retirement Obligation), the estimates of fair value for long-lived assets (see “Fair Value Measurements,” “Oil and Gas Property,” and “Gathering, Processing, and Transmission Facilities” sections in this Note 1 below), and the estimate of income taxes (see Note 9—Income Taxes). Actual results could differ from those estimates.
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
Recurring fair value measurements are presented in further detail in Note 4—Derivative Instruments and Hedging Activities and Note 10—Debt and Financing Costs.
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. The following table presents a summary of asset impairments recorded in connection with fair value assessments:

	For the Quarter Ended March 31,
	2020	2019
	(In millions)
Oil and gas proved property	$4,299	$—
Gathering, processing, and transmission facilities	68	—
Goodwill	87	—
Inventory and other	18	—
Total Impairments	$4,472	$—

Given the recent crude oil price collapse on lower demand and economic activity resulting from the coronavirus disease 2019 (COVID-19) global pandemic and related governmental action, the Company assessed its oil and gas property and gathering, processing, and transmission (GPT) assets for impairment based on the net book value of its assets as of March 31, 2020. During the first quarter of 2020, the Company recorded asset impairments totaling $4.5 billion in connection with fair value assessments. The Company recorded proved property impairments totaling $3.9 billion, $354 million, and $7 million in the U.S., Egypt, and North Sea, respectively, all of which were impaired to their estimated fair values as a result of lower forecasted commodity prices, changes to planned development activity, and increasing market uncertainty. These impairments are discussed in further detail below in “Oil and Gas Property.” Impairments totaling $68 million were similarly recorded for GPT facilities in Egypt. This impairment is discussed in further detail below in “Gathering, Processing, and Transmission Facilities.”
During the first quarter of 2020, the Company performed an interim impairment analysis of the goodwill related to its Egypt reporting unit under ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which was adopted during the quarter. Reductions in estimated net present value of expected future cash flows from oil and gas properties resulted in implied fair values below the carrying values of the Company’s Egypt reporting unit. As a result of these assessments, the Company recognized non-cash impairments of the entire amount of recorded goodwill in the Egypt reporting unit of $87 million. The Company also recorded impairments of $13 million for the early termination of a drilling rig leases and $5 million for inventory revaluations, both in the U.S. The Company recorded no asset impairments in connection with fair value assessments during the first quarter of 2019.
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
Oil and gas properties are grouped for depreciation in accordance with ASC 932, “Extractive Activities—Oil and Gas.” The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.
When circumstances indicate that the carrying value of proved oil and gas properties may not be recoverable, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on Apache’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally estimated using the income approach described in ASC 820. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments, a Level 3 fair value measurement. A 10 percent discount rate was used to value all of Apache’s asset groups which were subject to impairment charges in the first quarter of 2020. Additionally, expected cash inflows were estimated based on management’s views of published West Texas Intermediate (WTI), Brent, and Henry Hub forward pricing as of March 31, 2020. Other significant unobservable inputs used to calculate Apache’s proved property impairments as of March 31, 2020 were calculated on a basis consistent with assumptions used to value the Company’s reserves as previously disclosed in Apache’s Annual Report on Form 10-K for December 31, 2019.
The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved properties:

	For the Quarter Ended March 31,
	2020	2019
	(In millions)
Proved Properties:
U.S.	$3,938	$—
Egypt	354	—
North Sea	7	—
Total Proved	$4,299	$—
Unproved Properties:
U.S.	$17	$21
Egypt	2	2
Total Unproved	$19	$23

Proved properties impaired during the first quarter of 2020 had aggregate fair values as of March 31, 2020 of $1.9 billion.

On the statement of consolidated operations, unproved leasehold impairments are typically recorded as a component of “Exploration” expense. Gains and losses on divestitures of the Company’s oil and gas properties are recognized in the statement of consolidated operations upon closing of the transaction. See Note 2—Acquisitions and Divestitures for more detail.
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
As discussed under “Fair Value Measurements” above, Apache assessed its long-lived infrastructure assets for impairment and recorded an impairment of $68 million on its GPT assets in Egypt. The fair values of the impaired assets were determined to be $46 million and were estimated using the income approach. The income approach considered internal estimates based on future throughput volumes from applicable development concessions in Egypt and estimated costs to operate. These assumptions were applied based on throughput assumptions developed in relation to the oil and gas proved property impairment assessment as discussed above to develop future cash flow projections that were then discounted to estimated fair value, using a 10 percent discount rate believed to be consistent with that which would be applied by market participants. Apache has classified these non-recurring fair value measurements as Level 3 in the fair value hierarchy.
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the three months ended March 31, 2020 and 2019. Prior periods include the reclassification of $24 million from “Other, net” to “Purchased oil and gas sales,” both within “Revenues and Other” and the associated $22 million purchased oil and gas costs from “Other, net” within “Revenues and Other” to “Purchased oil and gas costs” within “Operating Expenses” on the Company’s consolidated statement of operations to conform to the current-year presentation.
Upstream
The Company’s upstream oil and gas segments primarily generate revenue from contracts with customers from the sale of its crude oil, natural gas, and natural gas liquids (NGLs) production volumes. Because the Company’s production fluctuates with potential operational issues, it is occasionally necessary to purchase third-party oil and gas to fulfill sales obligations and commitments. Sales proceeds related to third-party oil and gas purchases are also classified as revenue from customers. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Company. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Company’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
Oil and gas production revenues from non-customer totaled $48 million and $119 million in the first quarter of 2020 and 2019, respectively, and represents income taxes paid to the Arab Republic of Egypt by Egyptian General Petroleum Corporation on behalf of the Company. Revenue and associated expenses related to such tax volumes are recorded as “Oil, natural gas, and natural gas liquids production revenues” and “Current income tax provision,” respectively, in the Company’s statement of consolidated operations. Refer to Note 14—Business Segment Information for a disaggregation of revenue by product and reporting segment.
Midstream
The Company’s Altus segment generates revenue from contracts with its customer from its gathering, compression, processing, and transmission services provided on Apache’s natural gas and natural gas liquid production volumes. Under these long-term commercial service contracts, providing the related service represents a single, distinct performance obligation on behalf of Altus that is satisfied over time. In accordance with the terms of these agreements, Altus receives a fixed fee for each contract year, subject to yearly fee escalation recalculations. Revenue is measured using the output method and recognized in the amount to which Altus has the right to invoice, as performance completed to date corresponds directly with the value to its customers. For the periods presented, midstream segment revenues were primarily attributable to sales between Altus and Apache. All midstream revenues between Apache and Altus are fully eliminated upon consolidation.

Payment Terms and Contract Balances
Payment terms under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. Receivables from contracts with customers, net of allowance for credit losses, totaled $715 million and $945 million as of March 31, 2020 and December 31, 2019, respectively.
In accordance with the provisions of ASC 606, “Revenue from Contracts with Customers,” variable market prices for each short-term commodity sale are allocated entirely to each performance obligation as the terms of payment relate specifically to the Company’s efforts to satisfy its obligations. As such, we have elected the practical expedients available under the standard to not disclose the aggregate transaction price allocated to unsatisfied, or partially unsatisfied, performance obligations as of the end of the reporting period.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at amortized cost net of an allowance for credit losses. The Company routinely assesses the collectability of its financial assets measured at amortized cost. In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments-Credit Losses.” The standard changes the impairment model for trade receivables, held-to-maturity debt securities, net investments in leases, loans, and other financial assets measured at amortized cost. This ASU requires the use of a new forward-looking “expected loss” model compared to the current “incurred loss” model, resulting in accelerated recognition of credit losses. Apache adopted this update in the first quarter of 2020. This ASU primarily applies to the Company’s accounts receivable, of which the majority are due within 30 days. The Company monitors the credit quality of its counterparties through review of collections, credit ratings, and other analyses. The Company develops its estimated allowance for credit losses primarily using an aging method and analyses of historical loss rates as well as consideration of current and future conditions that could impact its counterparties’ credit quality and liquidity. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.
Transaction, Reorganization, and Separation (TRS)
Apache recorded $27 million and $4 million of TRS costs during the first quarters of 2020 and 2019, respectively. TRS costs incurred in the first quarter of 2020 relate to $25 million of separation costs associated with the Company’s reorganization and $2 million for consulting fees on various transactions during the quarter.
In recent years, the Company has streamlined its portfolio through strategic divestitures and began centralizing certain operational activities in an effort to capture greater efficiencies and cost savings through shared services. During the second half of 2019, management initiated a comprehensive redesign of Apache’s organizational structure and operations. Initial reorganizational efforts were substantially completed for the technical functions by the end of the first quarter and changes for the corporate support functions will be ongoing through most of 2020. Apache has incurred a cumulative total of $53 million of reorganization costs through March 31, 2020, of which $27 million was paid in the first quarter. The remaining liability will be paid throughout 2020. The Company expects to incur an estimated $10 million to $20 million of additional expenses associated with this reorganization throughout the remainder of 2020 for anticipated severance, relocation, and similar costs.

2.	ACQUISITIONS AND DIVESTITURES
2020 Activity
During the first quarter of 2020, Apache completed leasehold and property acquisitions for total cash consideration of $1 million, primarily in its U.S. onshore regions. During the first quarter, the Company also completed the sale of certain non-core assets and leasehold, primarily in the Permian Basin, in multiple transactions for total cash proceeds of $45 million. The Company recognized a gain of approximately $6 million upon closing of these transactions.
Suriname Joint Venture Agreement
In December 2019, Apache entered into a joint venture agreement with Total S.A. to explore and develop Block 58 offshore Suriname. Under the terms of the agreement, Apache and Total S.A. each hold a 50 percent working interest in Block 58. Apache operated the drilling of the first two wells, the Maka Central-1 and Sapakara West-1, and is also operating the drilling of the Kwaskwasi-1 and the expected fourth exploration well in the block. Operatorship will subsequently transfer to Total. In connection with the agreement, Apache received $100 million from Total S.A. upon closing in the fourth quarter of 2019 and $79 million upon satisfying certain closing conditions in the first quarter of 2020 for reimbursement of 50 percent of all costs incurred on Block 58 as of December 31, 2019. All proceeds were applied against the carrying value of the Company’s Suriname properties and associated inventory. The Company recognized a $19 million gain in the first quarter of 2020 associated with the transaction.

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
3.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $127 million and $141 million at March 31, 2020 and December 31, 2019, respectively. The decrease is primarily attributable to the joint venture agreement with Total S.A. which reduced Apache’s ownership interest in Suriname to 50 percent, the successful transfer of well costs, and dry hole write-offs, partially offset by additional drilling activity. Dry hole expenses from suspended exploratory well costs previously capitalized for greater than one year at December 31, 2019 totaled $14 million during the three months ended March 31, 2020. Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether proved reserves can be attributed to these projects.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2020, Apache had derivative positions with 12 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from changes in commodity prices, currency exchange rates, or interest rates.
Derivative Instruments
Commodity Derivative Instruments
As of March 31, 2020, Apache had the following open crude oil derivative positions:

		Fixed Price Swaps
Production Period	Settlement Index	Mbbls	Weighted Average Fixed Price
April—June 2020	NYMEX WTI	7,917	$25.84
July—September 2020	NYMEX WTI	2,208	$26.65
April—June 2020	Dated Brent	5,597	$27.45
July—September 2020	Dated Brent	2,300	$29.75

		Collars
Production Period	Settlement Index	Mbbls	Weighted Average Floor Sold Price	Weighted Average Floor Purchased Price	Weighted Average Ceiling Price
July—September 2020	NYMEX WTI	2,208	$20.00	$25.00	$38.83
October—December 2020	NYMEX WTI	1,748	$15.00	$20.00	$45.55
July—September 2020	Dated Brent	874	$20.00	$25.00	$43.66
October—December 2020	Dated Brent	1,518	$15.00	$20.00	$51.63
As of March 31, 2020, Apache had the following open crude oil financial basis swap contracts:

Production Period	Settlement Index	Mbbls	Weighted Average Price Differential
April—December 2020	Midland-WTI/Cushing-WTI	19,835	$(2.10)

Foreign Currency Derivative Instruments
Apache has open foreign currency costless collar contracts in GBP/USD for £13.5 million per month for the calendar year 2020 with a weighted average floor and ceiling price of $1.26 and $1.38, respectively.
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
Pipeline Capacity Embedded Derivatives
During the fourth quarter of 2019 and first quarter of 2020, Apache entered into separate agreements to assign a portion of its contracted capacity under an existing transportation agreement to third parties. Embedded in these agreements are arrangements under which Apache has the potential to receive payments calculated based on pricing differentials between Houston Ship Channel and Waha during calendar years 2020 and 2021. These features require bifurcation and measurement of the change in market values for each period. Unrealized gains or losses in the fair value of these features are recorded as “Derivative instrument losses, net” under “Revenues and Other” in the statement of consolidated operations. Any proceeds received will be deferred and reflected in income over the original tenure of the transportation agreements.

Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
March 31, 2020
Assets:
Commodity Derivative Instruments	$—	$28	$—	$28	$(4)	$24
Liabilities:
Commodity Derivative Instruments	—	11	—	11	(4)	7
Pipeline Capacity Embedded Derivatives	—	45	—	45	—	45
Foreign Currency Derivative Instruments	—	4	—	4	—	4
Preferred Units Embedded Derivative	—	—	165	165	—	165
December 31, 2019
Assets:
Pipeline Capacity Embedded Derivative	$—	$8	$—	$8	$—	$8
Foreign Currency Derivative Instruments	—	1	—	1	—	1
Liabilities:
Preferred Units Embedded Derivative	—	—	103	103	—	103

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.
The fair values of the Company’s derivative instruments and pipeline capacity embedded derivatives are not actively quoted in the open market. The Company primarily uses a market approach to estimate the fair values of these derivatives on a recurring basis, utilizing futures pricing for the underlying positions provided by a reputable third party, a Level 2 fair value measurement.
The fair value of the Preferred Units embedded derivative, a Level 3 fair value measurement, was based on numerous factors including expected future interest rates using the Black-Karasinski model, the imputed interest rate of Altus, the timing of periodic cash distributions, and dividend yields of the Preferred Units. Increases or decreases in interest rates would result in a higher/lower fair value measurement.
As of the March 31, 2020 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range/Value
	(In millions)
Preferred Units Embedded Derivative	$165	Option Model	Altus’ Imputed Interest Rate	19.17-26.02%
			Interest Rate Volatility	33.22%

The comparative imputed interest rate of Altus at December 31, 2019 ranged from 9.60 percent to 12.68 percent, with an interest rate volatility assumption of 21.89 percent. A one percent change in the imputed interest rate or interest rate volatility assumptions would not significantly change the value of the embedded derivative as of March 31, 2020.

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

	March 31, 2020	December 31, 2019
	(In millions)
Current Assets: Other current assets	$24	$2
Other Assets: Deferred charges and other	—	7
Total Assets	$24	$9

Current Liabilities: Other current liabilities	$54	$—
Deferred Credits and Other Noncurrent Liabilities: Other	167	103
Total Liabilities	$221	$103
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended March 31,
	2020	2019
	(In millions)
Derivative settlements, realized gain	$—	$15
Unrealized loss	(103)	(45)
Derivative instrument losses, net	$(103)	$(30)

Derivative instrument gains and losses are recorded in “Derivative instrument losses, net” under “Revenues and Other” in the Company’s statement of consolidated operations. Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations are reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument losses, net” in “Adjustments to reconcile net loss to net cash provided by operating activities.”

5.	OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In millions)
Inventories	$452	$502
Drilling advances	112	92
Prepaid assets and other	78	58
Total Other current assets	$642	$652

6.	EQUITY METHOD INTERESTS
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

	Interest	March 31, 2020	December 31, 2019
		(In millions)
Gulf Coast Express Pipeline LLC	16.0%	$289	$291
EPIC Crude Holdings, LP	15.0%	176	163
Permian Highway Pipeline LLC	26.7%	381	311
Shin Oak Pipeline (Breviloba, LLC)	33.0%	491	493
		$1,337	$1,258

As of March 31, 2020 and December 31, 2019, unamortized basis differences included in the equity method interest balances were $33 million and $30 million, respectively. These amounts represent differences in contributions to date and Altus’ underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences are amortized into net income over the useful lives of the underlying pipeline assets when they are placed into service.
The following table presents the activity in Altus’ equity method interests for the three months ended March 31, 2020:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Total
	(In millions)
Balance at December 31, 2019	$291	$163	$311	$493	$1,258
Capital contributions	1	15	67	—	83
Distributions	(13)	—	—	(9)	(22)
Capitalized interest	—	—	3	—	3
Equity income (loss), net	10	(1)	—	7	16
Accumulated other comprehensive loss	—	(1)	—	—	(1)
Balance at March 31, 2020	$289	$176	$381	$491	$1,337

Summarized Combined Financial Information
The following presents summarized information of combined statement of operations for Altus’ equity method interests (on a 100 percent basis):

	For the Quarter Ended March 31,
	2020	2019(1)
	(In millions)
Operating revenues	$176	$12
Operating expenses	90	8
Operating income	86	4
Net income	77	—
Other comprehensive loss	(8)	—

(1)	The financial results for all equity method interests are presented for the three months ended March 31, 2019 for comparability.

7.	OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In millions)
Accrued operating expenses	$143	$143
Accrued exploration and development	285	319
Accrued gathering, processing, and transmission - Altus	5	17
Accrued compensation and benefits	72	212
Accrued interest	111	135
Accrued income taxes	42	51
Current asset retirement obligation	47	47
Current operating lease liability	134	169
Other	114	56
Total Other current liabilities	$953	$1,149

8.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the three-month period ended March 31, 2020:

(In millions)
Asset retirement obligation at December 31, 2019	$1,858
Liabilities incurred	8
Liabilities settled	(12)
Liabilities divested	(20)
Accretion expense	27
Asset retirement obligation at March 31, 2020	1,861
Less current portion	(47)
Asset retirement obligation, long-term	$1,814

9.	INCOME TAXES
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
During the first quarter of 2020, Apache’s effective income tax rate was primarily impacted by oil and gas asset impairments and a goodwill impairment recognized during the period. Both the 2020 and 2019 effective income tax rates were also impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets.
In the first quarter of 2020, the Company early adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The Company’s early adoption of ASU 2019-12 during the quarter ended March 31, 2020 using the prospective transition approach did not result in a material impact on the consolidated financial statements.
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

10.	DEBT AND FINANCING COSTS
The following table presents the carrying value of the Company’s debt:

	March 31, 2020	December 31, 2019
	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$8,217	$8,217
Altus credit facility(2)	468	396
Apache credit facility(2)	250	—
Finance lease obligations	39	48
Unamortized discount	(42)	(42)
Debt issuance costs	(52)	(53)
Total debt	8,880	8,566
Current maturities	(544)	(11)
Long-term debt	$8,336	$8,555

(1)
The fair values of the Company’s notes and debentures were $4.3 billion and $8.4 billion as of March 31, 2020 and December 31, 2019, respectively. Apache uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).

(2)	The carrying amount of borrowings on credit facilities approximates fair value because the interest rates are variable and reflective of market rates.
As of March 31, 2020, current debt included $292 million, net of discount, of 3.625% senior notes due February 1, 2021, $250 million of borrowings on Apache’s revolving credit facility, and $2 million of finance lease obligations. As of December 31, 2019, current debt included $11 million of finance lease obligations.
In March 2018, the Company entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of March 31, 2020. The facility is for general corporate purposes, and committed borrowing capacity fully supports Apache’s commercial paper program. As of March 31, 2020, there were $250 million of borrowings and no letters of credit outstanding under this facility. As of December 31, 2019, there were no borrowings or letters of credit outstanding under this facility. In April 2020, an aggregate £641 million in letters of credit were issued under this facility to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced the Company’s credit rating from BBB to BB+ on March 26, 2020.
The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of March 31, 2020 and December 31, 2019, the Company had no commercial paper outstanding.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of March 31, 2020 and December 31, 2019, there were $468 million and $396 million, respectively, of borrowings outstanding under this facility. As of March 31, 2020 and December 31, 2019, there were no letters of credit outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache or any of Apache’s other subsidiaries.

Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended March 31,
	2020	2019
	(In millions)
Interest expense	$107	$107
Amortization of debt issuance costs	2	2
Capitalized interest	(4)	(8)
Interest income	(2)	(4)
Financing costs, net	$103	$97

11.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of March 31, 2020, the Company has an accrued liability of approximately $21 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on Legal Matters described below, please see Note 11—Commitments and Contingencies to the consolidated financial statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Argentine Environmental Claims and Argentina Tariff
No material change in the status of the YPF Sociedad Anónima and Pioneer Natural Resources Company indemnities matter has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Louisiana Restoration
As more fully described in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including Apache, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to its original condition, regardless of the value of the underlying property. From time to time, restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While an adverse judgment against the Company is possible, the Company intends to actively defend these lawsuits and claims.
Starting in November of 2013 and continuing into 2020, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including Apache. These cases were all removed to federal courts in Louisiana. Some of the cases have been remanded to state court with the remand orders being appealed. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While an adverse judgment against the Company might be possible, the Company intends to vigorously oppose these claims.
No other material change in the status of these matters has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The Court entered final judgment in favor of the Company, ruling that the plaintiffs take nothing by their claims and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit. The plaintiffs have appealed. No other material change in the status of this matter has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Canadian Operations Divestiture Dispute
Pursuant to a Sale and Purchase Agreement dated July 6, 2017 (Paramount SPA), the Company and its subsidiaries divested their remaining Canadian operations to Paramount Resources LTD (Paramount). Closing occurred on August 16, 2017. On September 11, 2019, four ex-employees of Apache Canada on behalf of themselves and individuals employed by Apache Canada LTD on July 6, 2017, filed an Amended Statement of Claim in a matter styled Stephen Flesch et. al. v Apache Corporation et. al., No. 1901-09160 Court of Queen’s Bench of Alberta against the Company and others seeking class certification and a finding that the Paramount SPA amounted to a Change of Control of the Company, entitling them to accelerated vesting under the Company’s equity plans. In the suit, the purported class seeks approximately $60 million USD and punitive damages. All cases have been stayed pending appellate review by the 9th Circuit Court of Appeals. The Company believes that Plaintiffs’ claims lack merit and will not have a material adverse effect on the Company’s financial position, results of operation, or liquidity.
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
Castex Lawsuit
In a case styled Apache Corporation v. Castex Offshore, Inc, et. al., Cause No. 2015-48580, in the 113th Judicial District Court of Harris County, Texas, Castex filed claims for alleged damages of approximately $200 million, relating to overspend on the Belle Isle Gas Facility upgrade, and the drilling of five sidetracks on the Potomac #3 well. After a jury trial, a verdict of approximately $60 million, plus fees, costs, and interest was entered against the Company. The Company is appealing.
Oklahoma Class Actions
Apache is a party to two class actions in Oklahoma styled Bigie Lee Rhea v. Apache Corporation, Case No. 6:14-cv-00433-JH, and Albert Steven Allen v. Apache Corporation, Case No. CJ-2019-00219. The Rhea case has been certified, and Apache’s appeal of the certification was recently denied. The case includes a class of royalty owners seeking damages in excess of $200 million for alleged breach of the implied covenant to market relating to post-production deductions and alleged NGL uplift value. The Allen case has not been certified and seeks to represent a group of owners who have allegedly received late payments under

Oklahoma statutes. The amount of this claim is not yet reasonably determinable. While adverse judgments against the Company are possible, the Company intends to vigorously defend these lawsuits and claims.
Environmental Matters
As of March 31, 2020, the Company had an undiscounted reserve for environmental remediation of approximately $2 million. The Company is not aware of any environmental claims existing as of March 31, 2020 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

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
Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. Altus bifurcated and recognized at fair value an embedded derivative related to the Preferred Units at inception of $94 million for a redemption option of the Preferred Unit holders. The derivative is reflected in “Other” within “Deferred Credits and Other Noncurrent Liabilities” on the Company’s consolidated balance sheet at its current fair value of $165 million. The fair value of the embedded derivative, a Level 3 fair value measurement, was based on numerous factors including expected future interest rates using the Black-Karasinski model, imputed interest rate of Altus, the timing of periodic cash distributions, and dividend yields of the Preferred Units. See Note 4—Derivative Instruments and Hedging Activities for more detail.
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

Activity related to the Preferred Units during the three months ended March 31, 2020 is as follows:

	Units Outstanding	Financial Position(2)
	(In millions, except unit data)
Redeemable noncontrolling interest - Altus Preferred Unit Limited Partners: at December 31, 2019	638,163	$555
Distribution of in-kind additional Preferred Units(1)	11,168	—
Allocation of Altus Midstream LP net income	N/A	18
Redeemable noncontrolling interest - Altus Preferred Unit Limited Partners: at March 31, 2020	649,331	573
Preferred Units embedded derivative		165
		$738

(1)
Subsequent to the balance sheet date, Altus Midstream LP provided notice to the Preferred Unit holders of record at March 31, 2020 of the amount of the distribution on the Preferred Units for the quarter ended March 31, 2020. The holders also were notified that Altus Midstream LP elected to pay the entire amount of the approximate $11 million distribution in-kind in additional Preferred Units (PIK Units) on May 15, 2020. In total, 11,363 PIK Units will be issued in satisfaction of the required distribution.

(2)	As at March 31, 2020, the aggregate Redemption Price was $682 million, based on an internal rate of return of 11.5 percent.
N/A - not applicable.

13.	CAPITAL STOCK
Net Loss per Common Share
A reconciliation of the components of basic and diluted net loss per common share for the periods presented in the consolidated financial statements is shown in the table below.

	For the Quarter Ended March 31,
	2020			2019
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Loss attributable to common stock	$(4,480)	378	$(11.86)	$(47)	376	$(0.12)
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	—	$—
Diluted:
Loss attributable to common stock	$(4,480)	378	$(11.86)	$(47)	376	$(0.12)

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 5.5 million for each of the quarters ended March 31, 2020 and 2019. The impact to net loss attributable to common stock on an assumed conversion of the redeemable noncontrolling Preferred Units interests in Altus Midstream LP were anti-dilutive for the quarter ended March 31, 2020.
Common Stock Dividends
For each of the quarters ended March 31, 2020 and 2019, Apache paid $94 million in dividends on its common stock. In the first quarter of 2020, Apache’s Board of Directors approved a reduction in the Company’s quarterly dividend per share from $0.25 to $0.025, effective for all dividends payable after March 12, 2020.
Stock Repurchase Program
In 2013 and 2014, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through March 31, 2020, had repurchased a total of 40 million shares at an average price of $79.18 per share. During the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares and did not purchase any shares during the three months ended March 31, 2020.

14.	BUSINESS SEGMENT INFORMATION
As of March 31, 2020, Apache is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. Apache also has exploration interests in Suriname and other international locations that may, over time, result in reportable discoveries and development opportunities. Apache’s Upstream business explores for, develops, and produces natural gas, crude oil and natural gas liquids. Apache’s midstream business is operated by Altus, which owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas, anchored by midstream service contracts to Apache’s production from its Alpine High resource play. Additionally, Altus owns equity interests in a total of four Permian Basin pipelines that will access various points along the Texas Gulf Coast, providing it with fully integrated, wellhead-to-water connectivity. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Quarter Ended March 31, 2020
Revenues:
Oil revenues	$333	$271	$428	$—	$—	$1,032
Natural gas revenues	65	19	39	—	—	123
Natural gas liquids revenues	3	7	71	—	—	81
Oil, natural gas, and natural gas liquids production revenues	401	297	538	—	—	1,236
Purchased oil and gas sales	—	—	108	—	—	108
Midstream service affiliate revenues	—	—	—	41	(41)	—
	401	297	646	41	(41)	1,344
Operating Expenses:
Lease operating expenses	112	81	143	—	(1)	335
Gathering, processing, and transmission	10	16	74	11	(40)	71
Purchased oil and gas costs	—	—	86	—	—	86
Taxes other than income	—	—	30	3	—	33
Exploration	18	2	35	—	2	57
Depreciation, depletion, and amortization	161	109	293	3	—	566
Asset retirement obligation accretion	—	18	8	1	—	27
Impairments	509	7	3,956	—	—	4,472
	810	233	4,625	18	(39)	5,647
Operating Income (Loss)(3)	$(409)	$64	$(3,979)	$23	$(2)	(4,303)
Other Income (Expense):
Derivative instrument losses, net						(103)
Gain on divestitures, net						25
Other, net						13
General and administrative						(68)
Transaction, reorganization, and separation						(27)
Financing costs, net						(103)
Loss Before Income Taxes						$(4,566)

Total Assets(4)	$3,151	$2,366	$6,225	$1,574	$75	$13,391

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Quarter Ended March 31, 2019
Revenues:
Oil revenues	$514	$300	$496	$—	$—	$1,310
Natural gas revenues	81	32	123	—	—	236
Natural gas liquids revenues	4	6	98	—	—	108
Oil, natural gas, and natural gas liquids production revenues	599	338	717	—	—	1,654
Purchased oil and gas sales	—	—	24	—	—	24
Midstream service affiliate revenues	—	—	—	34	(34)	—
	599	338	741	34	(34)	1,678
Operating Expenses:
Lease operating expenses	118	72	176	—	(1)	365
Gathering, processing, and transmission	12	12	81	16	(33)	88
Purchased oil and gas costs	—	—	22	—	—	22
Taxes other than income	—	—	48	3	—	51
Exploration	32	1	33	—	3	69
Depreciation, depletion, and amortization	188	99	352	7	—	646
Asset retirement obligation accretion	—	19	8	—	—	27
	350	203	720	26	(31)	1,268
Operating Income (Loss)(3)	$249	$135	$21	$8	$(3)	410
Other Income (Expense):
Derivative instrument losses, net						(30)
Gain on divestitures, net						3
Other, net						6
General and administrative						(123)
Transaction, reorganization, and separation						(4)
Financing costs, net						(97)
Income Before Income Taxes						$165

Total Assets(4)	$4,065	$2,601	$13,205	$1,825	$55	$21,751

(1)	Includes revenue from non-customer of:

	For the Quarter Ended March 31,
	2020	2019
	(In millions)
Oil	$45	$107
Natural gas	3	11
Natural gas liquids	—	1

(2)	Includes a noncontrolling interest in Egypt and Altus.

(3)
The operating income (loss) of U.S., Egypt, and North Sea includes leasehold and other asset impairments totaling $4.0 billion, $511 million, and $7 million, respectively, for the first quarter of 2020. The operating income of U.S. and North Sea includes leasehold and unproved impairments totaling $21 million and $2 million, respectively, for the first quarter of 2019.

(4)	Intercompany balances are excluded from total assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to Apache Corporation (Apache or the Company) and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q, as well as the Company’s consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Overview
Apache Corporation, a Delaware corporation formed in 1954, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids (NGLs). The Company’s upstream business currently has exploration and production operations in three geographic areas: the United States (U.S.), Egypt, and offshore the United Kingdom (U.K.) in the North Sea (North Sea). Apache also has exploration interests in Suriname and other international locations that may, over time, result in reportable discoveries and development opportunities. Apache’s midstream business is operated by Altus Midstream Company through its subsidiary Altus Midstream LP (collectively, Altus). Altus owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas. Additionally, Altus owns equity interests in a total of four Permian Basin pipelines that will access various points along the Texas Gulf Coast, providing it with fully integrated, wellhead-to-water connectivity.
Apache’s mission is to grow in an innovative, safe, environmentally responsible, and profitable manner for the long-term benefit of its stakeholders. Apache is focused on rigorous portfolio management, disciplined financial structure, and optimization of returns.
The global economy and the energy industry have been deeply impacted by the effects of the coronavirus disease 2019 (COVID-19) pandemic and related governmental actions in the first quarter of 2020. The impacts to oil supply and demand resulted in historic oil price declines. As with previous changes in a volatile price environment, Apache responded quickly and decisively, taking the following actions:

•
Established primary initiatives to prioritize the health and safety of the Company’s employees and communities in which Apache operates, including closing offices, implementing work-from-home processes and stringent operational protocols, and initiating contingency plans to ensure continuity in the event of a more sustained impact.

•
Announced a reduction of $650 million, or 54 percent, from the midpoint of the Company’s 2020 upstream capital budget. This reduction included eliminating all U.S. drilling and completion activity and reducing planned activity in Egypt and the North Sea.

•	Decreased its dividend by 90 percent, preserving approximately $340 million of cash flow on an annualized basis and strengthening liquidity.

•
Further protected cash flows from further downside price dislocation by entering into a substantial hedge position, primarily surrounding second and third quarter production, as the Company believes these time periods will have higher volatility risk.

•
Implemented deeper cost cutting measures, increasing annual targeted cost reductions from $150 million to $300 million as part of Apache’s previously announced corporate redesign and organizational initiatives.

•
Conducted and continues to conduct thorough price sensitivity analysis and operational evaluation of producing wells across its portfolio that allows for a methodical and integrated approach to production shut-ins and curtailments with a focus on preserving cash flows in a distressed price environment and protecting the Company’s assets.

The above actions were difficult but necessary to preserve liquidity and provide sufficient capacity to bridge to a more sustainable and profitable price environment. The Company is committed to its longer-term objectives, which still hold true despite the current environment, to maintain a balanced asset portfolio, invest for long-term returns over production growth, and budget conservatively to generate free cash flow that can be directed on a priority basis to debt reduction.
Apache closely monitors hydrocarbon pricing fundamentals and will reallocate capital as part of its ongoing planning process. For additional detail on the Company’s forward capital investment outlook, refer to “Capital and Operational Outlook” below.

Given the recent economic downturn and current forecasts, Apache reported a first quarter loss of $4.5 billion, or $11.86 per common share, compared to a loss of $47 million, or $0.12 per common share, in the first quarter of 2019. The decrease in net income compared to the prior-year quarter is primarily the result of lower commodity price realizations driving 25 percent lower production revenues and the recognition of asset impairments of $4.5 billion primarily related to proved properties in the Company’s U.S. Permian Basin.
Daily production in the first quarter of 2020 averaged 468 thousand barrels of oil equivalent per day (Mboe/d), a decrease of seven percent from the comparative prior-year quarter driven primarily by the Company’s divestiture of non-core, gas-weighted assets in the Oklahoma and Texas panhandle areas and natural decline in Egypt. The Company generated $502 million of cash from operating activities during the quarter, a decrease of 16 percent from the first quarter of 2019 driven by lower revenues. Apache ended the quarter with $428 million of cash.
Operational Highlights
Key operational highlights for the quarter include:
United States

•
First quarter equivalent production from the Permian region, which accounts for 97 percent of Apache’s total U.S. production, increased 10 percent from the first quarter of 2019 driven by the success of the Midland Basin oil-focused drilling program. In response to commodity price weakness, Apache reduced activity in the region, averaging 7 rigs and completing 24 gross operated wells during the first quarter of 2020 compared to 14 average rigs and 39 gross operated wells in the prior-year quarter. The Company is eliminating all U.S. drilling and completion activity in the U.S. as part of its revised 2020 capital budget.

International

•
The Egypt region’s gross equivalent production decreased 11 percent, and net production decreased 20 percent from the first quarter of 2019, primarily a result of natural decline and fewer wells brought on-line during the period. The region continues to build and enhance its robust drilling inventory, supplemented with recent seismic acquisitions and new play concept evaluations, on both new and existing acreage.

•
The North Sea region averaged 2 rigs and drilled 4 gross development wells during the first quarter of 2020. The region’s daily production increased four percent from the first quarter 2019, primarily the result of its second well at the Garten field, which came on-line in the first quarter of 2020.

•
In April 2020, Apache announced a significant oil discovery at the Sapakara West-1 well drilled offshore Suriname on Block 58. This follows the January 2020 announcement of a discovery at the Maka Central-1 well, for which appraisal plans are ongoing. Sapakara West-1 was drilled to a depth of approximately 6,300 meters (20,700 feet) and successfully tested for the presence of hydrocarbons in multiple stacked targets in the upper Cretaceous-aged Campanian and Santonian intervals. The Company is currently drilling a third well at the Kwaskwasi prospect and expects to drill a fourth exploration well in the block. Apache holds a 50 percent working interest in Block 58.

Results of Operations
Oil and Gas Revenues
Apache’s oil and gas revenues by region and each region’s percent contribution to revenues are as follows:

	For the Quarter Ended March 31,
	2020		2019
	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Oil Revenues:
United States	$428	41%	$496	38%
Egypt(1)	333	33%	514	39%
North Sea	271	26%	300	23%
Total(1)	$1,032	100%	$1,310	100%
Natural Gas Revenues:
United States	$39	32%	$123	52%
Egypt(1)	65	53%	81	34%
North Sea	19	15%	32	14%
Total(1)	$123	100%	$236	100%
Natural Gas Liquids (NGL) Revenues:
United States	$71	88%	$98	91%
Egypt(1)	3	4%	4	4%
North Sea	7	8%	6	5%
Total(1)	$81	100%	$108	100%
Oil and Gas Revenues:
United States	$538	44%	$717	43%
Egypt(1)	401	32%	599	36%
North Sea	297	24%	338	21%
Total(1)	$1,236	100%	$1,654	100%

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The following table presents production volumes by region:

	For the Quarter Ended March 31,
	2020	Increase (Decrease)	2019
Oil Volume – b/d
United States	101,614	(7)%	108,778
Egypt(1)(2)	73,178	(20)%	91,616
North Sea	55,262	1%	54,528
Total	230,054	(10)%	254,922
Natural Gas Volume – Mcf/d
United States	597,842	(20)%	744,307
Egypt(1)(2)	254,579	(19)%	315,508
North Sea	67,278	18%	56,892
Total	919,699	(18)%	1,116,707
NGL Volume – b/d
United States	81,381	38%	58,864
Egypt(1)(2)	918	(20)%	1,150
North Sea	2,135	17%	1,823
Total	84,434	37%	61,837
BOE per day(3)
United States	282,636	(3)%	291,693
Egypt(1)(2)	116,525	(20)%	145,351
North Sea(4)	68,610	4%	65,833
Total	467,771	(7)%	502,877

(1)	Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended March 31,
	2020	2019
Oil (b/d)	183,627	203,985
Natural Gas (Mcf/d)	655,410	755,715
NGL (b/d)	1,782	2,065

(2)	Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended March 31,
	2020	2019
Oil (b/d)	24,598	30,554
Natural Gas (Mcf/d)	85,672	105,412
NGL (b/d)	306	383

(3)
The table shows production on a barrel of oil equivalent basis (boe) in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

(4)
Average sales volumes from the North Sea for the first quarter of 2020 and 2019 were 73,270 boe/d and 63,176 boe/d, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing
The following table presents pricing information by region:

	For the Quarter Ended March 31,
	2020	Increase (Decrease)	2019
Average Oil Price - Per barrel
United States	$46.32	(9)%	$50.70
Egypt	49.97	(20)%	62.35
North Sea	49.66	(23)%	64.15
Total	48.31	(16)%	57.70
Average Natural Gas Price - Per Mcf
United States	$0.70	(62)%	$1.83
Egypt	2.83	(1)%	2.85
North Sea	3.17	(49)%	6.24
Total	1.47	(37)%	2.34
Average NGL Price - Per barrel
United States	$9.59	(48)%	$18.47
Egypt	31.70	(16)%	37.66
North Sea	36.53	(10)%	40.60
Total	10.51	(46)%	19.49
First-Quarter 2020 compared to First-Quarter 2019
Crude Oil Revenues Crude oil revenues for the first quarter of 2020 totaled $1.0 billion, a $278 million decrease from the comparative 2019 quarter. A 16 percent decrease in average realized prices reduced first-quarter 2020 revenues by $213 million compared to the prior-year quarter, while 10 percent lower average daily production decreased revenues by $65 million. Crude oil accounted for 84 percent of oil and gas production revenues and 49 percent of worldwide production in the first quarter of 2020. Crude oil prices realized in the first quarter of 2020 averaged $48.31 per barrel, compared with $57.70 per barrel in the comparative prior-year quarter.
Worldwide oil production decreased 24.9 Mb/d to 230.1 Mb/d in the first quarter of 2020 from the comparative prior-year period, primarily a result of lower gross production due to natural decline, particularly in Egypt, and the sale of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets in the U.S.
Crude oil prices in March 2020 were negatively impacted by the combined shocks in oil supply and demand caused by the COVID-19 pandemic and the associated uncertainty in commodity markets. Market prices for West Texas Intermediate (WTI) crude oil and Brent crude oil collapsed to $20.48 and $22.74, respectively, as of March 31, 2020. Significantly lower oil prices realized at the end of the quarter are expected to extend into future quarters and will substantially decrease associated crude oil revenues. Additionally, the Company is eliminating drilling and completion activities in the U.S. and is performing a methodical and targeted approach to production shut-ins and curtailments with a focus on preserving cash flows. Such ongoing production interruptions will negatively affect future period production volumes in the near term.
Natural Gas Revenues Gas revenues for the first quarter of 2020 totaled $123 million, a $113 million decrease from the comparative 2019 quarter. A 37 percent decrease in average realized prices reduced first-quarter 2020 revenues by $88 million compared to the prior-year quarter, while 18 percent lower average daily production decreased revenues by $25 million. Natural gas accounted for 10 percent of Apache’s oil and gas production revenues and 33 percent of its equivalent production during the first quarter of 2020.
Worldwide natural gas production decreased 197 MMcf/d to 920 MMcf/d in the first quarter of 2020 from the comparative prior-year period, primarily a result of lower gross production due to general decline in Egypt and the sale of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets in the U.S. Future period associated natural gas production is expected to be negatively impacted in the near term with well shut-ins and curtailments in drilling activity in the Company’s Permian region.
NGL Revenues NGL revenues for the first quarter of 2020 totaled $81 million, a $27 million decrease from the comparative 2019 quarter. A 46 percent decrease in average realized prices reduced first-quarter 2020 revenues by $50 million compared to the prior-year quarter, while 37 percent higher average daily production increased revenues by $23 million. NGLs accounted for 6 percent of Apache’s oil and gas production revenues and 18 percent of its equivalent production during the first quarter of 2020.
Worldwide production of NGLs increased 22.6 Mb/d to 84.4 Mb/d in the first quarter of 2020 from the comparative prior-year period, primarily a result of the Alpine High development and cryogenic processing capacity commencing during the second half of 2019, partially offset by a decrease from the sale of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets in the U.S.
Altus Revenues
During the first quarters of 2020 and 2019, midstream services revenues totaling $41 million and $34 million, respectively, were generated through fee-based contractual arrangements with Apache. These affiliated revenues are eliminated upon consolidation. The increase compared to the prior-year quarter was primarily driven by higher throughput of rich natural gas volumes at Alpine High due to increased capacity as a result of three cryogenic processing trains coming on-line during 2019.
Purchased Oil and Gas Sales
Purchased oil and gas sales for the first quarter of 2020 totaled $108 million, an $84 million increase from the prior-year period, and were primarily offset by associated costs totaling $86 million in the quarter.
Operating Expenses
The table below presents a comparison of the Company’s operating expenses. All operating expenses include costs attributable to a noncontrolling interest in Egypt and Altus.

	For the Quarter Ended March 31,
	2020	2019
	(In millions)
Lease operating expenses	$335	$365
Gathering, processing, and transmission	71	88
Purchased oil and gas costs	86	22
Taxes other than income	33	51
Exploration	57	69
General and administrative	68	123
Transaction, reorganization, and separation	27	4
Depreciation, depletion, and amortization:
Oil and gas property and equipment	531	607
GPT assets	20	23
Other assets	15	16
Asset retirement obligation accretion	27	27
Impairments	4,472	—
Financing costs, net	103	97
Lease Operating Expenses (LOE) LOE decreased $30 million, or 8 percent, for the first quarter of 2020 on an absolute dollar basis relative to the comparable period of 2019. On a per-unit basis, LOE decreased 4 percent from $8.12 to $7.79 per boe for the first quarter of 2020 compared to the prior-year period. The decrease in absolute dollar costs is the result of reduced labor costs, fuel costs, and the sale of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets in the U.S.

Gathering, Processing, and Transmission (GPT) GPT expenses include processing and transmission costs paid to third-party carriers and to Altus for Apache’s upstream natural gas production associated with its Alpine High play. GPT expenses also include midstream operating costs incurred by Altus. The following table presents a summary of these expenses:

	For the Quarter Ended March 31,
	2020	2019
	(In millions)
Third-party processing and transmission costs	$60	$72
Midstream service affiliate costs	40	33
Upstream processing and transmission costs	100	105
Midstream operating expenses	11	16
Intersegment eliminations	(40)	(33)
Total Gathering, processing, and transmission	$71	$88
GPT costs decreased $17 million from the first quarter of 2019. Third-party processing and transmission costs decreased $12 million from the first quarter of 2019, primarily driven by a decrease in contracted pricing and the Company’s sale of non-core assets in Oklahoma and Texas. Midstream operating expenses decreased $5 million from the first quarter of 2019, primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to Altus’ centralized Diamond cryogenic complex starting in the second quarter of 2019. The transition resulted in decreases in employee-related costs, contract labor, lower supplies expenses, and lower equipment rentals.
Midstream service affiliate costs increased $7 million from the first quarter of 2019, primarily driven by higher throughput of rich natural gas volumes at Alpine High.
Purchased Oil and Gas Costs Purchased oil and gas costs for the first quarter of 2020 totaled $86 million, an increase of $64 million from the prior-year period, and were more than offset by associated sales totaling $108 million in the quarter.
Taxes other than Income Taxes other than income decreased $18 million from the first quarter of 2019, primarily the result of a decrease in severance taxes on lower commodity prices and the divestiture of the Company’s non-core assets in Oklahoma and Texas.
Exploration Expenses Exploration expenses include unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. The following table presents a summary of exploration expenses:

	For the Quarter Ended March 31,
	2020	2019
	(In millions)
Unproved leasehold impairments	$19	$23
Dry hole expense	24	10
Geological and geophysical expense	3	19
Exploration overhead and other	11	17
Total Exploration	$57	$69
Exploration expenses in the first quarter of 2020 decreased $12 million compared to the prior-year period. Geological and geophysical expense decreased $16 million, and exploration overhead decreased $6 million from the prior-year period, primarily a result of a decrease in exploration activity. Apache drilled 6 and 11 gross exploration wells in the first quarters of 2020 and 2019, respectively. Dry hole expense increased $14 million in the first quarter from the prior-year quarter primarily related to onshore exploration wells in the U.S. and Egypt.
General and Administrative (G&A) Expenses G&A expense for the first quarter decreased $55 million from the first three months of 2019, primarily related to lower cash-based stock compensation expense resulting from a decrease in the Company’s stock price in the first quarter of 2020.
Transaction, Reorganization, and Separation (TRS) Costs TRS costs for the first quarter totaled $27 million, an increase of $23 million from the prior-year period, primarily the result of severance costs associated with the Company’s reorganization announced during the fourth quarter of 2019.

In recent years, the Company has streamlined its portfolio through strategic divestitures and began centralizing certain operational activities in an effort to capture greater efficiencies and cost savings through shared services. During the second half of 2019, management initiated a comprehensive redesign of Apache’s organizational structure and operations that it believes will better position the Company to be competitive for the long-term and further reduce recurring costs. On April 1, 2020, the Company announced annual cost reduction targets for this initiative were increased from $150 million to $300 million in response to oil demand implications stemming from the COVID-19 global pandemic and related governmental action. Initial reorganization efforts were substantially completed for the technical functions by the end of the first quarter of 2020. Changes for the corporate support functions will be ongoing through most of 2020. The Company expects to incur an estimated $10 million to $20 million of additional expenses associated with this reorganization throughout the remainder of 2020 for anticipated severance, relocation, and similar costs.
Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense decreased $76 million compared to the first quarter of 2019. The Company’s oil and gas property DD&A rate decreased $1.13 per boe in the first quarter of 2020 from the prior-year period. The decrease is primarily the result of lower production volumes and lower asset property balances associated with proved property impairments recorded in the fourth quarter of 2019. GPT depreciation decreased $3 million from the first quarter of 2019, primarily the result of impairments recorded to the carrying value of the Altus GPT facilities in the fourth quarter of 2019.
Impairments The Company recorded asset impairments in connection with fair value assessments in the first quarter of 2020 totaling $4.5 billion, including $4.3 billion for oil and gas proved properties in the U.S., Egypt, and North Sea, $68 million impairment of GPT facilities in Egypt, $87 million impairment of goodwill in Egypt, and $18 million of inventory and other miscellaneous assets, including charges for the early termination of a rig rental lease. The Company recorded no asset impairments during the first quarter of 2019. For more information regarding asset impairments, please refer to “Fair Value Measurements,” “Oil and Gas Property,” and “Gathering, Processing, and Transmission Facilities” within Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financing Costs, Net Financing costs incurred during the periods comprised the following:

	For the Quarter Ended March 31,
	2020	2019
	(In millions)
Interest expense	$107	$107
Amortization of debt issuance costs	2	2
Capitalized interest	(4)	(8)
Interest income	(2)	(4)
Financing costs, net	$103	$97
Net financing costs increased $6 million compared with the first quarter of 2019, primarily a result of a $4 million decrease in capitalized interest from lower drilling activity and construction activities at Alpine High.
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
During the first quarter of 2020, Apache’s effective income tax rate was primarily impacted by oil and gas asset impairments and a goodwill impairment recognized during the period. Both the 2020 and 2019 effective income tax rates were also impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets.
Apache recorded a full valuation allowance against its U.S. net deferred tax assets. Apache will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.
Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is currently under Internal Revenue Service audit for the 2014-2017 tax years and is also under audit in various states and foreign jurisdictions as part of its normal course of business.

Capital and Operational Outlook
As the Company evaluates the remainder of 2020 under depressed oil markets and prolonged effects of the COVID-19 pandemic, there are a number of fundamental uncertainties. Key among these concerns is the timing and magnitude of worldwide demand recovery and worldwide supply response.
For Apache, the immediate course of action is to actively reduce its cost structure, protect its balance sheet, and prudently manage operations to preserve cash flow. Under a reduced capital budget for 2020, these actions include:

•	eliminating Permian Basin drilling and completion activity;

•
allocating a portion of the reduced capital spending to Egypt and the North Sea to maintain their capacity to generate cash flow and generally provide better returns than onshore U.S. in lower price environments; and

•	continuing to advance exploratory and appraisal programs in Suriname.
Apache’s diversified global portfolio provides the ability to quickly optimize capital allocation as market conditions change. The current crisis, however, is still evolving and may become more severe and complex. The COVID-19 pandemic may also materially adversely affect Apache’s results in a manner that is either not currently known or that the Company does not currently consider to be a significant risk to its business. For additional information about the business risks relating to the COVID-19 pandemic and related governmental action, please refer to Part II, Item 1A—Risk Factors of this Current Report on Form 10-Q.
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
Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of Apache’s drilling program and its ability to add reserves economically. Changes in commodity prices also impact estimated quantities of proved reserves. In the first three months of 2020, Apache recognized negative reserve revisions of approximately 6 percent of its year-end 2019 estimated proved reserves as a result of lower prices. If prices for the remainder of 2020 were to approximate commodity future prices as of March 31, 2020, Apache would likely report significant additional negative revisions when calculated on a basis consistent with previous reserve disclosures. However, as a result of the substantial uncertainty surrounding economic conditions, such as worldwide supply and demand, future service costs, and other prolonged effects of the COVID-19 pandemic, the Company is unable to estimate any future revisions at this time.
At times, the Company may also elect to utilize available cash on hand, committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for all other liquidity and capital resource needs.
Combined with proactive measures to adjust its capital budget, decrease its dividend, protect further downside price risk through entering into new hedge positions, and reduce its operating cost structure in the current volatile commodity price environment, Apache believes the liquidity and capital resource alternatives available to the Company will be adequate to fund its operations and provide flexibility until commodity prices and industry conditions improve. This includes supporting Apache’s capital development program, repayment of debt maturities, payment of dividends, and any amount that may ultimately be paid in connection with commitments and contingencies.
For additional information, please see Part I, Items 1 and 2, “Business and Properties,” and Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Three Months Ended March 31,
	2020	2019
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$502	$598
Proceeds from commercial paper and credit facility	250	159
Proceeds from Altus credit facility	72	—
Proceeds from sale of oil and gas properties	126	9
Other	—	29
	950	795
Uses of Cash and Cash Equivalents:
Additions to oil and gas property(1)	$511	$729
Additions to Altus gathering, processing, and transmission facilities(1)	19	119
Leasehold and property acquisitions	1	15
Altus equity method interests	83	118
Dividends paid	94	94
Distributions to noncontrolling interest - Egypt	32	107
Other	29	—
	769	1,182
Increase (decrease) in cash and cash equivalents	$181	$(387)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this document, which include accruals.
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
Net cash provided by operating activities for the first three months of 2020 totaled $502 million, a decrease of $96 million from the first three months of 2019. The decrease primarily reflects lower commodity prices compared to the prior-year period.
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
Proceeds from Commercial Paper and Credit Facility During the first quarter of 2020, Apache borrowed $250 million from its credit facility, which is classified as short-term debt as of March 31, 2020. The Company borrowed $159 million in commercial paper during the first quarter of 2019.
Proceeds from Altus Credit Facility The construction of Altus’ gathering and processing assets and the exercise of its options for equity interests in four Permian Basin long-haul pipeline entities required capital expenditures in excess of Altus’ cash on hand and operational cash flows. During the first quarter of 2020, Altus Midstream LP borrowed $72 million under its revolving credit facility. The Company anticipates that Altus Midstream LP will continue to utilize revolving credit facility borrowing capacity in addition to Altus’ cash flow from operating activities to fund its future capital needs associated with its equity method interests.
Asset Divestitures The Company recorded proceeds from non-core asset divestitures totaling $126 million and $9 million in the first three months of 2020 and 2019, respectively. For more information regarding the Company’s acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Uses of Cash and Cash Equivalents
Additions to Oil & Gas Property During the first three months of 2020, exploration and development (E&D) cash expenditures totaled $511 million, compared to $729 million for the first three months of 2019, a reflection of the Company’s efforts to reduce capital spending. Expenditures were allocated across the Company’s portfolio at levels commensurate with cash from operating activities, with a majority of the expenditures being allocated to Apache’s Permian region. Apache operated an average of 21 drilling rigs during the first quarter of 2020 compared to 29 drilling rigs in the prior-year quarter.
Additions to Altus GPT Facilities Apache’s cash expenditures in GPT facilities totaled $19 million and $119 million in the first three months of 2020 and 2019, respectively, nearly all comprising midstream infrastructure expenditures incurred by Altus, which were substantially completed as of December 31, 2019. Altus management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and any potential third-party customers. As such, Altus expects capital requirements for its existing infrastructure assets during 2020 to be primarily related to maintenance of these assets.
Leasehold and Property Acquisitions Apache completed leasehold and property acquisitions for cash totaling $1 million and $15 million during the first three months of 2020 and 2019, respectively.
Altus Equity Method Interests Altus made acquisitions and contributions of $83 million and $118 million in the first three months of 2020 and 2019, respectively, for equity interests in four Permian Basin long-haul pipeline entities and received distributions of $21 million in the first three months of 2020 that are included in net cash provided by operating activities. The Company received no distributions from its equity method interests in the first three months of 2019. For more information regarding the Company’s equity method interests, please see Note 6—Equity Method Interests in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Dividends For each of the three-month periods ended March 31, 2020 and 2019, the Company paid $94 million in dividends on its common stock. In the first quarter of 2020, Apache’s Board of Directors approved a reduction in the Company’s quarterly dividend per share from $0.25 to $0.025, effective for all dividends payable after March 12, 2020.
Egypt Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in Apache’s oil and gas business in Egypt. Apache made cash distributions totaling $32 million and $107 million to Sinopec in the first three months of 2020 and 2019, respectively.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	March 31, 2020	December 31, 2019
	(In millions)
Cash and cash equivalents	$428	$247
Total debt - Apache	8,412	8,170
Total debt - Altus	468	396
Equity (deficit)	(228)	4,465
Available committed borrowing capacity - Apache	3,750	4,000
Available committed borrowing capacity - Altus	332	404
Cash and Cash Equivalents The Company had $428 million in cash and cash equivalents as of March 31, 2020, of which approximately $19 million was held by Altus. The majority of the cash is invested in highly liquid, investment grade instruments with maturities of three months or less at the time of purchase.
Debt As of March 31, 2020, outstanding debt, which consisted of notes, debentures, credit facility borrowings, and finance lease obligations, totaled $8.9 billion. As of March 31, 2020, current debt included $292 million, net of discount, of 3.625% senior notes due February 1, 2021, $250 million of borrowings on Apache’s revolving credit facility, and $2 million of finance lease obligations.
In March 2018, the Company entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of March 31, 2020. The facility is for general corporate purposes, and committed borrowing capacity fully supports Apache’s commercial paper program. The facility has no collateral requirements, is not subject to borrowing base redetermination, and has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. As of March 31, 2020, there were $250 million of borrowings and no letters of credit outstanding under this facility. As of December 31, 2019, there were no borrowings or letters of credit outstanding under this facility. In April 2020, an aggregate £641 million in letters of credit were issued under this facility to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced the Company’s credit rating from BBB to BB+ on March 26, 2020. Any future credit rating downgrades may trigger additional letter of credit postings of approximately $50 million to $100 million to support existing contractual obligations.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of March 31, 2020 and December 31, 2019, there were $468 million and $396 million, respectively, of borrowings outstanding under this facility. As of March 31, 2020 and December 31, 2019, there were no letters of credit outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache or any of Apache’s other subsidiaries.
The Company was in compliance with the terms of its credit facilities as of March 31, 2020.
The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days at competitive interest rates. As of March 31, 2020 and December 31, 2019, the Company had no commercial paper outstanding.
Apache intends to reduce debt outstanding under its indentures from time to time.
Off-Balance Sheet Arrangements Apache enters into customary agreements in the oil and gas industry for drilling rig commitments, firm transportation agreements, and other obligations as described in “Contractual Obligations” in Part II, Item 7 of the Form 10-K for the year ended December 31, 2019. There have been no material changes to the contractual obligations described therein.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. These factors have only been heightened with uncertainty in oil markets being amplified late in the quarter as the negative demand implications of the rapidly spreading COVID-19 pandemic became more apparent. The combined shocks in oil supply and demand resulted in historic oil price declines. The Company continually monitors its market risk exposure, including the impact and developments related to the COVID-19 pandemic, which has introduced significant volatility in the financial markets subsequent to the year ended December 31, 2019.
For the first quarter of 2020, the Company’s average crude oil realizations decreased 16 percent to $48.31 per barrel from $57.70 per barrel in the comparable period of 2019. The Company’s average natural gas price realizations have decreased 37 percent to $1.47 per Mcf in the first quarter of 2020 from $2.34 per Mcf in the comparable period of 2019. The Company’s average NGL realizations have decreased 46 percent to $10.51 per barrel in the first quarter of 2020 from $19.49 per barrel in the comparable period of 2019. These prices are expected to be substantially lower in the second quarter of 2020 given recent events. Based on average daily production for the first quarter of 2020, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $21 million, a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $8 million.
Apache periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. Apache does not hold or issue derivative instruments for trading purposes. As of March 31, 2020, the Company had open oil derivatives not designated as cash flow hedges in an asset position with a fair value of $17 million. A 10 percent increase in oil prices would move the derivatives to a liability position of $51 million, while a 10 percent decrease in prices would increase the asset by approximately $67 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2020. See Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
At March 31, 2020, Apache had approximately $8.2 billion net carrying value of notes and debentures outstanding, all of which was fixed-rate debt, with a weighted average interest rate of 4.88 percent. Although near-term changes in interest rates may affect the fair value of Apache’s fixed-rate debt, they do not expose the Company to the risk of earnings or cash flow loss associated with that debt. Apache is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its commercial paper program and credit facilities. As of March 31, 2020, the Company’s cash and cash equivalents totaled approximately $428 million, approximately 86 percent of which was invested in money market funds and short-term investments with major financial institutions. A change in the interest rate applicable to the Company’s short-term investments and credit facility borrowings would have a de minimis impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings under its commercial paper program, revolving credit facilities, and money market lines of credit.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $8 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of March 31, 2020.
The Company is subject to increased foreign currency risk associated with the effects of the U.K.’s withdrawal from the European Union. Apache has entered into foreign exchange contracts in order to minimize the impact of fluctuating exchange rates for the British pound on the Company’s operating expenses. As of March 31, 2020, the Company had outstanding foreign exchange contracts with a total notional amount of £122 million. A 10 percent strengthening of the British pound against the U.S. dollar would result in a foreign currency net gain of $12 million, while a 10 percent weakening of the British pound against the U.S. dollar would result in a loss of $3 million.
ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any changes related to the COVID-19 pandemic and the transition to our remote working environment.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed with the SEC on February 28, 2020) and Note 11—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS
All risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this Quarterly Report on Form 10-Q may be amplified, including to a material extent, by the coronavirus disease 2019 (COVID-19) pandemic and its unpredictable consequences. Any discussion of the impact of the COVID-19 pandemic speaks only as of the filing date of this Quarterly Report on Form 10-Q and is subject to change without notice, as the Company cannot predict all risks related to this rapidly evolving event.
The COVID-19 pandemic may adversely impact the Company’s business, including financial condition and results of operations, the global economy, and the demand for and prices of oil, natural gas, and NGLs. The unprecedented nature of the current situation makes it impractical for the Company to identify all potential risks or estimate the ultimate adverse impact on its business.
The COVID-19 pandemic and the actions taken by third parties, including, but not limited to, governmental authorities, businesses, and consumers, in response to the pandemic have adversely impacted the global economy and created significant volatility in the global financial markets. Business closures, restrictions on travel, “stay-at-home” or “shelter-in-place” orders, and other restrictions on movement within and among communities have significantly reduced demand for and the prices of oil, natural gas, and NGLs. A prolonged period of such reduced demand or other adverse impacts from the pandemic may materially adversely affect the Company’s business, financial condition, cash flows, and results of operations.
The Company’s operations rely on its workforce being able to access its wells, platforms, structures, and facilities located upon or used in connection with its oil and gas leases. Additionally, because the Company has implemented remote working procedures for a significant portion of its workforce for health and safety reasons and/or to comply with applicable national, state, and/or local government requirements, the Company relies on such persons having sufficient access to its information technology systems, including through telecommunication hardware, software, and networks. If the Company’s workforce cannot effectively perform their responsibilities, whether resulting from a lack of physical or virtual access, quarantines, illnesses, governmental actions or restrictions, information technology or telecommunication failures, or other restrictions or adverse impacts resulting from the pandemic, the Company’s business, financial condition, cash flows, and results of operations may be materially adversely affected.
The unprecedented nature of the current situation resulting from the COVID-19 pandemic makes it impractical for the Company to identify all potential risks or estimate the ultimate adverse impact on its business, financial condition, cash flows, or results of operations. Such results will depend on future events, which the Company cannot predict, including the scope, duration, and potential reoccurrence of the COVID-19 pandemic or any other localized epidemic or global pandemic, the demand for and the prices of oil, natural gas, and NGLs, and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to the COVID-19 pandemic or any other epidemics or pandemics.
The Company’s ability to utilize net operating losses and other tax attributes to reduce future taxable income may be limited if the Company experiences an ownership change.
As described in Note 10—Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company has substantial net operating loss carryforwards (NOLs) and other tax attributes available to potentially offset future taxable income. If the Company were to experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, which is generally defined as a greater than 50 percentage point change, by value, in the Company’s equity ownership by five-percent shareholders over a three-year period, the Company’s ability to utilize its pre-change NOLs and other pre-change tax attributes to potentially offset its post-change income or taxes may be limited. Such a limitation could materially adversely affect the Company’s operating results or cash flows by effectively increasing its future tax obligations.
Other risk factors
Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Given the nature of its business, Altus Midstream Company may be subject to different and additional risks than those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and this Quarterly Report on Form 10-Q. For a description of these risks, please refer to the Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q filed by Altus Midstream Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2013 and 2014, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased from time to time either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through March 31, 2020, had repurchased a total of 40 million shares at an average price of $79.18 per share. During the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares and did not purchase any shares during the first three months of 2020.

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
Amended and Restated Bylaws of Registrant, dated October 31, 2019 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, SEC File No. 001-4300).

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101	–
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheets, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interest and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE CORPORATION

Dated:	May 7, 2020	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 7, 2020	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)