Form 10-Q
period 2020-06-30
APACHE CORP
filed 2020-07-30
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
(713) 296-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.625 par value	APA	Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of July 29, 2020	377,458,656

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

•	the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;

•	the Company’s commodity hedging arrangements;

•	the supply and demand for oil, natural gas, NGLs, and other products or services;

•	production and reserve levels;

•	drilling risks;

•	economic and competitive conditions;

•	the availability of capital resources;

•	capital expenditures and other contractual obligations;

•	currency exchange rates;

•	weather conditions;

•	inflation rates;

•	the availability of goods and services;

•
legislative, regulatory, or policy changes, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring, or water disposal;

•	the Company’s performance on environmental, social, and governance measures;

•	terrorism or cyberattacks;

•	the occurrence of property acquisitions or divestitures;

•	the integration of acquisitions;

•	the Company’s ability to access the capital markets;

•	market-related risks such as general credit, liquidity, and interest-rate risks;

•
other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in the Company’s most recently filed Annual Report on Form 10-K;

•	other risks and uncertainties disclosed in the Company’s second-quarter 2020 earnings release;

•	other factors disclosed under Part II, Item 1A—Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020;

•	other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; and

•	other filings that the Company makes with the Securities and Exchange Commission.
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

DEFINITIONS

All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this Quarterly Report on Form 10-Q. As used herein:

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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$697	$1,598	$1,933	$3,252
Purchased oil and gas sales	55	18	163	42
Total revenues	752	1,616	2,096	3,294
Derivative instrument losses, net	(175)	(8)	(278)	(38)
Gain on divestitures, net	—	17	25	20
Other, net	19	(7)	32	(1)
	596	1,618	1,875	3,275
OPERATING EXPENSES:
Lease operating expenses	264	389	599	754
Gathering, processing, and transmission	72	76	143	164
Purchased oil and gas costs	46	15	132	37
Taxes other than income	23	46	56	97
Exploration	72	95	129	164
General and administrative	94	102	162	225
Transaction, reorganization, and separation	10	6	37	10
Depreciation, depletion, and amortization	418	602	984	1,248
Asset retirement obligation accretion	27	26	54	53
Impairments	20	240	4,492	240
Financing costs, net	(34)	173	69	270
	1,012	1,770	6,857	3,262
NET INCOME (LOSS) BEFORE INCOME TAXES	(416)	(152)	(4,982)	13
Current income tax provision (benefit)	(27)	187	62	373
Deferred income tax benefit	(11)	(23)	(44)	(42)
NET LOSS INCLUDING NONCONTROLLING INTERESTS	(378)	(316)	(5,000)	(318)
Net income (loss) attributable to noncontrolling interest - Egypt	(11)	43	(162)	87
Net loss attributable to noncontrolling interest - Altus	—	(3)	(9)	(2)
Net income attributable to Altus Preferred Unit limited partners	19	4	37	4
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(386)	$(360)	$(4,866)	$(407)

NET LOSS PER COMMON SHARE:
Basic	$(1.02)	$(0.96)	$(12.88)	$(1.08)
Diluted	$(1.02)	$(0.96)	$(12.88)	$(1.08)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	378	377	378	376
Diluted	378	377	378	376

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
NET LOSS INCLUDING NONCONTROLLING INTERESTS	$(378)	$(316)	$(5,000)	$(318)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Share of equity method interests other comprehensive loss	—	—	(1)	—
COMPREHENSIVE LOSS INCLUDING NONCONTROLLING INTERESTS	(378)	(316)	(5,001)	(318)
Comprehensive income (loss) attributable to noncontrolling interest - Egypt	(11)	43	(162)	87
Comprehensive loss attributable to noncontrolling interest - Altus	—	(3)	(9)	(2)
Comprehensive income attributable to Altus Preferred Unit limited partners	19	4	37	4
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCK	$(386)	$(360)	$(4,867)	$(407)

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(5,000)	$(318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized derivative instrument losses, net	241	66
Gain on divestitures	(25)	(20)
Exploratory dry hole expense and unproved leasehold impairments	97	90
Depreciation, depletion, and amortization	984	1,248
Asset retirement obligation accretion	54	53
Impairments	4,492	240
Deferred income tax benefit	(44)	(42)
Loss (gain) on extinguishment of debt	(140)	75
Other	14	22
Changes in operating assets and liabilities:
Receivables	183	96
Inventories	25	(16)
Drilling advances	(28)	(8)
Deferred charges and other	(14)	(3)
Accounts payable	(147)	(66)
Accrued expenses	(148)	21
Deferred credits and noncurrent liabilities	42	16
NET CASH PROVIDED BY OPERATING ACTIVITIES	586	1,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(838)	(1,386)
Additions to Altus gathering, processing, and transmission facilities	(25)	(246)
Leasehold and property acquisitions	(3)	(34)
Altus equity method interests	(154)	(438)
Proceeds from sale of oil and gas properties	126	247
Other, net	(23)	25
NET CASH USED IN INVESTING ACTIVITIES	(917)	(1,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Apache credit facility, net	565	—
Proceeds from Altus credit facility, net	97	—
Fixed-rate debt borrowings	—	989
Payments on fixed-rate debt	(264)	(1,000)
Distributions to noncontrolling interest - Egypt	(40)	(164)
Redeemable noncontrolling interest - Altus Preferred Unit limited partners	—	611
Dividends paid	(104)	(188)
Other	(35)	(35)
NET CASH PROVIDED BY FINANCING ACTIVITIES	219	213

NET DECREASE IN CASH AND CASH EQUIVALENTS	(112)	(165)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	247	714
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135	$549

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$212	$219
Income taxes paid, net of refunds	80	285

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

In millions except share and per-share amounts	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($2 and $6 related to Altus VIE)	$135	$247
Receivables, net of allowance of $91 and $88	871	1,062
Other current assets (Note 5) ($5 and $5 related to Altus VIE)	652	652
	1,658	1,961
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	41,003	40,540
Unproved properties and properties under development	615	666
Gathering, processing, and transmission facilities ($211 and $203 related to Altus VIE)	676	799
Other ($3 and $4 related to Altus VIE)	1,140	1,140
	43,434	43,145
Less: Accumulated depreciation, depletion, and amortization ($7 and $1 related to Altus VIE)	(34,090)	(28,987)
	9,344	14,158
OTHER ASSETS:
Equity method interests (Note 6) ($1,408 and $1,258 related to Altus VIE)	1,408	1,258
Deferred charges and other ($4 and $4 related to Altus VIE)	589	730
	$12,999	$18,107
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$459	$695
Current debt (nil and $10 related to Altus VIE)	294	11
Other current liabilities (Note 7) ($11 and $21 related to Altus VIE)	957	1,149
	1,710	1,855
LONG-TERM DEBT (Note 10) ($493 and $396 related to Altus VIE)	8,523	8,555
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	299	346
Asset retirement obligation (Note 8) ($62 and $60 related to Altus VIE)	1,836	1,811
Other ($181 and $107 related to Altus VIE)	675	520
	2,810	2,677
COMMITMENTS AND CONTINGENCIES (Note 11)
REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 12)	592	555
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 418,407,164 and 417,026,863 shares issued, respectively	262	261
Paid-in capital	11,744	11,769
Accumulated deficit	(10,467)	(5,601)
Treasury stock, at cost, 40,948,811 and 40,964,193 shares, respectively	(3,189)	(3,190)
Accumulated other comprehensive income	15	16
APACHE SHAREHOLDERS’ EQUITY (DEFICIT)	(1,635)	3,255
Noncontrolling interest - Egypt	935	1,137
Noncontrolling interest - Altus	64	73
TOTAL EQUITY (DEFICIT)	(636)	4,465
	$12,999	$18,107

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTEREST
(Unaudited)

	Redeemable Noncontrolling Interest — Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APACHE SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests	TOTAL EQUITY (DEFICIT)
		(In millions)
For the Quarter Ended June 30, 2019
BALANCE AT MARCH 31, 2019	$—	$261	$12,009	$(2,095)	$(3,190)	$4	$6,989	$1,620	$8,609
Net loss attributable to common stock	—	—	—	(360)	—	—	(360)	—	(360)
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	43	43
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(3)	(3)
Issuance of Altus Preferred Units	517	—	—	—	—	—	—	—	—
Net income attributable to Altus Preferred Unit holders	4	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(57)	(57)
Common dividends ($0.25 per share)	—	—	(94)	—	—	—	(94)	—	(94)
Other	—	—	16	—	—	—	16	—	16
BALANCE AT JUNE 30, 2019	$521	$261	$11,931	$(2,455)	$(3,190)	$4	$6,551	$1,603	$8,154

For the Quarter Ended June 30, 2020
BALANCE AT MARCH 31, 2020	$573	$262	$11,747	$(10,081)	$(3,189)	$15	$(1,246)	$1,018	$(228)
Net loss attributable to common stock	—	—	—	(386)	—	—	(386)	—	(386)
Net loss attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(11)	(11)
Net income attributable to Altus Preferred Unit limited partners	19	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(8)	(8)
Common dividends ($0.025 per share)	—	—	(9)	—	—	—	(9)	—	(9)
Other	—	—	6	—	—	—	6	—	6
BALANCE AT JUNE 30, 2020	$592	$262	$11,744	$(10,467)	$(3,189)	$15	$(1,635)	$999	$(636)
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTEREST – (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest — Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APACHE SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests	TOTAL EQUITY (DEFICIT)
		(In millions)
For the Six Months Ended June 30, 2019
BALANCE AT DECEMBER 31, 2018	$—	$260	$12,106	$(2,048)	$(3,192)	$4	$7,130	$1,682	$8,812
Net loss attributable to common stock	—	—	—	(407)	—	—	(407)	—	(407)
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	87	87
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(2)	(2)
Issuance of Altus Preferred Units	517	—	—	—	—	—	—	—	—
Net income attributable to Altus Preferred Unit holders	4	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(164)	(164)
Common dividends ($0.50 per share)	—	—	(188)	—	—	—	(188)	—	(188)
Other	—	1	13	—	2	—	16	—	16
BALANCE AT JUNE 30, 2019	$521	$261	$11,931	$(2,455)	$(3,190)	$4	$6,551	$1,603	$8,154

For the Six Months Ended June 30, 2020
BALANCE AT DECEMBER 31, 2019	$555	$261	$11,769	$(5,601)	$(3,190)	$16	$3,255	$1,210	$4,465
Net loss attributable to common stock	—	—	—	(4,866)	—	—	(4,866)	—	(4,866)
Net loss attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(162)	(162)
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(9)	(9)
Net income attributable to Altus Preferred Unit limited partners	37	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(40)	(40)
Common dividends ($0.05 per share)	—	—	(19)	—	—	—	(19)	—	(19)
Other	—	1	(6)	—	1	(1)	(5)	—	(5)
BALANCE AT JUNE 30, 2020	$592	$262	$11,744	$(10,467)	$(3,189)	$15	$(1,635)	$999	$(636)
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
As of June 30, 2020, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, with the exception of Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses” (see “Accounts Receivable and Allowance for Credit Losses” section in this Note 1 below). The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation.
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
Additionally, third-party investors own a minority interest of approximately 21 percent of Altus Midstream Company (ALTM), which is reflected as a separate noncontrolling interest component of equity in Apache’s consolidated balance sheet. ALTM qualifies as a variable interest entity (VIE) under GAAP. Apache consolidates the activities of ALTM because it has concluded that it has a controlling financial interest in ALTM and is the primary beneficiary of the VIE. On June 12, 2019, Altus Midstream LP issued and sold Series A Cumulative Redeemable Preferred Units (the Preferred Units) through a private offering that admitted additional limited partners with separate rights for the Preferred Unit holders. Refer to Note 12—Redeemable Noncontrolling Interest - Altus for more detail.
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
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. The following table presents a summary of asset impairments recorded in connection with fair value assessments:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Oil and gas proved property	$20	$86	$4,319	$86
Gathering, processing, and transmission facilities	—	—	68	—
Goodwill	—	—	87	—
Divested unproved properties and leasehold	—	149	—	149
Inventory and other	—	5	18	5
Total Impairments	$20	$240	$4,492	$240

During the second quarter of 2020, the Company recorded asset impairments totaling $20 million in connection with fair value assessments on proved property in Egypt. These properties were impaired to their estimated fair values as a result of changes to planned development activity.
During the first quarter of 2020, the Company recorded asset impairments totaling $4.5 billion in connection with fair value assessments. Given the crude oil price collapse on lower demand and economic activity resulting from the coronavirus disease 2019 (COVID-19) global pandemic and related governmental actions, the Company assessed its oil and gas property and gathering, processing, and transmission (GPT) assets for impairment based on the net book value of its assets as of March 31, 2020. The Company recorded proved property impairments totaling $3.9 billion, $354 million, and $7 million in the U.S., Egypt, and offshore the United Kingdom in the North Sea (North Sea), respectively, all of which were impaired to their estimated fair values as a result of lower forecasted commodity prices, changes to planned development activity, and increasing market uncertainty. The first and second quarter property impairments are discussed in further detail below in “Oil and Gas Property.” Impairments totaling $68 million were similarly recorded for GPT facilities in Egypt. This impairment is discussed in further detail below in “Gathering, Processing, and Transmission Facilities.”

During the first quarter of 2020, the Company performed an interim impairment analysis of the goodwill related to its Egypt reporting unit under ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which was adopted during the quarter. Reductions in estimated net present value of expected future cash flows from oil and gas properties resulted in implied fair values below the carrying values of the Company’s Egypt reporting unit. As a result of these assessments, the Company recognized non-cash impairments of the entire amount of recorded goodwill in the Egypt reporting unit of $87 million. During the first quarter of 2020, the Company also recorded impairments of $13 million for the early termination of drilling rig leases and $5 million for inventory revaluations, both in the U.S.
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
Oil and Gas Property
The Company follows the successful efforts method of accounting for its oil and gas property. Under this method of accounting, exploration costs, such as exploratory geological and geophysical costs, delay rentals, and exploration overhead, are expensed as incurred. All costs related to production, general corporate overhead, and similar activities are expensed as incurred. If an exploratory well provides evidence to justify potential development of reserves, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. This determination may take longer than one year in certain areas depending on, among other things, the amount of hydrocarbons discovered, the outcome of planned geological and engineering studies, the need for additional appraisal drilling activities to determine whether the discovery is sufficient to support an economic development plan, and government sanctioning of development activities in certain international locations. At the end of each quarter, management reviews the status of all suspended exploratory well costs in light of ongoing exploration activities; in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, whether development negotiations are underway and proceeding as planned. If management determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed.
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
The significant decline in oil and natural gas prices, as well as longer-term commodity price outlooks, related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic and related governmental actions indicated possible impairment of the Company’s proved and unproved oil and gas properties. In addition to estimating risk-adjusted reserves and future production volumes, estimated future commodity prices are the largest driver in variability of undiscounted pre-tax cash flows. Expected cash flows were estimated based on management’s views of published West Texas Intermediate (WTI), Brent, and Henry Hub forward pricing as of the balance sheet dates. Other significant assumptions and inputs used to calculate estimated future cash flows include estimates for future development activity, exploration plans and remaining lease terms. A 10 percent discount rate, based on a market-based weighted-average cost of capital estimate, was applied to the undiscounted cash flow estimate to value all of Apache’s asset groups that were subject to impairment charges in the first and second quarters of 2020.
The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved properties:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Proved Properties:
U.S.	$—	$86	$3,938	$86
Egypt	20	—	374	—
North Sea	—	—	7	—
Total Proved	$20	$86	$4,319	$86
Unproved Properties:
U.S.	$29	$186	$46	$207
Egypt	2	2	4	4
Total Unproved	$31	$188	$50	$211

Proved properties impaired during the second and first quarters of 2020 had aggregate fair values of $32 million and $1.9 billion, respectively.
On the statement of consolidated operations, unproved leasehold impairments are typically recorded as a component of “Exploration” expense; however, in the second quarter of 2019, unproved impairments of $149 million were recorded in “Impairments” in connection with the Company’s agreement to sell certain non-core leasehold properties in Oklahoma and Texas. Gains and losses on divestitures of the Company’s oil and gas properties are recognized in the statement of consolidated operations upon closing of the transaction. See Note 2—Acquisitions and Divestitures for more detail.
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

As discussed under “Fair Value Measurements” above, Apache assessed its long-lived infrastructure assets for impairment at March 31, 2020, and recorded an impairment of $68 million on its GPT assets in Egypt during the first quarter of 2020. The fair values of the impaired assets were determined to be $46 million and were estimated using the income approach. The income approach considered internal estimates based on future throughput volumes from applicable development concessions in Egypt and estimated costs to operate. These assumptions were applied based on throughput assumptions developed in relation to the oil and gas proved property impairment assessment as discussed above to develop future cash flow projections that were then discounted to estimated fair value, using a 10 percent discount rate, based on a market-based weighted-average cost of capital estimate. Apache has classified these non-recurring fair value measurements as Level 3 in the fair value hierarchy.
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the six months ended June 30, 2020 and 2019. The second quarter and first six months of 2019 include the reclassification of $18 million and $42 million, respectively, from “Other, net” to “Purchased oil and gas sales,” both within “Revenues and Other” and the respective associated $15 million and $37 million purchased oil and gas costs from “Other, net” within “Revenues and Other” to “Purchased oil and gas costs” within “Operating Expenses” on the Company’s consolidated statement of operations to conform to the current-year presentation.
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
Oil and gas production revenues from non-customers represent income taxes paid to the Arab Republic of Egypt by Egyptian General Petroleum Corporation on behalf of the Company. Revenue and associated expenses related to such tax volumes are recorded as “Oil, natural gas, and natural gas liquids production revenues” and “Current income tax provision,” respectively, in the Company’s statement of consolidated operations.
Refer to Note 14—Business Segment Information for a disaggregation of revenue by product and reporting segment.
Altus Midstream
The Company’s Altus Midstream segment is operated by ALTM, through its subsidiary, Altus Midstream LP (collectively, Altus), and generates revenue from contracts with its customers from its gathering, compression, processing, and transmission services. These services are primarily provided on Apache’s natural gas and natural gas liquid production volumes. Under these long-term commercial service contracts, providing the related service represents a single, distinct performance obligation on behalf of Altus that is satisfied over time. In accordance with the terms of these agreements, Altus receives a fixed fee for each contract year, subject to yearly fee escalation recalculations. Revenue is measured using the output method and recognized in the amount to which Altus has the right to invoice, as performance completed to date corresponds directly with the value to its customers. For the periods presented, midstream segment revenues were primarily attributable to sales between Altus and Apache. All midstream revenues between Apache and Altus are fully eliminated upon consolidation.
Payment Terms and Contract Balances
Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. Receivables from contracts with customers, net of allowance for credit losses, totaled $768 million and $945 million as of June 30, 2020 and December 31, 2019, respectively.

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
Transaction, Reorganization, and Separation (TRS)
Apache recorded $10 million and $6 million of TRS costs during the second quarters of 2020 and 2019, respectively, and $37 million and $10 million during the first six months of 2020 and 2019, respectively. TRS costs incurred in the second quarter of 2020 relate to $9 million of separation costs associated with the Company’s reorganization and $1 million of office closure costs. The Company incurred an additional $25 million of separation costs related to the reorganization and $2 million for consulting fees on various transactions during the first half of 2020. TRS costs incurred in the second quarter and first half of 2019 were primarily related to separation costs and consulting fees on various transactions.
In recent years, the Company has streamlined its portfolio through strategic divestitures and began centralizing certain operational activities in an effort to capture greater efficiencies and cost savings through shared services. During the second half of 2019, management initiated a comprehensive redesign of Apache’s organizational structure and operations. Initial reorganizational efforts were substantially completed for the technical functions by the end of the first quarter and changes for the corporate support functions will be ongoing through most of 2020. Apache has incurred a cumulative total of $62 million of reorganization costs through June 30, 2020, of which $58 million was paid in the first six months of 2020. The remaining liability will be paid throughout 2020. The Company expects to incur an estimated $5 million to $10 million of additional expenses associated with this reorganization throughout the remainder of 2020 for anticipated severance, relocation, and similar costs.

2.	ACQUISITIONS AND DIVESTITURES
2020 Activity
During the second quarter and first six months of 2020, Apache completed leasehold and property acquisitions for total cash consideration of $2 million and $3 million, respectively, primarily in the Permian Basin. During the first six months of 2020, the Company also completed the sale of certain non-core assets and leasehold, primarily in the Permian Basin, in multiple transactions for total cash proceeds of $47 million. The Company recognized a gain of approximately $6 million upon closing of these transactions.
Suriname Joint Venture Agreement
In December 2019, Apache entered into a joint venture agreement with Total S.A. to explore and develop Block 58 offshore Suriname. Under the terms of the agreement, Apache and Total S.A. each hold a 50 percent working interest in Block 58. Apache operated the drilling of the first three wells, the Maka Central-1, Sapakara West-1, and Kwaskwasi-1, and will also operate the expected fourth exploration well in the block. Operatorship will subsequently transfer to Total. In connection with the agreement, Apache received $100 million from Total S.A. upon closing in the fourth quarter of 2019 and $79 million upon satisfying certain closing conditions in the first quarter of 2020 for reimbursement of 50 percent of all costs incurred on Block 58 as of December 31, 2019. All proceeds were applied against the carrying value of the Company’s Suriname properties and associated inventory. The Company recognized a $19 million gain in the first quarter of 2020 associated with the transaction.

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
2019 Activity
In the second quarter of 2019, Apache completed the sale of certain non-core assets in Oklahoma that had a net carrying value of $206 million for aggregate cash proceeds of approximately $223 million. The Company recognized a $17 million gain in connection with the sale.
In the third quarter of 2019, Apache completed the sale of non-core assets in the western Anadarko Basin of Oklahoma and Texas for aggregate cash proceeds of approximately $322 million and the assumption of asset retirement obligations of $49 million. These assets met the criteria to be classified as held for sale in the second quarter of 2019. Accordingly, the Company performed a fair value assessment of the assets and recorded impairments of $240 million to the carrying value of proved and unproved oil and gas properties, other fixed assets, and working capital. The transaction closed in the third quarter of 2019, and the Company recognized a $7 million loss in connection with the sale.
During the second quarter and first six months of 2019, Apache completed leasehold and property acquisitions for total cash consideration of $19 million and $34 million, respectively, primarily in the Permian Basin. For discussion on the Company’s acquisition of equity method interests during the period, refer to Note 6—Equity Method Interests.
3.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $151 million and $141 million at June 30, 2020 and December 31, 2019, respectively. The increase is primarily attributable to additional drilling activity, partially offset by successful transfer of well costs and dry hole write-offs. Dry hole expenses from suspended exploratory well costs previously capitalized for greater than one year at December 31, 2019 totaled $14 million during the six months ended June 30, 2020. Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether proved reserves can be attributed to these projects.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2020, Apache had derivative positions with 11 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from changes in commodity prices, currency exchange rates, or interest rates.

Derivative Instruments
Commodity Derivative Instruments
As of June 30, 2020, Apache had the following open crude oil derivative positions:

		Fixed Price Swaps
Production Period	Settlement Index	Mbbls	Weighted Average Fixed Price
July—September 2020	NYMEX WTI	2,208	$26.65
July—September 2020	Dated Brent	2,300	$29.75

		Collars
Production Period	Settlement Index	Mbbls	Weighted Average Floor Sold Price	Weighted Average Floor Purchased Price	Weighted Average Ceiling Price
July—September 2020	NYMEX WTI	2,208	$20.00	$25.00	$38.83
October—December 2020	NYMEX WTI	1,748	$15.00	$20.00	$45.55
July—September 2020	Dated Brent	874	$20.00	$25.00	$43.66
October—December 2020	Dated Brent	1,518	$15.00	$20.00	$51.63
As of June 30, 2020, Apache had the following open crude oil financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	Mbbls	Weighted Average Price Differential	Mbbls	Weighted Average Price Differential
July—December 2020	Midland-WTI/Cushing-WTI	—	—	13,432	$(2.15)
October—December 2020	Midland-WTI/Cushing-WTI	828	$0.20	—	—

Subsequent to June 30, 2020, the Company entered into basis swap contracts purchasing Nymex Henry Hub/Waha totaling 29,795,000 MMBtu with a weighted average strike price of $(0.43) and selling Nymex Henry Hub/HSC totaling 29,795,000 MMBtu with a weighted average strike price of $(0.07) for April to December 2021.
Subsequent to June 30, 2020, the Company entered into basis swap contracts purchasing Nymex Henry Hub/Waha totaling 36,500,000 MMBtu with a weighted average strike price of $(0.46) and selling Nymex Henry Hub/HSC totaling 36,500,000 MMBtu with a weighted average strike price of $(0.08) for January to December 2022.
Foreign Currency Derivative Instruments
Apache has open foreign currency costless collar contracts in GBP/USD for £13.5 million per month for the calendar year 2020 with a weighted average floor and ceiling price of $1.26 and $1.38, respectively.
Embedded Derivatives
Altus Preferred Units Embedded Derivative
During the second quarter of 2019, Altus Midstream LP issued and sold Preferred Units. Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further discussion of this derivative, see “Fair Value Measurements” below and Note 12—Redeemable Noncontrolling Interest - Altus.

Pipeline Capacity Embedded Derivatives
During the fourth quarter of 2019 and first quarter of 2020, Apache entered into separate agreements to assign a portion of its contracted capacity under an existing transportation agreement to third parties. Embedded in these agreements are arrangements under which Apache has the potential to receive payments calculated based on pricing differentials between Houston Ship Channel and Waha during calendar years 2020 and 2021. These features require bifurcation and measurement of the change in market values for each period. Unrealized gains or losses in the fair value of these features are recorded as “Derivative instrument losses, net” under “Revenues and Other” in the statement of consolidated operations. Any proceeds received will be deferred and reflected in income over the original tenure of the transportation agreement.
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
June 30, 2020
Liabilities:
Commodity Derivative Instruments	$—	$94	$—	$94	$—	$94
Pipeline Capacity Embedded Derivatives	—	63	—	63	—	63
Foreign Currency Derivative Instruments	—	3	—	3	—	3
Preferred Units Embedded Derivative	—	—	175	175	—	175
December 31, 2019
Assets:
Pipeline Capacity Embedded Derivative	$—	$8	$—	$8	$—	$8
Foreign Currency Derivative Instruments	—	1	—	1	—	1
Liabilities:
Preferred Units Embedded Derivative	—	—	103	103	—	103

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.
The fair values of the Company’s derivative instruments and pipeline capacity embedded derivatives are not actively quoted in the open market. The Company primarily uses a market approach to estimate the fair values of these derivatives on a recurring basis, utilizing futures pricing for the underlying positions provided by a reputable third party, a Level 2 fair value measurement.
The fair value of the Preferred Units embedded derivative, a Level 3 fair value measurement, was based on numerous factors, including expected future interest rates using the Black-Karasinski model, Altus’ imputed interest rate, the timing of periodic cash distributions, and dividend yields of the Preferred Units. Increases or decreases in interest rates would result in a higher/lower fair value measurement. As of the June 30, 2020 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at June 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range/Value
	(In millions)
Preferred Units Embedded Derivative	$175	Option Model	Altus’ Imputed Interest Rate	14.16-15.57%
			Interest Rate Volatility	35.56%

Altus’ comparative imputed interest rate at December 31, 2019 ranged from 9.60 percent to 12.68 percent, with an interest rate volatility assumption of 21.89 percent. A one percent increase in the imputed interest rate assumption would significantly increase the value of the embedded derivative as of June 30, 2020, while a one percent decrease would have the directionally inverse affect as of June 30, 2020.
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

	June 30, 2020	December 31, 2019
	(In millions)
Current Assets: Other current assets	$—	$2
Other Assets: Deferred charges and other	—	7
Total Assets	$—	$9

Current Liabilities: Other current liabilities	$97	$—
Deferred Credits and Other Noncurrent Liabilities: Other	238	103
Total Liabilities	$335	$103
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Realized:
Commodity derivative instruments	$(36)	$31	$(36)	$46
Foreign currency derivative instruments	(1)	—	(1)	—
Treasury-lock	—	(18)	—	(18)
Realized gain (loss), net	(37)	13	(37)	28
Unrealized:
Commodity derivative instruments	(111)	(27)	(94)	(66)
Pipeline capacity embedded derivatives	(17)	—	(70)	—
Foreign currency derivative instruments	1	—	(4)	—
Preferred units embedded derivative	(11)	—	(73)	—
Treasury-lock	—	6	—	—
Unrealized gain (loss), net	(138)	(21)	(241)	(66)
Derivative instrument losses, net	$(175)	$(8)	$(278)	$(38)

Derivative instrument gains and losses are recorded in “Derivative instrument losses, net” under “Revenues and Other” in the Company’s statement of consolidated operations. Unrealized losses for derivative activity recorded in the statement of consolidated operations are reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument losses, net” in “Adjustments to reconcile net loss to net cash provided by operating activities.”

5.	OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In millions)
Inventories	$477	$502
Drilling advances	120	92
Prepaid assets and other	55	58
Total Other current assets	$652	$652

6.	EQUITY METHOD INTERESTS
Apache, through its ownership of Altus, has the following equity method interests in four Permian Basin long-haul pipeline entities, which are accounted for under the equity method of accounting. For each of the equity method interests, Altus has the ability to exercise significant influence based on certain governance provisions and its participation in activities and decisions that impact the management and economic performance of the equity method interests.

	Interest	June 30, 2020	December 31, 2019
		(In millions)
Gulf Coast Express Pipeline LLC	16.0%	$287	$291
EPIC Crude Holdings, LP	15.0%	175	163
Permian Highway Pipeline LLC	26.7%	454	311
Shin Oak Pipeline (Breviloba, LLC)	33.0%	492	493
		$1,408	$1,258

As of June 30, 2020 and December 31, 2019, unamortized basis differences included in the equity method interest balances were $35 million and $30 million, respectively. These amounts represent differences in contributions to date and Altus’ underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences are amortized into net income over the useful lives of the underlying pipeline assets when they are placed into service.
The following table presents the activity in Altus’ equity method interests for the six months ended June 30, 2020:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Total
	(In millions)
Balance at December 31, 2019	$291	$163	$311	$493	$1,258
Capital contributions	1	15	138	—	154
Distributions	(26)	—	—	(16)	(42)
Capitalized interest	—	—	5	—	5
Equity income (loss), net	21	(2)	—	15	34
Accumulated other comprehensive loss	—	(1)	—	—	(1)
Balance at June 30, 2020	$287	$175	$454	$492	$1,408

Summarized Combined Financial Information
The following presents summarized information of combined statement of operations for Altus’ equity method interests (on a 100 percent basis):

	For the Six Months Ended June 30,
	2020	2019(1)
	(In millions)
Operating revenues	$351	$52
Operating expenses	169	23
Operating income	182	29
Net income	159	21
Other comprehensive loss	(5)	(9)

(1)
Although Altus’ interests in EPIC Crude Holdings, LP, Permian Highway Pipeline LLC, and Breviloba, LLC were acquired in March, May, and July 2019, respectively, the combined financial results are presented for the six months ended June 30, 2019 for comparability.

7.	OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In millions)
Accrued operating expenses	$139	$143
Accrued exploration and development	216	319
Accrued gathering, processing, and transmission - Altus	1	17
Accrued compensation and benefits	107	212
Accrued interest	130	135
Accrued income taxes	33	51
Current asset retirement obligation	47	47
Current operating lease liability	123	169
Current derivative liability	97	—
Other	64	56
Total Other current liabilities	$957	$1,149

8.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the six-month period ended June 30, 2020:

(In millions)
Asset retirement obligation at December 31, 2019	$1,858
Liabilities incurred	10
Liabilities settled	(19)
Liabilities divested	(20)
Accretion expense	54
Asset retirement obligation at June 30, 2020	1,883
Less current portion	(47)
Asset retirement obligation, long-term	$1,836

9.	INCOME TAXES
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
During the second quarters of 2020 and 2019, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. Apache’s 2020 year-to-date effective income tax rate was primarily impacted by oil and gas asset impairments, a goodwill impairment, and an increase in the amount of valuation allowance against its U.S. deferred tax assets. Apache’s 2019 year-to-date effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against the Company’s U.S. deferred tax assets.
In the first quarter of 2020, the Company early adopted ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The Company’s early adoption of ASU 2019-12 during the quarter ended March 31, 2020 using the prospective transition approach did not result in a material impact on the consolidated financial statements.
Apache and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is currently under audit by the Internal Revenue Service (IRS) for the 2014-2017 tax years and is also under audit in various states and foreign jurisdictions as part of its normal course of business.

10.	DEBT AND FINANCING COSTS
The following table presents the carrying value of the Company’s debt:

	June 30, 2020	December 31, 2019
	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$7,807	$8,217
Altus credit facility(2)	493	396
Apache credit facility(2)	565	—
Finance lease obligations	38	48
Unamortized discount	(38)	(42)
Debt issuance costs	(48)	(53)
Total debt	8,817	8,566
Current maturities	(294)	(11)
Long-term debt	$8,523	$8,555

(1)
The fair values of the Company’s notes and debentures were $6.7 billion and $8.4 billion as of June 30, 2020 and December 31, 2019, respectively. Apache uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).

(2)	The carrying amount of borrowings on credit facilities approximates fair value because the interest rates are variable and reflective of market rates.
As of June 30, 2020, current debt included $292 million, net of discount, of 3.625% senior notes due February 1, 2021 and $2 million of finance lease obligations. As of December 31, 2019, current debt included $11 million of finance lease obligations.
During the quarter ended June 30, 2020, the Company purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $410 million for an aggregate purchase price of $267 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $147 million. These repurchases resulted in a $140 million net gain on extinguishment of debt, which is included in “Financing costs, net” in the Company’s statement of consolidated operations. The net gain includes an acceleration of related discount and debt issuance costs. The repurchases were financed by borrowings under the Company’s revolving credit facility.

In March 2018, the Company entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of June 30, 2020. The facility is for general corporate purposes, and available committed borrowing capacity supports Apache’s commercial paper program. As of June 30, 2020, there were $565 million of borrowings and an aggregate £641 million in letters of credit outstanding under this facility. As of December 31, 2019, there were no borrowings or letters of credit outstanding under this facility. The outstanding letters of credit were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced the Company’s credit rating from BBB to BB+ on March 26, 2020.
The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days. As a result of recent downgrades in Apache’s credit ratings, the Company does not expect that its commercial paper program will be cost competitive with its other financing alternatives and does not anticipate using it under such circumstances. As of June 30, 2020 and December 31, 2019, the Company had no commercial paper outstanding.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of June 30, 2020 and December 31, 2019, there were $493 million and $396 million, respectively, of borrowings outstanding under this facility. As of June 30, 2020 and December 31, 2019, there were no letters of credit outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache or any of Apache’s other subsidiaries.
Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Interest expense	$107	$109	$214	$216
Amortization of debt issuance costs	2	1	4	3
Capitalized interest	(2)	(9)	(6)	(17)
Loss (gain) on extinguishment of debt	(140)	75	(140)	75
Interest income	(1)	(3)	(3)	(7)
Financing costs, net	$(34)	$173	$69	$270

11.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of June 30, 2020, the Company has an accrued liability of approximately $19 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Louisiana Restoration
As more fully described in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including Apache, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to its original condition, regardless of the value of the underlying property. From time to time, restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While adverse judgments against the Company are possible, the Company intends to actively defend these lawsuits and claims.
Starting in November of 2013 and continuing into 2020, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including Apache. These cases were all removed to federal courts in Louisiana. Some of the cases have been remanded to state court with the remand orders being appealed. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While adverse judgments against the Company might be possible, the Company intends to vigorously oppose these claims.
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
Environmental Matters
As of June 30, 2020, the Company had an undiscounted reserve for environmental remediation of approximately $2 million. The Company is not aware of any environmental claims existing as of June 30, 2020 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

12.	REDEEMABLE NONCONTROLLING INTEREST - ALTUS
Preferred Units Issuance
On June 12, 2019, Altus Midstream LP issued and sold Preferred Units for an aggregate issue price of $625 million in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Closing). Altus Midstream LP received approximately $611 million in cash proceeds from the sale after deducting transaction costs and discounts to certain purchasers.
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
Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. Altus bifurcated and recognized at fair value an embedded derivative related to the Preferred Units at inception of $94 million for a redemption option of the Preferred Unit holders. The derivative is reflected in “Other” within “Deferred Credits and Other Noncurrent Liabilities” on the Company’s consolidated balance sheet at its current fair value of $175 million. The fair value of the embedded derivative, a Level 3 fair value measurement, was based on numerous factors including expected future interest rates using the Black-Karasinski model, Altus’ imputed interest rate, the timing of periodic cash distributions, and dividend yields of the Preferred Units. See Note 4—Derivative Instruments and Hedging Activities for more detail.
The net transaction price was allocated to the preferred redeemable noncontrolling interest and the embedded features according to the associated initial fair value measurements as follows:

June 12, 2019
(In millions)
Redeemable noncontrolling interest - Altus Preferred Unit Limited Partners	$517
Preferred Units embedded derivative	94
$611

Subsequent Measurement
Altus applies a two-step approach to subsequent measurement of the redeemable noncontrolling interest related to the Preferred Units by first allocating a portion of the net income of Altus Midstream LP in accordance with the terms of the partnership agreement. An additional adjustment to the carrying value of the Preferred Unit redeemable noncontrolling interest at each period end may be recorded, if applicable. The amount of such adjustment is determined based upon the accreted value method to reflect the passage of time until the Preferred Units are exchangeable at the option of the holder. Pursuant to this method, the net transaction price is accreted using the effective interest method to the Redemption Price calculated at the seventh anniversary of the Closing. The total adjustment is limited to an amount such that the carrying amount of the Preferred Unit redeemable noncontrolling interest at each period end is equal to the greater of (a) the sum of (i) the carrying amount of the Preferred Units, plus (ii) the fair value of the embedded derivative liability and (b) the accreted value of the net transaction price.
Activity related to the Preferred Units during the six months ended June 30, 2020 is as follows:

	Units Outstanding	Financial Position(1)
	(In millions, except unit data)
Redeemable noncontrolling interest - Altus Preferred Unit Limited Partners: at December 31, 2019	638,163	$555
Distribution of in-kind additional Preferred Units	22,531	—
Allocation of Altus Midstream LP net income	N/A	37
Redeemable noncontrolling interest - Altus Preferred Unit Limited Partners: at June 30, 2020	660,694	592
Preferred Units embedded derivative		175
		$767

(1)	As at June 30, 2020, the aggregate Redemption Price was $701 million, based on an internal rate of return of 11.5 percent.
N/A - not applicable.

13.	CAPITAL STOCK
Net Loss per Common Share
A reconciliation of the components of basic and diluted net loss per common share for the periods presented in the consolidated financial statements is shown in the tables below.

	For the Quarter Ended June 30,
	2020			2019
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Loss attributable to common stock	$(386)	378	$(1.02)	$(360)	377	$(0.96)
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	—	$—
Diluted:
Loss attributable to common stock	$(386)	378	$(1.02)	$(360)	377	$(0.96)

	For the Six Months Ended June 30,
	2020			2019
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Loss attributable to common stock	$(4,866)	378	$(12.88)	$(407)	376	$(1.08)
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	—	$—
Diluted:
Loss attributable to common stock	$(4,866)	378	$(12.88)	$(407)	376	$(1.08)

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 5.2 million and 5.0 million for the quarters ended June 30, 2020 and 2019, respectively, and 5.4 million and 5.3 million for the six months ended June 30, 2020 and 2019, respectively. The impact to net loss attributable to common stock on an assumed conversion of the Preferred Units was anti-dilutive for each of the quarter and six months ended June 30, 2020.
Common Stock Dividends
For the quarters ended June 30, 2020 and 2019, Apache paid $10 million and $94 million, respectively, in dividends on its common stock. For the six months ended June 30, 2020 and 2019, Apache paid $104 million and $188 million, respectively. In the first quarter of 2020, Apache’s Board of Directors approved a reduction in the Company’s quarterly dividend per share from $0.25 to $0.025, effective for all dividends payable after March 12, 2020.
Stock Repurchase Program
In 2013 and 2014, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through June 30, 2020, had repurchased a total of 40 million shares at an average price of $79.18 per share. During the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares and did not purchase any shares during the six months ended June 30, 2020.

14.	BUSINESS SEGMENT INFORMATION
As of June 30, 2020, Apache is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. Apache also has exploration interests in Suriname and other international locations that may, over time, result in reportable discoveries and development opportunities. Apache’s Upstream business explores for, develops, and produces natural gas, crude oil and natural gas liquids. Apache’s midstream business is operated by Altus, which owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas, anchored by midstream service contracts to Apache’s production from its Alpine High resource play. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Quarter Ended June 30, 2020
Revenues:
Oil revenues	$187	$128	$198	$—	$—	$513
Natural gas revenues	70	7	53	—	—	130
Natural gas liquids revenues	1	3	50	—	—	54
Oil, natural gas, and natural gas liquids production revenues	258	138	301	—	—	697
Purchased oil and gas sales	—	—	54	1	—	55
Midstream service affiliate revenues	—	—	—	31	(31)	—
	258	138	355	32	(31)	752
Operating Expenses:
Lease operating expenses	98	75	90	—	1	264
Gathering, processing, and transmission	13	11	70	10	(32)	72
Purchased oil and gas costs	—	—	46	—	—	46
Taxes other than income	—	—	20	3	—	23
Exploration	22	15	31	—	4	72
Depreciation, depletion, and amortization	158	79	178	3	—	418
Asset retirement obligation accretion	—	18	8	1	—	27
Impairments	20	—	—	—	—	20
	311	198	443	17	(27)	942
Operating Income (Loss)(3)	$(53)	$(60)	$(88)	$15	$(4)	(190)
Other Income (Expense):
Derivative instrument losses, net						(175)
Other, net						19
General and administrative						(94)
Transaction, reorganization, and separation						(10)
Financing costs, net						34
Loss Before Income Taxes						$(416)

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Six Months Ended June 30, 2020
Revenues:
Oil revenues	$520	$399	$626	$—	$—	$1,545
Natural gas revenues	135	26	92	—	—	253
Natural gas liquids revenues	4	10	121	—	—	135
Oil, natural gas, and natural gas liquids production revenues	659	435	839	—	—	1,933
Purchased oil and gas sales	—	—	162	1	—	163
Midstream service affiliate revenues	—	—	—	72	(72)	—
	659	435	1,001	73	(72)	2,096

Operating Expenses:
Lease operating expenses	210	156	233	—	—	599
Gathering, processing, and transmission	23	27	145	20	(72)	143
Purchased oil and gas costs	—	—	131	1	—	132
Taxes other than income	—	—	49	7	—	56
Exploration	40	17	66	—	6	129
Depreciation, depletion, and amortization	319	188	471	6	—	984
Asset retirement obligation accretion	—	36	16	2	—	54
Impairments	529	7	3,956	—	—	4,492
	1,121	431	5,067	36	(66)	6,589
Operating Income (Loss)(3)	$(462)	$4	$(4,066)	$37	$(6)	(4,493)
Other Income (Expense):
Gain on divestitures						25
Derivative instrument losses, net						(278)
Other						32
General and administrative						(162)
Transaction, reorganization, and separation						(37)
Financing costs, net						(69)
Loss Before Income Taxes						$(4,982)

Total Assets(4)	$3,098	$2,339	$5,821	$1,627	$114	$12,999

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Quarter Ended June 30, 2019
Revenues:
Oil revenues	$523	$337	$537	$—	$—	$1,397
Natural gas revenues	70	18	30	—	—	118
Natural gas liquids revenues	3	5	75	—	—	83
Oil, natural gas, and natural gas liquids production revenues	596	360	642	—	—	1,598
Purchased oil and gas sales	—	—	18	—	—	18
Midstream service affiliate revenues	—	—	—	24	(24)	—
	596	360	660	24	(24)	1,616

Operating Expenses:
Lease operating expenses	132	92	166	—	(1)	389
Gathering, processing, and transmission	10	11	64	14	(23)	76
Purchased oil and gas costs	—	—	15	—	—	15
Taxes other than income	—	—	42	4	—	46
Exploration	30	1	59	—	5	95
Depreciation, depletion, and amortization	174	99	320	9	—	602
Asset retirement obligation accretion	—	18	8	—	—	26
Impairments	—	—	240	—	—	240
	346	221	914	27	(19)	1,489
Operating Income (Loss)(3)	$250	$139	$(254)	$(3)	$(5)	127
Other Income (Expense):
Gain on divestitures						17
Derivative instrument losses, net						(8)
Other						(7)
General and administrative						(102)
Transaction, reorganization, and separation						(6)
Financing costs, net						(173)
Loss Before Income Taxes						$(152)

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Six Months Ended June 30, 2019
Revenues:
Oil revenues	$1,037	$637	$1,033	$—	$—	$2,707
Natural gas revenues	151	50	153	—	—	354
Natural gas liquids revenues	7	11	173	—	—	191
Oil, natural gas, and natural gas liquids production revenues	1,195	698	1,359	—	—	3,252
Purchased oil and gas sales	—	—	42	—	—	42
Midstream service affiliate revenues	—	—	—	58	(58)	—
	1,195	698	1,401	58	(58)	3,294
Operating Expenses:
Lease operating expenses	250	164	342	—	(2)	754
Gathering, processing, and transmission	22	23	145	30	(56)	164
Purchased oil and gas costs	—	—	37	—	—	37
Taxes other than income	—	—	91	6	—	97
Exploration	62	2	92	—	8	164
Depreciation, depletion, and amortization	361	198	673	16	—	1,248
Asset retirement obligation accretion	—	37	15	1	—	53
Impairments	—	—	240	—	—	240
	695	424	1,635	53	(50)	2,757
Operating Income (Loss)(3)	$500	$274	$(234)	$5	$(8)	537
Other Income (Expense):
Gain on divestitures, net						20
Derivative instrument losses, net						(38)
Other, net						(1)
General and administrative						(225)
Transaction, reorganization, and separation						(10)
Financing costs, net						(270)
Income Before Income Taxes						$13

Total Assets(4)	$4,035	$2,568	$12,710	$2,434	$59	$21,806

(1)	Includes revenue from non-customers of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Oil	$(18)	$111	$27	$218
Natural gas	—	9	3	21
Natural gas liquids	—	—	—	1

(2)	Includes a noncontrolling interest in Egypt and Altus.

(3)
The operating income (loss) of U.S. and Egypt includes leasehold and other asset impairments totaling $29 million and $22 million, respectively, for the second quarter of 2020. The operating income of U.S., Egypt, and North Sea includes leasehold and other asset impairments totaling $4.0 billion, $533 million, and $7 million, respectively, for the first six months of 2020. The operating income of U.S. and Egypt includes leasehold and other asset impairments totaling $277 million and $2 million, respectively, for the second quarter of 2019. The operating income of U.S. and Egypt includes leasehold and other asset impairments totaling $298 million and $4 million, respectively, for the first six months of 2019.

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
The global economy and the energy industry have been deeply impacted by the effects of the coronavirus disease 2019 (COVID-19) pandemic and related governmental actions. Uncertainty in the oil markets and the negative demand implications of the COVID-19 pandemic continue to impact oil supply and demand. As with previous changes in a volatile price environment, Apache has continued to respond quickly and decisively, taking the following actions:

•
Establishing and implementing a wide range of fit-for-purpose protocols and procedures to ensure a safe and productive work environment across the Company’s diversified global onshore and offshore operations.

•
Executing planned activity reductions on schedule and delivering upstream capital investment for the first half of 2020 of $658 million, a 45 percent reduction from the comparative prior-year period. This reduction included eliminating nearly all U.S. drilling and completion activity by May 2020 and reducing planned activity in Egypt and the North Sea.

•
Implementing an organizational redesign, which will achieve a combined overhead and LOE (as defined below) cost savings of more than $300 million annually, with estimated cash savings, net of severance and restructuring costs, of $225 million in 2020.

•	Decreasing the Company’s dividend by 90 percent beginning in the first quarter of 2020, preserving approximately $340 million of cash flow on an annualized basis and strengthening liquidity.

•
Further protecting cash flows from downside price dislocation by entering into a substantial hedge position, primarily surrounding second-half 2020 production, as the Company believes there will be higher volatility risk during this period.

•
Conducting, on a continuous basis, thorough price sensitivity analyses and operational evaluations of producing wells across the Company’s portfolio that allows for a methodical and integrated approach to production shut-ins and curtailments with a focus on preserving cash flows in a distressed price environment and protecting the Company’s assets.

The Company remains committed to its longer-term objectives, which still hold true despite the current environment, to maintain a balanced asset portfolio, invest for long-term returns over production growth, and budget conservatively to generate free cash flow that can be directed on a priority basis to debt reduction. Apache closely monitors hydrocarbon pricing fundamentals and will reallocate capital as part of its ongoing planning process. For additional detail on the Company’s forward capital investment outlook, refer to “Capital and Operational Outlook” below.

Given the recent economic downturn and continued commodity price volatility, Apache reported a second quarter loss of $386 million, or $1.02 per common share, compared to a loss of $360 million, or $0.96 per common share, in the second quarter of 2019. Daily production in the second quarter of 2020 averaged 435 Mboe/d, a decrease of four percent from the comparative prior-year quarter driven primarily by the Company’s divestiture of non-core, gas-weighted assets in the Oklahoma and Texas panhandle areas, natural decline in the U.S., and production curtailments in the U.S. and North Sea in response to substantially lower commodity prices. The Company generated $586 million of cash from operating activities during the quarter, a decrease of 60 percent from the second quarter of 2019 driven by lower revenues. Apache ended the quarter with $135 million of cash.
Operational Highlights
Key operational highlights for the quarter include:
United States

•
Second quarter equivalent production from Apache’s U.S. assets decreased five percent from the second quarter of 2019 as a result of reduced activity in response to commodity price weakness. The Company averaged 2 rigs in the U.S. during the second quarter of 2020, compared to 12 average rigs in the prior-year quarter. As of the end of the quarter, the Company had eliminated all U.S. drilling and completion activity in the U.S.

International

•
Egypt gross production decreased 13 percent, and net production decreased 3 percent from the second quarter of 2019, primarily a result of natural decline and fewer wells brought on-line during the period. The Company continues to build and enhance its robust drilling inventory in the country, supplemented with recent seismic acquisitions and new play concept evaluations on both new and existing acreage.

•
The North Sea averaged 2 rigs and completed 1 gross development well during the second quarter of 2020. The Company’s daily production in the North Sea decreased four percent from the second quarter 2019, primarily the result of natural decline and production curtailments.

•
In April 2020, Apache announced a significant oil discovery at the Sapakara West-1 well drilled offshore Suriname on Block 58. Sapakara West-1 was drilled to a depth of approximately 6,300 meters (20,700 feet) and successfully tested for the presence of hydrocarbons in multiple stacked targets in the upper Cretaceous-aged Campanian and Santonian intervals. This follows the January 2020 announcement of a discovery at the Maka Central-1 well, for which the Company submitted a plan of appraisal during the quarter. Apache holds a 50 percent working interest in Block 58.

•
In July 2020, Apache announced a major oil discovery at the Kwaskwasi-1 well drilled offshore Suriname on Block 58. Kwaskwasi-1 was drilled to a depth of approximately 6,645 meters (21,800 feet) and successfully tested for the presence of hydrocarbons in multiple stacked targets in the upper Cretaceous-aged Campanian and Santonian intervals. This is the third consecutive oil discovery offshore Suriname. The Company will drill a fourth exploration well in the block at the Keskesi prospect immediately following conclusion of operations at the Kwaskwasi-1 well, after which Apache will transition operatorship of the block to its partner Total S.A.

Results of Operations
Oil and Gas Revenues
Apache’s oil and gas revenues and respective contribution to revenues by country are as follows:

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Oil Revenues:
United States	$198	39%	$537	38%	$626	41%	$1,033	38%
Egypt(1)	187	36%	523	38%	520	33%	1,037	38%
North Sea	128	25%	337	24%	399	26%	637	24%
Total(1)	$513	100%	$1,397	100%	$1,545	100%	$2,707	100%
Natural Gas Revenues:
United States	$53	41%	$30	25%	$92	36%	$153	43%
Egypt(1)	70	54%	70	60%	135	54%	151	43%
North Sea	7	5%	18	15%	26	10%	50	14%
Total(1)	$130	100%	$118	100%	$253	100%	$354	100%
Natural Gas Liquids (NGL) Revenues:
United States	$50	93%	$75	90%	$121	90%	$173	91%
Egypt(1)	1	2%	3	4%	4	3%	7	3%
North Sea	3	5%	5	6%	10	7%	11	6%
Total(1)	$54	100%	$83	100%	$135	100%	$191	100%
Oil and Gas Revenues:
United States	$301	43%	$642	40%	$839	43%	$1,359	42%
Egypt(1)	258	37%	596	37%	659	34%	1,195	37%
North Sea	138	20%	360	23%	435	23%	698	21%
Total(1)	$697	100%	$1,598	100%	$1,933	100%	$3,252	100%

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The following table presents production volumes by country:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Oil Volume – b/d
United States	94,471	(8)%	103,010	98,042	(7)%	105,878
Egypt(1)(2)	79,839	(5)%	83,761	76,509	(13)%	87,667
North Sea	47,016	(6)%	50,055	51,139	(2)%	52,279
Total	221,326	(7)%	236,826	225,690	(8)%	245,824
Natural Gas Volume – Mcf/d
United States	518,156	(13)%	594,238	557,999	(17)%	668,858
Egypt(1)(2)	279,561	1%	277,552	267,070	(10)%	296,425
North Sea	52,612	5%	50,121	59,945	12%	53,488
Total	850,329	(8)%	921,911	885,014	(13)%	1,018,771
NGL Volume – b/d
United States	69,759	13%	61,974	75,570	25%	60,428
Egypt(1)(2)	909	1%	898	914	(11)%	1,023
North Sea	1,733	4%	1,673	1,934	11%	1,748
Total	72,401	12%	64,545	78,418	24%	63,199
BOE per day(3)
United States	250,589	(5)%	264,024	266,612	(4)%	277,782
Egypt(1)(2)	127,342	(3)%	130,917	121,934	(12)%	138,094
North Sea(4)	57,517	(4)%	60,082	63,064	—	62,942
Total	435,448	(4)%	455,023	451,610	(6)%	478,818

(1)	Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Oil (b/d)	171,897	198,534	177,762	201,245
Natural Gas (Mcf/d)	642,003	729,378	648,706	742,474
NGL (b/d)	1,649	1,840	1,715	1,952

(2)	Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Oil (b/d)	26,609	27,939	25,604	29,239
Natural Gas (Mcf/d)	92,625	92,639	89,148	98,990
NGL (b/d)	303	299	304	341

(3)
The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

(4)
Average sales volumes from the North Sea for the second quarter of 2020 and 2019 were 54,996 boe/d and 64,156 boe/d, respectively, and 64,133 boe/d and 63,669 boe/d for the first six months of 2020 and 2019, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing
The following table presents pricing information by country:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Average Oil Price - Per barrel
United States	$23.02	(60)%	$57.25	$35.09	(35)%	$53.90
Egypt	25.80	(62)%	68.60	37.36	(43)%	65.36
North Sea	31.55	(54)%	68.43	41.94	(37)%	66.35
Total	25.77	(60)%	63.71	37.44	(38)%	60.65
Average Natural Gas Price - Per Mcf
United States	$1.13	105%	$0.55	$0.90	(29)%	$1.26
Egypt	2.73	(2)%	2.80	2.78	(1)%	2.82
North Sea	1.43	(64)%	3.99	2.41	(53)%	5.18
Total	1.68	19%	1.41	1.57	(18)%	1.92
Average NGL Price - Per barrel
United States	$7.81	(42)%	$13.57	$8.77	(45)%	$15.96
Egypt	20.97	(36)%	32.90	26.36	(26)%	35.56
North Sea	20.35	(40)%	33.67	29.29	(21)%	37.27
Total	8.28	(42)%	14.37	9.48	(44)%	16.87
Second-Quarter 2020 compared to Second-Quarter 2019
Crude Oil Revenues Crude oil revenues for the second quarter of 2020 totaled $513 million, an $884 million decrease from the comparative 2019 quarter. A 60 percent decrease in average realized prices reduced second-quarter 2020 revenues by $832 million compared to the prior-year quarter, while 7 percent lower average daily production decreased revenues by $52 million. Crude oil accounted for 74 percent of oil and gas production revenues and 51 percent of the Company’s worldwide production in the second quarter of 2020. Crude oil prices realized in the second quarter of 2020 averaged $25.77 per barrel, compared with $63.71 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production decreased 15.5 Mb/d to 221.3 Mb/d in the second quarter of 2020 from the comparative prior-year period, primarily a result of lower gross production due to the sale of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets in the U.S. Additionally, given the increased volatility of oil, natural gas, and natural gas liquids prices, Apache elected to curtail production in the United States and the North Sea during the second quarter of 2020. The majority of the Company’s curtailed volumes were returned to production by the end of the second quarter of 2020, with approximately 4 Mb/d remaining curtailed in the Permian as of the date of this filing.
Natural Gas Revenues Gas revenues for the second quarter of 2020 totaled $130 million, a $12 million increase from the comparative 2019 quarter. A 19 percent increase in average realized prices increased second-quarter 2020 revenues by $23 million compared to the prior-year quarter, while 8 percent lower average daily production decreased revenues by $11 million. Natural gas accounted for 19 percent of Apache’s oil and gas production revenues and 33 percent of its equivalent production during the second quarter of 2020.
The Company’s worldwide natural gas production decreased 72 MMcf/d to 850 MMcf/d in the second quarter of 2020 from the comparative prior-year period, primarily a result of the sale of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets in the U.S. and impacts from Apache’s production curtailment program. Virtually all of the Company’s North Sea and Alpine High volumes have been returned to production.
NGL Revenues NGL revenues for the second quarter of 2020 totaled $54 million, a $29 million decrease from the comparative 2019 quarter. A 42 percent decrease in average realized prices reduced second-quarter 2020 revenues by $35 million compared to the prior-year quarter, while 12 percent higher average daily production increased revenues by $6 million. NGLs accounted for 7 percent of Apache’s oil and gas production revenues and 16 percent of its equivalent production during the second quarter of 2020.

The Company’s worldwide production of NGLs increased 7.9 Mb/d to 72.4 Mb/d in the second quarter of 2020 from the comparative prior-year period, primarily a result of the Alpine High development and cryogenic processing capacity commencing during the second half of 2019, partially offset by a decrease from the sale of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets in the U.S.
Year-to-Date 2020 compared to Year-to-Date 2019
Crude Oil Revenues Crude oil revenues for the first six months of 2020 totaled $1.5 billion, a $1.2 billion decrease from the comparative 2019 period. A 38 percent decrease in average realized prices reduced 2020 oil revenues by $1.0 billion compared to the prior-year period, while 8 percent lower average daily production reduced revenues by $126 million. Crude oil accounted for 80 percent of oil and gas production revenues and 50 percent of worldwide production for the first six months of 2020, compared to 83 percent and 51 percent, respectively, for the 2019 period. Crude oil prices realized in the first six months of 2020 averaged $37.44 per barrel, compared with $60.65 per barrel in the comparative prior-year period.
The Company’s worldwide oil production decreased 20.1 Mb/d to 225.7 Mb/d in the first six months of 2020 from the comparative prior-year period, primarily a result of lower gross production in Egypt due to natural decline, the sale of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets in the U.S., and the Company’s production curtailment program during the second quarter of 2020.
Natural Gas Revenues Gas revenues for the first six months of 2020 totaled $253 million, a $101 million decrease from the comparative 2019 period. An 18 percent decrease in average realized prices reduced 2020 natural gas revenues by $64 million compared to the prior-year period, while 13 percent lower average daily production decreased revenues by $37 million. Natural gas accounted for 13 percent of Apache’s oil and gas production revenues and 33 percent of its equivalent production for the first six months of 2020, compared to 11 percent and 35 percent, respectively, for the 2019 period.
The Company’s worldwide natural gas production decreased 133.8 MMcf/d to 885.0 MMcf/d in the first six months of 2020 from the comparative prior-year period, primarily a result of the sale of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets in the U.S., lower gross production in Egypt due to natural decline, and the Company’s production curtailment program during the second quarter of 2020.
NGL Revenues NGL revenues for the first six months of 2020 totaled $135 million, a $56 million decrease from the comparative 2019 period. A 44 percent decrease in average realized prices decreased 2020 NGL revenues by $84 million compared to the prior-year period, while 24 percent higher average daily production increased revenues by $28 million. NGLs accounted for nearly 7 percent of oil and gas production revenues and 17 percent of its equivalent production for the first six months of 2020, compared to 6 percent and 14 percent, respectively, for the 2019 period.
The Company’s worldwide production of NGLs increased 15.2 Mb/d to 78.4 Mb/d in the first six months of 2020 from the comparative prior-year period, primarily a result of the Alpine High development partially offset by the sale of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets in the U.S.
Altus Midstream Revenues
Altus Midstream services revenues generated through Altus’ fee-based contractual arrangements with Apache totaled $31 million and $24 million during the second quarters of 2020 and 2019, respectively, and $72 million and $58 million during the first six months of 2020 and 2019, respectively. These affiliated revenues are eliminated upon consolidation. The increases compared to the prior-year periods were primarily driven by higher throughput of rich natural gas volumes at Alpine High due to increased capacity as a result of three cryogenic processing trains coming on-line during 2019.
Purchased Oil and Gas Sales
Purchased oil and gas sales for the second quarter and first six months of 2020 totaled $55 million and $163 million, respectively, a $37 million and $121 million increase from the prior-year periods, respectively, and were primarily offset by associated costs totaling $46 million and $132 million in the second quarter and first six months of 2020, respectively.

Operating Expenses
The table below presents a comparison of the Company’s operating expenses. All operating expenses include costs attributable to a noncontrolling interest in Egypt and Altus.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Lease operating expenses	$264	$389	$599	$754
Gathering, processing, and transmission	72	76	143	164
Purchased oil and gas costs	46	15	132	37
Taxes other than income	23	46	56	97
Exploration	72	95	129	164
General and administrative	94	102	162	225
Transaction, reorganization, and separation	10	6	37	10
Depreciation, depletion, and amortization:
Oil and gas property and equipment	387	562	918	1,169
GPT assets	19	25	39	48
Other assets	12	15	27	31
Asset retirement obligation accretion	27	26	54	53
Impairments	20	240	4,492	240
Financing costs, net	(34)	173	69	270
Lease Operating Expenses (LOE) LOE decreased $125 million, or 32 percent, and $155 million, or 21 percent, for the second quarter and first six months of 2020, respectively, on an absolute dollar basis relative to the comparable periods of 2019. On a per-unit basis, LOE decreased 28 percent and 16 percent for the second quarter and first six months of 2020, respectively, compared to the prior-year periods. The decrease in absolute dollar costs was driven by reduced activity, labor costs, and fuel costs associated with lower commodity prices, the Company’s organizational redesign and other cost cutting efforts. In addition, absolute dollar costs are lower in the current year as a result of the mid-2019 divestitures of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets in the U.S.
Gathering, Processing, and Transmission (GPT) GPT expenses include processing and transmission costs paid to third-party carriers and to Altus for Apache’s upstream natural gas production associated with its Alpine High play. GPT expenses also include midstream operating costs incurred by Altus. The following table presents a summary of these expenses:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Third-party processing and transmission costs	$62	$62	$123	$134
Midstream service affiliate costs	32	23	72	56
Upstream processing and transmission costs	94	85	195	190
Midstream operating expenses	10	14	20	30
Intersegment eliminations	(32)	(23)	(72)	(56)
Total Gathering, processing, and transmission	$72	$76	$143	$164
GPT costs decreased $4 million and $21 million from the second quarter and first six months of 2019. Third-party processing and transmission costs remained flat compared to the second quarter of 2019 and decreased $11 million compared to the first six months of 2019. The year-to-date decrease is primarily driven by a decrease in contracted pricing and the Company’s sale of non-core assets in Oklahoma and Texas. Midstream operating expenses decreased $4 million and $10 million from the second quarter and first six months of 2019, primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to Altus’ centralized Diamond cryogenic complex starting in the second quarter of 2019. The transition resulted in decreases in employee-related costs, contract labor, lower supplies expenses, and lower equipment rentals.

Midstream service affiliate costs increased $9 million and $16 million from the second quarter and first six months of 2019, primarily driven by higher throughput of rich natural gas volumes at Alpine High.
Purchased Oil and Gas Costs Purchased oil and gas costs for the second quarter and first six months of 2020 totaled $46 million and $132 million, respectively, an increase of $31 million and $95 million, respectively, from the prior-year periods, and were more than offset by associated sales totaling $55 million and $163 million in the second quarter and first six months of 2020, respectively.
Taxes other than Income Taxes other than income decreased $23 million and $41 million from the second quarter and first six months of 2019, respectively, primarily the result of a decrease in severance taxes on lower commodity prices and the divestiture of the Company’s non-core assets in Oklahoma and Texas.
Exploration Expenses Exploration expenses include unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. The following table presents a summary of exploration expenses:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Unproved leasehold impairments	$31	$39	$50	$62
Dry hole expense	23	18	47	28
Geological and geophysical expense	4	18	7	36
Exploration overhead and other	14	20	25	38
Total Exploration	$72	$95	$129	$164
Exploration expenses in the second quarter and first six months of 2020 decreased $23 million and $35 million, respectively, compared to the prior-year periods. Geological and geophysical expense decreased $14 million and $29 million in the second quarter and first six months of 2020, respectively, and exploration overhead and other decreased $6 million and $13 million in the second quarter and first six months of 2020, respectively. The 2019 periods reflect large-scale seismic surveys in Egypt and higher delay rentals in the U.S. Dry hole expense increased $5 million and $19 million in the second quarter and first six months of 2020, respectively, primarily related to onshore exploration wells in the U.S. and Egypt and a Beryl exploration well in the North Sea. Unproved impairments decreased $8 million and $12 million in the second quarter and first six months of 2020, respectively. Higher leasehold impairments in the 2019 period were associated with relinquishing offshore Gulf of Mexico leasehold acreage.
General and Administrative (G&A) Expenses G&A expense for the second quarter and first six months of 2020 decreased $8 million and $63 million, respectively, compared to the prior-year periods, primarily related to cost-cutting measures associated with the Company’s organizational redesign efforts. The first half of 2020 also reflects lower cash-based stock compensation expense resulting from a decrease in the Company’s stock price.
Transaction, Reorganization, and Separation (TRS) Costs TRS costs for the second quarter and first six months of 2020 totaled $10 million and $37 million, respectively, an increase of $4 million and $27 million from the prior-year periods, respectively. The increase was related to severance costs associated with the Company’s reorganization efforts announced during the fourth quarter of 2019.
In recent years, the Company has streamlined its portfolio through strategic divestitures and centralized certain operational activities in an effort to capture greater efficiencies and cost savings through shared services. During the second half of 2019, management initiated a comprehensive redesign of Apache’s organizational structure and operations that it believes will better position the Company to be competitive for the long-term and further reduce recurring costs. On April 1, 2020, the Company announced annual cost reduction targets for this initiative were increased from $150 million to $300 million in response to oil demand implications stemming from the COVID-19 global pandemic and related governmental actions. Reorganization efforts were substantially completed during the first half of 2020. The Company expects to incur an estimated $5 million to $10 million of additional expenses associated with this reorganization throughout the remainder of 2020 for anticipated severance, relocation, and similar costs.

Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense decreased $175 million and $251 million compared to the second quarter and first six months of 2019, respectively. The Company’s oil and gas property DD&A rate decreased $3.63 per boe and $2.32 per boe in the second quarter and first six months of 2020, respectively, from the prior-year periods. The decreases are primarily the result of lower production volumes and lower asset property balances associated with proved property impairments recorded in the first quarter of 2020 and fourth quarter of 2019. GPT depreciation decreased $6 million and $9 million from the second quarter and first six months of 2019, respectively, primarily the result of impairments recorded to the carrying value of the Altus GPT facilities in the fourth quarter of 2019.
Impairments The Company recorded asset impairments in connection with fair value assessments in the second quarter and first six months of 2020 totaling $20 million and $4.5 billion, respectively. The Company recorded a $20 million proved property impairment in Egypt in the second quarter of 2020. In the first quarter of 2020, the Company recorded impairments of $4.3 billion for oil and gas proved properties in the U.S., Egypt, and North Sea, $68 million for GPT facilities in Egypt, $87 million for goodwill in Egypt, and $18 million for inventory and other miscellaneous assets, including charges for the early termination of drilling rig leases. The Company recorded asset impairments totaling $240 million for each of the second quarter and first six months of 2019 on assets held-for-sale in the western Anadarko Basin in Oklahoma and Texas. For more information regarding asset impairments, please refer to “Fair Value Measurements,” “Oil and Gas Property,” and “Gathering, Processing, and Transmission Facilities” within Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financing Costs, Net Financing costs incurred during the periods comprised the following:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Interest expense	$107	$109	$214	$216
Amortization of debt issuance costs	2	1	4	3
Capitalized interest	(2)	(9)	(6)	(17)
Loss (gain) on extinguishment of debt	(140)	75	(140)	75
Interest income	(1)	(3)	(3)	(7)
Financing costs, net	$(34)	$173	$69	$270
Net financing costs decreased $207 million and $201 million compared with the second quarter and first six months of 2019, respectively, primarily a result of a $140 million gain on extinguishment of debt in the second quarter of 2020 compared to a $75 million loss on extinguishment of debt in the prior-year period.
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
During the second quarters of 2020 and 2019, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. Apache’s 2020 year-to-date effective income tax rate was primarily impacted by oil and gas asset impairments, a goodwill impairment, and an increase in the amount of valuation allowance against its U.S. deferred tax assets. Apache’s 2019 year-to-date effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against the Company’s U.S. deferred tax assets.
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

Capital and Operational Outlook
The Company continues to prudently manage its capital program against a volatile price environment and the prolonged effects of the COVID-19 pandemic. In response to the current crises, Apache’s immediate course of action was to actively reduce its cost structure, protect its balance sheet, and manage operations to preserve cash flow. Under a reduced capital budget for 2020, these actions include:

•	continuing to advance exploratory and appraisal programs in Suriname under the terms of the Company’s joint venture with Total S.A.;

•
allocating a portion of the reduced capital spending to Egypt and the North Sea to maintain their capacity to generate cash flow and generally provide better returns than onshore U.S. in lower price environments; and

•	eliminating virtually all U.S. drilling and completion activity.
Apache’s diversified global portfolio provides the ability to quickly optimize capital allocation as market conditions change. The current crisis, however, is still evolving and may become more severe and complex. As a result, the COVID-19 pandemic may still materially and adversely affect Apache’s results in a manner that is either not currently known or that the Company does not currently consider to be a significant risk to its business. For additional information about the business risks relating to the COVID-19 pandemic and related governmental actions, please refer to Part II, Item 1A—Risk Factors of this Current Report on Form 10-Q.
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
Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of Apache’s drilling program and its ability to add reserves economically. Changes in commodity prices also impact estimated quantities of proved reserves. In the first six months of 2020, Apache recognized negative reserve revisions of approximately 8 percent of its year-end 2019 estimated proved reserves as a result of lower prices. If prices for the remainder of 2020 were to approximate commodity future prices as of June 30, 2020, Apache would likely report additional negative revisions when calculated on a basis consistent with previous reserve disclosures. However, as a result of the substantial uncertainty surrounding economic conditions, such as worldwide supply and demand, future service costs, and other prolonged effects of the COVID-19 pandemic, the Company is unable to estimate any future revisions at this time.
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

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Six Months Ended June 30,
	2020	2019
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$586	$1,454
Proceeds from Apache credit facility, net	565	—
Proceeds from Altus credit facility, net	97	—
Proceeds from sale of oil and gas properties	126	247
Fixed-rate debt borrowings	—	989
Redeemable noncontrolling interest - Altus Preferred Unit limited partners	—	611
	1,374	3,301
Uses of Cash and Cash Equivalents:
Additions to oil and gas property(1)	$838	$1,386
Additions to Altus gathering, processing, and transmission facilities(1)	25	246
Leasehold and property acquisitions	3	34
Altus equity method interests	154	438
Payments on fixed-rate debt	264	1,000
Dividends paid	104	188
Distributions to noncontrolling interest - Egypt	40	164
Other	58	10
	1,486	3,466
Decrease in cash and cash equivalents	$(112)	$(165)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this Quarterly Report on Form 10-Q, which include accruals.
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
Net cash provided by operating activities for the first six months of 2020 totaled $586 million, a decrease of $868 million from the first six months of 2019. The decrease primarily reflects lower commodity prices compared to the prior-year period.
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
Proceeds from Apache Credit Facility, Net During the first six months of 2020, Apache borrowed $565 million under its credit facility, which is classified as long-term debt as of June 30, 2020. The Company had no borrowings under the revolver during the first six months of 2019.
Proceeds from Altus Credit Facility, Net The construction of Altus’ gathering and processing assets and the exercise of its options for equity interests in four Permian Basin long-haul pipeline entities required capital expenditures in excess of Altus’ cash on hand and operational cash flows. During the first six months of 2020, Altus Midstream LP borrowed $97 million under its revolving credit facility. With Shin Oak NGL Pipeline, Gulf Coast Express Pipeline Project, and EPIC crude oil pipeline already in service, the Company anticipates Altus Midstream LP’s existing capital resources will be sufficient to fund Altus Midstream LP’s continuing obligations, primarily related to the remaining construction of the Permian Highway Pipeline.

Asset Divestitures The Company recorded proceeds from non-core asset divestitures totaling $126 million and $247 million in the first six months of 2020 and 2019, respectively. For more information regarding the Company’s acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Uses of Cash and Cash Equivalents
Additions to Oil & Gas Property During the first six months of 2020, exploration and development cash expenditures totaled $838 million, compared to $1.4 billion for the first six months of 2019, a reflection of the Company’s reduced capital program. A majority of the expenditures shifted from Apache’s Permian Basin assets to its Egypt assets over the first half of 2020 as the Company eliminated nearly all drilling and completion activities in the U.S. by May 2020. Apache operated an average of 12 drilling rigs during the second quarter of 2020 compared to 22 drilling rigs in the prior-year quarter.
Additions to Altus GPT Facilities Apache’s cash expenditures in GPT facilities totaled $25 million and $246 million in the first six months of 2020 and 2019, respectively, nearly all comprising midstream infrastructure expenditures incurred by Altus, which were substantially completed as of December 31, 2019. Altus management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and any potential third-party customers. As such, Altus expects capital requirements for its existing infrastructure assets for the remainder of 2020 to be primarily related to maintenance of these assets.
Altus Equity Method Interests Altus made acquisitions and contributions of $154 million and $438 million in the first six months of 2020 and 2019, respectively, for equity interests in four Permian Basin long-haul pipeline entities and received distributions of $42 million in the first six months of 2020 that are included in net cash provided by operating activities. The Company received no distributions from its equity method interests in the first six months of 2019. For more information regarding the Company’s equity method interests, please see Note 6—Equity Method Interests in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Payments on Fixed-Rate Debt During the quarter ended June 30, 2020, the Company purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $410 million for an aggregate purchase price of $267 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $147 million. These repurchases resulted in a $140 million net gain on extinguishment of debt, which is included in “Financing costs, net” in the Company’s statement of consolidated operations. The net gain includes an acceleration of related discount and debt issuance costs. The repurchases were financed by borrowings under the Company’s revolving credit facility.
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
Dividends For each of the six-month periods ended June 30, 2020 and 2019, the Company paid $104 million and $188 million, respectively, in dividends on its common stock. In the first quarter of 2020, Apache’s Board of Directors approved a reduction in the Company’s quarterly dividend per share from $0.25 to $0.025, effective for all dividends payable after March 12, 2020.

Egypt Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in Apache’s oil and gas business in Egypt. Apache made cash distributions totaling $40 million and $164 million to Sinopec in the first six months of 2020 and 2019, respectively.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	June 30, 2020	December 31, 2019
	(In millions)
Cash and cash equivalents	$135	$247
Total debt - Apache	8,324	8,170
Total debt - Altus	493	396
Equity (deficit)	(636)	4,465
Available committed borrowing capacity - Apache	2,640	4,000
Available committed borrowing capacity - Altus	307	404
Cash and Cash Equivalents The Company had $135 million in cash and cash equivalents as of June 30, 2020, of which approximately $2 million was held by Altus. The majority of the cash is invested in highly liquid, investment grade instruments with maturities of three months or less at the time of purchase.
Debt As of June 30, 2020, outstanding debt, which consisted of notes, debentures, credit facility borrowings, and finance lease obligations, totaled $8.8 billion. As of June 30, 2020, current debt included $292 million, net of discount, of 3.625% senior notes due February 1, 2021 and $2 million of finance lease obligations.
During the quarter ended June 30, 2020, the Company purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $410 million for an aggregate purchase price of $267 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $147 million. Apache intends to reduce debt outstanding under its indentures from time to time.
In March 2018, the Company entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of June 30, 2020. The facility is for general corporate purposes, and available committed borrowing capacity supports Apache’s commercial paper program. The facility has no collateral requirements, is not subject to borrowing base redetermination, and has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. As of June 30, 2020, there were $565 million of borrowings and aggregate £641 million in letters of credit outstanding under this facility. As of December 31, 2019, there were no borrowings or letters of credit outstanding under this facility. The outstanding letters of credit were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced the Company’s credit rating from BBB to BB+ on March 26, 2020.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of June 30, 2020 and December 31, 2019, there were $493 million and $396 million, respectively, of borrowings outstanding under this facility. As of June 30, 2020 and December 31, 2019, there were no letters of credit outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache or any of Apache’s other subsidiaries.
The Company was in compliance with the terms of its credit facilities as of June 30, 2020.
The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days. As a result of recent downgrades in Apache’s credit ratings, the Company does not expect that its commercial paper program will be cost competitive with its other financing alternatives and does not anticipate using it under such circumstances. As of June 30, 2020 and December 31, 2019, the Company had no commercial paper outstanding.

Off-Balance Sheet Arrangements Apache enters into customary agreements in the oil and gas industry for drilling rig commitments, firm transportation agreements, and other obligations as described in “Contractual Obligations” in Part II, Item 7 of the Form 10-K for the year ended December 31, 2019. There have been no material changes to the contractual obligations described therein.
Potential Asset Retirement Obligations
In 2013, Apache sold its Gulf of Mexico Shelf operations and properties (Transferred Assets) to Fieldwood Energy LLC (Fieldwood). Under the terms of the purchase agreement (Agreement), Apache received cash consideration of $3.75 billion and Fieldwood assumed $1.5 billion of discounted asset abandonment liabilities. In respect of such abandonment liabilities, Fieldwood posted letters of credit in favor of Apache (Letters of Credit) and established a trust account (Trust A), which is funded by a 10 percent net profits interest depending on future oil prices and of which Apache is the beneficiary. On February 14, 2018, Fieldwood filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with the 2018 bankruptcy, Fieldwood confirmed a plan under which Apache agreed, inter alia, to accept bonds in exchange for certain of the Letters of Credit. Currently, Apache holds two bonds (Bonds) and the remaining Letters of Credit to secure Fieldwood’s asset retirement obligations (AROs) on the Transferred Assets as and when such abandonment and decommissioning obligations are required to be performed over the remaining life of the Transferred Assets.
Given the current commodity price environment, decreased demand for oil and gas, and recent media reports, Fieldwood may be experiencing financial distress. If Fieldwood is in financial distress, then Apache does not know if, or to what extent, Fieldwood will be able to continue to perform its AROs with respect to the Transferred Assets. If Fieldwood fails to perform any of its AROs with respect to the Transferred Assets, then Apache’s remedy would be a claim for damages against Fieldwood for breach of its contractual obligations under the Agreement.
If Fieldwood fails to perform any of its AROs on the Transferred Assets, then Apache would expect the relevant governmental authorities to require Apache to perform, and hold Apache financially responsible for, such AROs to the extent not performed by Fieldwood. Pending resolution of any claim by Apache for breach of the Agreement, Apache may be forced to use available cash to cover the costs it incurs for performing such AROs. While Apache anticipates that all, or a portion, of such costs would be reimbursable to Apache under the remaining Letters of Credit, the Bonds and Trust A, it is possible that such decommissioning security may not be sufficient to cover all of the costs and expenses incurred by Apache in performing such AROs.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. These factors have only been heightened with uncertainty in oil markets being amplified late in the first quarter as the negative demand implications of the rapidly spreading COVID-19 pandemic became more apparent. The Company continually monitors its market risk exposure, including the impact and developments related to the COVID-19 pandemic, which introduced significant volatility in the financial markets subsequent to the year ended December 31, 2019.
For the second quarter of 2020, the Company’s average crude oil realizations decreased 60 percent to $25.77 per barrel from $63.71 per barrel in the comparable period of 2019. The Company’s average natural gas price realizations increased 19 percent to $1.68 per Mcf in the second quarter of 2020 from $1.41 per Mcf in the comparable period of 2019. The Company’s average NGL realizations decreased 42 percent to $8.28 per barrel in the second quarter of 2020 from $14.37 per barrel in the comparable period of 2019. Based on average daily production for the second quarter of 2020, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $20 million, a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $7 million.

Apache periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. Apache does not hold or issue derivative instruments for trading purposes. As of June 30, 2020, the Company had open oil derivatives not designated as cash flow hedges in a liability position with a fair value of $94 million. A 10 percent increase in oil prices would increase the liability by approximately $71 million, while a 10 percent decrease in prices would decrease the liability by approximately $66 million. These fair value changes assume volatility based on prevailing market parameters at June 30, 2020. See Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
At June 30, 2020, Apache had approximately $7.8 billion net carrying value of notes and debentures outstanding, all of which was fixed-rate debt, with a weighted average interest rate of 4.87 percent. Although near-term changes in interest rates may affect the fair value of Apache’s fixed-rate debt, they do not expose the Company to the risk of earnings or cash flow loss associated with that debt. Apache is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its commercial paper program and credit facilities. As of June 30, 2020, the Company’s cash and cash equivalents totaled approximately $135 million, approximately 53 percent of which was invested in money market funds and short-term investments with major financial institutions. As of June 30, 2020, the Company had credit facility borrowings of $565 million. A change in the interest rate applicable to the Company’s short-term investments and credit facility borrowings would have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings under its commercial paper program, revolving credit facilities, and money market lines of credit.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $8 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of June 30, 2020.
The Company is subject to increased foreign currency risk associated with the effects of the U.K.’s withdrawal from the European Union. Apache has entered into foreign exchange contracts in order to minimize the impact of fluctuating exchange rates for the British pound on the Company’s operating expenses. As of June 30, 2020, the Company had outstanding foreign exchange contracts with a total notional amount of £81 million. A 10 percent strengthening of the British pound against the U.S. dollar would result in a foreign currency net gain of $2 million, while a 10 percent weakening of the British pound against the U.S. dollar would result in a loss of $11 million.

ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any changes related to the COVID-19 pandemic and the transition to our remote working environment.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Please refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Note 11—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

ITEM 1A.	RISK FACTORS
Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, Part II, Item 1A—Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Given the nature of its business, Altus Midstream Company may be subject to different and additional risks than those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and this Quarterly Report on Form 10-Q. For a description of these risks, please refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020 filed by Altus Midstream Company.
The global economy and the energy industry have been deeply impacted by the effects of the coronavirus disease 2019 (COVID-19) pandemic and related governmental actions. Uncertainty in the oil markets and the negative demand implications of the COVID-19 pandemic continue to impact oil supply and demand. The COVID-19 pandemic and its unprecedented consequences have amplified certain risks identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, including, without limitation, risks related to: the market prices of and supply and demand for oil, natural gas, NGLs, and other products or services; economic and competitive conditions; the availability of capital resources; the Company’s commodity hedging arrangements; production and reserve levels; capital expenditures and other contractual obligations; currency exchange rates; inflation rates; the availability of goods and services; legislative, regulatory, or policy changes; terrorism or cyberattacks; the occurrence of property acquisitions or divestitures; the impact of health and safety and other governmental regulations; deterioration of the political, economic, and social conditions in Egypt; the ability to access the capital markets; market-related risks; the Company’s ability to declare and pay dividends; and the Company’s exposure to customer, partner, and counterparty credit risk. Given the uncertainty regarding the duration and scope of the COVID-19 pandemic and its prolonged impact on the global economy and the energy industry, there can be no assurance that the pandemic will not materially and adversely affect the Company’s business, financial condition, cash flows, and results of operations in the future.

Any discussion of the impact of the COVID-19 pandemic included in this Quarterly Report on Form 10-Q speaks only as of the filing date of this Quarterly Report on Form 10-Q and is subject to change without notice, as the Company cannot predict all risks related to this rapidly evolving event.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2013 and 2014, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased from time to time either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through June 30, 2020, had repurchased a total of 40 million shares at an average price of $79.18 per share. During the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares and did not purchase any shares during the first six months of 2020.

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
Amended and Restated Bylaws of Registrant, dated October 31, 2019 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, SEC File No. 001-4300).

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101	–
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interest and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE CORPORATION

Dated:	July 30, 2020	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	July 30, 2020	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)