Form 10-Q
period 2020-09-30
APACHE CORP
filed 2020-11-05
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2020	377,478,182

Forward-Looking Statements and Risk
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2019, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:

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

•	other risks and uncertainties disclosed in the Company’s third-quarter 2020 earnings release;

•	other factors disclosed under Part II, Item 1A—Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020;

•	other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; and

•	any other factors disclosed in the other filings that the Company makes with the Securities and Exchange Commission.
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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except per common share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$1,046	$1,438	$2,979	$4,690
Purchased oil and gas sales	74	30	237	72
Total revenues	1,120	1,468	3,216	4,762
Derivative instrument gains (losses), net	16	(2)	(262)	(40)
Gain (loss) on divestitures, net	(1)	—	24	20
Other, net	9	34	41	33
	1,144	1,500	3,019	4,775
OPERATING EXPENSES:
Lease operating expenses	259	350	858	1,104
Gathering, processing, and transmission	63	66	206	230
Purchased oil and gas costs	75	23	207	60
Taxes other than income	34	44	90	141
Exploration	58	56	187	220
General and administrative	52	98	214	323
Transaction, reorganization, and separation	7	7	44	17
Depreciation, depletion, and amortization	398	711	1,382	1,959
Asset retirement obligation accretion	27	27	81	80
Impairments	—	9	4,492	249
Financing costs, net	99	95	168	365
	1,072	1,486	7,929	4,748
NET INCOME (LOSS) BEFORE INCOME TAXES	72	14	(4,910)	27
Current income tax provision	58	141	120	514
Deferred income tax benefit	(27)	(10)	(71)	(52)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	41	(117)	(4,959)	(435)
Net income (loss) attributable to noncontrolling interest - Egypt	24	38	(138)	125
Net income (loss) attributable to noncontrolling interest - Altus	2	(3)	(7)	(5)
Net income attributable to Altus Preferred Unit limited partners	19	18	56	22
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(4)	$(170)	$(4,870)	$(577)

NET LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.45)	$(12.89)	$(1.53)
Diluted	$(0.02)	$(0.45)	$(12.89)	$(1.53)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	378	377	378	377
Diluted	378	377	378	377

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$41	$(117)	$(4,959)	$(435)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income (loss)	1	(1)	—	(1)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	42	(118)	(4,959)	(436)
Comprehensive income (loss) attributable to noncontrolling interest - Egypt	24	38	(138)	125
Comprehensive income (loss) attributable to noncontrolling interest - Altus	2	(3)	(7)	(5)
Comprehensive income attributable to Altus Preferred Unit limited partners	19	18	56	22
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCK	$(3)	$(171)	$(4,870)	$(578)

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(4,959)	$(435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized derivative instrument losses, net	142	52
Gain on divestitures	(24)	(20)
Exploratory dry hole expense and unproved leasehold impairments	138	107
Depreciation, depletion, and amortization	1,382	1,959
Asset retirement obligation accretion	81	80
Impairments	4,492	249
Deferred income tax benefit	(71)	(52)
Loss (gain) on extinguishment of debt	(152)	75
Other	45	35
Changes in operating assets and liabilities:
Receivables	202	124
Inventories	16	(16)
Drilling advances	(10)	(2)
Deferred charges and other	(7)	(1)
Accounts payable	(211)	(82)
Accrued expenses	(211)	(1)
Deferred credits and noncurrent liabilities	37	17
NET CASH PROVIDED BY OPERATING ACTIVITIES	890	2,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(1,075)	(2,015)
Additions to Altus gathering, processing, and transmission facilities	(27)	(294)
Leasehold and property acquisitions	(3)	(39)
Contributions to Altus equity method interests	(286)	(338)
Acquisition of Altus equity method interests	—	(670)
Proceeds from sale of oil and gas properties	132	590
Other, net	(17)	(17)
NET CASH USED IN INVESTING ACTIVITIES	(1,276)	(2,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Apache credit facility, net	87	—
Proceeds from Altus credit facility, net	184	235
Fixed-rate debt borrowings	1,238	989
Payments on fixed-rate debt	(980)	(1,150)
Distributions to noncontrolling interest - Egypt	(61)	(235)
Distributions to Altus Preferred Unit limited partners	(11)	—
Redeemable noncontrolling interest - Altus Preferred Unit limited partners	—	611
Dividends paid	(113)	(282)
Other	(43)	(25)
NET CASH PROVIDED BY FINANCING ACTIVITIES	301	143

NET DECREASE IN CASH AND CASH EQUIVALENTS	(85)	(551)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	247	714
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$162	$163

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$341	$318
Income taxes paid, net of refunds	153	473

The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

In millions except share and per-share amounts	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($2 and $6 related to Altus VIE)	$162	$247
Receivables, net of allowance of $95 and $88	899	1,062
Other current assets (Note 5) ($5 and $5 related to Altus VIE)	658	652
	1,719	1,961
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:
Proved properties	41,119	40,540
Unproved properties and properties under development	619	666
Gathering, processing, and transmission facilities ($212 and $203 related to Altus VIE)	677	799
Other ($3 and $4 related to Altus VIE)	1,138	1,140
	43,553	43,145
Less: Accumulated depreciation, depletion, and amortization ($10 and $1 related to Altus VIE)	(34,486)	(28,987)
	9,067	14,158
OTHER ASSETS:
Equity method interests (Note 6) ($1,524 and $1,258 related to Altus VIE)	1,524	1,258
Deferred charges and other ($5 and $4 related to Altus VIE)	565	730
	$12,875	$18,107
LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$395	$695
Current debt (nil and $10 related to Altus VIE)	184	11
Other current liabilities (Note 7) ($15 and $21 related to Altus VIE)	803	1,149
	1,382	1,855
LONG-TERM DEBT (Note 10) ($580 and $396 related to Altus VIE)	8,750	8,555
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	271	346
Asset retirement obligation (Note 8) ($63 and $60 related to Altus VIE)	1,859	1,811
Other ($184 and $107 related to Altus VIE)	650	520
	2,780	2,677
COMMITMENTS AND CONTINGENCIES (Note 11)
REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 12)	600	555
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 418,409,054 and 417,026,863 shares issued, respectively	262	261
Paid-in capital	11,741	11,769
Accumulated deficit	(10,471)	(5,601)
Treasury stock, at cost, 40,948,811 and 40,964,193 shares, respectively	(3,189)	(3,190)
Accumulated other comprehensive income	16	16
APACHE SHAREHOLDERS’ EQUITY (DEFICIT)	(1,641)	3,255
Noncontrolling interest - Egypt	938	1,137
Noncontrolling interest - Altus	66	73
TOTAL EQUITY (DEFICIT)	(637)	4,465
	$12,875	$18,107

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Unaudited)

	Redeemable Noncontrolling Interest — Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APACHE SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests	TOTAL EQUITY (DEFICIT)
		(In millions)
For the Quarter Ended September 30, 2019
BALANCE AT JUNE 30, 2019	$521	$261	$11,931	$(2,455)	$(3,190)	$4	$6,551	$1,603	$8,154
Net loss attributable to common stock	—	—	—	(170)	—	—	(170)	—	(170)
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	38	38
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(3)	(3)
Net income attributable to Altus Preferred Unit holders	18	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(71)	(71)
Common dividends ($0.25 per share)	—	—	(94)	—	—	—	(94)	—	(94)
Other	—	—	15	—	—	(1)	14	—	14
BALANCE AT SEPTEMBER 30, 2019	$539	$261	$11,852	$(2,625)	$(3,190)	$3	$6,301	$1,567	$7,868

For the Quarter Ended September 30, 2020
BALANCE AT JUNE 30, 2020	$592	$262	$11,744	$(10,467)	$(3,189)	$15	$(1,635)	$999	$(636)
Net loss attributable to common stock	—	—	—	(4)	—	—	(4)	—	(4)
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	24	24
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	2	2
Net income attributable to Altus Preferred Unit limited partners	19	—	—	—	—	—	—	—	—
Distributions to Altus Preferred Unit limited partners	(11)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(21)	(21)
Common dividends ($0.025 per share)	—	—	(10)	—	—	—	(10)	—	(10)
Other	—	—	7	—	—	1	8	—	8
BALANCE AT SEPTEMBER 30, 2020	$600	$262	$11,741	$(10,471)	$(3,189)	$16	$(1,641)	$1,004	$(637)
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTEREST – (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest — Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APACHE SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests	TOTAL EQUITY (DEFICIT)
		(In millions)
For the Nine Months Ended September 30, 2019
BALANCE AT DECEMBER 31, 2018	$—	$260	$12,106	$(2,048)	$(3,192)	$4	$7,130	$1,682	$8,812
Net loss attributable to common stock	—	—	—	(577)	—	—	(577)	—	(577)
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	125	125
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(5)	(5)
Issuance of Altus Preferred Units	517	—	—	—	—	—	—	—	—
Net income attributable to Altus Preferred Unit holders	22	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(235)	(235)
Common dividends ($0.75 per share)	—	—	(282)	—	—	—	(282)	—	(282)
Other	—	1	28	—	2	(1)	30	—	30
BALANCE AT SEPTEMBER 30, 2019	$539	$261	$11,852	$(2,625)	$(3,190)	$3	$6,301	$1,567	$7,868

For the Nine Months Ended September 30, 2020
BALANCE AT DECEMBER 31, 2019	$555	$261	$11,769	$(5,601)	$(3,190)	$16	$3,255	$1,210	$4,465
Net loss attributable to common stock	—	—	—	(4,870)	—	—	(4,870)	—	(4,870)
Net loss attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(138)	(138)
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(7)	(7)
Net income attributable to Altus Preferred Unit limited partners	56	—	—	—	—	—	—	—	—
Distributions to Altus Preferred Unit limited partners	(11)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(61)	(61)
Common dividends ($0.075 per share)	—	—	(29)	—	—	—	(29)	—	(29)
Other	—	1	1	—	1	—	3	—	3
BALANCE AT SEPTEMBER 30, 2020	$600	$262	$11,741	$(10,471)	$(3,189)	$16	$(1,641)	$1,004	$(637)
The accompanying notes to consolidated financial statements
are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements discussed below. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which contains a summary of the Company’s significant accounting policies and other disclosures.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2020, Apache’s significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, with the exception of Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses” (see “Accounts Receivable and Allowance for Credit Losses” section in this Note 1 below). The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation.
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
Apache also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. The following table presents a summary of asset impairments recorded in connection with fair value assessments:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Oil and gas proved property	$—	$—	$4,319	$86
Gathering, processing, and transmission facilities	—	9	68	9
Goodwill	—	—	87	—
Divested unproved properties and leasehold	—	—	—	149
Inventory and other	—	—	18	5
Total Impairments	$—	$9	$4,492	$249

The Company recorded no asset impairments in connection with fair value assessments in the third quarter of 2020.
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
During the third quarter of 2019, the Company’s Altus Midstream reporting segment recorded an impairment charge of $9 million related to the cancellation of construction on a previously planned compressor station based on estimated sales proceeds for the associated equipment. The estimated fair value of the assets held for sale was approximately $18 million and was determined using a market approach based on proceeds expected to be received, a Level 1 fair value measurement.
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
The following table represents non-cash impairments of the carrying value of the Company’s proved and unproved properties:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Proved Properties:
U.S.	$—	$—	$3,938	$86
Egypt	—	—	374	—
North Sea	—	—	7	—
Total Proved	$—	$—	$4,319	$86
Unproved Properties:
U.S.	$34	$10	$80	$217
Egypt	2	2	6	6
Total Unproved	$36	$12	$86	$223

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
As discussed under “Fair Value Measurements” above, in the third quarter of 2019 Altus recorded an impairment charge of $9 million related to the cancellation of construction on a previously planned compressor station based on estimated sales proceeds for the associated equipment. The estimated fair value of the assets held for sale was approximately $18 million and was determined using a market approach based on proceeds expected to be received, a Level 1 fair value measurement.
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the nine months ended September 30, 2020 and 2019. The third quarter and first nine months of 2019 include the reclassification of $30 million and $72 million, respectively, from “Other, net” to “Purchased oil and gas sales,” both within “Revenues and Other” and the respective associated $23 million and $60 million purchased oil and gas costs from “Other, net” within “Revenues and Other” to “Purchased oil and gas costs” within “Operating Expenses” on the Company’s consolidated statement of operations to conform to the current-year presentation.
Upstream
The Company’s upstream oil and gas segments primarily generate revenue from contracts with customers from the sale of its crude oil, natural gas, and natural gas liquids (NGLs) production volumes. Because the Company’s production fluctuates with potential operational issues and changes to development plans, Apache purchases third-party oil and gas to fulfill sales obligations and commitments. Sales proceeds related to third-party oil and gas purchases are also classified as revenue from customers. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Company. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Company’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
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

Payment Terms and Contract Balances
Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. Receivables from contracts with customers, net of allowance for credit losses, totaled $770 million and $945 million as of September 30, 2020 and December 31, 2019, respectively.
In accordance with the provisions of ASC 606, “Revenue from Contracts with Customers,” variable market prices for each short-term commodity sale are allocated entirely to each performance obligation as the terms of payment relate specifically to the Company’s efforts to satisfy its obligations. As such, the Company has elected the practical expedients available under the standard to not disclose the aggregate transaction price allocated to unsatisfied, or partially unsatisfied, performance obligations as of the end of the reporting period.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at amortized cost net of an allowance for credit losses. The Company routinely assesses the collectability of its financial assets measured at amortized cost. In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments-Credit Losses.” The standard changes the impairment model for trade receivables, held-to-maturity debt securities, net investments in leases, loans, and other financial assets measured at amortized cost. This ASU requires the use of a new forward-looking “expected loss” model compared to the previous “incurred loss” model, resulting in accelerated recognition of credit losses. Apache adopted this update in the first quarter of 2020. This ASU primarily applies to the Company’s accounts receivable balances, of which the majority are due within 30 days. The Company monitors the credit quality of its counterparties through review of collections, credit ratings, and other analyses. The Company develops its estimated allowance for credit losses primarily using an aging method and analyses of historical loss rates as well as consideration of current and future conditions that could impact its counterparties’ credit quality and liquidity. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.
Transaction, Reorganization, and Separation (TRS)
Apache recorded $7 million of TRS costs during each of the third quarters of 2020 and 2019 and $44 million and $17 million during the first nine months of 2020 and 2019, respectively. TRS costs incurred in the third quarter of 2020 relate to separation costs associated with the Company’s reorganization. TRS costs incurred in the first nine months of 2020 relate to $41 million of separation costs related to the reorganization, $2 million for transaction consulting fees, and $1 million of office closure costs. TRS costs incurred in the third quarter and first nine months of 2019 were primarily related to separation costs and consulting fees on various transactions.
In recent years, the Company has streamlined its portfolio through strategic divestitures and began centralizing certain operational activities in an effort to capture greater efficiencies and cost savings through shared services. During the second half of 2019, management initiated a comprehensive redesign of Apache’s organizational structure and operations. Reorganization efforts were substantially completed during the first half of 2020. Apache has incurred a cumulative total of $69 million of reorganization costs through September 30, 2020, all of which was paid in the first nine months of 2020.
New Pronouncements Issued but Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. This update is effective for Apache beginning in the first quarter of 2022, with early adoption permitted, using either the modified or fully retrospective method with a cumulative effect adjustment to the opening balance of retained earnings. The Company is evaluating the effect of adoption of the ASU and does not believe it will have a material impact on its financial statements.

2.	ACQUISITIONS AND DIVESTITURES
2020 Activity
The Company had no leasehold or property acquisitions during the third quarter of 2020. During the first nine months of 2020, Apache completed leasehold and property acquisitions for total cash consideration of $3 million that were primarily in the Permian Basin. During the first nine months of 2020, the Company also completed the sale of certain non-core assets and leasehold, primarily in the Permian Basin, in multiple transactions for total cash proceeds of $53 million. The Company recognized a gain of approximately $5 million upon closing of these transactions.

Suriname Joint Venture Agreement
In December 2019, Apache entered into a joint venture agreement with Total S.A. to explore and develop Block 58 offshore Suriname. Under the terms of the agreement, Apache and Total S.A. each hold a 50 percent working interest in Block 58. Apache operated the drilling of the first four wells, the Maka Central-1, Sapakara West-1, Kwaskwasi-1, and Keskesi East-1. Operatorship will subsequently transfer to Total. In connection with the agreement, Apache received $100 million from Total S.A. upon closing in the fourth quarter of 2019 and $79 million upon satisfying certain closing conditions in the first quarter of 2020 for reimbursement of 50 percent of all costs incurred on Block 58 as of December 31, 2019. All proceeds were applied against the carrying value of the Company’s Suriname properties and associated inventory. The Company recognized a $19 million gain in the first quarter of 2020 associated with the transaction.
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
During the third quarter and first nine months of 2019, Apache completed leasehold and property acquisitions for total cash consideration of $5 million and $39 million, respectively, primarily in the Permian Basin.
For discussion on the Company’s acquisition of equity method interests during the period, refer to Note 6—Equity Method Interests.
3.   CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $195 million and $141 million at September 30, 2020 and December 31, 2019, respectively. The increase is primarily attributable to additional drilling activity, partially offset by transfer of successful well costs and dry hole write-offs. Dry hole expenses from suspended exploratory well costs previously capitalized for greater than one year at December 31, 2019 totaled $14 million during the nine months ended September 30, 2020. Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether proved reserves can be attributed to these projects.
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

Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, Apache utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of September 30, 2020, Apache had derivative positions with 12 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, Apache may not realize the benefit of some of its derivative instruments resulting from changes in commodity prices, currency exchange rates, or interest rates.
Derivative Instruments
Commodity Derivative Instruments
As of September 30, 2020, Apache had the following open crude oil derivative positions:

		Collars
Production Period	Settlement Index	Mbbls	Weighted Average Floor Sold Price	Weighted Average Floor Purchased Price	Weighted Average Ceiling Price
October—December 2020	NYMEX WTI	1,748	$15.00	$20.00	$45.55
October—December 2020	Dated Brent	1,518	$15.00	$20.00	$51.63
As of September 30, 2020, Apache had the following open crude oil financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	Mbbls	Weighted Average Price Differential	Mbbls	Weighted Average Price Differential
October—December 2020	Midland-WTI/Cushing-WTI	—	—	6,716	$(2.15)
October—December 2020	Midland-WTI/Cushing-WTI	828	$0.20	—	—
As of September 30, 2020, Apache had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
April—December 2021	Nymex Henry Hub/IF Waha	37,580	$(0.43)	—	—
April—December 2021	Nymex Henry Hub/IF HSC	—	—	37,580	$(0.07)
January—December 2022	Nymex Henry Hub/IF Waha	43,800	$(0.45)	—	—
January—December 2022	Nymex Henry Hub/IF HSC	—	—	43,800	$(0.08)

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
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
September 30, 2020
Assets:
Commodity Derivative Instruments	$—	$12	$—	$12	$(2)	$10
Liabilities:
Commodity Derivative Instruments	$—	$15	$—	$15	$(2)	$13
Pipeline Capacity Embedded Derivatives	—	54	—	54	—	54
Foreign Currency Derivative Instruments	—	1	—	1	—	1
Preferred Units Embedded Derivative	—	—	179	179	—	179
December 31, 2019
Assets:
Pipeline Capacity Embedded Derivative	$—	$8	$—	$8	$—	$8
Foreign Currency Derivative Instruments	—	1	—	1	—	1
Liabilities:
Preferred Units Embedded Derivative	—	—	103	103	—	103

(1)	The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.
The fair values of the Company’s derivative instruments and pipeline capacity embedded derivatives are not actively quoted in the open market. The Company primarily uses a market approach to estimate the fair values of these derivatives on a recurring basis, utilizing futures pricing for the underlying positions provided by a reputable third party, a Level 2 fair value measurement.
The fair value of the Preferred Units embedded derivative, a Level 3 fair value measurement, was based on numerous factors, including expected future interest rates using the Black-Karasinski model, Altus’ imputed interest rate, the timing of periodic cash distributions, and dividend yields of the Preferred Units. Increases or decreases in interest rates would result in a higher/lower fair value measurement. As of the September 30, 2020 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at September 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range/Value
	(In millions)
Preferred Units Embedded Derivative	$179	Option Model	Altus’ Imputed Interest Rate	14.54-16.18%
			Interest Rate Volatility	35.32%

Altus’ comparative imputed interest rate at December 31, 2019 ranged from 9.60 percent to 12.68 percent, with an interest rate volatility assumption of 21.89 percent. A one percent increase in the imputed interest rate assumption would significantly increase the value of the embedded derivative as of September 30, 2020, while a one percent decrease would have the directionally inverse affect as of September 30, 2020.
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

	September 30, 2020	December 31, 2019
	(In millions)
Current Assets: Other current assets	$1	$2
Other Assets: Deferred charges and other	9	7
Total Assets	$10	$9

Current Liabilities: Other current liabilities	$14	$—
Deferred Credits and Other Noncurrent Liabilities: Other	233	103
Total Liabilities	$247	$103
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Realized:
Commodity derivative instruments	$(83)	$(16)	$(119)	$30
Foreign currency derivative instruments	—	—	(1)	—
Treasury-lock	—	—	—	(18)
Realized gain (loss), net	(83)	(16)	(120)	12
Unrealized:
Commodity derivative instruments	91	(3)	(3)	(69)
Pipeline capacity embedded derivatives	8	—	(62)	—
Foreign currency derivative instruments	3	21	(1)	21
Preferred units embedded derivative	(3)	(4)	(76)	(4)
Unrealized gain (loss), net	99	14	(142)	(52)
Derivative instrument gains (losses), net	$16	$(2)	$(262)	$(40)

Derivative instrument gains and losses are recorded in “Derivative instrument gains (losses), net” under “Revenues and Other” in the Company’s statement of consolidated operations. Unrealized gains (losses) for derivative activity recorded in the statement of consolidated operations are reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument losses, net” in “Adjustments to reconcile net loss to net cash provided by operating activities.”

5.	OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In millions)
Inventories	$503	$502
Drilling advances	102	92
Prepaid assets and other	53	58
Total Other current assets	$658	$652

6.	EQUITY METHOD INTERESTS
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

	Interest	September 30, 2020	December 31, 2019
		(In millions)
Gulf Coast Express Pipeline LLC	16.0%	$284	$291
EPIC Crude Holdings, LP	15.0%	182	163
Permian Highway Pipeline LLC	26.7%	576	311
Breviloba, LLC (Shin Oak Pipeline)	33.0%	482	493
		$1,524	$1,258

As of September 30, 2020 and December 31, 2019, unamortized basis differences included in the equity method interest balances were $37 million and $30 million, respectively. These amounts represent differences in contributions to date and Altus’ underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences are amortized into net income over the useful lives of the underlying pipeline assets when they are placed into service.
The following table presents the activity in Altus’ equity method interests for the nine months ended September 30, 2020:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Total
	(In millions)
Balance at December 31, 2019	$291	$163	$311	$493	$1,258
Capital contributions	1	27	258	—	286
Distributions	(39)	—	—	(35)	(74)
Capitalized interest	—	—	7	—	7
Equity income (loss), net	31	(8)	—	24	47
Balance at September 30, 2020	$284	$182	$576	$482	$1,524

Summarized Combined Financial Information
The following presents summarized information of combined statement of operations for Altus’ equity method interests (on a 100 percent basis):

	For the Nine Months Ended September 30,
	2020	2019(1)
	(In millions)
Operating revenues	$531	$103
Operating expenses	264	62
Operating income	267	41
Net income	217	34
Other comprehensive loss	(1)	(11)

(1)
Although Altus’ interests in EPIC Crude Holdings, LP, Permian Highway Pipeline LLC, and Breviloba, LLC were acquired in March, May, and July 2019, respectively, the combined financial results are presented for the nine months ended September 30, 2019 for comparability.

7.	OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In millions)
Accrued operating expenses	$99	$143
Accrued exploration and development	158	319
Accrued gathering, processing, and transmission - Altus	1	17
Accrued compensation and benefits	116	212
Accrued interest	111	135
Accrued income taxes	18	51
Current asset retirement obligation	47	47
Current operating lease liability	110	169
Current derivative liability	14	—
Other	129	56
Total Other current liabilities	$803	$1,149

8.	ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the nine-month period ended September 30, 2020:

(In millions)
Asset retirement obligation at December 31, 2019	$1,858
Liabilities incurred	10
Liabilities settled	(23)
Liabilities divested	(20)
Accretion expense	81
Asset retirement obligation at September 30, 2020	1,906
Less current portion	(47)
Asset retirement obligation, long-term	$1,859

9.	INCOME TAXES
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
During the third quarters of 2020 and 2019, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. Apache’s 2020 year-to-date effective income tax rate was primarily impacted by oil and gas asset impairments, a goodwill impairment, and an increase in the amount of valuation allowance against its U.S. deferred tax assets. Apache’s 2019 year-to-date effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against the Company’s U.S. deferred tax assets.
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

10.	DEBT AND FINANCING COSTS
The following table presents the carrying value of the Company’s debt:

	September 30, 2020	December 31, 2019
	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$8,324	$8,217
Altus credit facility(2)	580	396
Apache credit facility(2)	87	—
Finance lease obligations	37	48
Unamortized discount	(35)	(42)
Debt issuance costs	(59)	(53)
Total debt	8,934	8,566
Current maturities	(184)	(11)
Long-term debt	$8,750	$8,555

(1)
The fair values of the Company’s notes and debentures were $7.6 billion and $8.4 billion as of September 30, 2020 and December 31, 2019, respectively. Apache uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).

(2)	The carrying amount of borrowings on credit facilities approximates fair value because the interest rates are variable and reflective of market rates.
As of September 30, 2020, current debt included $183 million, net of discount, of 3.625% senior notes due February 1, 2021 and $1 million of finance lease obligations. On November 3, 2020, the Company redeemed the 3.625% senior notes due February 1, 2021 at a redemption price equal to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date. As of December 31, 2019, current debt included $11 million of finance lease obligations.
On August 17, 2020, the Company closed offerings of $1.25 billion in aggregate principal amount of senior unsecured notes, comprised of $500 million in aggregate principal amount of 4.625% notes due 2025 and $750 million in aggregate principal amount of 4.875% notes due 2027. The senior unsecured notes are redeemable at any time, in whole or in part, at Apache’s option, at the applicable redemption price. The net proceeds from the sale of the notes were used to purchase certain outstanding notes in cash tender offers, repay a portion of outstanding borrowings under the Company’s senior revolving credit facility, and for general corporate purposes.

On August 18, 2020, the Company closed cash tender offers for certain outstanding notes. Apache accepted for purchase $644 million aggregate principal amount of certain notes covered by the tender offers. Apache paid holders an aggregate $644 million, reflecting principal, aggregate discount to par of $38 million, early tender premium of $32 million, and accrued and unpaid interest of $6 million. The Company recorded a net gain of $2 million on extinguishment of debt, including an acceleration of unamortized debt discount and issuance costs, in connection with the note purchases.
During the quarter ended September 30, 2020, the Company purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $89 million for an aggregate purchase price of $79 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $11 million. These repurchases resulted in a $10 million net gain on extinguishment of debt. The net gain includes an acceleration of related discount and debt issuance costs. The repurchases were financed by borrowings under the Company’s revolving credit facility.
During the quarter ended June 30, 2020, the Company purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $410 million for an aggregate purchase price of $267 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $147 million. These repurchases resulted in a $140 million net gain on extinguishment of debt. The net gain includes an acceleration of related discount and debt issuance costs. The repurchases were financed by borrowings under the Company’s revolving credit facility.
The Company records gains and losses on extinguishment of debt in “Financing costs, net” in the Company’s statement of consolidated operations.
In March 2018, the Company entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of September 30, 2020. The facility is for general corporate purposes, and available committed borrowing capacity supports Apache’s commercial paper program. As of September 30, 2020, there were $87 million of borrowings and an aggregate £637 million in letters of credit outstanding under this facility. As of December 31, 2019, there were no borrowings or letters of credit outstanding under this facility. The outstanding letters of credit were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced the Company’s credit rating from BBB to BB+ on March 26, 2020.
The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days. As a result of downgrades in Apache’s credit ratings during 2020, the Company does not expect that its commercial paper program will be cost competitive with its other financing alternatives and does not anticipate using it under such circumstances. As of September 30, 2020 and December 31, 2019, the Company had no commercial paper outstanding.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of September 30, 2020 and December 31, 2019, there were $580 million and $396 million, respectively, of borrowings outstanding under this facility. As of September 30, 2020 and December 31, 2019, there were no letters of credit outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache or any of Apache’s other subsidiaries.

Financing Costs, Net
The following table presents the components of Apache’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Interest expense	$113	$107	$327	$323
Amortization of debt issuance costs	2	2	6	5
Capitalized interest	(3)	(9)	(9)	(26)
Loss (gain) on extinguishment of debt	(12)	—	(152)	75
Interest income	(1)	(5)	(4)	(12)
Financing costs, net	$99	$95	$168	$365

11.	COMMITMENTS AND CONTINGENCIES
Legal Matters
Apache is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of September 30, 2020, the Company has an accrued liability of approximately $69 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. Apache’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to Apache’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that Apache believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
California and Delaware Litigation
On July 17, 2017, in three separate actions, San Mateo County, California, Marin County, California, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the state of California against over 30 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. On December 20, 2017, in two separate actions, the City of Santa Cruz and Santa Cruz County and in a separate action on January 22, 2018, the City of Richmond, filed similar lawsuits against many of the same defendants. On November 14, 2018, the Pacific Coast Federation of Fishermen’s Associations, Inc. also filed a similar lawsuit against many of the same defendants. After removal of all such lawsuits to federal court, the district court remanded them back to state court. The remand decision, and further activity in the cases, has been stayed pending further appellate review.
On September 10, 2020, the state of Delaware filed suit, individually and on behalf of the people of the state of Delaware, against over 25 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories.
The Company believes that the claims made against it in the California and Delaware litigation are baseless and intends to vigorously defend these lawsuits.

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
Oklahoma Class Actions
Apache is a party to two purported class actions in Oklahoma styled Bigie Lee Rhea v. Apache Corporation, Case No. 6:14-cv-00433-JH, and Albert Steven Allen v. Apache Corporation, Case No. CJ-2019-00219. The Rhea case has been certified, and Apache’s appeal of the certification was recently denied. The case includes a class of royalty owners seeking damages in excess of $250 million for alleged breach of the implied covenant to market relating to post-production deductions and alleged NGL uplift value. The Allen case has not been certified and seeks to represent a group of owners who have allegedly received late royalty payments under Oklahoma statutes. The amount of this claim is not yet reasonably determinable. While adverse judgments against the Company are possible, the Company intends to vigorously defend these lawsuits and claims.
Environmental Matters
As of September 30, 2020, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
On September 11, 2020, Apache received a Notice of Violation and Finding of Violation, and accompanying Clean Air Act Information Request, from the U.S. Environmental Protection Agency (EPA) following site inspections in April 2019 at several of Apache’s oil and natural gas production facilities in Lea and Eddy Counties, New Mexico. The Notice and Information Request involve alleged emissions control and reporting violations. Apache is cooperating with the EPA and responding to its information requests. The EPA has not commenced enforcement proceedings, and at this time the Company is unable to reasonably estimate whether such proceedings will result in monetary sanctions and, if so, whether they would be more or less than $100,000, exclusive of interest and costs.
The Company is not aware of any environmental claims existing as of September 30, 2020 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
On August 3, 2020, Fieldwood filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Apache has been engaged with Fieldwood and other interested parties to discuss Fieldwood’s plan of reorganization. However, as of the date of this report, Apache does not know if, or to what extent, Fieldwood will be able to continue to perform its AROs with respect to the Transferred Assets. If Fieldwood fails to perform any of its AROs with respect to the Transferred Assets, then Apache’s remedy would be a claim for damages against Fieldwood for breach of its contractual obligations under the Agreement.

If Fieldwood fails to perform any of its AROs on the Transferred Assets, then Apache would expect the relevant governmental authorities to require Apache to perform, and hold Apache financially responsible for, such AROs to the extent not performed by Fieldwood. Pending resolution of any claim by Apache for breach of the Agreement, Apache may be forced to use available cash to cover the costs it incurs for performing such AROs. While Apache anticipates that all, or a portion, of such costs would be reimbursable to Apache under the remaining Letters of Credit, the Bonds and Trust A, it is possible that such decommissioning security may not be sufficient to cover all of the costs and expenses incurred by Apache in performing such AROs or such decommissioning security may be reduced, restricted, or otherwise eliminated, in whole or in part, as a result of Fieldwood’s current bankruptcy proceedings.

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
Certain redemption features embedded within the terms of the Preferred Units require bifurcation and measurement at fair value. Altus bifurcated and recognized at fair value an embedded derivative related to the Preferred Units at inception of $94 million for a redemption option of the Preferred Unit holders. The derivative is reflected in “Other” within “Deferred Credits and Other Noncurrent Liabilities” on the Company’s consolidated balance sheet at its current fair value of $179 million. The fair value of the embedded derivative, a Level 3 fair value measurement, was based on numerous factors including expected future interest rates using the Black-Karasinski model, Altus’ imputed interest rate, the timing of periodic cash distributions, and dividend yields of the Preferred Units. See Note 4—Derivative Instruments and Hedging Activities for more detail.
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

Activity related to the Preferred Units during the nine months ended September 30, 2020 is as follows:

	Units Outstanding	Financial Position(1)
	(In millions, except unit data)
Redeemable noncontrolling interest - Altus Preferred Unit limited partners: at December 31, 2019	638,163	$555
Distribution of in-kind additional Preferred Units	22,531	—
Cash distributions to Altus Preferred Unit limited partners	—	(11)
Allocation of Altus Midstream LP net income	N/A	56
Redeemable noncontrolling interest - Altus Preferred Unit limited partners: at September 30, 2020	660,694	600
Preferred Units embedded derivative		179
		$779

(1)
The Preferred Units are redeemable at Altus Midstream LP’s option at September 30, 2020 at a price (the Redemption Price) equal to (a) the greater of (i) an 11.5 percent internal rate of return and (ii) a 1.3 times multiple of invested capital. As of September 30, 2020, the greater of these two amounts was a 1.3 times multiple of invested capital which equaled $813 million. As of September 30, 2020, the aggregate Redemption Price using an 11.5 percent internal rate of return was $709 million.

N/A - not applicable.

13.	CAPITAL STOCK
Net Loss per Common Share
A reconciliation of the components of basic and diluted net loss per common share for the periods presented in the consolidated financial statements is shown in the tables below.

	For the Quarter Ended September 30,
	2020			2019
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Loss attributable to common stock	$(4)	378	$(0.01)	$(170)	377	$(0.45)
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	—	$—
Redeemable noncontrolling interest - Altus Preferred Unit limited partners	$(4)	—	$(0.01)	$—	—	$—
Diluted:
Loss attributable to common stock	$(8)	378	$(0.02)	$(170)	377	$(0.45)

	For the Nine Months Ended September 30,
	2020			2019
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Loss attributable to common stock	$(4,870)	378	$(12.89)	$(577)	377	$(1.53)
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	—	$—
Diluted:
Loss attributable to common stock	$(4,870)	378	$(12.89)	$(577)	377	$(1.53)

The Company uses the “if-converted method” to determine the potential dilutive effect of an assumed exchange of the outstanding Preferred Units of Altus Midstream for shares of Altus’ common stock. The impact to net loss attributable to common stock on an assumed conversion of the Preferred Units was anti-dilutive for the quarter ended September 30, 2019 and for each of the nine months ended September 30, 2020 and 2019. The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 4.2 million and 5.2 million for the quarters ended September 30, 2020 and 2019, respectively, and 5.1 million for each of the nine months ended September 30, 2020 and 2019.

Common Stock Dividends
For the quarters ended September 30, 2020 and 2019, Apache paid $9 million and $94 million, respectively, in dividends on its common stock. For the nine months ended September 30, 2020 and 2019, Apache paid $113 million and $282 million, respectively. In the first quarter of 2020, Apache’s Board of Directors approved a reduction in the Company’s quarterly dividend per share from $0.25 to $0.025, effective for all dividends payable after March 12, 2020.
Stock Repurchase Program
In 2013 and 2014, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through September 30, 2020, had repurchased a total of 40 million shares at an average price of $79.18 per share. During the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares and did not purchase any shares during the nine months ended September 30, 2020.

14.	BUSINESS SEGMENT INFORMATION
As of September 30, 2020, Apache is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. Apache also has exploration interests in Suriname and other international locations that may, over time, result in reportable discoveries and development opportunities. Apache’s Upstream business explores for, develops, and produces natural gas, crude oil, and natural gas liquids. Apache’s midstream business is operated by Altus, which owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas, anchored by midstream service contracts to Apache’s production from its Alpine High resource play. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Quarter Ended September 30, 2020
Revenues:
Oil revenues	$303	$179	$303	$—	$—	$785
Natural gas revenues	74	13	77	—	—	164
Natural gas liquids revenues	2	5	90	—	—	97
Oil, natural gas, and natural gas liquids production revenues	379	197	470	—	—	1,046
Purchased oil and gas sales	—	—	73	1	—	74
Midstream service affiliate revenues	—	—	—	39	(39)	—
	379	197	543	40	(39)	1,120
Operating Expenses:
Lease operating expenses	102	79	79	—	(1)	259
Gathering, processing, and transmission	8	10	74	9	(38)	63
Purchased oil and gas costs	—	—	74	1	—	75
Taxes other than income	—	—	30	4	—	34
Exploration	10	10	34	—	4	58
Depreciation, depletion, and amortization	144	90	161	3	—	398
Asset retirement obligation accretion	—	18	8	1	—	27
	264	207	460	18	(35)	914
Operating Income (Loss)(3)	$115	$(10)	$83	$22	$(4)	206
Other Income (Expense):
Derivative instrument gains, net						16
Loss on divestitures, net						(1)
Other, net						9
General and administrative						(52)
Transaction, reorganization, and separation						(7)
Financing costs, net						(99)
Income Before Income Taxes						$72

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Nine Months Ended September 30, 2020
Revenues:
Oil revenues	$823	$578	$929	$—	$—	$2,330
Natural gas revenues	209	39	169	—	—	417
Natural gas liquids revenues	6	15	211	—	—	232
Oil, natural gas, and natural gas liquids production revenues	1,038	632	1,309	—	—	2,979
Purchased oil and gas sales	—	—	235	2	—	237
Midstream service affiliate revenues	—	—	—	111	(111)	—
	1,038	632	1,544	113	(111)	3,216

Operating Expenses:
Lease operating expenses	312	234	313	—	(1)	858
Gathering, processing, and transmission	31	37	219	29	(110)	206
Purchased oil and gas costs	—	—	205	2	—	207
Taxes other than income	—	—	79	11	—	90
Exploration	51	26	100	—	10	187
Depreciation, depletion, and amortization	463	278	632	9	—	1,382
Asset retirement obligation accretion	—	54	24	3	—	81
Impairments	529	7	3,956	—	—	4,492
	1,386	636	5,528	54	(101)	7,503
Operating Income (Loss)(3)	$(348)	$(4)	$(3,984)	$59	$(10)	(4,287)
Other Income (Expense):
Derivative instrument losses, net						(262)
Gain on divestitures						24
Other						41
General and administrative						(214)
Transaction, reorganization, and separation						(44)
Financing costs, net						(168)
Loss Before Income Taxes						$(4,910)

Total Assets(4)	$3,052	$2,238	$5,708	$1,741	$136	$12,875

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Quarter Ended September 30, 2019
Revenues:
Oil revenues	$472	$231	$504	$—	$—	$1,207
Natural gas revenues	72	14	50	—	—	136
Natural gas liquids revenues	2	5	88	—	—	95
Oil, natural gas, and natural gas liquids production revenues	546	250	642	—	—	1,438
Purchased oil and gas sales	—	—	30	—	—	30
Midstream service affiliate revenues	—	—	—	34	(34)	—
	546	250	672	34	(34)	1,468

Operating Expenses:
Lease operating expenses	115	76	159	—	—	350
Gathering, processing, and transmission	9	9	69	13	(34)	66
Purchased oil and gas costs	—	—	23	—	—	23
Taxes other than income	—	—	41	3	—	44
Exploration	27	—	25	—	4	56
Depreciation, depletion, and amortization	177	71	452	11	—	711
Asset retirement obligation accretion	—	19	8	—	—	27
Impairments	—	—	—	9	—	9
	328	175	777	36	(30)	1,286
Operating Income (Loss)(3)	$218	$75	$(105)	$(2)	$(4)	182
Other Income (Expense):
Derivative instrument losses, net						(2)
Other						34
General and administrative						(98)
Transaction, reorganization, and separation						(7)
Financing costs, net						(95)
Income Before Income Taxes						$14

	Egypt(1)	North Sea	U.S.	Altus	Intersegment Eliminations & Other	Total(2)
	Upstream			Midstream
	(In millions)
For the Nine Months Ended September 30, 2019
Revenues:
Oil revenues	$1,509	$868	$1,537	$—	$—	$3,914
Natural gas revenues	223	64	203	—	—	490
Natural gas liquids revenues	9	16	261	—	—	286
Oil, natural gas, and natural gas liquids production revenues	1,741	948	2,001	—	—	4,690
Purchased oil and gas sales	—	—	72	—	—	72
Midstream service affiliate revenues	—	—	—	92	(92)	—
	1,741	948	2,073	92	(92)	4,762
Operating Expenses:
Lease operating expenses	365	240	501	—	(2)	1,104
Gathering, processing, and transmission	31	32	214	43	(90)	230
Purchased oil and gas costs	—	—	60	—	—	60
Taxes other than income	—	—	131	10	—	141
Exploration	89	2	117	—	12	220
Depreciation, depletion, and amortization	538	269	1,125	27	—	1,959
Asset retirement obligation accretion	—	56	23	1	—	80
Impairments	—	—	240	9	—	249
	1,023	599	2,411	90	(80)	4,043
Operating Income (Loss)(3)	$718	$349	$(338)	$2	$(12)	719
Other Income (Expense):
Derivative instrument losses, net						(40)
Gain on divestitures, net						20
Other, net						33
General and administrative						(323)
Transaction, reorganization, and separation						(17)
Financing costs, net						(365)
Income Before Income Taxes						$27

Total Assets(4)	$3,851	$2,529	$12,289	$2,648	$88	$21,405

(1)	Includes revenue from non-customers of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Oil	$38	$98	$65	$316
Natural gas	6	9	9	30
Natural gas liquids	—	—	—	1

(2)	Includes a noncontrolling interest in Egypt and Altus.

(3)
The operating income of U.S. and Egypt includes leasehold and other asset impairments totaling $34 million and $2 million, respectively, for the third quarter of 2020. The operating loss of U.S., Egypt, and North Sea includes leasehold and other asset impairments totaling $4.0 billion, $535 million, and $7 million, respectively, for the first nine months of 2020. The operating income (loss) of U.S., Altus Midstream, and Egypt includes leasehold and other asset impairments totaling $10 million, $9 million and $2 million, respectively, for the third quarter of 2019. The operating income (loss) of U.S., Altus Midstream, and Egypt includes leasehold and other asset impairments totaling $308 million, $9 million, and $6 million, respectively, for the first nine months of 2019.

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

•
Reducing upstream capital investments by over 50 percent from the comparative prior-year period. This reduction included eliminating nearly all U.S. drilling and completion activity by May 2020 and reducing planned activity in Egypt and the North Sea.

•	Decreasing the Company’s dividend by 90 percent beginning in the first quarter of 2020, preserving approximately $340 million of cash flow on an annualized basis and strengthening liquidity.

•	Completing an organizational redesign and achieving an estimated cost savings of $400 million annually.

•	Further protecting cash flows from downside price dislocation by entering into commodity hedging positions, as the Company believes there will be higher volatility risk over the near term.

•
Conducting, on a continuous basis, price sensitivity analyses and operational evaluations of producing wells across the Company’s portfolio that allow for a methodical and integrated approach to production shut-ins and curtailments with a focus on preserving cash flows in a distressed price environment and protecting the Company’s assets.

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
Apache reported a third quarter loss of $4 million, or $0.02 per diluted common share, compared to a loss of $170 million, or $0.45 per common share, in the third quarter of 2019. Daily production in the third quarter of 2020 averaged 445 Mboe/d, a decrease of only one percent from the comparative prior-year quarter. The Company generated $890 million of cash from operating activities during the first nine months of 2020, a decrease of 57 percent from the first nine months of 2019 driven by lower crude oil prices and associated revenues. Apache ended the quarter with $162 million of cash.

Operational Highlights
Key operational highlights for the quarter include:
United States

•
Third quarter equivalent production from Apache’s U.S. assets decreased three percent from the third quarter of 2019 as a result of reduced activity in response to commodity price weakness. The Company had no rigs or drilling activity in the U.S. during the third quarter of 2020, compared to 10 average rigs in the prior-year quarter.

International

•
Egypt gross production decreased 11 percent, and net production decreased 3 percent from the third quarter of 2019, primarily a result of natural decline and reduced drilling activity. The Company continues to build and enhance its robust drilling inventory in the country, supplemented with recent seismic acquisitions and new play concept evaluations on both new and existing acreage.

•
The North Sea averaged two rigs and completed three gross wells, of which two were productive, during the third quarter of 2020. The Company’s daily production in the North Sea increased 11 percent from the third quarter 2019, primarily the result of its second well at the Garten field, which came on-line in the first quarter of 2020.

•
In July 2020, Apache announced a major oil discovery at the Kwaskwasi-1 well drilled offshore Suriname on Block 58. Kwaskwasi-1 was drilled to a depth of approximately 6,645 meters (21,800 feet) and successfully tested for the presence of hydrocarbons in multiple stacked targets in the upper Cretaceous-aged Campanian and Santonian intervals. Fluid samples and test results indicate at least 278 meters (912 feet) of net oil and oil/gas condensate pay in two intervals. This is the third consecutive oil discovery offshore Suriname.

•
In September 2020, the Company commenced drilling a fourth exploration well in the block at the Keskesi prospect. Apache is in the process of transitioning operatorship of Block 58 to its partner, Total S.A, which will conduct all exploration and appraisal activities subsequent to Keskesi.

Results of Operations
Oil and Gas Production Revenues
Apache’s oil and gas production revenues and respective contribution to revenues by country are as follows:

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Oil Revenues:
United States	$303	39%	$504	42%	$929	40%	$1,537	39%
Egypt(1)	303	38%	472	39%	823	35%	1,509	39%
North Sea	179	23%	231	19%	578	25%	868	22%
Total(1)	$785	100%	$1,207	100%	$2,330	100%	$3,914	100%
Natural Gas Revenues:
United States	$77	47%	$50	37%	$169	41%	$203	41%
Egypt(1)	74	45%	72	53%	209	50%	223	46%
North Sea	13	8%	14	10%	39	9%	64	13%
Total(1)	$164	100%	$136	100%	$417	100%	$490	100%
Natural Gas Liquids (NGL) Revenues:
United States	$90	93%	$88	93%	$211	91%	$261	91%
Egypt(1)	2	2%	2	2%	6	3%	9	3%
North Sea	5	5%	5	5%	15	6%	16	6%
Total(1)	$97	100%	$95	100%	$232	100%	$286	100%
Oil and Gas Revenues:
United States	$470	45%	$642	45%	$1,309	44%	$2,001	43%
Egypt(1)	379	36%	546	38%	1,038	35%	1,741	37%
North Sea	197	19%	250	17%	632	21%	948	20%
Total(1)	$1,046	100%	$1,438	100%	$2,979	100%	$4,690	100%

(1)	Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The following table presents production volumes by country:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Oil Volume – b/d
United States	83,178	(17)%	100,045	93,051	(10)%	103,912
Egypt(1)(2)	79,194	(6)%	84,114	77,410	(10)%	86,470
North Sea	48,755	10%	44,281	50,339	2%	49,584
Total	211,127	(8)%	228,440	220,800	(8)%	239,966
Natural Gas Volume – Mcf/d
United States	597,686	6%	563,162	571,325	(10)%	633,239
Egypt(1)(2)	286,744	4%	275,569	273,676	(5)%	289,397
North Sea	53,137	11%	47,875	57,659	12%	51,596
Total	937,567	6%	886,606	902,660	(7)%	974,232
NGL Volume – b/d
United States	75,266	5%	72,005	75,468	17%	64,329
Egypt(1)(2)	611	(31)%	891	812	(17)%	979
North Sea	1,976	28%	1,540	1,948	16%	1,678
Total	77,853	5%	74,436	78,228	17%	66,986
BOE per day(3)
United States	258,058	(3)%	265,910	263,740	(4)%	273,781
Egypt(1)(2)	127,595	(3)%	130,934	123,834	(9)%	135,681
North Sea(4)	59,588	11%	53,800	61,897	3%	59,861
Total	445,241	(1)%	450,644	449,471	(4)%	469,323

(1)	Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Oil (b/d)	159,941	187,589	171,778	196,643
Natural Gas (Mcf/d)	649,566	673,065	648,995	719,083
NGL (b/d)	1,175	1,529	1,534	1,810

(2)	Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Oil (b/d)	26,459	28,052	25,891	28,839
Natural Gas (Mcf/d)	95,776	92,212	91,374	96,706
NGL (b/d)	204	297	271	326

(3)
The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.

(4)
Average sales volumes from the North Sea for the third quarter of 2020 and 2019 were 57,099 boe/d and 49,349 boe/d, respectively, and 61,771 boe/d and 58,843 boe/d for the first nine months of 2020 and 2019, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing
The following table presents pricing information by country:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Average Oil Price - Per barrel
United States	$39.60	(28)%	$54.70	$36.45	(33)%	$54.16
Egypt	41.51	(32)%	61.10	38.79	(39)%	63.96
North Sea	42.10	(33)%	63.12	41.99	(36)%	65.45
Total	40.88	(30)%	58.60	38.53	(36)%	60.00
Average Natural Gas Price - Per Mcf
United States	$1.40	44%	$0.97	$1.08	(8)%	$1.17
Egypt	2.82	—%	2.81	2.79	(1)%	2.82
North Sea	2.58	(19)%	3.20	2.46	(46)%	4.56
Total	1.90	14%	1.66	1.69	(8)%	1.84
Average NGL Price - Per barrel
United States	$13.06	(2)%	$13.26	$10.20	(32)%	$14.93
Egypt	25.88	(7)%	27.76	26.24	(21)%	33.17
North Sea	27.08	2%	26.63	28.54	(16)%	33.98
Total	13.51	(1)%	13.71	10.83	(31)%	15.68
Third-Quarter 2020 compared to Third-Quarter 2019
Crude Oil Revenues Crude oil revenues for the third quarter of 2020 totaled $785 million, a $422 million decrease from the comparative 2019 quarter. A 30 percent decrease in average realized prices reduced third-quarter 2020 revenues by $365 million compared to the prior-year quarter, while 8 percent lower average daily production decreased revenues by $57 million. Crude oil accounted for 75 percent of oil and gas production revenues and 47 percent of the Company’s worldwide production in the third quarter of 2020. Crude oil prices realized in the third quarter of 2020 averaged $40.88 per barrel, compared with $58.60 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production decreased 17.3 Mb/d to 211.1 Mb/d in the third quarter of 2020 from the comparative prior-year period, primarily a result of production decline in the U.S.
Natural Gas Revenues Gas revenues for the third quarter of 2020 totaled $164 million, a $28 million increase from the comparative 2019 quarter. A 14 percent increase in average realized prices increased third-quarter 2020 revenues by $19 million compared to the prior-year quarter, while 6 percent higher average daily production increased revenues by $9 million. Natural gas accounted for 16 percent of Apache’s oil and gas production revenues and 35 percent of its equivalent production during the third quarter of 2020.
The Company’s worldwide natural gas production increased 51 MMcf/d to 938 MMcf/d in the third quarter of 2020 from the comparative prior-year period, primarily a result of Permian Basin drilling activity and the timing of well completions in late 2019.
NGL Revenues NGL revenues for the third quarter of 2020 totaled $97 million, a $2 million increase from the comparative 2019 quarter. A 1 percent decrease in average realized prices reduced third-quarter 2020 revenues by $2 million compared to the prior-year quarter, while 5 percent higher average daily production increased revenues by $4 million. NGLs accounted for 9 percent of Apache’s oil and gas production revenues and 18 percent of its equivalent production during the third quarter of 2020.
The Company’s worldwide production of NGLs increased 3.4 Mb/d to 77.9 Mb/d in the third quarter of 2020 from the comparative prior-year period, primarily a result of the Alpine High development and cryogenic processing capacity commencing during the second half of 2019.

Year-to-Date 2020 compared to Year-to-Date 2019
Crude Oil Revenues Crude oil revenues for the first nine months of 2020 totaled $2.3 billion, a $1.6 billion decrease from the comparative 2019 period. A 36 percent decrease in average realized prices reduced 2020 oil revenues by $1.4 billion compared to the prior-year period, while 8 percent lower average daily production reduced revenues by $183 million. Crude oil accounted for 78 percent of oil and gas production revenues and 49 percent of worldwide production for the first nine months of 2020, compared to 83 percent and 51 percent, respectively, for the 2019 period. Crude oil prices realized in the first nine months of 2020 averaged $38.53 per barrel, compared with $60.00 per barrel in the comparative prior-year period.
The Company’s worldwide oil production decreased 19.2 Mb/d to 220.8 Mb/d in the first nine months of 2020 from the comparative prior-year period, primarily a result of the sale of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets and natural decline in the U.S., as well as lower gross production in Egypt due to natural decline.
Natural Gas Revenues Gas revenues for the first nine months of 2020 totaled $417 million, a $73 million decrease from the comparative 2019 period. An 8 percent decrease in average realized prices reduced 2020 natural gas revenues by $41 million compared to the prior-year period, while 7 percent lower average daily production decreased revenues by $32 million. Natural gas accounted for 14 percent of Apache’s oil and gas production revenues and 33 percent of its equivalent production for the first nine months of 2020, compared to 10 percent and 35 percent, respectively, for the 2019 period.
The Company’s worldwide natural gas production decreased 71.6 MMcf/d to 902.7 MMcf/d in the first nine months of 2020 from the comparative prior-year period, primarily a result of the sale of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets, as well as lower gross production in Egypt due to natural decline.
NGL Revenues NGL revenues for the first nine months of 2020 totaled $232 million, a $54 million decrease from the comparative 2019 period. A 31 percent decrease in average realized prices decreased 2020 NGL revenues by $88 million compared to the prior-year period, while 17 percent higher average daily production increased revenues by $34 million. NGLs accounted for nearly 8 percent of oil and gas production revenues and 18 percent of its equivalent production for the first nine months of 2020, compared to 7 percent and 14 percent, respectively, for the 2019 period.
The Company’s worldwide production of NGLs increased 11.2 Mb/d to 78.2 Mb/d in the first nine months of 2020 from the comparative prior-year period, primarily a result of the Alpine High development partially offset by the sale of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets in the U.S.
Altus Midstream Revenues
Altus Midstream services revenues generated through Altus’ fee-based contractual arrangements with Apache totaled $39 million and $34 million during the third quarters of 2020 and 2019, respectively, and $111 million and $92 million during the first nine months of 2020 and 2019, respectively. These affiliated revenues are eliminated upon consolidation. The increases compared to the prior-year periods were primarily driven by higher throughput of rich natural gas volumes at Alpine High due to increased capacity at Altus’ Diamond cryogenic processing facilities.
Purchased Oil and Gas Sales
Purchased oil and gas sales for the third quarter and first nine months of 2020 totaled $74 million and $237 million, respectively, a $44 million and $165 million increase from the prior-year periods, respectively, and were primarily offset by associated costs totaling $75 million and $207 million in the third quarter and first nine months of 2020, respectively.

Operating Expenses
The table below presents a comparison of the Company’s operating expenses. All operating expenses include costs attributable to a noncontrolling interest in Egypt and Altus.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Lease operating expenses	$259	$350	$858	$1,104
Gathering, processing, and transmission	63	66	206	230
Purchased oil and gas costs	75	23	207	60
Taxes other than income	34	44	90	141
Exploration	58	56	187	220
General and administrative	52	98	214	323
Transaction, reorganization, and separation	7	7	44	17
Depreciation, depletion, and amortization:
Oil and gas property and equipment	366	667	1,284	1,836
GPT assets	19	28	58	76
Other assets	13	16	40	47
Asset retirement obligation accretion	27	27	81	80
Impairments	—	9	4,492	249
Financing costs, net	99	95	168	365
Lease Operating Expenses (LOE) LOE decreased $91 million, or 26 percent, and $246 million, or 22 percent, for the third quarter and first nine months of 2020, respectively, on an absolute dollar basis relative to the comparable periods of 2019. On a per-unit basis, LOE decreased 25 percent and 19 percent for the third quarter and first nine months of 2020, respectively, compared to the prior-year periods. The decrease in absolute dollar costs was driven by reduced activity, labor costs, and fuel costs associated with lower commodity prices, the Company’s organizational redesign, and other cost cutting efforts. In addition, absolute dollar costs are lower in the current year as a result of the divestitures of the Company’s Woodford-SCOOP and STACK plays and western Anadarko Basin assets in the U.S. in the third quarter of 2019.
Gathering, Processing, and Transmission (GPT) GPT expenses include processing and transmission costs paid to third-party carriers and to Altus for Apache’s upstream natural gas production associated with its Alpine High play. GPT expenses also include midstream operating costs incurred by Altus. The following table presents a summary of these expenses:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Third-party processing and transmission costs	$54	$53	$177	$187
Midstream service affiliate costs	38	34	110	90
Upstream processing and transmission costs	92	87	287	277
Midstream operating expenses	9	13	29	43
Intersegment eliminations	(38)	(34)	(110)	(90)
Total Gathering, processing, and transmission	$63	$66	$206	$230
GPT costs decreased $3 million and $24 million from the third quarter and first nine months of 2019, respectively. Third-party processing and transmission costs increased $1 million compared to the third quarter of 2019 and decreased $10 million compared to the first nine months of 2019. The year-to-date decrease is primarily driven by a decrease in contracted pricing and the Company’s sale of non-core assets in Oklahoma and Texas. Midstream operating expenses decreased $4 million and $14 million from the third quarter and first nine months of 2019, respectively, primarily driven by increased operational efficiency as a result of transitioning from mechanical refrigeration units to Altus’ centralized Diamond cryogenic complex starting in the second quarter of 2019. The transition resulted in decreases in employee-related costs, contract labor, lower supplies expenses, and lower equipment rentals.
Midstream service affiliate costs increased $4 million and $20 million from the third quarter and first nine months of 2019, primarily driven by higher throughput of rich natural gas volumes at Alpine High.
Purchased Oil and Gas Costs Purchased oil and gas costs for the third quarter and first nine months of 2020 totaled $75 million and $207 million, respectively, an increase of $52 million and $147 million, respectively, from the prior-year periods, and were offset by associated sales totaling $74 million and $237 million in the third quarter and first nine months of 2020, respectively.
Taxes other than Income Taxes other than income decreased $10 million and $51 million from the third quarter and first nine months of 2019, respectively, primarily the result of a decrease in severance taxes on lower commodity prices and the divestiture of the Company’s non-core assets in Oklahoma and Texas.
Exploration Expenses Exploration expenses include unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. The following table presents a summary of exploration expenses:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Unproved leasehold impairments	$36	$12	$86	$74
Dry hole expense	5	5	52	33
Geological and geophysical expense	7	18	14	54
Exploration overhead and other	10	21	35	59
Total Exploration	$58	$56	$187	$220
Exploration expenses in the third quarter and first nine months of 2020 increased $2 million and decreased $33 million, respectively, compared to the prior-year periods. Geological and geophysical expense decreased $11 million and $40 million in the third quarter and first nine months of 2020, respectively, and exploration overhead and other decreased $11 million and $24 million in the third quarter and first nine months of 2020, respectively. The 2019 periods reflect large-scale seismic surveys in Egypt and higher delay rentals in the U.S. Dry hole expense remained flat compared to the third quarter of 2019 and increased $19 million in the first nine months of 2020 compared to the prior-year period. The year-to-date increase is primarily related to onshore exploration wells in the U.S. and Egypt and a Beryl exploration well in the North Sea. Unproved leasehold impairments increased $24 million and $12 million in the third quarter and first nine months of 2020, respectively. Higher leasehold impairments in the 2020 period were associated with U.S. leasehold acreage.
General and Administrative (G&A) Expenses G&A expense for the third quarter and first nine months of 2020 decreased $46 million and $109 million, respectively, compared to the prior-year periods, primarily related to cost-cutting measures associated with the Company’s organizational redesign efforts, as well as lower cash-based stock compensation expense resulting from a decrease in the Company’s stock price and expected payout of performance awards.
Transaction, Reorganization, and Separation (TRS) Costs TRS costs for the third quarter and first nine months of 2020 totaled $7 million and $44 million, respectively. TRS costs remained flat compared to the third quarter of 2019 and increased $27 million in the first nine months of 2020 compared to the prior-year period. The year-to-date increase was related to severance costs associated with the Company’s reorganization efforts initiated in the second half of 2019.
In recent years, the Company has streamlined its portfolio through strategic divestitures and centralized certain operational activities in an effort to capture greater efficiencies and cost savings through shared services. During the second half of 2019, management initiated a comprehensive redesign of Apache’s organizational structure and operations that it believes will better position the Company to be competitive for the long-term and further reduce recurring costs. Apache has achieved an estimated cost savings of more than $400 million annually. Reorganization efforts were substantially completed during the first half of 2020.

Depreciation, Depletion, and Amortization (DD&A) Oil and gas property DD&A expense decreased $301 million and $552 million compared to the third quarter and first nine months of 2019, respectively. The Company’s oil and gas property DD&A rate decreased $7.25 per boe and $3.93 per boe in the third quarter and first nine months of 2020, respectively, from the prior-year periods. The decreases are primarily the result of lower production volumes and lower asset property balances associated with proved property impairments recorded in the first quarter of 2020 and fourth quarter of 2019. GPT depreciation decreased $9 million and $18 million from the third quarter and first nine months of 2019, respectively, primarily the result of impairments recorded to the carrying value of the Altus GPT facilities in the fourth quarter of 2019.
Impairments The Company recorded no asset impairments in connection with fair value assessments in the third quarter of 2020 and $4.5 billion in the first nine months of 2020. The Company recorded a $20 million proved property impairment in Egypt in the second quarter of 2020. In the first quarter of 2020, the Company recorded impairments of $4.3 billion for oil and gas proved properties in the U.S., Egypt, and North Sea, $68 million for GPT facilities in Egypt, $87 million for goodwill in Egypt, and $18 million for inventory and other miscellaneous assets, including charges for the early termination of drilling rig leases. The Company recorded asset impairments in connection with fair value assessments totaling $9 million and $249 million in the third quarter and first nine months of 2019, respectively. The Company recorded a $9 million impairment in the third quarter of 2019 on certain Altus Midstream held-for-sale assets, as well as a $240 million impairment during the second quarter of 2019 on assets held-for-sale in the western Anadarko Basin in Oklahoma and Texas. For more information regarding asset impairments, please refer to “Fair Value Measurements,” “Oil and Gas Property,” and “Gathering, Processing, and Transmission Facilities” within Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financing Costs, Net Financing costs incurred during the periods comprised the following:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Interest expense	$113	$107	$327	$323
Amortization of debt issuance costs	2	2	6	5
Capitalized interest	(3)	(9)	(9)	(26)
Loss (gain) on extinguishment of debt	(12)	—	(152)	75
Interest income	(1)	(5)	(4)	(12)
Financing costs, net	$99	$95	$168	$365
Net financing costs increased $4 million and decreased $197 million compared with the third quarter and first nine months of 2019, respectively. The year-to-date decrease is primarily a result of a $152 million gain on extinguishment of debt in the first nine months of 2020, compared to a $75 million loss on extinguishment of debt in the first nine months of 2019. In addition, capitalized interest decreased in the current year as a result of lower drilling activity and construction activities at Alpine High.
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
During the third quarters of 2020 and 2019, Apache’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. Apache’s 2020 year-to-date effective income tax rate was primarily impacted by oil and gas asset impairments, a goodwill impairment, and an increase in the amount of valuation allowance against its U.S. deferred tax assets. Apache’s 2019 year-to-date effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against the Company’s U.S. deferred tax assets.
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

Capital and Operational Outlook
The Company continues to prudently manage its capital program against a volatile price environment and the prolonged effects of the COVID-19 pandemic. In response to the current crises, Apache’s immediate course of action was to actively reduce its cost structure, protect its balance sheet, and manage operations to preserve cash flow. Under a reduced capital budget for 2020, these actions include:

•	continuing to advance exploratory and appraisal programs in Suriname under the terms of the Company’s joint venture with Total S.A.;

•	allocating a portion of the reduced capital spending to Egypt and the North Sea to maintain their capacity to generate cash flow and generally higher returns in lower price environments; and

•
eliminating virtually all U.S. drilling and completion activity by May 2020 until service costs and commodity prices provide for competitive returns. As a result of compelling service cost reductions in the Permian Basin, Apache has begun a limited program beginning in November to complete its backlog of drilled but uncompleted wells.

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
Apache’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of Apache’s drilling program and its ability to add reserves economically. Changes in commodity prices also impact estimated quantities of proved reserves. In the first nine months of 2020, Apache recognized negative reserve revisions of approximately 7 percent of its year-end 2019 estimated proved reserves as a result of lower prices. If prices for the remainder of 2020 were to approximate commodity future prices as of September 30, 2020, Apache would likely report additional negative revisions when calculated on a basis consistent with previous reserve disclosures. However, as a result of the substantial uncertainty surrounding economic conditions, such as worldwide supply and demand, future service costs, and other prolonged effects of the COVID-19 pandemic, the Company is unable to estimate any future revisions at this time.
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

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Nine Months Ended September 30,
	2020	2019
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$890	$2,089
Proceeds from Apache credit facility, net	87	—
Proceeds from Altus credit facility, net	184	235
Proceeds from sale of oil and gas properties	132	590
Fixed-rate debt borrowings	1,238	989
Redeemable noncontrolling interest - Altus Preferred Unit limited partners	—	611
	2,531	4,514
Uses of Cash and Cash Equivalents:
Additions to oil and gas property(1)	$1,075	$2,015
Additions to Altus gathering, processing, and transmission facilities(1)	27	294
Leasehold and property acquisitions	3	39
Contributions to Altus equity method interests	286	338
Acquisition of Altus equity method interests	—	670
Payments on fixed-rate debt	980	1,150
Dividends paid	113	282
Distributions to noncontrolling interest - Egypt	61	235
Distributions to Altus Preferred Unit limited partners	11	—
Other	60	42
	2,616	5,065
Decrease in cash and cash equivalents	$(85)	$(551)

(1)	The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this Quarterly Report on Form 10-Q, which include accruals.
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
Net cash provided by operating activities for the first nine months of 2020 totaled $890 million, a decrease of $1.2 billion from the first nine months of 2019. The decrease primarily reflects lower commodity prices compared to the prior-year period.
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
Proceeds from Apache Credit Facility, Net As of September 30, 2020, Apache had outstanding borrowings of $87 million under its credit facility, which is classified as long-term debt. The Company had no borrowings under the revolver as of September 30, 2019.

Proceeds from Altus Credit Facility, Net The construction of Altus’ gathering and processing assets and the exercise of its options for equity interests in four Permian Basin long-haul pipeline entities required capital expenditures in excess of Altus’ cash on hand and operational cash flows. During the first nine months of 2020 and 2019, Altus Midstream LP borrowed $184 million and $235 million, respectively, under its revolving credit facility. With the Shin Oak NGL Pipeline, Gulf Coast Express Pipeline Project, and EPIC crude oil pipeline already in service, the Company anticipates Altus Midstream LP’s existing capital resources will be sufficient to fund Altus Midstream LP’s continuing obligations, primarily related to the remaining construction of the Permian Highway Pipeline.
Asset Divestitures The Company recorded proceeds from non-core asset divestitures totaling $132 million and $590 million in the first nine months of 2020 and 2019, respectively. For more information regarding the Company’s acquisitions and divestitures, please see Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Fixed-Rate Debt Borrowings On August 17, 2020, the Company closed offerings of $1.25 billion in aggregate principal amount of senior unsecured notes, comprised of $500 million in aggregate principal amount of 4.625% notes due 2025 and $750 million in aggregate principal amount of 4.875% notes due 2027. The senior unsecured notes are redeemable at any time, in whole or in part, at Apache’s option, at the applicable redemption price. The net proceeds from the sale of the notes were used to purchase certain outstanding notes in cash tender offers, repay a portion of outstanding borrowings under the Company’s senior revolving credit facility, and for general corporate purposes.
On June 19, 2019, Apache closed offerings of $1.0 billion in aggregate principal amount of senior unsecured notes, comprised of $600 million in aggregate principal amount of 4.250% notes due January 15, 2030 (2030 notes) and $400 million in aggregate principal amount of 5.350% notes due July 1, 2049 (2049 notes). The notes are redeemable at any time, in whole or in part, at Apache’s option, subject to a make-whole premium. The aggregate net proceeds of $989 million from the sale of the notes were used to purchase certain outstanding notes in cash tender offers and for general corporate purposes.
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
Uses of Cash and Cash Equivalents
Additions to Oil & Gas Property During the first nine months of 2020, exploration and development cash expenditures totaled $1.1 billion, compared to $2.0 billion for the first nine months of 2019, a reflection of the Company’s reduced capital program. A majority of the expenditures shifted from Apache’s Permian Basin assets to its Egypt assets over the first half of 2020 as the Company eliminated nearly all drilling and completion activities in the U.S. by May 2020. Apache operated an average of 8 drilling rigs during the third quarter of 2020 compared to 20 drilling rigs in the prior-year quarter.
Additions to Altus GPT Facilities Apache’s cash expenditures in GPT facilities totaled $27 million and $294 million in the first nine months of 2020 and 2019, respectively, nearly all comprising midstream infrastructure expenditures incurred by Altus, which were substantially completed as of December 31, 2019. Altus management believes its existing gathering, processing, and transmission infrastructure capacity is capable of fulfilling its midstream contracts to service Apache’s production from Alpine High and any potential third-party customers. As such, Altus expects capital requirements for its existing infrastructure assets for the remainder of 2020 to be primarily related to maintenance of these assets.
Contributions to Altus Equity Method Interests Altus made contributions of $286 million and $338 million in the first nine months of 2020 and 2019, respectively, for equity interests in four Permian Basin long-haul pipeline entities. For more information regarding the Company’s equity method interests, please see Note 6—Equity Method Interests in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Acquisition of Altus Equity Method Interests Altus made no acquisitions of equity method interests during the first nine months of 2020 and $670 million during the first nine months of 2019. For more information regarding the Company’s equity method interests, please see Note 6—Equity Method Interests in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Payments on Fixed-Rate Debt On August 18, 2020, the Company closed cash tender offers for certain outstanding notes. Apache accepted for purchase $644 million aggregate principal amount of certain notes covered by the tender offers. Apache paid holders an aggregate $644 million, reflecting principal, aggregate discount to par of $38 million, early tender premium of $32 million, and accrued and unpaid interest of $6 million. The Company recorded a net gain of $2 million on extinguishment of debt, including an acceleration of unamortized debt discount and issuance costs, in connection with the note purchases.
During the quarter ended September 30, 2020, the Company purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $89 million for an aggregate purchase price of $79 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $11 million. These repurchases resulted in a $10 million net gain on extinguishment of debt, which is included in “Financing costs, net” in the Company’s statement of consolidated operations. The net gain includes an acceleration of related discount and debt issuance costs.
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
The open-market repurchases during the quarters ended June 30, 2020 and September 30, 2020 were financed by borrowings under the Company’s revolving credit facility.
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
Dividends For each of the nine-month periods ended September 30, 2020 and 2019, the Company paid $113 million and $282 million, respectively, in dividends on its common stock. In the first quarter of 2020, Apache’s Board of Directors approved a reduction in the Company’s quarterly dividend per share from $0.25 to $0.025, effective for all dividends payable after March 12, 2020.
Egypt Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in Apache’s oil and gas business in Egypt. Apache made cash distributions totaling $61 million and $235 million to Sinopec in the first nine months of 2020 and 2019, respectively.
Distributions to Altus Preferred Units limited partners Altus Midstream LP made cash distributions totaling $11 million to Altus Preferred Unit limited partners in the first nine months of 2020. No cash distributions were made during the first nine months of 2019.
Liquidity
The following table presents a summary of the Company’s key financial indicators at the dates presented:

	September 30, 2020	December 31, 2019
	(In millions)
Cash and cash equivalents	$162	$247
Total debt - Apache	8,354	8,170
Total debt - Altus	580	396
Equity (deficit)	(637)	4,465
Available committed borrowing capacity - Apache	3,090	4,000
Available committed borrowing capacity - Altus	220	404
Cash and Cash Equivalents The Company had $162 million in cash and cash equivalents as of September 30, 2020, of which approximately $2 million was held by Altus. The majority of the cash is invested in highly liquid, investment grade instruments with maturities of three months or less at the time of purchase.

Debt As of September 30, 2020, outstanding debt, which consisted of notes, debentures, credit facility borrowings, and finance lease obligations, totaled $8.9 billion. As of September 30, 2020, current debt included $183 million, net of discount, of 3.625% senior notes due February 1, 2021 and $1 million of finance lease obligations. On November 3, 2020, the Company redeemed the 3.625% senior notes due February 1, 2021 at a redemption price equal to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date. Apache intends to reduce debt outstanding under its indentures from time to time.
In March 2018, the Company entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of September 30, 2020. The facility is for general corporate purposes, and available committed borrowing capacity supports Apache’s commercial paper program. The facility has no collateral requirements, is not subject to borrowing base redetermination, and has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings. As of September 30, 2020, there were $87 million of borrowings and aggregate £637 million in letters of credit outstanding under this facility. As of December 31, 2019, there were no borrowings or letters of credit outstanding under this facility. The outstanding letters of credit were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced the Company’s credit rating from BBB to BB+ on March 26, 2020.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of September 30, 2020 and December 31, 2019, there were $580 million and $396 million, respectively, of borrowings outstanding under this facility. As of September 30, 2020 and December 31, 2019, there were no letters of credit outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache or any of Apache’s other subsidiaries.
The Company was in compliance with the terms of its credit facilities as of September 30, 2020.
The Company’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days. As a result of downgrades in Apache’s credit ratings during 2020, the Company does not expect that its commercial paper program will be cost competitive with its other financing alternatives and does not anticipate using it under such circumstances. As of September 30, 2020 and December 31, 2019, the Company had no commercial paper outstanding.
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
On August 3, 2020, Fieldwood filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Apache has been engaged with Fieldwood and other interested parties to discuss Fieldwood’s plan of reorganization. However, as of the date of this report, Apache does not know if, or to what extent, Fieldwood will be able to continue to perform its AROs with respect to the Transferred Assets. If Fieldwood fails to perform any of its AROs with respect to the Transferred Assets, then Apache’s remedy would be a claim for damages against Fieldwood for breach of its contractual obligations under the Agreement.

If Fieldwood fails to perform any of its AROs on the Transferred Assets, then Apache would expect the relevant governmental authorities to require Apache to perform, and hold Apache financially responsible for, such AROs to the extent not performed by Fieldwood. Pending resolution of any claim by Apache for breach of the Agreement, Apache may be forced to use available cash to cover the costs it incurs for performing such AROs. While Apache anticipates that all, or a portion, of such costs would be reimbursable to Apache under the remaining Letters of Credit, the Bonds and Trust A, it is possible that such decommissioning security may not be sufficient to cover all of the costs and expenses incurred by Apache in performing such AROs or such decommissioning security may be reduced, restricted, or otherwise eliminated, in whole or in part, as a result of Fieldwood’s current bankruptcy proceedings.
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
For the third quarter of 2020, the Company’s average crude oil realizations decreased 30 percent to $40.88 per barrel from $58.60 per barrel in the comparable period of 2019. The Company’s average natural gas price realizations increased 14 percent to $1.90 per Mcf in the third quarter of 2020 from $1.66 per Mcf in the comparable period of 2019. The Company’s average NGL realizations decreased 1 percent to $13.51 per barrel in the third quarter of 2020 from $13.71 per barrel in the comparable period of 2019. Based on average daily production for the third quarter of 2020, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $19 million, a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the quarter by approximately $9 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $7 million.
Apache periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. Apache does not hold or issue derivative instruments for trading purposes. As of September 30, 2020, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $12 million. A 10 percent increase in gas prices would decrease the asset by approximately $7 million, while a 10 percent decrease in prices would increase the asset by approximately $7 million. As of September 30, 2020, the Company had open oil derivatives not designated as cash flow hedges in a liability position with a fair value of $15 million. A 10 percent increase in oil prices would increase the liability by approximately $18 million, while a 10 percent decrease in prices would decrease the liability by approximately $15 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2020. See Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
At September 30, 2020, Apache had approximately $8.3 billion net carrying value of notes and debentures outstanding, all of which was fixed-rate debt, with a weighted average interest rate of 4.95 percent. Although near-term changes in interest rates may affect the fair value of Apache’s fixed-rate debt, they do not expose the Company to the risk of earnings or cash flow loss associated with that debt. Apache is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its commercial paper program and credit facilities. As of September 30, 2020, the Company’s cash and cash equivalents totaled approximately $162 million, approximately 68 percent of which was invested in money market funds and short-term investments with major financial institutions. As of September 30, 2020, the Company had credit facility borrowings of $87 million and $580 million under its Apache and Altus credit facilities, respectively. A change in the interest rate applicable to the Company’s short-term investments and credit facility borrowings would have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings under its commercial paper program, revolving credit facilities, and money market lines of credit.

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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $5 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of September 30, 2020.
The Company is subject to increased foreign currency risk associated with the effects of the U.K.’s withdrawal from the European Union. Apache has entered into foreign exchange contracts in order to minimize the impact of fluctuating exchange rates for the British pound on the Company’s operating expenses. As of September 30, 2020, the Company had outstanding foreign exchange contracts with a total notional amount of £41 million. A 10 percent strengthening of the British pound against the U.S. dollar would result in a foreign currency net gain of $3 million, while a 10 percent weakening of the British pound against the U.S. dollar would result in a loss of $4 million.
ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any changes related to the COVID-19 pandemic and the transition to our remote working environment.

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
The global economy and the energy industry have been deeply impacted by the effects of the coronavirus disease 2019 (COVID-19) pandemic and related governmental actions. As of the date of this report, efforts to contain COVID-19 have not succeeded in many regions, and the global pandemic remains ongoing. Uncertainty in the oil markets and the negative demand implications of the COVID-19 pandemic continue to impact oil supply and demand. The COVID-19 pandemic and its unprecedented consequences have amplified, and may continue to amplify, certain risks identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, including, without limitation, risks related to: the market prices of and supply and demand for oil, natural gas, NGLs, and other products or services; economic and competitive conditions; the availability of capital resources; the Company’s commodity hedging arrangements; production and reserve levels; capital expenditures and other contractual obligations; currency exchange rates; inflation rates; the availability of goods and services; legislative, regulatory, or policy changes; terrorism or cyberattacks; the occurrence of property acquisitions or divestitures; the impact of health and safety and other governmental regulations; deterioration of the political, economic, and social conditions in Egypt; the ability to access the capital markets; market-related risks; the Company’s ability to declare and pay dividends; and the Company’s exposure to customer, partner, and counterparty credit risk. Given the uncertainty regarding the duration and scope of the COVID-19 pandemic and its prolonged impact on the global economy and the energy industry, there can be no assurance that the pandemic will not materially and adversely affect the Company’s business, financial condition, cash flows, and results of operations in the future.
Any discussion of the impact of the COVID-19 pandemic included in this Quarterly Report on Form 10-Q speaks only as of the filing date of this Quarterly Report on Form 10-Q and is subject to change without notice, as the Company cannot predict all risks related to this rapidly evolving event.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2013 and 2014, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. Shares may be purchased from time to time either in the open market or through privately negotiated transactions. The Company initiated the buyback program on June 10, 2013, and through September 30, 2020, had repurchased a total of 40 million shares at an average price of $79.18 per share. During the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. The Company is not obligated to acquire any specific number of shares and did not purchase any shares during the first nine months of 2020.

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

4.1	–	Form of 4.625% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed August 6, 2020, SEC File No. 001-04300).
4.2	–	Form of 4.875% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed August 6, 2020, SEC File No. 001-04300).
*10.1	–	Amendment to Non-Qualified Retirement/Savings Plan of Apache Corporation, dated August 12, 2020, effective August 1, 2020.
*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101	–
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interest and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE CORPORATION

Dated:	November 5, 2020	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 5, 2020	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)