Form 10-Q
period 2021-06-30
APACHE CORP
filed 2021-08-05
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2021 (100% owned by APA Corporation)	1,000
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

FORWARD-LOOKING STATEMENTS AND RISKS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2020, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
•the scope, duration, and reoccurrence of any epidemics or pandemics (including, specifically, the coronavirus disease 2019 (COVID-19) pandemic and any related variant) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;
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
•other risks and uncertainties disclosed in the Company’s second-quarter 2021 earnings release;
•other factors disclosed under Part II, Item 1A—Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$1,514	$697	$2,945	$1,933
Purchased oil and gas sales	242	55	682	163
Total revenues	1,756	752	3,627	2,096
Derivative instrument gains (losses), net	(113)	(175)	45	(278)
Gain on divestitures, net	65	—	67	25
Other, net	74	19	135	32
	1,782	596	3,874	1,875
OPERATING EXPENSES:
Lease operating expenses	311	264	575	599
Gathering, processing, and transmission	61	72	119	143
Purchased oil and gas costs	262	46	756	132
Taxes other than income	51	23	95	56
Exploration	19	72	65	129
General and administrative	79	94	162	162
Transaction, reorganization, and separation	4	10	4	37
Depreciation, depletion, and amortization	351	418	693	984
Asset retirement obligation accretion	28	27	56	54
Impairments	—	20	—	4,492
Financing costs, net	94	(34)	201	69
	1,260	1,012	2,726	6,857
NET INCOME (LOSS) BEFORE INCOME TAXES	522	(416)	1,148	(4,982)
Current income tax provision (benefit)	131	(27)	280	62
Deferred income tax benefit	(40)	(11)	(22)	(44)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	431	(378)	890	(5,000)
Net income (loss) attributable to noncontrolling interest - Egypt	41	(11)	83	(162)
Net income (loss) attributable to noncontrolling interest - Altus	27	—	28	(9)
Net income attributable to Altus Preferred Unit limited partners	24	19	43	37
NET INCOME (LOSS) ATTRIBUTABLE TO APA CORPORATION	$339	$(386)	$736	$(4,866)

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$431	$(378)	$890	$(5,000)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income (loss)	—	—	1	(1)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	431	(378)	891	(5,001)
Comprehensive income (loss) attributable to noncontrolling interest - Egypt	41	(11)	83	(162)
Comprehensive income (loss) attributable to noncontrolling interest - Altus	27	—	28	(9)
Comprehensive income attributable to Altus Preferred Unit limited partners	24	19	43	37
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO APA CORPORATION	$339	$(386)	$737	$(4,867)

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$890	$(5,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized derivative instrument losses, net	55	241
Gain on divestitures, net	(67)	(25)
Exploratory dry hole expense and unproved leasehold impairments	46	97
Depreciation, depletion, and amortization	693	984
Asset retirement obligation accretion	56	54
Impairments	—	4,492
Deferred income tax benefit	(22)	(44)
Gain on extinguishment of debt	(1)	(140)
Other, net	(34)	14
Changes in operating assets and liabilities:
Receivables	(173)	183
Inventories	20	25
Drilling advances and other current assets	32	(26)
Deferred charges and other long-term assets	(18)	(16)
Accounts payable	145	(147)
Accounts payable to APA Corporation	13	—
Accrued expenses	17	(148)
Deferred credits and noncurrent liabilities	(17)	42
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,635	586
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(488)	(838)
Additions to Altus gathering, processing, and transmission (GPT) facilities	(1)	(25)
Leasehold and property acquisitions	(3)	(3)
Contributions to Altus equity method interests	(24)	(154)
Proceeds from sale of oil and gas properties	181	126
Other, net	12	(23)
NET CASH USED IN INVESTING ACTIVITIES	(323)	(917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) Apache credit facility, net	(150)	565
Proceeds from Altus credit facility, net	33	97
Payments on fixed-rate debt	(20)	(264)
Distributions to noncontrolling interest - Egypt	(60)	(40)
Distributions to Altus Preferred Unit limited partners	(23)	—
Distributions to APA Corporation	(302)	—
Dividends paid	(9)	(104)
Other, net	(21)	(35)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(552)	219

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	760	(112)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	262	247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,022	$135

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$233	$212
Income taxes paid, net of refunds	231	80

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2021	December 31, 2020
	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($75 and $24 related to Altus VIE)	$1,022	$262
Receivables, net of allowance of $99 and $95	1,065	908
Other current assets (Note 6) ($9 and $5 related to Altus VIE)	599	676
	2,686	1,846
PROPERTY AND EQUIPMENT:
Oil and gas properties	40,233	41,819
Gathering, processing, and transmission facilities ($206 and $206 related to Altus VIE)	668	670
Other ($4 and $3 related to Altus VIE)	1,140	1,140
Less: Accumulated depreciation, depletion, and amortization ($19 and $13 related to Altus VIE)	(33,744)	(34,810)
	8,297	8,819
OTHER ASSETS:
Equity method interests (Note 7) ($1,554 and $1,555 related to Altus VIE)	1,554	1,555
Deferred charges and other ($9 and $5 related to Altus VIE)	529	526
Note receivable from APA Corporation (Note 2)	1,322	—
	$14,388	$12,746

LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$587	$444
Accounts payable to APA Corporation	34	—
Current debt	215	2
Other current liabilities (Note 8) ($11 and $4 related to Altus VIE)	942	862
	1,778	1,308
LONG-TERM DEBT (Note 10) ($657 and $624 related to Altus VIE)	8,420	8,770
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	195	215
Asset retirement obligation (Note 9) ($66 and $64 related to Altus VIE)	1,893	1,888
Other ($131 and $144 related to Altus VIE)	537	602
	2,625	2,705
REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 13)	617	608
EQUITY (DEFICIT):
Common stock, $0 and $0.625 par, respectively, 0 and 860,000,000 shares authorized, respectively, 0 and 418,429,375 shares issued, respectively	—	262
Paid-in capital	9,535	11,735
Accumulated deficit	(9,642)	(10,461)
Treasury stock, at cost, 0 and 40,946,745 shares, respectively	—	(3,189)
Accumulated other comprehensive income	15	14
DEFICIT ATTRIBUTABLE TO APA CORPORATION	(92)	(1,639)
Noncontrolling interest - Egypt	948	925
Noncontrolling interest - Altus	92	69
TOTAL EQUITY (DEFICIT)	948	(645)
	$14,388	$12,746

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	PARENT COMPANY EQUITY (DEFICIT)	Noncontrolling Interests	TOTAL EQUITY (DEFICIT)
	(In millions)
For the Quarter Ended June 30, 2020
Balance at March 31, 2020	$573	$262	$11,747	$(10,081)	$(3,189)	$15	$(1,246)	$1,018	$(228)
Net loss attributable to APA Corporation	—	—	—	(386)	—	—	(386)	—	(386)
Net loss attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(11)	(11)
Net income attributable to Altus Preferred Unit holders	19	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(8)	(8)
Common dividends declared ($0.025 per share)	—	—	(9)	—	—	—	(9)	—	(9)
Other	—	—	6	—	—	—	6	—	6
Balance at June 30, 2020	$592	$262	$11,744	$(10,467)	$(3,189)	$15	$(1,635)	$999	$(636)

For the Quarter Ended June 30, 2021
Balance at March 31, 2021	$605	$—	$9,557	$(9,982)	$—	$15	$(410)	$997	$587
Net income attributable to APA Corporation	—	—	—	339	—	—	339	—	339
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	41	41
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	27	27
Net income attributable to Altus Preferred Unit limited partners	24	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(12)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(20)	(20)
Distributions to APA Corporation	—	—	(10)	—	—	—	(10)	—	(10)
Other	—	—	(12)	1	—	—	(11)	(5)	(16)
Balance at June 30, 2021	$617	$—	$9,535	$(9,642)	$—	$15	$(92)	$1,040	$948

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTEREST - Continued
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	PARENT COMPANY EQUITY (DEFICIT)	Noncontrolling Interests	TOTAL EQUITY (DEFICIT)
	(In millions)
For the Six Months Ended June 30, 2020
Balance at December 31, 2019	$555	$261	$11,769	$(5,601)	$(3,190)	$16	$3,255	$1,210	$4,465
Net loss attributable to APA Corporation	—	—	—	(4,866)	—	—	(4,866)	—	(4,866)
Net loss attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(162)	(162)
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(9)	(9)
Net income attributable to Altus Preferred Unit holders	37	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(40)	(40)
Common dividends declared ($0.025 per share)	—	—	(19)	—	—	—	(19)	—	(19)
Other	—	1	(6)	—	1	(1)	(5)	—	(5)
Balance at June 30, 2020	$592	$262	$11,744	$(10,467)	$(3,189)	$15	$(1,635)	$999	$(636)

For the Six Months Ended June 30, 2021
Balance at December 31, 2020	$608	$262	$11,735	$(10,461)	$(3,189)	$14	$(1,639)	$994	$(645)
Net income attributable to APA Corporation	—	—	—	736	—	—	736	—	736
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	83	83
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	28	28
Net income attributable to Altus Preferred Unit limited partners	43	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(11)	—	—	—	—	—	—	—	—
Distributions paid to Altus Preferred Unit limited partners	(23)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(60)	(60)
Distributions to APA Corporation	—	—	(10)	—	—	—	(10)	—	(10)
Common dividends declared ($0.025 per share)	—	—	(9)	—	—	—	(9)	—	(9)
APA Corporation share exchange	—	(262)	(2,927)	—	3,189	—	—	—	—
Holding Company Reorganization	—	—	757	82	—	—	839	—	839
Other	—	—	(11)	1	—	1	(9)	(5)	(14)
Balance at June 30, 2021	$617	$—	$9,535	$(9,642)	$—	$15	$(92)	$1,040	$948

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which contains a summary of the Company’s significant accounting policies and other disclosures.
On January 4, 2021, Apache announced plans to implement a holding company reorganization (the Holding Company Reorganization), which was thereafter completed on March 1, 2021. In connection with the Holding Company Reorganization, Apache became a direct, wholly-owned subsidiary of APA Corporation (APA), and all of Apache’s outstanding shares were automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to Apache pursuant to Rule 12g-3(a) under the Exchange Act and replaced Apache as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The Holding Company Reorganization modernized the Company’s operating and legal structure making it more consistent with other companies that have affiliates operating around the globe. Refer to Note 2—Transactions with Parent Affiliate for more detail.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2021, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation.
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

Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of the Company’s financial statements and changes in these estimates are recorded when known.
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
Fair value measurements are recorded on a nonrecurring basis when certain qualitative assessments of the Company’s assets indicate potential impairment. Asset impairments recorded in connection with fair value assessments were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Oil and gas proved property	$—	$20	$—	$4,319
Gathering, processing, and transmission facilities	—	—	—	68
Goodwill	—	—	—	87
Inventory and other	—	—	—	18
Total Impairments	$—	$20	$—	$4,492
The Company recorded no asset impairments in connection with fair value assessments during the first six months of 2021.
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
The significant decline in crude oil and natural gas prices, as well as longer-term commodity price outlooks, related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic and related governmental actions indicated possible impairment of the Company’s proved and unproved oil and gas properties in early 2020. In addition to estimating risk-adjusted reserves and future production volumes, estimated future commodity prices are the largest driver in variability of undiscounted pre-tax cash flows. Expected cash flows were estimated based on management’s views of published West Texas Intermediate (WTI), Brent, and Henry Hub forward pricing as of the balance sheet dates. Other significant assumptions and inputs used to calculate estimated future cash flows include estimates for future development activity, exploration plans and remaining lease terms. A 10 percent discount rate, based on a market-based weighted-average cost of capital estimate, was applied to the undiscounted cash flow estimate to value all of the Company’s asset groups that were subject to impairment charges in the first and second quarters of 2020.
The following table represents non-cash impairment charges of the carrying value of the Company’s proved and unproved properties:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Proved Properties:
U.S.	$—	$—	$—	$3,938
Egypt	—	20	—	374
North Sea	—	—	—	7
Total proved properties	$—	$20	$—	$4,319

Unproved Properties:
U.S.	$1	$29	$17	$46
Egypt	2	2	4	4
Total unproved properties	$3	$31	$21	$50
Proved properties impaired during the first and second quarters of 2020 had aggregate fair values of $1.9 billion and $32 million, respectively.
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

Gathering, Processing, and Transmission Facilities
GPT facilities totaled $668 million and $670 million as of June 30, 2021 and December 31, 2020, respectively, with accumulated depreciation for these assets totaling $358 million and $323 million for the respective periods. GPT facilities are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimation of useful life takes into consideration anticipated production lives from the fields serviced by the GPT assets, whether Apache-operated or third party-operated, as well as potential development plans by the Company for undeveloped acreage within, or close to, those fields.
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
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the six months ended June 30, 2021 and 2020.
Payments under all contracts with customers are typically due and received within a short-term period of one year or less after physical delivery of the product or service has been rendered. Receivables from contracts with customers, net of allowance for credit losses, were $993 million and $670 million as of June 30, 2021 and December 31, 2020, respectively. Refer to Note 15—Business Segment Information for a disaggregation of oil, gas, and natural gas production revenue by product and reporting segment.
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
The following table presents the Company’s revenues generated from contracts with customers and non-customers:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Production revenues from customers	$1,407	$715	$2,732	$1,903
Production revenues from non-customers	107	(18)	213	30
Total production revenues	$1,514	$697	$2,945	$1,933

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
Transaction, Reorganization, and Separation (TRS)
In recent years, the Company streamlined its portfolio through strategic divestitures and centralized certain operational activities in an effort to capture greater efficiencies and cost savings through shared services. In light of the continued streamlining of the Company’s asset portfolio through divestitures and strategic transactions, in late 2019, management initiated a comprehensive redesign of the Company’s organizational structure and operations. Efforts related to this reorganization were substantially completed during 2020. The Company incurred and paid a cumulative total of $79 million of reorganization costs through December 31, 2020. An additional $4 million of reorganization costs were incurred in the second quarter and first six months of 2021, primarily related to ongoing consulting and separation activities in the Company’s international operations.
The Company recorded $10 million and $37 million of TRS costs during the second quarter and first six months of 2020, respectively. TRS costs incurred in the first six months of 2020 comprised $34 million of separation costs associated with the reorganization, $2 million for transaction consulting fees, and $1 million of office closure costs.
2.    TRANSACTIONS WITH PARENT AFFILIATE
The Company completed the Holding Company Reorganization on March 1, 2021 and sold to APA all of the equity in the three Apache subsidiaries through which Apache’s interests in Suriname and the Dominican Republic were held. The reorganization gave rise to a note payable by APA to Apache. The note has a seven-year term, maturing on February 29, 2028, and bears interest at a rate of 4.5 percent per annum, payable semi-annually, subject to APA’s option to allow accrued interest to convert to principal (PIK) during the first 5.5 years of the note’s term (to August 31, 2026). The note is guaranteed by each of the three subsidiaries sold by Apache to APA.
The Company recognized interest income of approximately $15 million and $20 million on this note during the second quarter and first six months of 2021, respectively, which is reflected in “Financing costs, net” on the Company’s statement of consolidated operations. Apache has allowed interest accrued to PIK during the six months ended June 30, 2021, pursuant to the note.
Apache accounted for the divestiture of its subsidiaries as a transfer to an affiliate entity under common control and no longer consolidates the subsidiaries for periods subsequent to the Holding Company Reorganization. The carrying value of the net assets transferred was $483 million, which included approximately $292 million of Cash and cash equivalents, $163 million of Oil and gas properties, and working capital items. Apache continues to hold its existing assets in the U.S., Egypt, and U.K., and its current economic interests in ALTM and its subsidiary, Altus Midstream LP.
Additionally, Apache continues to provide administrative and support operations to APA related to activities performed for the Suriname and Dominican Republic subsidiaries. Apache is reimbursed by APA for employee costs, certain internal costs, and third-party costs paid by Apache in connection with its role as service provider. All reimbursements are based on actual costs incurred, and there is no market premium applied to APA from Apache. Reimbursable costs charged to APA from Apache for corporate overhead totaled $5 million and $7 million for the second quarter and first six months of 2021.
3.    ACQUISITIONS AND DIVESTITURES
2021 Activity
During the second quarter of 2021, the Company completed the sale of certain non-core assets in the Permian Basin with a net carrying value of $157 million, for cash proceeds of $178 million and the assumption of asset retirement obligations of $44 million. The Company recognized a gain of approximately $65 million in connection with the sale.
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

2020 Activity
During the second quarter and first six months of 2020, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $2 million and $3 million, respectively.
During the first six months of 2020, the Company completed the sale of certain non-core assets and leasehold, primarily in the Permian Basin, in multiple transactions for total cash proceeds of $47 million. The Company recognized a gain of approximately $6 million upon closing of these transactions.
4.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $56 million and $197 million as of June 30, 2021 and December 31, 2020, respectively. The decrease is primarily attributable to the completion of the Holding Company Reorganization in which Apache sold its interests in Suriname, including approximately $135 million of exploratory well costs as of December 31, 2020, to APA. Refer to Note 2—Transactions with Parent Affiliate for more detail. The remaining exploratory well costs relate to North Sea offshore wells and Egypt onshore wells where additional drilling activity was offset by dry hole write-offs during the period.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2021, the Company had derivative positions with 11 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from changes in commodity prices, currency exchange rates, or interest rates.

Derivative Instruments
Commodity Derivative Instruments
As of June 30, 2021, the Company had the following open crude oil derivative positions:

		Fixed-Price Swaps
Production Period	Settlement Index	Mbbls	Weighted Average Fixed Price
July—September 2021	NYMEX WTI	2,024	$60.15
October—December 2021	NYMEX WTI	1,012	$58.59
July—September 2021	Dated Brent	1,656	$63.08
October—December 2021	Dated Brent	828	$61.44
As of June 30, 2021, the Company had the following open crude oil financial basis swap contracts:

Production Period	Settlement Index	Mbbls	Weighted Average Price Differential
July—September 2021	Midland-WTI/Cushing-WTI	2,024	$0.61
October—December 2021	Midland-WTI/Cushing-WTI	1,012	$0.70
As of June 30, 2021, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
July—December 2021	NYMEX Henry Hub/IF Waha	23,930	$(0.42)	—	—
July—December 2021	NYMEX Henry Hub/IF HSC	—	—	23,930	$(0.07)
January—December 2022	NYMEX Henry Hub/IF Waha	43,800	$(0.45)	—	—
January—December 2022	NYMEX Henry Hub/IF HSC	—	—	43,800	$(0.08)
January—December 2023	NYMEX Henry Hub/IF Waha	29,200	$(0.40)	—	—
January—December 2023	NYMEX Henry Hub/IF HSC	—	—	29,200	$0.02
Embedded Derivatives
Altus Preferred Units Embedded Derivative
During the second quarter of 2019, Altus Midstream LP, a subsidiary of ALTM, issued and sold Series A Cumulative redeemable Preferred Units (Preferred Units). Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further discussion of this derivative, refer to “Fair Value Measurements” below and Note 13—Redeemable Noncontrolling Interest - Altus.
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

Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
June 30, 2021
Assets:
Commodity derivative instruments	$—	$2	$—	$2	$—	$2
Liabilities:
Commodity derivative instruments	—	64	—	64	—	64
Pipeline capacity embedded derivatives	—	50	—	50	—	50
Preferred Units embedded derivative	—	—	125	125	—	125

December 31, 2020
Assets:
Commodity derivative instruments	$—	$11	$—	$11	$—	$11
Liabilities:
Pipeline capacity embedded derivative	—	53	—	53	—	53
Preferred Units embedded derivative	—	—	139	139	—	139
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
The fair value of the Preferred Units embedded derivative is calculated using an income approach, a Level 3 fair value measurement, and determination is based on a range of factors, including expected future interest rates using the Black-Karasinski model, Altus’ imputed interest rate, interest rate volatility, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. As of the June 30, 2021 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value as of June 30, 2021	Valuation Technique	Significant Unobservable Inputs	Range/Value
	(In millions)
Preferred Units embedded derivative	$125	Option Model	Altus’ Imputed Interest Rate	5.62-11.50%
			Interest Rate Volatility	38.33%
A one percent increase in the imputed interest rate assumption would significantly increase the value of the embedded derivative as of June 30, 2021, while a one percent decrease would lead to a similar decrease in value as of June 30, 2021. The assumed expected timing until exercise of the exchange option as of June 30, 2021 was 4.95 years.

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

	June 30, 2021	December 31, 2020
	(In millions)
Current Assets: Other current assets	$2	$6
Other Assets: Deferred charges and other	—	5
Total derivative assets	$2	$11

Current Liabilities: Other current liabilities	$58	$—
Deferred Credits and Other Noncurrent Liabilities: Other	181	192
Total derivative liabilities	$239	$192
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Realized:
Commodity derivative instruments	$(48)	$(36)	$100	$(36)
Foreign currency derivative instruments	—	(1)	—	(1)
Realized gain (loss), net	(48)	(37)	100	(37)
Unrealized:
Commodity derivative instruments	(98)	(111)	(72)	(94)
Pipeline capacity embedded derivatives	2	(17)	3	(70)
Foreign currency derivative instruments	—	1	—	(4)
Preferred units embedded derivative	31	(11)	14	(73)
Unrealized loss, net	(65)	(138)	(55)	(241)
Derivative instrument gains (losses), net	$(113)	$(175)	$45	$(278)
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

6.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	June 30, 2021	December 31, 2020
	(In millions)
Inventories	$450	$492
Drilling advances	74	113
Prepaid assets and other	75	71
Total Other current assets	$599	$676
7.    EQUITY METHOD INTERESTS
As of June 30, 2021 and December 31, 2020, the Company, through its ownership of Altus, had the following equity method interests in four Permian Basin long-haul pipeline entities, which are accounted for under the equity method of accounting. For each of the equity method interests, Altus has the ability to exercise significant influence based on certain governance provisions and its participation in activities and decisions that impact the management and economic performance of the equity method interests. The table below presents the ownership percentages held by the Company and associated carrying values for each entity:

	Interest	June 30, 2021	December 31, 2020
		(In millions)
Gulf Coast Express Pipeline, LLC	16.0%	$278	$284
EPIC Crude Holdings, LP	15.0%	167	176
Permian Highway Pipeline, LLC	26.7%	635	615
Shin Oak Pipeline (Breviloba, LLC)	33.0%	474	480
Total Altus equity method interests		$1,554	$1,555
As of June 30, 2021 and December 31, 2020, unamortized basis differences included in the equity method interest balances were $37 million and $38 million, respectively. These amounts represent differences in Altus’ contributions to date and Altus’ underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into net income over the useful lives of the underlying pipeline assets.
The following table presents the activity in Altus’ equity method interests for the six months ended June 30, 2021:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Total
	(In millions)
Balance at December 31, 2020	$284	$176	$615	$480	$1,555
Capital contributions	—	1	23	—	24
Distributions	(25)	—	(30)	(21)	(76)
Equity income (loss), net	19	(11)	27	15	50
Accumulated other comprehensive income	—	1	—	—	1
Balance at June 30, 2021	$278	$167	$635	$474	$1,554
Summarized Combined Financial Information
The following table presents summarized selected income statement data for Altus’ equity method interests (on a 100 percent basis):

	For the Six Months Ended June 30,
	2021	2020
	(In millions)
Operating revenues	$531	$351
Operating income	247	182
Net income	204	147
Other comprehensive income (loss)	4	(5)

8.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	June 30, 2021	December 31, 2020
	(In millions)
Accrued operating expenses	$116	$91
Accrued exploration and development	154	167
Accrued compensation and benefits	147	170
Accrued interest	125	140
Accrued income taxes	68	25
Current asset retirement obligation	56	56
Current operating lease liability	101	116
Current portion of derivatives at fair value	58	—
Other	117	97
Total Other current liabilities	$942	$862
9.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

June 30, 2021
(In millions)
Asset retirement obligation, December 31, 2020	$1,944
Liabilities incurred	3
Liabilities settled	(10)
Liabilities divested	(44)
Accretion expense	56
Asset retirement obligation, June 30, 2021	1,949
Less current portion	(56)
Asset retirement obligation, long-term	$1,893
10.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	June 30, 2021	December 31, 2020
	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$8,030	$8,052
Altus credit facility(2)	657	624
Apache credit facility(2)	—	150
Finance lease obligations	36	38
Unamortized discount	(34)	(35)
Debt issuance costs	(54)	(57)
Total debt	8,635	8,772
Current maturities	(215)	(2)
Long-term debt	$8,420	$8,770
(1)    The fair values of the Company’s notes and debentures were $8.5 billion as of June 30, 2021 and December 31, 2020. Apache uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)    The carrying value of borrowings on credit facilities approximates fair value because interest rates are variable and reflective of market rates.
As of June 30, 2021, current debt included $213 million, net of discount, of 3.25% senior notes due April 15, 2022 and $2 million of finance lease obligations. As of December 31, 2020, current debt included $2 million of finance lease obligations.

During the six months ended June 30, 2021, the Company purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $22 million for an aggregate purchase price of $20 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $2 million. The Company recognized a $1 million net gain on extinguishment of debt as part of these transactions.
The Company intends to reduce debt outstanding under its indentures from time to time.
In March 2018, the Company entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. The Company can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of June 30, 2021. The facility is for general corporate purposes. As of June 30, 2021, there were no borrowings and an aggregate £561 million and $20 million in letters of credit outstanding under this facility. As of December 31, 2020, there were $150 million of borrowings and an aggregate £633 million and $40 million in letters of credit outstanding under this facility. The outstanding letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced the Company’s credit rating from BBB to BB+ on March 26, 2020.
There were no borrowings outstanding under the Company’s commercial paper program as of June 30, 2021 and December 31, 2020. The Company did not use its commercial paper program during 2021 and terminated the program.
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2021 and December 31, 2020, there were no borrowings and £34 million and $17 million in letters of credit outstanding under these facilities.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of June 30, 2021, there were $657 million of borrowings and a $2 million letter of credit outstanding under this facility. As of December 31, 2020, there were $624 million of borrowings and no letters of credit outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache, APA Corporation, or any of its subsidiaries.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Interest expense	$110	$107	$222	$214
Amortization of debt issuance costs	3	2	5	4
Capitalized interest	—	(2)	—	(6)
Gain on extinguishment of debt	(1)	(140)	(1)	(140)
Interest income	(3)	(1)	(5)	(3)
Interest income from APA Corporation, net	(15)	—	(20)	—
Financing costs, net	$94	$(34)	$201	$69
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

During the second quarter and the first six months of 2021, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter of 2020, the Company’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2020 year-to-date effective income tax rate was primarily impacted by oil and gas asset impairments, a goodwill impairment, and an increase in the amount of valuation allowance against its U.S. deferred tax assets.
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
12.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of June 30, 2021, the Company has an accrued liability of approximately $71 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Starting in November of 2013 and continuing into 2021, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including the Company. These cases were all removed to federal courts in Louisiana. Some of the cases have been remanded to state court with the remand orders being appealed. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While adverse judgments against the Company might be possible, the Company intends to vigorously oppose these claims.

Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The trial court entered final judgment in favor of the Company, ruling that the plaintiffs take nothing by their claims and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit. The court of appeals affirmed in part and reversed in part the trial court’s judgment thereby reinstating some of plaintiff’s claims. Further appeal is pending.
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
California and Delaware Litigation
On July 17, 2017, in three separate actions, San Mateo County, California, Marin County, California, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the state of California against over 30 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. On December 20, 2017, in two separate actions, the City of Santa Cruz and Santa Cruz County and in a separate action on January 22, 2018, the City of Richmond, filed similar lawsuits against many of the same defendants. On November 14, 2018, the Pacific Coast Federation of Fishermen’s Associations, Inc. also filed a similar lawsuit against many of the same defendants. After removal of all such lawsuits to federal court, the district court remanded them back to state court. The 9th Circuit Court of Appeals’ affirmance of this remand decision was appealed to the U.S. Supreme Court. That appeal was decided by the U.S. Supreme Court ruling in a similar case, BP p.l.c. v. Mayor and City Council of Baltimore. As a result, the California cases have been sent back to the 9th Circuit for further appellate review of the decision to remand the cases to state court. Further activity in the cases, has been stayed pending further appellate review.
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

Castex Lawsuit
In a case styled Apache Corporation v. Castex Offshore, Inc, et. al., Cause No. 2015-48580, in the 113th Judicial District Court of Harris County, Texas, Castex filed claims for alleged damages of approximately $200 million, relating to overspend on the Belle Isle Gas Facility upgrade, and the drilling of five sidetracks on the Potomac #3 well. After a jury trial, a verdict of approximately $60 million, plus fees, costs, and interest was entered against the Company. The Fourteenth Court of Appeals of Texas reversed the judgment, in part, reducing the judgment to approximately $13.5 million, plus fees, costs, and interest against the Company. The Company is evaluating appeal.
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
On March 16, 2021, a case captioned William Wessels, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 334th District Court of Harris County, Texas. The case purports to be a derivative action brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. On June 7, 2021, another lawsuit, captioned Thomas Miskella, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al., was filed in the United States District Court for the Southern District of Texas (Houston Division) alleging nearly identical allegations. On June 25, 2021, another lawsuit, captioned Rawley Brodeen, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al., was filed in the United States District Court for the Southern District of Texas (Houston Division) alleging nearly identical allegations. And on July 14, 2021, another lawsuit, captioned Barry Dudenhoeffer, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al., was filed in the United States District Court for the Southern District of Texas (Houston Division) alleging nearly identical allegations. The defendants believe the plaintiffs’ derivative claims lack merit and intend to vigorously defend these lawsuits.
Environmental Matters
As of June 30, 2021, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
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
The Company is not aware of any environmental claims existing as of June 30, 2021 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s bankruptcy plan.
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
Activity related to the Preferred Units is as follows:

	Units Outstanding	Financial Position(1)
	(In millions, except unit data)
Redeemable noncontrolling interest — Preferred Unit at: December 31, 2019	638,163	$555
Distribution of in-kind additional Preferred Units	22,531	—
Cash distributions to Altus Preferred Unit limited partners	—	(23)
Allocation of Altus Midstream LP net income	N/A	76
Redeemable noncontrolling interest — Preferred Unit at: December 31, 2020	660,694	608
Cash distributions to Altus Preferred Unit limited partners	—	(23)
Dividends payable to Altus Preferred Unit limited partners	—	(11)
Allocation of Altus Midstream LP net income	N/A	39
Accreted value adjustment	N/A	4
Redeemable noncontrolling interest — Preferred Unit at: June 30, 2021	660,694	617
Preferred Units embedded derivative		125
		$742
(1)    The Preferred Units are redeemable at Altus Midstream LP’s option at a redemption price (the Redemption Price), which as of June 30, 2021 is calculated as the greater of (i) an 11.5 percent internal rate of return and (ii) a 1.3 times multiple of invested capital. As of June 30, 2021, the Redemption Price would have been based on a 1.3 times multiple of invested capital, which was $813 million, less certain cash distributions. This was greater than using an 11.5 percent internal rate of return, which would equate to a redemption value of $721 million.
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

Common Stock Dividends
During the first quarter of 2020, the Company paid $94 million in dividends on its common stock. Subsequently, in the first quarter of 2020, the Company’s Board of Directors approved a reduction in the Company’s quarterly dividend per share from $0.25 to $0.025, effective for all dividends payable after March 12, 2020. In the second quarter of 2020, the Company paid dividends totaling $10 million.
During the first quarter of 2021, the Company paid $9 million in dividends on its common stock. This dividend payment was distributed by Apache prior to the completion of the Holding Company Reorganization. For periods subsequent to the Holding Company Reorganization, dividends paid by Apache are treated as capital distributions from Apache to APA. During the second quarter of 2021, the Company paid a dividend of $10 million to APA, which is reflected as “Distributions to APA Corporation” on the Company’s statement of consolidated cash flows.

15.    BUSINESS SEGMENT INFORMATION
As of June 30, 2021, the Company is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. The Company’s Midstream business is operated by Altus Midstream Company, which owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas. Financial information for each segment is presented below:

	Egypt	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other(1)	Total(2)
	Upstream
For the Quarter Ended June 30, 2021	(In millions)
Revenues:
Oil revenues	$432	$216	$493	$—	$—	$1,141
Natural gas revenues	65	27	134	—	—	226
Natural gas liquids revenues	2	4	141	—	—	147
Oil, natural gas, and natural gas liquids production revenues	499	247	768	—	—	1,514
Purchased oil and gas sales	—	—	239	3	—	242
Midstream service affiliate revenues	—	—	—	32	(32)	—
	499	247	1,007	35	(32)	1,756
Operating Expenses:
Lease operating expenses	114	98	99	—	—	311
Gathering, processing, and transmission	3	8	74	8	(32)	61
Purchased oil and gas costs	—	—	259	3	—	262
Taxes other than income	—	—	47	4	—	51
Exploration	14	3	2	—	—	19
Depreciation, depletion, and amortization	137	63	148	3	—	351
Asset retirement obligation accretion	—	20	7	1	—	28
	268	192	636	19	(32)	1,083
Operating Income(3)	$231	$55	$371	$16	$—	673

Other Income (Expense):
Derivative instrument gains, net						(113)
Gain on divestitures, net						65
Other						74
General and administrative						(79)
Transaction, reorganization, and separation						(4)
Financing costs, net						(94)
Income Before Income Taxes						$522

	Egypt	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other(1)	Total(2)
	Upstream
For the Six Months Ended June 30, 2021	(In millions)
Revenues:
Oil revenues	$834	$457	$841	$—	$—	$2,132
Natural gas revenues	135	58	345	—	—	538
Natural gas liquids revenues	4	10	261	—	—	275
Oil, natural gas, and natural gas liquids production revenues	973	525	1,447	—	—	2,945
Purchased oil and gas sales	—	—	676	6	—	682
Midstream service affiliate revenues	—	—	—	64	(64)	—
	973	525	2,123	70	(64)	3,627
Operating Expenses:
Lease operating expenses	218	173	185	—	(1)	575
Gathering, processing, and transmission	4	20	143	15	(63)	119
Purchased oil and gas costs	—	—	751	5	—	756
Taxes other than income	—	—	87	8	—	95
Exploration	22	23	18	—	2	65
Depreciation, depletion, and amortization	267	147	273	6	—	693
Asset retirement obligation accretion	—	39	15	2	—	56
	511	402	1,472	36	(62)	2,359
Operating Income (Loss)(3)	$462	$123	$651	$34	$(2)	1,268

Other Income (Expense):
Derivative instrument gains, net						45
Gain on divestitures, net						67
Other						135
General and administrative						(162)
Transaction, reorganization, and separation						(4)
Financing costs, net						(201)
Income Before Income Taxes						$1,148

Total Assets(4)	$3,116	$2,127	$7,305	$1,839	$1	$14,388

	Egypt	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(2)
	Upstream
For the Quarter Ended June 30, 2020	(In millions)
Revenues:
Oil revenues	$187	$128	$198	$—	$—	$513
Natural gas revenues	70	7	53	—	—	130
Natural gas liquids revenues	1	3	50	—	—	54
Oil, natural gas, and natural gas liquids production revenues	258	138	301	—	—	697
Purchased oil and gas sales	—	—	54	1	—	55
Midstream service affiliate revenues	—	—	—	31	(31)	—
	258	138	355	32	(31)	752
Operating Expenses:
Lease operating expenses	98	75	90	—	1	264
Gathering, processing, and transmission	13	11	70	10	(32)	72
Purchased oil and gas costs	—	—	46	—	—	46
Taxes other than income	—	—	20	3	—	23
Exploration	22	15	31	—	4	72
Depreciation, depletion, and amortization	158	79	178	3	—	418
Asset retirement obligation accretion	—	18	8	1	—	27
Impairments	20	—	—	—	—	20
	311	198	443	17	(27)	942
Operating Income (Loss)(3)	$(53)	$(60)	$(88)	$15	$(4)	(190)

Other Income (Expense):
Derivative instrument losses, net						(175)
Other						19
General and administrative						(94)
Transaction, reorganization, and separation						(10)
Financing costs, net						34
Loss Before Income Taxes						$(416)

	Egypt	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(2)
	Upstream
For the Six Months Ended June 30, 2020	(In millions)
Revenues:
Oil revenues	$520	$399	$626	$—	$—	$1,545
Natural gas revenues	135	26	92	—	—	253
Natural gas liquids revenues	4	10	121	—	—	135
Oil, natural gas, and natural gas liquids production revenues	659	435	839	—	—	1,933
Purchased oil and gas sales	—	—	162	1	—	163
Midstream service affiliate revenues	—	—	—	72	(72)	—
	659	435	1,001	73	(72)	2,096
Operating Expenses:
Lease operating expenses	210	156	233	—	—	599
Gathering, processing, and transmission	23	27	145	20	(72)	143
Purchased oil and gas costs	—	—	131	1	—	132
Taxes other than income	—	—	49	7	—	56
Exploration	40	17	66	—	6	129
Depreciation, depletion, and amortization	319	188	471	6	—	984
Asset retirement obligation accretion	—	36	16	2	—	54
Impairments	529	7	3,956	—	—	4,492
	1,121	431	5,067	36	(66)	6,589
Operating Income (Loss)(3)	$(462)	$4	$(4,066)	$37	$(6)	(4,493)

Other Income (Expense):
Derivative instrument losses, net						(278)
Gain on divestitures, net						25
Other, net						32
General and administrative						(162)
Transaction, reorganization, and separation						(37)
Financing costs, net						(69)
Loss Before Income Taxes						$(4,982)

Total Assets(4)	$3,098	$2,339	$5,821	$1,627	$114	$12,999
(1)    On March 1, 2021, the Company sold its Suriname and Dominican Republic operations to APA. Refer to Note 2—Transactions with Parent Affiliate for more details on the transaction.
(2)    Includes noncontrolling interests in Egypt and Altus.
(3)    Operating income of U.S. and Egypt includes leasehold impairments of $1 million and $2 million, respectively, for the second quarter of 2021. Operating income of U.S. and Egypt includes leasehold impairments of $17 million and $4 million, respectively, for the first six months of 2021. Operating loss of U.S. and Egypt includes leasehold and other asset impairments of $29 million and $22 million, respectively, for the second quarter of 2020. Operating income (loss) of U.S., Egypt, and North Sea includes leasehold and other asset impairments of $4.0 billion, $533 million, and $7 million, respectively, for the first six months of 2020.
(4)    Intercompany balances are excluded from total assets.

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
On January 4, 2021, the Company announced plans to implement a holding company reorganization (the Holding Company Reorganization), which was thereafter completed on March 1, 2021. In connection with the Holding Company Reorganization, the Company became a direct, wholly-owned subsidiary of APA Corporation (APA), and all of the Company’s outstanding shares were automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to the Company pursuant to Rule 12g-3(a) under the Exchange Act and replaced the Company as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The Holding Company Reorganization modernized the Company’s operating and legal structure making it more consistent with other companies that have affiliates operating around the globe. Refer to Note 2—Transactions with Parent Affiliate for more detail.
Overview
Apache, a direct, wholly-owned subsidiary of APA, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids (NGLs). The Company’s upstream business currently has exploration and production operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). The Company’s midstream business is operated by Altus Midstream Company (Nasdaq: ALTM) through its subsidiary Altus Midstream LP (collectively, Altus). Altus owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas.
The Company’s mission is to grow in an innovative, safe, environmentally responsible, and profitable manner for the long-term benefit of its stakeholders. The Company is focused on rigorous portfolio management, disciplined financial structure, and optimization of returns.
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
In the second quarter of 2021, the Company reported net income of $339 million compared to a loss of $386 million in the second quarter of 2020. The increase in net income compared to the prior-year period is primarily the result of significantly improved commodity prices that had collapsed in the prior year when the COVID-19 pandemic began to negatively affect economic activity and the oil markets. In response to lower commodity prices, the Company materially reduced its upstream capital investment budget and drilling activity during the first half of 2020. Daily production decreased 9 percent from an average of 435 Mboe/d in the second quarter of 2020 to an average of 395 Mboe/d in the second quarter of 2021.
The Company generated $1.6 billion of cash from operating activities during the first six months of 2021, a 179 percent increase from the first six months of 2020 driven by higher commodity prices and associated revenues. The Company ended the quarter with $1.0 billion of cash.

Operational Highlights
Key operational highlights for the quarter include:
United States
•Equivalent production from the Company’s U.S. assets accounted for 61 percent of its total production during the second quarter of 2021. After halting all drilling and completion activity for most of 2020, in early 2021 the Company re-activated one rig in the Permian Basin and one rig in the Austin Chalk. A second rig was added in the Permian Basin in late June 2021. The Company was also active in completing its backlog of Permian wells previously drilled but not completed. For the second quarter, the Company placed 27 wells online in the Permian Basin, including five at Alpine High. Three wells were drilled in the Austin Chalk where the results are continuing to be evaluated. The Company is assessing the addition of a third rig in the U.S., which would provide a path to sustained oil production.
International
•In May 2021, the Company reached an agreement in principle with the Egyptian Ministry of Petroleum and the Egyptian General Petroleum Corporation (EGPC) to modernize the terms of the majority of our production-sharing contracts. The changes simplify the contractual relationship with EGPC and include provisions to create a single cost recovery pool, adjust cost oil and gas and profit oil and gas participation, facilitate recovery of prior investment, update day-to-day operational governance, and refresh the term length of both exploration and development leases. The Apache entity that will become the sole contractor is owned two-thirds by Apache and one-third by Sinopec. The final draft of this agreement has been completed and is scheduled to move to the Egyptian Parliament and President in the fall for approvals to complete the process.
•The Company averaged six drilling rigs in Egypt and completed 15 wells during the first half of 2021. Second-quarter gross equivalent production in the Company’s Egypt assets decreased 17 percent from the second quarter of 2020, given reduced drilling activity over the preceding year. The Company continues to build and enhance its drilling inventory in Egypt, supplemented with recent seismic acquisitions and new play concept evaluations on both new and existing acreage. Upon ratification of the new PSC agreement, the Company expects to further increase drilling and workover activity.
•The Company averaged two rigs in the North Sea during the second quarter of 2021. Production from the Forties field was significantly impacted by compressor downtime, extended platform turnaround work, and third-party pipeline outages during the first half of the year. Further impacts are expected in the third quarter of 2021 from continued operational downtime and planned platform maintenance turnarounds on the Beryl platforms.

Results of Operations
Oil and Gas Production Revenues
The Company’s oil and gas production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Oil Revenues:
United States	$493	43%	$198	39%	$841	39%	$626	41%
Egypt(1)	432	38%	187	36%	834	39%	520	33%
North Sea	216	19%	128	25%	457	22%	399	26%
Total(1)	$1,141	100%	$513	100%	$2,132	100%	$1,545	100%

Natural Gas Revenues:
United States	$134	59%	$53	41%	$345	64%	$92	36%
Egypt(1)	65	29%	70	54%	135	25%	135	54%
North Sea	27	12%	7	5%	58	11%	26	10%
Total(1)	$226	100%	$130	100%	$538	100%	$253	100%

NGL Revenues:
United States	$141	96%	$50	93%	$261	95%	$121	90%
Egypt(1)	2	1%	1	2%	4	1%	4	3%
North Sea	4	3%	3	5%	10	4%	10	7%
Total(1)	$147	100%	$54	100%	$275	100%	$135	100%

Oil and Gas Revenues:
United States	$768	51%	$301	43%	$1,447	49%	$839	43%
Egypt(1)	499	33%	258	37%	973	33%	659	34%
North Sea	247	16%	138	20%	525	18%	435	23%
Total(1)	$1,514	100%	$697	100%	$2,945	100%	$1,933	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended, June 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Oil Volume (b/d)
United States	82,852	(12)%	94,471	75,313	(23)%	98,042
Egypt(1)(2)	71,182	(11)%	79,839	71,673	(6)%	76,509
North Sea	31,992	(32)%	47,016	37,726	(26)%	51,139
Total	186,026	(16)%	221,326	184,712	(18)%	225,690

Natural Gas Volume (Mcf/d)
United States	541,088	4%	518,156	524,396	(6)%	557,999
Egypt(1)(2)	256,262	(8)%	279,561	267,145	—%	267,070
North Sea	36,769	(30)%	52,612	43,268	(28)%	59,945
Total	834,119	(2)%	850,329	834,809	(6)%	885,014

NGL Volume (b/d)
United States	68,492	(2)%	69,759	63,183	(16)%	75,570
Egypt(1)(2)	553	(39)%	909	568	(38)%	914
North Sea	1,095	(37)%	1,733	1,231	(36)%	1,934
Total	70,140	(3)%	72,401	64,982	(17)%	78,418

BOE per day(3)
United States	241,525	(4)%	250,589	225,895	(15)%	266,612
Egypt(1)(2)	114,445	(10)%	127,342	116,765	(4)%	121,934
North Sea(4)	39,216	(32)%	57,517	46,169	(27)%	63,064
Total	395,186	(9)%	435,448	388,829	(14)%	451,610
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Oil (b/d)	135,494	171,897	135,408	177,762
Natural Gas (Mcf/d)	578,380	642,003	590,756	648,706
NGL (b/d)	866	1,649	881	1,715
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Oil (b/d)	23,759	26,609	23,923	25,604
Natural Gas (Mcf/d)	85,574	92,625	89,235	89,148
NGL (b/d)	184	303	189	304
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the second quarter of 2021 and 2020 were 41,941 boe/d and 54,996 boe/d, respectively, and 48,208 boe/d and 64,133 boe/d for the first six months of 2021 and 2020, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended, June 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Average Oil Price - Per barrel
United States	$65.32	184%	$23.02	$61.68	76%	$35.09
Egypt	66.70	159%	25.80	64.30	72%	37.36
North Sea	68.34	117%	31.55	63.48	51%	41.94
Total	66.40	158%	25.77	63.06	68%	37.44

Average Natural Gas Price - Per Mcf
United States	$2.73	142%	$1.13	$3.63	303%	$0.90
Egypt	2.80	3%	2.73	2.80	1%	2.78
North Sea	8.10	466%	1.43	7.43	208%	2.41
Total	2.99	78%	1.68	3.56	127%	1.57

Average NGL Price - Per barrel
United States	$22.72	191%	$7.81	$22.84	160%	$8.77
Egypt	38.10	82%	20.97	41.49	57%	26.36
North Sea	38.79	91%	20.35	44.21	51%	29.29
Total	23.10	179%	8.28	23.41	147%	9.48
Second-Quarter 2021 compared to Second-Quarter 2020
Crude Oil Crude oil revenues for the second quarter of 2021 totaled $1.1 billion, a $628 million increase from the comparative 2020 quarter. A 158 percent increase in average realized prices increased second-quarter 2021 oil revenues by $810 million compared to the prior-year quarter, while 16 percent lower average daily production decreased revenues by $182 million. Crude oil revenues accounted for 75 percent of total oil and gas production revenues and 47 percent of worldwide production in the second quarter of 2021. The Company’s worldwide oil production decreased 35.3 Mb/d to 186.0 Mb/d during the second quarter of 2021 from the comparative prior-year period, primarily a result of natural production decline across all countries and extended operational downtime and extended platform turnaround work in the North Sea. Crude oil prices realized in the second quarter of 2021 averaged $66.40 per barrel, compared to $25.77 per barrel in the comparative prior-year quarter.
Natural Gas Gas revenues for the second quarter of 2021 totaled $226 million, a $96 million increase from the comparative 2020 quarter. A 78 percent increase in average realized prices increased second-quarter 2021 natural gas revenues by $100 million compared to the prior-year quarter, while 2 percent lower average daily production decreased revenues by $4 million. Natural gas revenues accounted for 15 percent of total oil and gas production revenues and 35 percent of worldwide production during the second quarter of 2021. The Company’s worldwide natural gas production decreased 16 MMcf/d to 834 MMcf/d during the second quarter of 2021 from the comparative prior-year period, primarily a result of production decline across all countries and extended operational downtime in the North Sea, offset by increased completion activity in the U.S.
NGL NGL revenues for the second quarter of 2021 totaled $147 million, a $93 million increase from the comparative 2020 quarter. A 179 percent increase in average realized prices increased second-quarter 2021 NGL revenues by $98 million compared to the prior-year quarter, while 3 percent lower average daily production decreased revenues by $5 million. NGL revenues accounted for 10 percent of total oil and gas production revenues and 18 percent of worldwide production during the second quarter of 2021. The Company’s worldwide NGL production decreased 2.3 Mb/d to 70.1 Mb/d during the second quarter of 2021 from the comparative prior-year period, primarily a result of production decline across all countries.

Year-to-Date 2021 compared to Year-to-Date 2020
Crude Oil Crude oil revenues for the first six months of 2021 totaled $2.1 billion, a $0.6 billion increase from the comparative 2020 period. A 68 percent increase in average realized prices increased 2021 oil revenues by $1.1 billion compared to the prior-year period, while 18 percent lower average daily production decreased revenues by $471 million. Crude oil revenues accounted for 73 percent of total oil and gas production revenues and 47 percent of worldwide production for the first six months of 2021. Crude oil prices realized during the first six months of 2021 averaged $63.06 per barrel, compared to $37.44 per barrel in the comparative prior-year period. The Company’s worldwide oil production decreased 41.0 Mb/d to 184.7 Mb/d in the first six months of 2021 compared to the prior-year period, primarily a result of production decline across all countries, extended operational downtime, and extended platform turnaround work in the North Sea.
Natural Gas Gas revenues for the first six months of 2021 totaled $538 million, a $285 million increase from the comparative 2020 period. A 127 percent increase in average realized prices increased 2021 natural gas revenues by $321 million compared to the prior-year period, while 6 percent lower average daily production decreased revenues by $36 million. Natural gas revenues accounted for 18 percent of total oil and gas production revenues and 36 percent of worldwide production for the first six months of 2021. Natural gas prices realized during the first six months of 2021 averaged $3.56 per Mcf, compared to $1.57 per Mcf in the comparative prior-year period. Gas prices for the U.S. during the first six months of 2021 also reflect the extreme price volatility during the month of February due to the Texas freeze event. The Company’s worldwide natural gas production decreased 50 MMcf/d to 835 MMcf/d in the first six months of 2021 compared to the prior-year period, primarily a result of production decline across all countries, impacts of winter storms in the U.S., and extended operational downtime and platform turnaround work in the North Sea.
NGL NGL revenues for the first six months of 2021 totaled $275 million, a $140 million increase from the comparative 2020 period. A 147 percent increase in average realized prices increased 2021 NGL revenues by $199 million compared to the prior-year period, while 17 percent lower average daily production decreased revenues by $59 million. NGL revenues accounted for 9 percent of total oil and gas production revenues and 17 percent of worldwide production for the first six months of 2021. NGL prices realized during the first six months of 2021 averaged $23.41 per barrel, compared to $9.48 per barrel in the comparative prior-year period. The Company’s worldwide NGL production decreased 13.4 Mb/d to 65.0 Mb/d in the first six months of 2021 compared to the prior-year period, primarily a result of production decline across all countries and the impacts of winter storms in the U.S.
Altus Midstream Revenues
Altus Midstream services revenues generated through its fee-based contractual arrangements with the Company totaled $32 million and $31 million during the second quarters of 2021 and 2020, respectively, and $64 million and $72 million during the first six months of 2021 and 2020, respectively. These affiliated revenues are eliminated upon consolidation. Changes in revenue compared to the prior periods were primarily driven by fluctuations in natural gas throughput volumes processed by Altus for the Company’s Alpine High production.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes totaled $242 million and $55 million during the second quarters of 2021 and 2020, respectively, and $682 million and $163 million during the first six months of 2021 and 2020, respectively. Purchased oil and gas sales were offset by associated purchase costs of $262 million and $46 million during the second quarters of 2021 and 2020, respectively, and $756 million and $132 million during the first six months of 2021 and 2020, respectively. When compared to the prior-year periods, gross purchased oil and gas sales values and the associated net losses in the second quarter and first six months of 2021 increased as a result of production shortfalls following reduced capital investment and drilling activity in 2020. The year-to-date net loss was exacerbated by extreme price volatility during the month of February due to Winter Storm Uri in Texas.

Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Lease operating expenses	$311	$264	$575	$599
Gathering, processing, and transmission	61	72	119	143
Purchased oil and gas costs	262	46	756	132
Taxes other than income	51	23	95	56
Exploration	19	72	65	129
General and administrative	79	94	162	162
Transaction, reorganization, and separation	4	10	4	37
Depreciation, depletion, and amortization:
Oil and gas property and equipment	322	387	634	918
Gathering, processing, and transmission assets	19	19	38	39
Other assets	10	12	21	27
Asset retirement obligation accretion	28	27	56	54
Impairments	—	20	—	4,492
Financing costs, net	94	(34)	201	69
Total Operating Expenses	$1,260	$1,012	$2,726	$6,857
Lease Operating Expenses (LOE)
LOE increased $47 million and decreased $24 million in the second quarter and the first six months of 2021, respectively, from the comparative prior-year periods. On a per-unit basis, LOE increased 28 percent and 12 percent in the second quarter and the first six months of 2021, respectively, from the comparative prior-year periods. The increase was driven by higher turnaround and maintenance costs in the North Sea, strengthening foreign exchange rates against the U.S. dollar, increased workover activity in the U.S. in the second quarter of 2021, and per-unit operating costs trending with higher oil and gas prices.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended, June 30,
	2021	2020	2021	2020
	(In millions)
Third-party processing and transmission costs	$53	$62	$104	$123
Midstream service affiliate costs	32	32	63	72
Upstream processing and transmission costs	85	94	167	195
Midstream operating expenses	8	10	15	20
Intersegment eliminations	(32)	(32)	(63)	(72)
Total Gathering, processing, and transmission	$61	$72	$119	$143
GPT costs decreased $11 million and $24 million in the second quarter and the first six months 2021, respectively, from the comparative prior-year periods. Third-party processing and transmission costs decreased $9 million and $19 million in the second quarter and the first six months of 2021, respectively, from the comparative prior-year periods, primarily driven by a decrease in contracted pricing and lower processed volumes. Midstream service affiliate costs remained flat in the second quarter of 2021 and decreased $9 million in the first six months of 2021, compared to their respective prior-year periods. The overall decrease in the first six months of 2021 was primarily driven by lower throughput of rich natural gas volumes at Alpine High. Midstream operating expenses, primarily incurred by Altus Midstream, decreased $2 million and $5 million in the second quarter and the first six months of 2021, respectively, from the comparative prior-year periods, driven by increased operational efficiency and continued cost cutting efforts.

Purchased Oil and Gas Costs
Purchased oil and gas costs totaled $262 million and $756 million during the second quarter and the first six months of 2021, respectively, compared to $46 million and $132 million during the second quarter and the first six months of 2020, respectively. Purchased oil and gas costs were offset by associated purchase sales of $242 million and $682 million during the second quarter and the first six months of 2021, respectively, compared to $55 million and $163 million during the second quarter and the first six months of 2020, respectively, as further discussed above.
Taxes Other Than Income
Taxes other than income increased $28 million and $39 million from the second quarter and the first six months of 2020, respectively, primarily from higher severance taxes driven by higher commodity prices as compared to the prior-year period.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended, June 30,
	2021	2020	2021	2020
	(In millions)
Unproved leasehold impairments	$3	$31	$21	$50
Dry hole expense	6	23	25	47
Geological and geophysical expense	1	4	3	7
Exploration overhead and other	9	14	16	25
Total Exploration	$19	$72	$65	$129
Exploration expenses decreased $53 million and $64 million from the second quarter and the first six months of 2020, respectively, primarily the result of lower dry hole expense and exploration overhead, a function of decreased exploration activities. The Company also had lower unproved leasehold impairments driven by improved commodity prices.
General and Administrative (G&A) Expenses
G&A expenses decreased $15 million from the second quarter of 2020 and remained flat with the first six months of 2020. The reduction in second-quarter 2021 G&A compared to the prior-year quarter was driven by the organizational redesign efforts during 2019 and 2020, as well as a full quarter of reimbursable expenses charged to APA. G&A for the first six months of 2021 remained unchanged from the comparative prior-year period, as higher cash-based stock compensation expense resulting from an increase in APA’s stock price was fully offset by lower overhead during the year.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs decreased $6 million and $33 million from the second quarter and the first six months of 2020, respectively, driven by costs associated with the Company’s reorganization efforts incurred in the prior year.
In recent years, the Company has streamlined its portfolio through strategic divestitures and centralized certain operational activities in an effort to capture greater efficiencies and cost savings through shared services. During the second half of 2019, management initiated a comprehensive redesign of the Company’s organizational structure and operations that it believes will better position the Company to be competitive for the long-term and further reduce recurring costs. Reorganization efforts were substantially completed during 2020.
Depreciation, Depletion, and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas properties decreased $65 million and $284 million from the second quarter and the first six months of 2020, respectively. The Company’s DD&A rate on its oil and gas properties decreased $0.93 per boe and $2.18 per boe from the second quarter and the first six months of 2020, respectively. The decrease was driven by lower production volumes and lower asset property balances associated with proved property impairments recorded during the first quarter of 2020. DD&A expense on the Company’s GPT assets remained essentially flat compared to the second quarter and the first six months of 2020.

Impairments
The Company recognized no asset impairments in connection with fair value assessments during the first six months of 2021.
The Company recognized $4.5 billion in asset impairments in connection with fair value assessments during the first six months of 2020. During the second quarter of 2020, the Company recognized impairments totaling $20 million related to proved oil and gas properties in Egypt. During the first quarter of 2020, the Company recognized impairments totaling $4.3 billion related to proved oil and gas properties in the U.S., Egypt, and the North Sea, $68 million related to GPT facilities in Egypt, $87 million related to goodwill valuations in Egypt, and $18 million related to inventory and other miscellaneous assets, including charges for the early termination of drilling rig leases.
Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended, June 30,
	2021	2020	2021	2020
	(In millions)
Interest expense	$110	$107	$222	$214
Amortization of debt issuance costs	3	2	5	4
Capitalized interest	—	(2)	—	(6)
Gain on extinguishment of debt	(1)	(140)	(1)	(140)
Interest income	(3)	(1)	(5)	(3)
Interest income from APA Corporation, net	(15)	—	(20)	—
Total Financing costs, net	$94	$(34)	$201	$69
Net financing costs increased $128 million and $132 million from the second quarters and the first six months of 2020, respectively, driven by the $140 million gain on extinguishment of debt recorded in the second quarter of 2020. This increase was partially offset by interest income from APA Corporation as a result of the note receivable from APA related to the Holding Company Reorganization. Refer to Note 2—Transactions with Parent Affiliate in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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
During the second quarter and the first six months of 2021, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter and first six months of 2020, the Company’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets and impairments recorded during the period. The Company’s 2020 year-to-date effective income tax rate was primarily impacted by oil and gas asset impairments, a goodwill impairment, and an increase in the amount of valuation allowance against its U.S. deferred tax assets.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
The Company periodically reviews the design and effectiveness of its disclosure controls, including compliance with various laws and regulations that apply to its operations, both inside and outside the United States. The Company makes modifications to improve the design and effectiveness of our disclosure controls, and may take other corrective action, if the Company’s reviews identify deficiencies or weaknesses in its controls.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A.    RISK FACTORS
Refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Part II, Item 1A—Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.
Given the nature of their respective businesses, APA Corporation and Altus Midstream Company may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the applicable disclosures in APA Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021 and Altus Midstream Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021.

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
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interest and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE CORPORATION

Dated:	August 5, 2021	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 5, 2021	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)