Form 10-Q
period 2022-03-31
APACHE CORP
filed 2022-05-05
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2022 (100% owned by APA Corporation)	1,000
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
•production and reserve levels;
•drilling risks;
•economic and competitive conditions, including market and macro-economic disruptions resulting from the Russian war in Ukraine;
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
•other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
•other risks and uncertainties disclosed in APA Corporation’s first-quarter 2022 earnings release;
•other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; and
•other factors disclosed in the other filings that the Company makes with the Securities and Exchange Commission.
Other factors or events that could cause the Company’s actual results to differ materially from the Company’s expectations may emerge from time to time, and it is not possible for the Company to predict all such factors or events. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, the Company disclaims any obligation to update or revise these statements, whether based on changes in internal estimates or expectations, new information, future developments, or otherwise.

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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2022	2021

	(In millions)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$2,320	$1,431
Purchased oil and gas sales	349	440
Total revenues	2,669	1,871
Derivative instrument gains (losses), net	(62)	158
Gain on divestitures, net	1,176	2
Other, net	45	61
	3,828	2,092
OPERATING EXPENSES:
Lease operating expenses	344	264
Gathering, processing, and transmission	81	58
Purchased oil and gas costs	351	494
Taxes other than income	70	44
Exploration	25	46
General and administrative	151	83
Transaction, reorganization, and separation	14	—
Depreciation, depletion, and amortization	291	342
Asset retirement obligation accretion	29	28
Financing costs, net	140	107
	1,496	1,466
NET INCOME BEFORE INCOME TAXES	2,332	626
Current income tax provision	392	149
Deferred income tax provision (benefit)	(41)	18
NET INCOME INCLUDING NONCONTROLLING INTERESTS	1,981	459
Net income attributable to noncontrolling interest - Sinopec	119	42
Net income attributable to noncontrolling interest - Altus	14	1
Net income attributable to noncontrolling interest - APA Corporation	71	—
Net income (loss) attributable to Altus Preferred Unit limited partners	(70)	19
NET INCOME ATTRIBUTABLE TO APA CORPORATION	$1,847	$397

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended March 31,
	2022	2021

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$1,981	$459
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income	—	1
Pension and postretirement benefit plan	(1)	—
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	1,980	460
Comprehensive income attributable to noncontrolling interest - Sinopec	119	42
Comprehensive income attributable to noncontrolling interest - Altus	14	1
Comprehensive income attributable to noncontrolling interest - APA Corporation	71	—
Comprehensive income (loss) attributable to Altus Preferred Unit limited partners	(70)	19
COMPREHENSIVE INCOME ATTRIBUTABLE TO APA CORPORATION	$1,846	$398

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$1,981	$459
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument losses (gains), net	57	(10)
Gain on divestitures, net	(1,176)	(2)
Exploratory dry hole expense and unproved leasehold impairments	9	37
Depreciation, depletion, and amortization	291	342
Asset retirement obligation accretion	29	28
Provision for (benefit from) deferred income taxes	(41)	18
Loss on extinguishment of debt	67	—
Other, net	(43)	(25)
Changes in operating assets and liabilities:
Receivables	(254)	(166)
Inventories	(43)	(3)
Drilling advances and other current assets	9	12
Deferred charges and other long-term assets	(13)	(13)
Accounts payable	(5)	73
Accounts payable to APA Corporation	(33)	15
Accrued expenses	18	(64)
Deferred credits and noncurrent liabilities	3	(10)
NET CASH PROVIDED BY OPERATING ACTIVITIES	856	691
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(334)	(237)
Additions to Altus gathering, processing, and transmission (GPT) facilities	(1)	(1)
Leasehold and property acquisitions	(20)	(2)
Contributions to Altus equity method interests	(2)	(21)
Proceeds from sale of oil and gas properties	767	3
Proceeds from sale of Kinetik shares	224	—
Deconsolidation of Altus cash and cash equivalents	(143)	—
Other, net	(1)	7
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	490	(251)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) Apache credit facility, net	338	(85)
Proceeds from Altus credit facility, net	—	33
Payments on note payable to APA Corporation, net	(21)	—
Payments on fixed-rate debt	(1,370)	(6)
Distributions to noncontrolling interest - Sinopec	(69)	(40)
Distributions to Altus Preferred Unit limited partners	(11)	(11)
Distributions to APA Corporation	(346)	(292)
Dividends paid	—	(9)
Other, net	(2)	(11)
NET CASH USED IN FINANCING ACTIVITIES	(1,481)	(421)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(135)	19
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	279	262
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144	$281

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$128	$113
Income taxes paid, net of refunds	305	124
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2022(1)	December 31, 2021(1)

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($132 related to Altus VIE)	$144	$279
Receivables, net of allowance of $111 and $109	1,625	1,390
Other current assets (Note 6) ($9 related to Altus VIE)	695	649
Accounts receivable from APA Corporation	96	77
	2,560	2,395
PROPERTY AND EQUIPMENT:
Oil and gas properties	40,223	40,474
Gathering, processing, and transmission facilities ($209 related to Altus VIE)	464	673
Other ($3 related to Altus VIE)	1,123	1,126
Less: Accumulated depreciation, depletion, and amortization ($25 related to Altus VIE)	(34,058)	(34,213)
	7,752	8,060
OTHER ASSETS:
Equity method interests (Note 7) ($1,365 related to Altus VIE)	576	1,365
Decommissioning security for sold Gulf of Mexico properties (Note 12)	640	640
Deferred charges and other ($6 related to Altus VIE)	583	581
Note receivable from APA Corporation (Note 2)	1,383	1,352
	$13,494	$14,393

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ($12 related to Altus VIE)	$633	$651
Note payable to APA Corporation	174	195
Current debt	125	215
Other current liabilities (Note 8) ($15 related to Altus VIE)	1,222	1,170
	2,154	2,231
LONG-TERM DEBT (Note 10) ($657 related to Altus VIE)	5,764	7,295
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	105	148
Asset retirement obligation (Note 9) ($68 related to Altus VIE)	2,043	2,089
Decommissioning contingency for sold Gulf of Mexico properties (Note 12)	1,086	1,086
Other ($67 related to Altus VIE)	510	572
	3,744	3,895
REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 13)	—	712
EQUITY (DEFICIT):
Common stock, $0.625 par, 1,000 and 1,000 shares authorized, respectively, 1,000 and 1,000 shares issued, respectively	—	—
Paid-in capital	8,381	8,677
Accumulated deficit	(7,470)	(9,317)
Accumulated other comprehensive income	21	22
EQUITY (DEFICIT) ATTRIBUTABLE TO APA CORPORATION	932	(618)
Noncontrolling interest - Sinopec	870	820
Noncontrolling interest - APA Corporation	30	—
Noncontrolling interest - Altus	—	58
TOTAL EQUITY	1,832	260
	$13,494	$14,393
(1)    The Altus VIE amounts are disclosed as of December 31, 2021. All Altus balances were deconsolidated as of February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 3—Acquisitions and Divestitures for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	PARENT COMPANY EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY (DEFICIT)
	(In millions)
For the Quarter Ended March 31, 2021
Balance at December 31, 2020	$608	$262	$11,735	$(10,461)	$(3,189)	$14	$(1,639)	$994	$(645)
Net income attributable to APA Corporation	—	—	—	397	—	—	397	—	397
Net income attributable to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	42	42
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	1	1
Net income attributable to Altus Preferred Unit holders	19	—	—	—	—	—	—	—	—
Distributions paid to Altus Preferred Unit limited partners	(11)	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(11)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	(40)	(40)
Common dividends declared ($0.025 per share)	—	—	(9)	—	—	—	(9)	—	(9)
APA Corporation share exchange	—	(262)	(2,927)	—	3,189	—	—	—	—
Holding Company Reorganization	—	—	757	82	—	—	839	—	839
Other	—	—	1	—	—	1	2	—	2
Balance at March 31, 2021	$605	$—	$9,557	$(9,982)	$—	$15	$(410)	$997	$587

For the Quarter Ended March 31, 2022
Balance at December 31, 2021	$712	$—	$8,677	$(9,317)	$—	$22	$(618)	$878	$260
Net income attributable to APA Corporation	—	—	—	1,847	—	—	1,847	—	1,847
Net income attributable to noncontrolling interest - APA	—	—	—	—	—	—	—	71	71
Net income attributable to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	119	119
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	14	14
Net loss attributable to Altus Preferred Unit limited partners	(70)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	(69)	(69)
Distributions to APA Corporation	—	—	(305)	—	—	—	(305)	(41)	(346)
Deconsolidation of Altus	(642)	—	—	—	—	—	—	(72)	(72)
Other	—	—	9	—	—	(1)	8	—	8
Balance at March 31, 2022	$—	$—	$8,381	$(7,470)	$—	$21	$932	$900	$1,832
(1)    As a result of the BCP Business Combination, the Company deconsolidated Altus on February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 3—Acquisitions and Divestitures for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of any recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which contains a summary of the Company’s significant accounting policies and other disclosures.
On March 1, 2021, Apache Corporation, the Company’s predecessor registrant, consummated a holding company reorganization (the Holding Company Reorganization), pursuant to which Apache became a direct, wholly owned subsidiary of APA Corporation (APA), and all of Apache’s outstanding shares automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to Apache pursuant to Rule 12g-3(a) under the Exchange Act and replaced Apache as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The Holding Company Reorganization modernized the Company’s operating and legal structure, making it more consistent with other companies that have affiliates operating around the globe. Refer to Note 2—Transactions with Parent Affiliate for more detail.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2022, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation, if applicable.
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
In conjunction with the ratification of a new merged concession agreement with the Egyptian General Petroleum Corporation (EGPC) in December 2021, Apache modified partnership agreements for certain consolidated subsidiaries. Apache subsequently determined that one of its limited partnership subsidiaries, which has control over Apache’s Egyptian operations, qualified as a variable interest entity (VIE) under GAAP. Apache continues to consolidate this limited partnership subsidiary because the Company has concluded that it has a controlling financial interest in the Egyptian operations and was determined to be the primary beneficiary of the VIE. For all periods presented, Sinopec International Petroleum Exploration and Production Corporation (Sinopec) has owned a one-third minority participation in the Company’s consolidated Egypt oil and gas business as a noncontrolling interest. Under the modified partnership agreements, APA owns a minority participation in the remaining two-thirds of its consolidated Egypt oil and gas business as a noncontrolling interest. Refer to Note 2—Transactions with Parent Affiliate for detail regarding APA’s noncontrolling interest. All noncontrolling interests are reflected as a separate component of equity in the Company’s consolidated balance sheet.

Additionally, prior to the BCP Business Combination defined below, third-party investors owned a minority interest of approximately 21 percent of Altus Midstream Company (ALTM or Altus), which was reflected as a separate noncontrolling interest component of equity in the Company’s consolidated balance sheet. ALTM qualified as a VIE under GAAP, which Apache consolidated because a wholly owned subsidiary of Apache had a controlling financial interest and was determined to be the primary beneficiary. Additionally, the assets of ALTM could only be used to settle obligations of ALTM. There was no recourse to the Company for ALTM’s liabilities.
On February 22, 2022, ALTM closed a previously announced transaction to combine with privately owned BCP Raptor Holdco LP (BCP and, together with BCP Raptor Holdco GP, LLC, the Contributed Entities) in an all-stock transaction, pursuant to the Contribution Agreement entered into by and among ALTM, Altus Midstream LP, New BCP Raptor Holdco, LLC (the Contributor), and BCP (the BCP Contribution Agreement). Pursuant to the BCP Contribution Agreement, the Contributor contributed all of the equity interests of the Contributed Entities (the Contributed Interests) to Altus Midstream LP, with each Contributed Entity becoming a wholly owned subsidiary of Altus Midstream LP (the BCP Business Combination). Upon closing the transaction, the combined entity was renamed Kinetik Holdings Inc. (Kinetik), and the Company determined that it was no longer the primary beneficiary of ALTM. The Company further determined that ALTM no longer qualified as a VIE under GAAP. As a result, the Company deconsolidated ALTM on February 22, 2022. Refer to Note 3—Acquisitions and Divestitures for further detail.
The stockholders agreement entered into by and among the Company, ALTM, BCP, and other related and affiliated entities provides that the Company, through one of its wholly owned subsidiaries, retains the ability to designate a director to the board of directors of Kinetik for so long as the Company and its affiliates beneficially own 10 percent or more of Kinetik’s outstanding common stock. Based on this board representation, combined with the Company’s stock ownership, management determined it has significant influence over Kinetik. Investments in which the Company has significant influence, but not control, are accounted for under the equity method of accounting. These investments are recorded separately as “Equity method interests” in the Company’s consolidated balance sheet. The Company elected the fair value option to account for its equity method interest in Kinetik. Refer to Note 7—Equity Method Interests for further detail.
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
Significant estimates with regard to these financial statements include the estimates of fair value for long-lived assets (refer to “Fair Value Measurements” and “Property and Equipment” sections in this Note 1 below), the fair value determination of acquired assets and liabilities (refer to Note 3—Acquisitions and Divestitures), the fair value of equity method interests (refer to “Equity Method Interests” within this Note 1 below and Note 7—Equity Method Interests), the assessment of asset retirement obligations (refer to Note 9—Asset Retirement Obligation), the estimation of the contingent liability representing Apache’s potential obligation to decommission sold properties in the Gulf of Mexico (refer to Note 12—Commitments and Contingencies), the estimate of income taxes (refer to Note 11—Income Taxes), and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom.

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
During the quarters ended March 31, 2022 and 2021, the Company recorded no asset impairments in connection with fair value assessments.
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
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the three months ended March 31, 2022 and 2021.
Payments under all contracts with customers are typically due and received within a short-term period of one year or less after physical delivery of the product or service has been rendered. Receivables from contracts with customers, net of allowance for credit losses, were $1.5 billion and $956 million as of March 31, 2022 and December 31, 2021, respectively. Refer to Note 15—Business Segment Information for a disaggregation of oil, gas, and natural gas production revenue by product and reporting segment.
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
2.    TRANSACTIONS WITH PARENT AFFILIATE
The Company completed the Holding Company Reorganization on March 1, 2021 and sold to APA all of the equity in the three Apache subsidiaries through which Apache’s interests in Suriname and the Dominican Republic were held. The Company accounted for the divestiture of its subsidiaries as a transfer to an affiliate entity under common control and no longer consolidates the subsidiaries for periods subsequent to the Holding Company Reorganization. The carrying value of the net assets transferred was $483 million, which included approximately $292 million of cash and cash equivalents, $163 million of oil and gas properties, and working capital items. The Company continues to hold its existing assets in the U.S., Egypt, and the U.K.
The Holding Company Reorganization gave rise to a note payable by APA to Apache. The note has a seven-year term, maturing on February 29, 2028, and bears interest at a rate of 4.5 percent per annum, payable semi-annually, subject to APA’s option to allow accrued interest to convert to principal (PIK) during the first 5.5 years of the note’s term (to August 31, 2026). The note is guaranteed by each of the three subsidiaries sold by Apache to APA. During the first quarters of 2022 and 2021, the Company recognized interest income on this note of $15 million and $5 million, respectively, which is reflected in “Financing costs, net” on the Company’s statement of consolidated operations. Apache has allowed interest accrued from March 1, 2021 through February 28, 2022 totaling $61 million to PIK pursuant to the note.
In the fourth quarter of 2021, in conjunction with the ratification of a new merged concession agreement (MCA) with the Egyptian General Petroleum Corporation (EGPC), Apache entered into an agreement with APA under which the historical value of existing concessions prior to ratifying the MCA was retained by Apache, with any excess value from the MCA terms being allocated to APA. Sinopec owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business, and approximately 30 percent of the remaining net income and distributable cash flow for the Company’s Egyptian operations is being allocated to APA in 2022. Apache consolidates its Egyptian operations, with APA’s noncontrolling interest reflected as a separate component in the Company’s consolidated balance sheet. In the first quarter of 2022, the Company recorded net income attributable to APA’s noncontrolling interest of $71 million and distributed $41 million of cash to APA in association with its noncontrolling interest.
The Company continues to provide administrative and support operations to APA related to activities performed for the Suriname and Dominican Republic subsidiaries. The Company is reimbursed by APA for employee costs, certain internal costs, and third-party costs paid by the Company in connection with its role as service provider. All reimbursements are based on actual costs incurred, and no market premium is applied by the Company to APA. The Company incurred $5 million in reimbursable corporate overhead charges for the first quarter of 2022.
In August 2021, Apache entered into a promissory note with APA under which Apache may borrow up to $250 million from APA at APA’s discretion. The note has a term of one year, maturing on August 4, 2022, and bears interest at a variable rate per annum equal to the monthly, short-term applicable federal rate, payable semi-annually. As of March 31, 2022, there was $174 million outstanding under this note, which is reflected as “Note payable to APA Corporation” on the Company’s consolidated balance sheet.
From time to time, the Company may, at its discretion, make distributions of capital to APA Corporation. During the first quarter of 2022, the Company made capital distributions totaling $305 million primarily in support of dividend payments and capital transactions completed by APA during the period. No capital distributions were made in the first quarter of 2021.
3.    ACQUISITIONS AND DIVESTITURES
2022 Activity
The BCP Business Combination was completed on February 22, 2022. As consideration for the contribution of the Contributed Interests, ALTM issued 50 million shares of Class C Common Stock (and Altus Midstream LP issued a corresponding number of common units) to BCP’s unitholders, which are principally funds affiliated with Blackstone and I Squared Capital. ALTM’s stockholders continued to hold their existing shares of Common Stock. As a result of the transaction, the Contributor, or its designees, collectively owned approximately 75 percent of the issued and outstanding shares of ALTM Common Stock. Apache Midstream LLC, a wholly owned subsidiary of APA, which owned approximately 79 percent of the issued and outstanding shares of ALTM Common Stock prior to the BCP Business Combination, owned approximately 20 percent of the issued and outstanding shares of ALTM Common Stock after the transaction closed.

As a result of the BCP Business Combination, the Company deconsolidated ALTM on February 22, 2022 and recognized a gain of approximately $609 million that reflects the difference of the Company’s share of ALTM’s deconsolidated balance sheet and the fair value of its approximate 20 percent retained ownership in the combined entity. A summary of components of the gain, including the ALTM balance sheet amounts deconsolidated at the time of close, is included below:

As of February 22, 2022
(In millions)

Fair value of Kinetik Class A Common Stock held by Company	$802

ASSETS:
Cash and cash equivalents	$143
Other current assets	29
Property and equipment, net	184
Equity method interests	1,367
Other noncurrent assets	12
Total assets deconsolidated	$1,735

LIABILITIES:
Current liabilities	$3
Long-term debt	657
Other noncurrent liabilities	168
Total liabilities deconsolidated	$828

NONCONTROLLING INTERESTS:
Redeemable noncontrolling interest preferred unit limited partners	$642
Noncontrolling interest-Altus	72
Total noncontrolling interests deconsolidated	$714

Net effect of deconsolidating balance sheet	$(193)

Gain on deconsolidation of ALTM	$609
In March 2022, the Company sold four million of its shares in Kinetik for cash proceeds of $224 million and recognized a loss of $25 million, including transaction fees. Refer to Note 7—Equity Method Interests for further detail. In connection with this secondary offering, the Company has agreed that within the next 24 months, it will invest a minimum of $100 million of these proceeds for new well drilling and completion activity at the Alpine High play in the Delaware Basin, where Kinetik has exclusive gas and NGL gathering and processing rights.
In March 2022, the Company completed the previously announced transaction to sell certain non-core mineral rights in the Delaware Basin for total cash proceeds of approximately $759 million after certain post-closing adjustments. The Company recognized a gain of approximately $590 million from the transaction. The Company also completed the sale of other non-core assets and leasehold in multiple transactions for total cash proceeds of $8 million. The Company recognized a gain of approximately $2 million upon closing of these transactions during the first quarter of 2022.

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
4.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $59 million and $46 million as of March 31, 2022 and December 31, 2021, respectively. The increase is primarily attributable to additional drilling activity, offset by successful transfer of well costs. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2021 were charged to dry hole expense during the three months ended March 31, 2022.
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
5.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Strategies
The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production, as well as fluctuations in exchange rates in connection with transactions denominated in foreign currencies. The Company manages the variability in its cash flows by occasionally entering into derivative transactions on a portion of its crude oil and natural gas production and foreign currency transactions. The Company utilizes various types of derivative financial instruments, including forward contracts, futures contracts, swaps, and options, to manage fluctuations in cash flows resulting from changes in commodity prices or foreign currency values.
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2022, the Company had derivative positions with 12 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices or changes in currency exchange rates.

Derivative Instruments
Commodity Derivative Instruments
As of March 31, 2022, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
January—December 2022	NYMEX Henry Hub/IF Waha	33,000	$(0.45)	—	—
January—December 2022	NYMEX Henry Hub/IF HSC	—	—	33,000	$(0.08)
July—December 2022	NYMEX Henry Hub/IF Waha	20,240	$(0.97)	—	—
July—December 2022	NYMEX Henry Hub/IF HSC	—	—	20,240	$(0.17)
October—December 2022	NYMEX Henry Hub/IF Waha	920	$(1.19)	—	—
October—December 2022	NYMEX Henry Hub/IF HSC	—	—	920	$(0.19)
January—March 2023	NYMEX Henry Hub/IF Waha	3,150	$(1.06)	—	—
January—March 2023	NYMEX Henry Hub/IF HSC	—	—	3,150	$(0.03)
January—June 2023	NYMEX Henry Hub/IF Waha	4,525	$(1.54)	—	—
January—June 2023	NYMEX Henry Hub/IF HSC	—	—	4,525	$(0.11)
January—December 2023	NYMEX Henry Hub/IF Waha	73,000	$(1.15)	—	—
January—December 2023	NYMEX Henry Hub/IF HSC	—	—	73,000	$(0.08)
Subsequent to March 31, 2022, the Company entered into basis swap contracts purchasing Nymex Henry Hub/Waha totaling 1,840,000 MMBtu with a weighted average strike price of $(1.62) and selling Nymex Henry Hub/HSC totaling 1,840,000 MMBtu with a weighted average strike price of $(0.19) for July to September 2023.
Foreign Currency Derivative Instruments
The Company has open foreign currency costless collar contracts in GBP/USD for £15 million per month for the calendar year 2022 with a weighted average floor and ceiling price of $1.39 and $1.29, respectively.
Embedded Derivatives
Altus Preferred Units Embedded Derivative
The Altus Preferred Units embedded derivative was deconsolidated as of March 31, 2022 as part of the BCP Business Combination. Refer to Note 3—Acquisitions and Divestitures for discussion of the BCP Business Combination and Note 13—Redeemable Noncontrolling Interest - Altus for a description of the Altus Preferred Units and associated embedded derivative.
Pipeline Capacity Embedded Derivatives
During the fourth quarter of 2019 and first quarter of 2020, the Company entered into agreements to assign a portion of its contracted capacity under an existing transportation agreement to third parties. Embedded in these agreements were arrangements under which the Company received payments calculated based on pricing differentials between Houston Ship Channel and Waha during the calendar years 2020 and 2021. This feature required bifurcation and measurement of the change in market value throughout 2020 and 2021. Unrealized gains and losses in the fair value of this feature were recorded as “Derivative instrument gains (losses), net” under “Revenues and Other” in the statement of consolidated operations, and the balance at the end of December 31, 2021 will be amortized into income over the original tenure of the host contract.

Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
March 31, 2022
Assets:
Commodity derivative instruments	$—	$—	$—	$—	$5	$5
Liabilities:
Commodity derivative instruments	—	34	—	34	5	39
Foreign currency derivative instruments	—	2	—	2	—	2

December 31, 2021
Liabilities:
Commodity derivative instruments	$—	$10	$—	$10	$—	$10
Pipeline capacity embedded derivative	—	46	—	46	—	46
Preferred Units embedded derivative	—	—	57	57	—	57
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

	March 31, 2022	December 31, 2021

	(In millions)
Current Assets: Other current assets	$4	$—
Other Assets: Deferred charges and other	1	—
Total derivative assets	$5	$—

Current Liabilities: Other current liabilities	$20	$4
Deferred Credits and Other Noncurrent Liabilities: Other	21	109
Total derivative liabilities	$41	$113

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended March 31,
	2022	2021

	(In millions)
Realized:
Commodity derivative instruments	$(5)	$148
Realized gain (loss), net	(5)	148
Unrealized:
Commodity derivative instruments	(24)	26
Pipeline capacity embedded derivatives	—	1
Foreign currency derivative instruments	(2)	—
Preferred Units embedded derivative	(31)	(17)
Unrealized gain (loss), net	(57)	10
Derivative instrument gains (losses), net	$(62)	$158
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
6.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	March 31, 2022	December 31, 2021

	(In millions)
Inventories	$495	$438
Drilling advances	70	55
Prepaid assets and other	30	56
Current decommissioning security for sold Gulf of Mexico assets	100	100
Total Other current assets	$695	$649
7.    EQUITY METHOD INTERESTS
The Kinetik Class A Common Stock held by the Company is treated as an interest in equity securities measured at fair value. The Company elected the fair value option based on practical expedience, variances in reporting timelines, and cost-benefit considerations for measuring its equity method interest in Kinetik. The fair value of the Company’s interest in Kinetik is determined using Level 1 inputs based on observable prices on a major exchange. The initial interest in Kinetik was measured at fair value based on the Company’s ownership of approximately 12.9 million shares of Kinetik Class A Common stock as of February 22, 2022. In March 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for a loss, including underwriters fees, of $25 million, which was recorded as a component of “Gain on divestitures, net” under “Revenues and other” in the Company’s statement of consolidated operations. Refer to Note 3–Acquisitions and Divestitures for further detail.
As of March 31, 2022, the Company holds approximately 8.9 million shares of Kinetik Class A Common Stock, or approximately 13 percent of Kinetik’s outstanding ALTM Common Stock. At March 31, 2022, a fair value adjustment gain of

$24 million was recorded based on the Company’s remaining Class A share ownership. The fair value adjustment was recorded as a component of “Other, net” under “Revenues and other” in the Company’s statement of consolidated operations.
The following table presents the activity in the Company’s equity method interest in Kinetik for the quarter ended March 31, 2022:

Kinetik Holdings Inc

(In millions)
Balance at December 31, 2021	$—
Initial interest upon closing the BCP Business Combination	802
Sale of Class A shares	(250)
Fair value adjustment as of March 31, 2022	24
Balance at March 31, 2022	$576
As of March 31, 2022, the Company has recorded gathering, processing and transportation costs payable to Kinetik of approximately $10 million related to midstream services provided by Kinetik to the Company since the close of the transaction on February 22, 2022.
Prior to the deconsolidation of Altus on February 22, 2022, the Company, through its ownership of Altus, had the following equity method interests in four Permian Basin long-haul pipeline entities, which were accounted for under the equity method of accounting at December 31, 2021. For each of the equity method interests, Altus had the ability to exercise significant influence based on certain governance provisions and its participation in activities and decisions that impact the management and economic performance of the equity method interests. The table below presents the ownership percentages held by the Company and associated carrying values for each entity:

	Interest	December 31, 2021
		(In millions)
Gulf Coast Express Pipeline, LLC	16.0%	$274
EPIC Crude Holdings, LP	15.0%	—
Permian Highway Pipeline, LLC	26.7%	630
Shin Oak Pipeline (Breviloba, LLC)	33.0%	461
Total Altus equity method interests		$1,365
The following table presents the activity in Altus’ equity method interests for the three months ended March 31, 2022:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Total

	(In millions)
Balance at December 31, 2021	$274	$—	$630	$461	$1,365
Capital contributions	—	2	—	—	2
Distributions	(5)	—	(9)	(7)	(21)
Equity income (loss), net	8	(2)	10	5	21
Deconsolidation of Altus	(277)	—	(631)	(459)	(1,367)
Balance at March 31, 2022	$—	$—	$—	$—	$—

Summarized Combined Financial Information
The following table presents summarized selected income statement data for Altus’ equity method interests (on a 100 percent basis):

For the Three Months Ended March 31,
2021
(In millions)
Operating revenues	$254
Operating income	112
Net income	89
Other comprehensive income	4
8.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	March 31, 2022	December 31, 2021

	(In millions)
Accrued operating expenses	$127	$129
Accrued exploration and development	221	206
Accrued compensation and benefits	242	292
Accrued interest	69	107
Accrued income taxes	103	28
Current asset retirement obligation	40	41
Current operating lease liability	109	99
Current portion of derivatives at fair value	20	4
Current decommissioning contingency for sold Gulf of Mexico properties	100	100
Other	191	164
Total Other current liabilities	$1,222	$1,170
9.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

March 31, 2022
(In millions)
Asset retirement obligation, December 31, 2021	$2,130
Liabilities settled	(7)
Deconsolidation of Altus	(69)
Accretion expense	29
Asset retirement obligation, March 31, 2022	2,083
Less current portion	(40)
Asset retirement obligation, long-term	$2,043

10.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	March 31, 2022	December 31, 2021
	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$5,032	$6,344
Altus credit facility(2)	—	657
Apache credit facility(2)	880	542
Finance lease obligations	35	36
Unamortized discount	(28)	(30)
Debt issuance costs	(30)	(39)
Total debt	5,889	7,510
Current maturities	(125)	(215)
Long-term debt	$5,764	$7,295
(1)    The fair values of the Company’s notes and debentures were $5.1 billion and $7.1 billion as of March 31, 2022 and December 31, 2021, respectively.
Apache uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)    The carrying value of borrowings on credit facilities approximates fair value because interest rates are variable and reflective of market rates.
As of March 31, 2022, current debt included $123 million carrying value of 2.63% senior notes due January 15, 2023 and $2 million of finance lease obligations. As of December 31, 2021, current debt included $213 million carrying value of 3.25% senior notes due April 15, 2022 and $2 million of finance lease obligations.
During the quarter ended March 31, 2022, Apache closed cash tender offers for certain outstanding notes issued under its indentures, accepting for purchase $1.1 billion aggregate principal amount of notes. Apache paid holders an aggregate $1.2 billion in cash, reflecting principal, premium to par, and accrued and unpaid interest. The Company recognized a $66 million loss on extinguishment of debt, including $11 million of unamortized debt discount and issuance costs in connection with the note purchases.
During the quarter ended March 31, 2022, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $15 million for an aggregate purchase price of $16 million in cash, including accrued interest and broker fees, reflecting a premium to par of $1 million. The Company recognized a $1 million loss on these repurchases.
During the quarter ended March 31, 2022, Apache redeemed the outstanding $213 million principal amount of 3.25% senior notes due April 15, 2022, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the redemption date. The redemption was financed by borrowing under Apache’s revolving credit facility.
During the quarter ended March 31, 2021, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $7 million for an aggregate purchase price of $6 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $1 million. No gain or loss was recognized on these repurchases.
Apache intends to reduce debt outstanding under its indentures from time to time.
In March 2018, Apache entered into a revolving credit facility with commitments totaling $4.0 billion, that Apache terminated in April 2022 when its parent corporation entered into two new syndicated credit facilities described in “Subsequent Event” below. As of March 31, 2022, there were $880 million of borrowings and an aggregate £748 million and $20 million in letters of credit outstanding under Apache’s 2018 facility. As of December 31, 2021, there were $542 million of borrowings and an aggregate £748 million and $20 million in letters of credit outstanding under Apache’s 2018 facility. The outstanding letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of March 31, 2022 and December 31, 2021, there were no outstanding borrowings under these facilities. As of March 31, 2022, there were £117 million and $17 million in letters of credit outstanding under these facilities. As of December 31, 2021, there were £117 million and $17 million in letters of credit outstanding under these facilities.

Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended March 31,
	2022	2021
	(In millions)
Interest expense	$90	$112
Amortization of debt issuance costs	2	2
Loss on extinguishment of debt	67	—
Interest income	(4)	(2)
Interest income from APA Corporation, net	(15)	(5)
Financing costs, net	$140	$107
Subsequent Event
On April 29, 2022, Apache entered into two unsecured guaranties of obligations under two unsecured syndicated credit agreements then entered into by APA Corporation (APA), of which Apache is a wholly owned subsidiary. APA’s new credit agreements are for general corporate purposes and replaced and refinanced Apache’s 2018 syndicated credit agreement (the Former Facility). Apache and certain other subsidiaries of APA may borrow and obtain letters of credit under APA’s new credit agreements, as further described below.
APA’s first new credit agreement is denominated in US dollars (the USD Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of US$1.8 billion (including a letter of credit subfacility of up to US$750 million, of which US$150 million currently is committed). APA may increase commitments up to an aggregate US$2.3 billion by adding new lenders or obtaining the consent of any increasing existing lenders. This facility matures in April 2027, subject to APA’s two, one-year extension options.
APA’s second new credit agreement is denominated in pounds sterling (the GBP Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of £1.5 billion for loans and letters of credit. This facility matures in April 2027, subject to APA’s two, one-year extension options.
In connection with APA’s entry into the USD Agreement and the GBP Agreement (each, a New Agreement), Apache terminated US$4.0 billion of commitments under the Former Facility. Apache has guaranteed obligations under each New Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures is less than US$1.0 billion.
Borrowers under each New Agreement may include APA and certain subsidiaries organized under the laws of, resident of, or domiciled in, the United States, Canada, England and Wales, the United Kingdom, or the Cayman Islands. Apache may borrow under the USD Agreement up to an aggregate principal amount of US$300 million outstanding at any given time.
Letters of credit are available under each New Agreement for credit support needs of APA and its subsidiaries, including in respect of North Sea decommissioning obligations. Letters of credit under each New Agreement may be denominated in US dollars, pounds sterling, Canadian dollars, and any other foreign currency consented to by an issuing bank.
As of April 29, 2022, an aggregate US$680 million in borrowings under the Former Facility were deemed borrowings by APA outstanding under the USD Agreement. As of April 29, 2022, (i) a letter of credit for US$20 million originally issued under the Former Facility is deemed issued and outstanding under the USD Agreement and (ii) letters of credit aggregating £748 million originally issued under the Former Facility are deemed issued and outstanding under the GBP Agreement.
Borrowers under each New Agreement may borrow, prepay, and reborrow loans and obtain letters of credit, and APA may obtain letters of credit for the account of its subsidiaries, in each case subject to representations and warranties, covenants, and events of default substantially similar to those in the Former Facility. The New Agreements do not permit lenders to accelerate maturity or refuse to lend based on unspecified material adverse changes and do not have borrowing restrictions or prepayment obligations in the event of a decline in credit ratings.

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
During the first quarter of 2022, the Company’s effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the first quarter of 2021, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
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
12.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of March 31, 2022, the Company has an accrued liability of approximately $73 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on Legal Matters described below, refer to Note 11—Commitments and Contingencies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

Louisiana Restoration
As more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including the Company, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to its original condition, regardless of the value of the underlying property. From time to time, restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While adverse judgments against the Company are possible, the Company intends to actively defend these lawsuits and claims.
Starting in November of 2013 and continuing into 2022, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including the Company. These cases were all removed to federal courts in Louisiana. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While adverse judgments against the Company might be possible, the Company intends to vigorously oppose these claims.
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

California and Delaware Litigation
On July 17, 2017, in three separate actions, San Mateo County, California, Marin County, California, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the state of California against over 30 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. On December 20, 2017, in two separate actions, the City of Santa Cruz and Santa Cruz County and in a separate action on January 22, 2018, the City of Richmond, filed similar lawsuits against many of the same defendants. On November 14, 2018, the Pacific Coast Federation of Fishermen’s Associations, Inc. also filed a similar lawsuit against many of the same defendants. After removal of all such lawsuits to federal court, the district court remanded them back to state court. The 9th Circuit Court of Appeals’ affirmance of this remand decision was appealed to the U.S. Supreme Court. That appeal was decided by the U.S. Supreme Court ruling in a similar case, BP p.l.c. v. Mayor and City Council of Baltimore. As a result, the California cases were sent back to the 9th Circuit for further appellate review of the decision to remand the cases to state court. The 9th Circuit has since, once again, affirmed the district court’s remand to state court. The defendants are appealing this latest remand decision to the U.S. Supreme Court. Further activity in the cases has been stayed pending further appellate review.
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
In the Rhea case, which was certified, a class of royalty owners sought damages of approximately $200 million for alleged breach of the implied covenant to market relating to post-production deductions and alleged NGL uplift value. With no admission of liability or wrongdoing, but only to avoid the expense and uncertainty of future litigation, Apache has entered into a settlement agreement in the Rhea case to resolve all claims made against it by the class. The settlement agreement is subject to court approval and a full fairness hearing will be held in the coming months. The settlement will not have a material effect on the Company’s financial position, results of operations, or liquidity.
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
Environmental Matters
As of March 31, 2022, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
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
The Company is not aware of any environmental claims existing as of March 31, 2022 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
By letter dated April 5, 2022, replacing two prior letters dated September 8, 2021 and February 22, 2022, respectively, GOM Shelf notified the Bureau of Safety and Environmental Enforcement (BSEE) that it was unable to fund the decommissioning obligations that it is currently obligated to perform on certain of the Legacy GOM Assets. As a result, Apache and other current and former owners in these assets have received orders from BSEE to decommission certain of the Legacy GOM Assets included in GOM Shelf’s notification to BSEE. Apache expects to receive such orders on the other Legacy GOM Assets included in GOM Shelf’s notification letter. Further, Apache anticipates that GOM Shelf may send additional such notices to BSEE in the future and that it may receive additional orders from BSEE requiring it to decommission other Legacy GOM Assets.
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
As of March 31, 2022, Apache estimates that its potential liability to fund decommissioning of Legacy GOM Assets it may be ordered to perform ranges from $1.2 billion to $1.4 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $1.2 billion as of March 31, 2022, representing the estimated costs of decommissioning it may be required to perform on Legacy GOM Assets. Of the total liability recorded, $1.1 billion is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $100 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. The Company has also recorded a $740 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $640 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $100 million is reflected under “Other current assets.” Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued. In addition, significant changes in the market price of oil, gas, and NGLs could further impact Apache’s estimate of its contingent liability to decommission Legacy GOM Assets.
13.    REDEEMABLE NONCONTROLLING INTEREST — ALTUS
Preferred Units Issuance
On June 12, 2019, Altus Midstream LP issued and sold Preferred Units for an aggregate issue price of $625 million in a private offering exempt from the registration requirements of the Securities Act (the Closing). Altus Midstream LP received approximately $611 million in cash proceeds from the sale after deducting transaction costs and discounts to certain purchasers.
Classification
Prior to the deconsolidation of Altus on February 22, 2022, at December 31, 2021, the carrying amount of the Preferred Units was recorded as “Redeemable Noncontrolling Interest — Altus Preferred Unit Limited Partners” classified as temporary equity on the Company’s consolidated balance sheet based on the terms of the Preferred Units, including the redemption rights with respect thereto.

Measurement
Altus applied a two-step approach to subsequent measurement of the redeemable noncontrolling interest related to the Preferred Units by first allocating a portion of the net income of Altus Midstream LP in accordance with the terms of the partnership agreement. An additional adjustment to the carrying value of the Preferred Unit redeemable noncontrolling interest at each period end was recorded, if applicable. The amount of such adjustment was determined based upon the accreted value method to reflect the passage of time until the Preferred Units were exchangeable at the option of the holder. Pursuant to this method, the net transaction price was accreted using the effective interest method to the Redemption Price calculated at the seventh anniversary of the Closing. The total adjustment was limited to an amount such that the carrying amount of the Preferred Unit redeemable noncontrolling interest at each period end was equal to the greater of (a) the sum of (i) the carrying amount of the Preferred Units, plus (ii) the fair value of the embedded derivative liability and (b) the accreted value of the net transaction price.
Activity related to the Preferred Units is as follows:

	Units Outstanding	Financial Position
	(In millions, except unit data)
Redeemable noncontrolling interest — Preferred Units at: December 31, 2020	660,694	$608
Cash distributions to Altus Preferred Unit limited partners	—	(46)
Distributions payable to Altus Preferred Unit limited partners	—	(12)
Allocation of Altus Midstream LP net income	N/A	80
Accreted value adjustment	N/A	82
Redeemable noncontrolling interest — Preferred Units at: December 31, 2021	660,694	712
Allocation of Altus Midstream LP net income	N/A	12
Accreted value adjustment(1)	N/A	(82)
Redeemable noncontrolling interest — Preferred Units at: February 22, 2022	660,694	642
Preferred Units embedded derivative		89
Deconsolidation of Altus		(731)
		$—
(1)    Includes the reversal of previously recorded accreted value adjustments of $53 million due to the deconsolidation of Altus.
N/A - not applicable.
14.    CAPITAL STOCK AND EQUITY
Upon consummation of the Holding Company Reorganization, each outstanding share of Apache common stock automatically converted into a share of APA common stock on a one-for-one basis. As a result, each stockholder of Apache now owns the same number of shares of APA common stock that such stockholder owned of Apache common stock immediately prior to the Holding Company Reorganization. As a result of the Holding Company Reorganization and subsequent activity, Apache recorded various intercompany activities during the first quarter ended March 31, 2021 as capital transactions, which are reflected in Apache’s Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests. Refer to Note 2—Transactions with Parent Affiliate for more detail.
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
Distributions to APA Corporation and Common Stock Dividends
During the quarter ended March 31, 2022, the Company paid $305 million in capital distributions to its parent, APA, which is included as “Distributions to APA Corporation” on the Company’s statement of consolidated cash flows. During the quarter ended March 31, 2021, prior to completion of the Holding Company Reorganization, the Company paid $9 million in dividends on its common stock.

15.    BUSINESS SEGMENT INFORMATION
As of March 31, 2022, the Company is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Prior to the deconsolidation of Altus on February 22, 2022, the Company’s Midstream business was operated by Altus Midstream Company, which owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream
For the Quarter Ended March 31, 2022	(In millions)
Revenues:
Oil revenues	$790	$328	$599	$—	$—	$1,717
Natural gas revenues	98	99	183	—	—	380
Natural gas liquids revenues	3	16	207	—	(3)	223
Oil, natural gas, and natural gas liquids production revenues	891	443	989	—	(3)	2,320
Purchased oil and gas sales	—	—	344	5	—	349
Midstream service revenues	—	—	—	16	(16)	—
	891	443	1,333	21	(19)	2,669
Operating Expenses:
Lease operating expenses	131	96	118	—	(1)	344
Gathering, processing, and transmission	5	12	77	5	(18)	81
Purchased oil and gas costs	—	—	351	—	—	351
Taxes other than income	—	—	67	3	—	70
Exploration	15	5	4	—	1	25
Depreciation, depletion, and amortization	97	62	130	2	—	291
Asset retirement obligation accretion	—	20	8	1	—	29
	248	195	755	11	(18)	1,191
Operating Income (Loss)(2)	$643	$248	$578	$10	$(1)	1,478

Other Income (Expense):
Derivative instrument loss, net						(62)
Gain on divestitures, net						1,176
Other, net						45
General and administrative						(151)
Transaction, reorganization, and separation						(14)
Financing costs, net						(140)
Income Before Income Taxes						$2,332

Total Assets(3)	$2,966	$2,169	$8,359	$—	$—	$13,494

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream
For the Quarter Ended March 31, 2021	(In millions)
Revenues:
Oil revenues	$402	$241	$348	$—	$—	$991
Natural gas revenues	70	31	211	—	—	312
Natural gas liquids revenues	2	6	120	—	—	128
Oil, natural gas, and natural gas liquids production revenues	474	278	679	—	—	1,431
Purchased oil and gas sales	—	—	437	3	—	440
Midstream service revenues	—	—	—	32	(32)	—
	474	278	1,116	35	(32)	1,871
Operating Expenses:
Lease operating expenses	104	75	86	—	(1)	264
Gathering, processing, and transmission	1	12	69	7	(31)	58
Purchased oil and gas costs	—	—	492	2	—	494
Taxes other than income	—	—	40	4	—	44
Exploration	8	20	16	—	2	46
Depreciation, depletion, and amortization	130	84	125	3	—	342
Asset retirement obligation accretion	—	19	8	1	—	28
	243	210	836	17	(30)	1,276
Operating Income (Loss)(2)	$231	$68	$280	$18	$(2)	$595

Other Income (Expense):
Derivative instrument gains, net						158
Gain on divestitures, net						2
Other, net						61
General and administrative						(83)
Financing costs, net						(107)
Income Before Income Taxes						$626

Total Assets(3)	$3,020	$2,167	$6,959	$1,828	$1	$13,975
(1)    Includes revenue from non-customers for the quarters ended March 31, 2022 and 2021 of:

	For the Quarter Ended March 31,
	2022	2021
	(In millions)
Oil	$250	$93
Natural gas	31	12
Natural gas liquids	1	1
(2)Operating income of U.S. and Egypt includes leasehold impairments of $3 million and $1 million, respectively, for the first quarter of 2022. Operating income of U.S. and Egypt includes leasehold and other asset impairments of $16 million and $2 million, respectively, for the first quarter of 2021.
(3)Intercompany balances are excluded from total assets.
(4)Includes noncontrolling interests of Sinopec, Altus, and APA.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following discussion relates to Apache Corporation (Apache or the Company) and its consolidated subsidiaries and should be read together with the Company’s Consolidated Financial Statements and accompanying notes included in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q, as well as related information set forth in the Company’s Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
On March 1, 2021, Apache Corporation consummated a holding company reorganization (the Holding Company Reorganization), pursuant to which Apache Corporation became a direct, wholly owned subsidiary of APA Corporation (APA), and all of the Company’s outstanding shares automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to the Company pursuant to Rule 12g-3(a) under the Exchange Act and replaced the Company as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The Holding Company Reorganization modernized the Company’s operating and legal structure, making it more consistent with other companies that have affiliates operating around the globe. Refer to Note 2—Transactions with Parent Affiliate for more detail.
Overview
Apache, a direct, wholly owned subsidiary of APA, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids (NGLs). The Company’s upstream business currently has exploration and production operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). Prior to the BCP Business Combination defined below, the Company’s midstream business was operated by Altus Midstream Company (ALTM) through its subsidiary Altus Midstream LP (collectively, Altus). Altus owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas.
The Company’s mission is to grow in an innovative, safe, environmentally responsible, and profitable manner for the long-term benefit of its stakeholders. The Company is focused on rigorous portfolio management, disciplined financial structure, and optimization of returns.
The global economy and the energy industry have been deeply impacted by the effects of the conflict in Ukraine and coronavirus disease 2019 (COVID-19) pandemic and related governmental actions. Uncertainties in the global supply chain, commodity prices, and financial markets continue to impact oil supply and demand. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to maintain a balanced asset portfolio; (2) to invest for long-term returns over production growth; and (3) to budget conservatively to generate cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its stakeholders. The Company continues to aggressively manage its cost structure regardless of the oil price environment and closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process.
In the first quarter of 2022, the Company reported net income of $1.8 billion compared to net income of $397 million in the first quarter of 2021. Net income for the first quarter of 2022 benefited from higher revenue attributable to a new merged concession agreement in Egypt, significantly improved commodity prices, and a gain of $1.2 billion associated with asset divestitures. The increase in realized prices was primarily driven by effects of the conflict in Ukraine on global commodity prices, uncertainties around spare capacity and energy security globally, and increased economic activity compared to the first quarter of 2021.
The Company generated $856 million of cash from operating activities during the first three months of 2022, a 24 percent increase from the first three months of 2021, driven by higher revenue attributable to the new merged concession agreement in Egypt and higher commodity prices. Since year-end 2021, the Company has reduced its total outstanding debt and redeemable preferred interests by $1.6 billion and $712 million, respectively, through the deconsolidation of ALTM and the retirement of outstanding notes and debentures. The Company had $144 million of cash on hand at March 31, 2022.
Following this progress and considering the ongoing constructive price environment, the Company has adjusted its cash allocation approach. The capital investment program will be increased to a level intended to sustain or slightly grow global production volumes. This will be primarily accomplished through a gradual ramp in activity over the next few quarters, primarily in Egypt, but also in the Company’s U.S. onshore assets.

Operational Highlights
Key operational highlights for the quarter include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 52 percent of its total production during the first quarter of 2022. The Company averaged three rigs in the U.S. during the quarter and has recently added a fourth rig in the Delaware Basin. The Company anticipates that the current level of activity will enable it to return U.S. oil production to a modest rate of growth by the second half of 2022.
•On February 22, 2022, ALTM closed a previously announced transaction to combine with privately owned BCP Raptor Holdco LP (BCP and, together with BCP Raptor Holdco GP, LLC, the Contributed Entities) in an all-stock transaction, pursuant to the Contribution Agreement entered into by and among ALTM, Altus Midstream LP, New BCP Raptor Holdco, LLC (the Contributor), and BCP (the BCP Contribution Agreement). Upon closing the transaction, the combined entity was renamed Kinetik Holdings Inc. (Kinetik). As consideration for the contribution of the Contributed Interests, ALTM issued 50 million shares of Class C Common Stock (and Altus Midstream LP issued a corresponding number of common units) to BCP’s unitholders.
ALTM’s stockholders continued to hold their existing shares of ALTM Common Stock. Apache Midstream LLC, a wholly owned subsidiary of APA, which owned approximately 79 percent of the issued and outstanding shares of ALTM Common Stock prior to the BCP Business Combination, owned approximately 20 percent of the issued and outstanding shares of ALTM Common Stock after the transaction closed. The Company deconsolidated ALTM upon closing the transaction and recognized a gain of approximately $609 million that reflects the difference of the Company’s share of ALTM’s deconsolidated balance sheet and the fair value of its 20 percent retained ownership in the combined entity.
Subsequent to the close of the transaction, in March 2022, the Company sold four million of its shares in Kinetik for $224 million, reducing the Company’s retained ownership percentage in Kinetik to approximately 13 percent.
•In March 2022, the Company completed the previously announced transaction to sell certain non-core mineral rights in the Delaware Basin for total cash proceeds of approximately $759 million after certain post-closing adjustments. The Company recognized a gain of approximately $590 million from the transaction.
International
•In Egypt, the Company averaged 11 drilling rigs and drilled 15 productive wells during the first quarter of 2022. First quarter 2022 gross equivalent production in the Company’s Egypt assets decreased 1 percent from the first quarter of 2021, while net production increased 26 percent, primarily a function of improved cost recovery under the new merged concession agreement ratified at the end of 2021. The Company continues to build and enhance its drilling inventory in Egypt, supplemented with recent seismic acquisitions and new play concept evaluations on both new and existing acreage. The Company plans to increase drilling and workover activity as a result of the merged concession agreement.
•The Company averaged one rig in the North Sea during the first quarter of 2022. Production was impacted by unplanned inspection downtime at the Forties Echo platform during the first quarter of 2022.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended March 31,
	2022		2021
	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Oil Revenues:
United States	$599	35%	$348	35%
Egypt(1)	790	46%	402	41%
North Sea	328	19%	241	24%
Total(1)	$1,717	100%	$991	100%

Natural Gas Revenues:
United States	$183	48%	$211	68%
Egypt(1)	98	26%	70	22%
North Sea	99	26%	31	10%
Total(1)	$380	100%	$312	100%

NGL Revenues:
United States	$204	91%	$120	94%
Egypt(1)	3	2%	2	1%
North Sea	16	7%	6	5%
Total(1)	$223	100%	$128	100%

Oil and Gas Revenues:
United States	$986	43%	$679	47%
Egypt(1)	891	38%	474	33%
North Sea	443	19%	278	20%
Total(1)	$2,320	100%	$1,431	100%
(1)    Includes revenues attributable to noncontrolling interests in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended March 31,
	2022	Increase (Decrease)	2021
Oil Volume (b/d)
United States	69,636	3%	67,690
Egypt(1)(2)	85,018	18%	72,170
North Sea	35,242	(19)%	43,524
Total	189,896	4%	183,384

Natural Gas Volume (Mcf/d)
United States	477,637	(6)%	507,517
Egypt(1)(2)	386,577	39%	278,149
North Sea	38,466	(23)%	49,840
Total	902,680	8%	835,506

NGL Volume (b/d)
United States	61,711	7%	57,815
Egypt(1)(2)	491	(16)%	583
North Sea	1,498	10%	1,368
Total	63,700	7%	59,766

BOE per day(3)
United States	210,953	—%	210,091
Egypt(1)(2)	149,938	26%	119,111
North Sea(4)	43,151	(19)%	53,199
Total	404,042	6%	382,401
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended March 31,
	2022	2021
Oil (b/d)	134,397	135,320
Natural Gas (Mcf/d)	597,812	603,269
NGL (b/d)	735	897
(2)    Includes net production volumes per day attributable to noncontrolling interests in Egypt of:

	For the Quarter Ended March 31,
	2022	2021
Oil (b/d)	45,332	24,088
Natural Gas (Mcf/d)	206,079	92,936
NGL (b/d)	262	194
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the first quarter of 2022 and 2021 were 43,668 boe/d and 54,544 boe/d, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended March 31,
	2022	Increase (Decrease)	2021
Average Oil Price - Per barrel
United States	$95.58	67%	$57.16
Egypt	103.22	67%	61.89
North Sea	102.20	71%	59.67
Total	100.23	68%	59.62

Average Natural Gas Price - Per Mcf
United States	$4.25	(8)%	$4.61
Egypt	2.83	1%	2.79
North Sea	32.35	367%	6.93
Total	4.70	14%	4.14

Average NGL Price - Per barrel
United States	$36.67	60%	$22.99
Egypt	77.81	74%	44.74
North Sea	74.64	54%	48.59
Total	38.33	61%	23.79
First-Quarter 2022 compared to First-Quarter 2021
Crude Oil Crude oil revenues for the first quarter of 2022 totaled $1.7 billion, a $726 million increase from the comparative 2021 quarter. A 68 percent increase in average realized prices increased first-quarter 2022 oil revenues by $675 million compared to the prior-year quarter, while 4 percent higher average daily production increased revenues by $51 million. Crude oil revenues accounted for 74 percent of total oil and gas production revenues and 47 percent of worldwide production in the first quarter of 2022. The Company’s worldwide oil production increased 6.5 Mb/d to 189.9 Mb/d during the first quarter of 2022 from the comparative prior-year period, primarily a function of improved cost recovery under the merged concession agreement in Egypt ratified at the end of 2021 and increased drilling and recompletion activity in the U.S. These increases were partially offset by operational downtime in the North Sea and natural production decline across all assets.
Natural Gas Gas revenues for the first quarter of 2022 totaled $380 million, a $68 million increase from the comparative 2021 quarter. A 14 percent increase in average realized prices increased first-quarter 2022 natural gas revenues by $42 million compared to the prior-year quarter, while 8 percent higher average daily production increased revenues by $26 million. Natural gas revenues accounted for 16 percent of total oil and gas production revenues and 37 percent of worldwide production during the first quarter of 2022. The Company’s worldwide natural gas production increased 67.2 MMcf/d to 903 MMcf/d during the first quarter of 2022 from the comparative prior-year period, primarily a result of increased drilling and recompletion activity in the U.S. and increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021. These increases were partially offset by operational downtime in the North Sea and natural production decline across all assets.
NGL NGL revenues for the first quarter of 2022 totaled $223 million, a $95 million increase from the comparative 2021 quarter. A 61 percent increase in average realized prices increased first-quarter 2022 NGL revenues by $78 million compared to the prior-year quarter, while 7 percent higher average daily production increased revenues by $17 million. NGL revenues accounted for 10 percent of total oil and gas production revenues and 16 percent of worldwide production during the first quarter of 2022. The Company’s worldwide NGL production increased 3.9 Mb/d to 63.7 Mb/d during the first quarter of 2022 from the comparative prior-year period, primarily a result of increased drilling and recompletion activity in the U.S.
Altus Midstream Revenues
Prior to the deconsolidation of Altus on February 22, 2022, Altus Midstream services revenues generated through its fee-based contractual arrangements with the Company totaled $16 million and $32 million during the first quarters of 2022 and 2021, respectively. These revenues were eliminated upon consolidation.

Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes totaled $349 million and $440 million during the first quarters of 2022 and 2021, respectively. Purchased oil and gas sales were offset by associated purchase costs of $351 million and $494 million during the first quarters of 2022 and 2021, respectively. Gross purchased oil and gas sales values and the associated net losses were higher in the first quarter of 2021 due to extreme price volatility during the month of February due to Winter Storm Uri in Texas.
Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended March 31,
	2022	2021
	(In millions)
Lease operating expenses	$344	$264
Gathering, processing, and transmission	81	58
Purchased oil and gas costs	351	494
Taxes other than income	70	44
Exploration	25	46
General and administrative	151	83
Transaction, reorganization, and separation	14	—
Depreciation, depletion, and amortization:
Oil and gas property and equipment	278	312
Gathering, processing, and transmission assets	5	19
Other assets	8	11
Asset retirement obligation accretion	29	28
Financing costs, net	140	107
Total Operating Expenses	$1,496	$1,466
Lease Operating Expenses (LOE)
LOE increased $80 million in the first quarter of 2022 from the comparative prior-year period. On a per-unit basis, LOE increased 24 percent in the first quarter of 2022 from the comparative prior-year period. The increase was driven by overall higher labor costs and operating costs trending with higher oil and gas prices and global inflation. LOE costs for the first quarter of 2022 were also impacted by mark-to-market adjustments for cash-based stock compensation expense resulting from an increase in the Company’s stock price and anticipated achievement of performance and financial objectives as defined in the stock award plans. These increases were coupled with increased workover activity in the U.S. in the first quarter of 2022.

Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended March 31,
	2022	2021
	(In millions)
Third-party processing and transmission costs	$66	$51
Midstream service costs - ALTM	18	31
Midstream service costs - Kinetik	10	—
Upstream processing and transmission costs	94	82
Midstream operating expenses	5	7
Intersegment eliminations	(18)	(31)
Total Gathering, processing, and transmission	$81	$58
GPT costs increased $23 million in the first quarter of 2022 from the comparative prior-year period. Third-party processing and transmission costs increased $15 million in the first quarter of 2022 from the comparative prior-year period. The increase in third-party costs for the first quarter of 2022 was primarily driven by an increase in average transportation rates during the quarter. Total midstream service costs, which reflect midstream services provided to the Company by ALTM and its successor, Kinetik, were relatively flat in the first quarter of 2022 compared to the same prior-year period. Costs for services provided by ALTM in the first quarter of 2022 and prior to the BCP Business Combination totaling $18 million were eliminated in the Company’s consolidated financial statements and reflected as “Intersegment eliminations” in the table above. Subsequent to the BCP Business Combination and the Company’s deconsolidation of Altus on February 22, 2022, these midstream services continue to be provided by Kinetik but are no longer eliminated. Midstream services provided by Kinetik totaled $10 million in the first quarter of 2022 and will continue to result in higher GPT costs in future periods as compared to periods preceding the ALTM deconsolidation.
Purchased Oil and Gas Costs
Purchased oil and gas costs totaled $351 million during the first quarter of 2022 compared to $494 million during the first quarter of 2021. Purchased oil and gas costs were offset by associated purchase sales of $349 million during the first quarter of 2022 compared to $440 million during the first quarter of 2021, as further discussed above.
Taxes Other Than Income
Taxes other than income increased $26 million from the first quarter of 2021, primarily from higher severance taxes driven by higher commodity prices as compared to the same prior-year period.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended March 31,
	2022	2021
	(In millions)
Unproved leasehold impairments	$4	$18
Dry hole expense	5	19
Geological and geophysical expense	1	2
Exploration overhead and other	15	7
Total Exploration	$25	$46
Exploration expenses decreased $21 million from the first quarter of 2021 primarily the result of lower unproved leasehold impairments and lower dry hole expenses as compared to the same prior-year period. These decreases were offset by higher overhead and geological and geophysical expenses resulting from a slight increase in exploration activities and related labor costs compared to the prior year.

General and Administrative (G&A) Expenses
G&A expenses increased $68 million in the first quarter of 2022 from the comparative prior-year period, primarily driven by higher cash-based stock compensation expense resulting from an increase in the Company’s stock price and anticipated achievement of performance and financial objectives as defined in the stock award plans. Higher overall wage increases across the Company also impacted G&A expenses during the first quarter of 2022 compared to the prior year period.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs increased $14 million from the first quarter of 2021 primarily as a result of transaction costs from the BCP Business Combination.
Depreciation, Depletion, and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas properties decreased $34 million from the first quarter of 2021. The Company’s DD&A rate on its oil and gas properties decreased $1.40 per boe from the first quarter of 2021. The decrease on an absolute basis was driven by lower depletion rates in Egypt, partially offset by higher production volumes.
Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended March 31,
	2022	2021
	(In millions)
Interest expense	$90	$112
Amortization of debt issuance costs	2	2
Capitalized interest	—	—
Loss on extinguishment of debt	67	—
Interest income	(4)	(2)
Interest income from APA Corporation, net	(15)	(5)
Total Financing costs, net	$140	$107
Net financing costs increased $33 million from the first quarter of 2021 primarily driven by a $67 million loss on extinguishment of debt recognized in the first quarter of 2022, offset by lower overall interest expense related to the reduction of fixed-rate debt during 2021 and the first quarter of 2022.
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
During the first quarter of 2022, the Company’s effective income tax rate was primarily impacted by the gain associated with the deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the first quarter of 2021, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
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
Critical Accounting Estimates

The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions about future events that affect reported amounts in the financial statements and the accompanying notes. The Company identifies certain accounting policies involving estimation as critical accounting estimates based on, among other things, their impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimate. For a discussion of the Company’s most critical accounting estimates, please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Some of the more significant estimates include reserve estimates, oil and gas exploration costs, offshore decommissioning contingency, impairment of equity method interests, long-lived asset impairments, asset retirement obligations, and income taxes.
New Accounting Pronouncements
There were no material changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Part I, Item 3—Legal Proceedings of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Note 12—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is hereby incorporated by reference herein), for a description of material legal proceedings.
ITEM 1A.    RISK FACTORS
Refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Given the nature of its business, APA Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in APA Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and APA Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
Guaranty [USD Facility], dated as of April 29, 2022, made by Apache Corporation in favor of each of the lenders, issuing banks, and agents party to the Credit Agreement, dated as of April 29, 2022, among APA Corporation, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 2, 2022, SEC File No. 001-4300).

10.2	–
Credit Agreement [USD Facility], dated as of April 29, 2022, among APA Corporation, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Royal Bank of Canada, HSBC Bank USA, National Association, MUFG Bank, Ltd., Wells Fargo Bank, National Association, Goldman Sachs Bank USA, The Toronto-Dominion Bank, New York Branch, The Bank of Nova Scotia, Houston Branch, Truist Bank, and Mizuho Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 2, 2022, SEC File No. 001-4300).

10.3	–
Guaranty [GBP Facility], dated as of April 29, 2022, made by Apache Corporation in favor of each of the lenders, issuing banks, and agents party to the Credit Agreement, dated as of April 29, 2022, among APA Corporation, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed May 2, 2022, SEC File No. 001-4300).

10.4	–
Credit Agreement [GBP Facility], dated as of April 29, 2022, among APA Corporation, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, The Toronto-Dominion Bank, London Branch, as Syndication Agent, Bank of America, N.A., Royal Bank of Canada, HSBC Bank USA, National Association, MUFG Bank, Ltd., Wells Fargo Bank, N.A. London Branch, Goldman Sachs Bank USA, The Bank of Nova Scotia, Houston Branch, Truist Bank, and Mizuho Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed May 2, 2022, SEC File No. 001-4300).

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101	–
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE CORPORATION

Dated:	May 5, 2022	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 5, 2022	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)