Form 10-Q
period 2022-06-30
APACHE CORP
filed 2022-08-04
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2022 (100% owned by APA Corporation)	1,000
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
•other risks and uncertainties disclosed in APA Corporation’s second-quarter 2022 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$2,525	$1,514	$4,845	$2,945
Purchased oil and gas sales	522	242	871	682
Total revenues	3,047	1,756	5,716	3,627
Derivative instrument gains (losses), net	(32)	(113)	(94)	45
Gain (loss) on divestitures, net	(27)	65	1,149	67
Other, net	64	74	109	135
	3,052	1,782	6,880	3,874
OPERATING EXPENSES:
Lease operating expenses	359	311	703	575
Gathering, processing, and transmission(1)	94	61	175	119
Purchased oil and gas costs	528	262	879	756
Taxes other than income	78	51	148	95
Exploration	15	19	40	65
General and administrative	83	79	234	162
Transaction, reorganization, and separation	3	4	17	4
Depreciation, depletion, and amortization	278	351	569	693
Asset retirement obligation accretion	29	28	58	56
Financing costs, net	62	94	202	201
	1,529	1,260	3,025	2,726
NET INCOME BEFORE INCOME TAXES	1,523	522	3,855	1,148
Current income tax provision	415	131	807	280
Deferred income tax benefit	(21)	(40)	(62)	(22)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	1,129	431	3,110	890
Net income attributable to noncontrolling interest - Sinopec	141	41	260	83
Net income attributable to noncontrolling interest - Altus	—	27	14	28
Net income attributable to noncontrolling interest - APA Corporation	85	—	156	—
Net income (loss) attributable to Altus Preferred Unit limited partners	—	24	(70)	43
NET INCOME ATTRIBUTABLE TO APA CORPORATION	$903	$339	$2,750	$736
(1)    For gathering, processing, and transmission costs associated with Kinetik, refer to Note 7—Equity Method Interest for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$1,129	$431	$3,110	$890
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income	—	—	—	1
Pension and postretirement benefit plan	—	—	(1)	—
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	1,129	431	3,109	891
Comprehensive income attributable to noncontrolling interest - Sinopec	141	41	260	83
Comprehensive income attributable to noncontrolling interest - Altus	—	27	14	28
Comprehensive income attributable to noncontrolling interest - APA Corporation	85	—	156
Comprehensive income (loss) attributable to Altus Preferred Unit limited partners	—	24	(70)	43
COMPREHENSIVE INCOME ATTRIBUTABLE TO APA CORPORATION	$903	$339	$2,749	$737

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$3,110	$890
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument losses, net	83	55
Gain on divestitures, net	(1,149)	(67)
Exploratory dry hole expense and unproved leasehold impairments	15	46
Depreciation, depletion, and amortization	569	693
Asset retirement obligation accretion	58	56
Benefit from deferred income taxes	(62)	(22)
(Gain) loss on extinguishment of debt	67	(1)
Other, net	(119)	(34)
Changes in operating assets and liabilities:
Receivables	(501)	(173)
Inventories	(18)	20
Drilling advances and other current assets	28	32
Deferred charges and other long-term assets	(11)	(18)
Accounts payable	185	145
Accounts payable to APA Corporation	(54)	13
Accrued expenses	201	17
Deferred credits and noncurrent liabilities	(2)	(17)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,400	1,635
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(635)	(488)
Leasehold and property acquisitions	(26)	(3)
Proceeds from sale of oil and gas properties	751	181
Proceeds from sale of Kinetik shares	224	—
Deconsolidation of Altus cash and cash equivalents	(143)	—
Other, net	2	(13)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	173	(323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Apache credit facility, net	138	(150)
Proceeds from Altus credit facility, net	—	33
Payments on note payable to APA Corporation, net	(486)	—
Payments on fixed-rate debt	(1,370)	(20)
Distributions to noncontrolling interest - Sinopec	(159)	(60)
Distributions to Altus Preferred Unit limited partners	(11)	(23)
Distributions to APA Corporation	(733)	(302)
Dividends paid	—	(9)
Other, net	(3)	(21)
NET CASH USED IN FINANCING ACTIVITIES	(2,624)	(552)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51)	760
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	279	262
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$228	$1,022

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$176	$233
Income taxes paid, net of refunds	637	231
Non-cash financing adjustment: APA’s assumption of Apache’s borrowings on its syndicated credit facility	680	—
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2022(1)	December 31, 2021(1)

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($132 related to Altus VIE)	$228	$279
Receivables, net of allowance of $115 and $109	1,873	1,390
Other current assets (Note 6) ($9 related to Altus VIE)	871	649
Accounts receivable from APA Corporation	90	77
	3,062	2,395
PROPERTY AND EQUIPMENT:
Oil and gas properties	40,548	40,474
Gathering, processing, and transmission facilities ($209 related to Altus VIE)	447	673
Other ($3 related to Altus VIE)	604	1,126
Less: Accumulated depreciation, depletion, and amortization ($25 related to Altus VIE)	(33,756)	(34,213)
	7,843	8,060
OTHER ASSETS:
Equity method interests (Note 7) ($1,365 related to Altus VIE)	618	1,365
Decommissioning security for sold Gulf of Mexico properties (Note 12)	383	640
Deferred charges and other ($6 related to Altus VIE)	550	581
Note receivable from APA Corporation (Note 2)	1,383	1,352
	$13,839	$14,393

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ($12 related to Altus VIE)	$827	$651
Note payable to APA Corporation	349	195
Current debt	125	215
Other current liabilities (Note 8) ($15 related to Altus VIE)	1,721	1,170
	3,022	2,231
LONG-TERM DEBT (Note 10) ($657 related to Altus VIE)	4,885	7,295
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	88	148
Asset retirement obligation (Note 9) ($68 related to Altus VIE)	2,061	2,089
Decommissioning contingency for sold Gulf of Mexico properties (Note 12)	825	1,086
Other ($67 related to Altus VIE)	468	572
	3,442	3,895
REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 13)	—	712
EQUITY (DEFICIT):
Common stock, $0.625 par, 1,000 and 1,000 shares authorized, respectively, 1,000 and 1,000 shares issued, respectively	—	—
Paid-in capital	8,054	8,677
Accumulated deficit	(6,567)	(9,317)
Accumulated other comprehensive income	21	22
EQUITY (DEFICIT) ATTRIBUTABLE TO APA CORPORATION	1,508	(618)
Noncontrolling interest - Sinopec	921	820
Noncontrolling interest - APA Corporation	61	—
Noncontrolling interest - Altus	—	58
TOTAL EQUITY	2,490	260
	$13,839	$14,393
(1)    The Altus VIE amounts are disclosed as of December 31, 2021. All Altus balances were deconsolidated as of February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 3—Acquisitions and Divestitures for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	PARENT COMPANY EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY (DEFICIT)
	(In millions)
For the Quarter Ended June 30, 2021
Balance at March 31, 2021	$605	$—	$9,557	$(9,982)	$—	$15	$(410)	$997	$587
Net income attributable to APA Corporation	—	—	—	339	—	—	339	—	339
Net income attributable to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	41	41
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	27	27
Net income attributable to Altus Preferred Unit holders	24	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(12)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	(20)	(20)
Distributions to APA Corporation	—	—	(10)	—	—	—	(10)	—	(10)
Other	—	—	(12)	1	—	—	(11)	(5)	(16)
Balance at June 30, 2021	$617	$—	$9,535	$(9,642)	$—	$15	$(92)	$1,040	$948

For the Quarter Ended June 30, 2022
Balance at March 31, 2022	$—	$—	$8,381	$(7,470)	$—	$21	$932	$900	$1,832
Net income attributable to APA Corporation	—	—	—	903	—	—	903	—	903
Net income attributable to noncontrolling interest - APA	—	—	—	—	—	—	—	85	85
Net income attributable to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	141	141
Distributions to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	(90)	(90)
Distributions to APA Corporation	—	—	(333)	—	—	—	(333)	(54)	(387)
Other	—	—	6	—	—	—	6	—	6
Balance at June 30, 2022	$—	$—	$8,054	$(6,567)	$—	$21	$1,508	$982	$2,490
(1)    As a result of the BCP Business Combination, the Company deconsolidated Altus on February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 3—Acquisitions and Divestitures for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	PARENT COMPANY EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY (DEFICIT)
	(In millions)
For the Six Months Ended June 30, 2021
Balance at December 31, 2020	$608	$262	$11,735	$(10,461)	$(3,189)	$14	$(1,639)	$994	$(645)
Net income attributable to APA Corporation	—	—	—	736	—	—	736	—	736
Net income attributable to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	83	83
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	28	28
Net income attributable to Altus Preferred Unit holders	43	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(11)	—	—	—	—	—	—	—	—
Distributions paid to Altus Preferred Unit limited partners	(23)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	(60)	(60)
Distributions to APA Corporation	—	—	(10)	—	—	—	(10)	—	(10)
Common dividends declared ($0.025 per share)	—	—	(9)	—	—	—	(9)	—	(9)
APA Corporation share exchange	—	(262)	(2,927)	—	3,189	—	—	—	—
Holding Company Reorganization	—	—	757	82	—	—	839	—	839
Other	—	—	(11)	1	—	1	(9)	(5)	(14)
Balance at June 30, 2021	$617	$—	$9,535	$(9,642)	$—	$15	$(92)	$1,040	$948

For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$712	$—	$8,677	$(9,317)	$—	$22	$(618)	$878	$260
Net income attributable to APA Corporation	—	—		2,750	—	—	2,750	—	2,750
Net income attributable to noncontrolling interest - APA	—	—	—	—	—	—	—	156	156
Net income attributable to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	260	260
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	14	14
Net loss attributable to Altus Preferred Unit limited partners	(70)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	(159)	(159)
Distributions to APA Corporation	—	—	(638)	—	—	—	(638)	(95)	(733)
Deconsolidation of Altus	(642)	—	—	—	—	—	—	(72)	(72)
Other	—	—	15	—	—	(1)	14	—	14
Balance at June 30, 2022	$—	$—	$8,054	$(6,567)	$—	$21	$1,508	$982	$2,490
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2022, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation, if applicable.
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
Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of the Company’s financial statements, and changes in these estimates are recorded when known.
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
During the three and six months ended June 30, 2022 and 2021, the Company recorded no asset impairments in connection with fair value assessments.
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
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the six months ended June 30, 2022 and 2021.
Payments under all contracts with customers are typically due and received within a short-term period of one year or less after physical delivery of the product or service has been rendered. Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.8 billion and $1.3 billion as of June 30, 2022 and December 31, 2021, respectively.
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
Gathering, Processing, and Transmission (GPT) Facilities
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
The Holding Company Reorganization gave rise to a note payable by APA to Apache. The note has a seven-year term, maturing on February 29, 2028, and bears interest at a rate of 4.5 percent per annum, payable semi-annually, subject to APA’s option to allow accrued interest to convert to principal (PIK) during the first 5.5 years of the note’s term (to August 31, 2026). The note is guaranteed by each of the three subsidiaries sold by Apache to APA. The Company recognized interest income on this note of $16 million and $15 million during the second quarters of 2022 and 2021, respectively, and $31 million and $20 million during the first six months of 2022 and 2021, respectively. The interest income related to this note is reflected in “Financing costs, net” on the Company’s statement of consolidated operations. Apache has allowed interest accrued from March 1, 2021 through February 28, 2022, totaling $61 million, to PIK pursuant to the note.
In the fourth quarter of 2021, in conjunction with the ratification of a new merged concession agreement (MCA) with EGPC, Apache entered into an agreement with APA under which the historical value of existing concessions prior to ratifying the MCA was retained by Apache, with any excess value from the MCA terms being allocated to APA. Sinopec owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business, and approximately 30 percent of the remaining net income and distributable cash flow for the Company’s Egyptian operations is being allocated to APA in 2022. Apache consolidates its Egyptian operations, with APA’s noncontrolling interest reflected as a separate component in the Company’s consolidated balance sheet. In the second quarter and the first six months of 2022, the Company recorded net income attributable to APA’s noncontrolling interest of $85 million and $156 million, respectively, and distributed $95 million in the first six months of 2022 of cash to APA in association with its noncontrolling interest.
The Company continues to provide administrative and support operations to APA related to activities performed for the Suriname and Dominican Republic subsidiaries. The Company is reimbursed by APA for employee costs, certain internal costs, and third-party costs paid by the Company in connection with its role as service provider. All reimbursements are based on actual costs incurred, and no market premium is applied by the Company to APA. The Company incurred $5 million and $9 million in reimbursable corporate overhead charges in the second quarter and the first six months of 2022, respectively.
In August 2021, Apache entered into a promissory note with APA under which Apache may borrow up to $250 million from APA at APA’s discretion. The note has a term of one year, maturing on August 4, 2022, and bears interest at a variable rate per annum equal to the monthly, short-term applicable federal rate, payable semi-annually. As of June 30, 2022, there were no borrowings outstanding under this note. As of December 31, 2021, there was $195 million outstanding under this note, which was reflected as “Note payable to APA Corporation” on the Company’s consolidated balance sheet.
In April 2022, Apache made a promissory note payable to APA in the original principal amount of $680 million. Apache made the note in consideration for APA’s assumption under its U.S. dollar denominated syndicated facility on April, 29, 2022 of Apache’s borrowings outstanding upon the simultaneous termination of its 2018 syndicated facility, as described in Note 10—Debt and Financing Costs. The non-interest-bearing note has a term of one year, maturing on April 28, 2023. Apache repaid $331 million on the note during the second quarter, and the outstanding balance of $349 million as of June 30, 2022 is reflected as “Note payable to APA Corporation” on the Company’s consolidated balance sheet.
From time to time, the Company may, at its discretion, make distributions of capital to APA Corporation. During the first six months of 2022, the Company made capital distributions totaling $733 million primarily in support of APA Corporation’s share repurchase program, dividend payments made by APA, and distributions for APA’s noncontrolling interest during the period. No capital distributions were made in the first six months of 2021.

3.    ACQUISITIONS AND DIVESTITURES
2022 Activity
During the second quarter of 2022, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $26 million. During the second quarter of 2022, the Company also completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $7 million, recognizing a gain of approximately $1 million upon closing of these transactions.
During the first quarter of 2022, the Company completed a previously announced transaction to sell certain non-core mineral rights in the Delaware Basin. The Company received total cash proceeds of approximately $736 million after certain post-closing adjustments and recognized an associated gain of approximately $563 million. The Company also completed the sale of other non-core assets and leasehold in multiple transactions for total cash proceeds of $8 million. The Company recognized a gain of approximately $1 million upon closing of these transactions during the first quarter of 2022.
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
During the first quarter of 2022, the Company sold four million of its shares in Kinetik for cash proceeds of $224 million and recognized a loss of $25 million, including transaction fees. Refer to Note 7—Equity Method Interests for further detail. In connection with this secondary offering, the Company has agreed that within the next 24 months, it will invest a minimum of $100 million of these proceeds for new well drilling and completion activity at the Alpine High play in the Delaware Basin, where Kinetik has exclusive gas and NGL gathering and processing rights.
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

4.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $78 million and $46 million as of June 30, 2022 and December 31, 2021, respectively. The increase is primarily attributable to additional drilling activity, offset by successful transfer of well costs. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2021 were charged to dry hole expense during the six months ended June 30, 2022.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2022, the Company had derivative positions with 12 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices or changes in currency exchange rates.
Derivative Instruments
Commodity Derivative Instruments
As of June 30, 2022, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
July—December 2022	NYMEX Henry Hub/IF Waha	42,320	$(0.70)	—	—
July—December 2022	NYMEX Henry Hub/IF HSC	—	—	42,320	$(0.12)
October—December 2022	NYMEX Henry Hub/IF Waha	920	$(1.19)	—	—
October—December 2022	NYMEX Henry Hub/IF HSC	—	—	920	$(0.19)
January—March 2023	NYMEX Henry Hub/IF Waha	3,150	$(1.06)	—	—
January—March 2023	NYMEX Henry Hub/IF HSC	—	—	3,150	$(0.03)
January—June 2023	NYMEX Henry Hub/IF Waha	4,525	$(1.54)	—	—
January—June 2023	NYMEX Henry Hub/IF HSC	—	—	4,525	$(0.11)
July—September 2023	NYMEX Henry Hub/IF Waha	1,840	$(1.62)	—	—
July—September 2023	NYMEX Henry Hub/IF HSC	—	—	1,840	$(0.19)
January—December 2023	NYMEX Henry Hub/IF Waha	73,000	$(1.15)	—	—
January—December 2023	NYMEX Henry Hub/IF HSC	—	—	73,000	$(0.08)
January—June 2024	NYMEX Henry Hub/IF Waha	3,640	$(1.25)	—	—
January—June 2024	NYMEX Henry Hub/IF HSC	—	—	3,640	$(0.10)

Foreign Currency Derivative Instruments
The Company has open foreign currency costless collar contracts in GBP/USD for £15 million per month for the calendar year 2022 with a weighted average floor and ceiling price of $1.29 and $1.39, respectively.
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
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
June 30, 2022
Assets:
Commodity derivative instruments	$—	$—	$—	$—	$1	$1
Liabilities:
Commodity derivative instruments	—	54	—	54	1	55
Foreign currency derivative instruments	—	7	—	7	—	7

December 31, 2021
Liabilities:
Commodity derivative instruments	$—	$10	$—	$10	$—	$10
Pipeline capacity embedded derivative	—	46	—	46	—	46
Preferred Units embedded derivative	—	—	57	57	—	57
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

	June 30, 2022	December 31, 2021

	(In millions)
Current Assets: Other current assets	$—	$—
Other Assets: Deferred charges and other	1	—
Total derivative assets	$1	$—

Current Liabilities: Other current liabilities	$41	$4
Deferred Credits and Other Noncurrent Liabilities: Other	21	109
Total derivative liabilities	$62	$113
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Realized:
Commodity derivative instruments	$(4)	$(48)	$(9)	$100
Foreign currency derivative instruments	(2)	—	(2)	—
Realized gain (loss), net	(6)	(48)	(11)	100
Unrealized:
Commodity derivative instruments	(20)	(98)	(44)	(72)
Pipeline capacity embedded derivatives	—	2	—	3
Foreign currency derivative instruments	(6)	—	(8)	—
Preferred Units embedded derivative	—	31	(31)	14
Unrealized loss, net	(26)	(65)	(83)	(55)
Derivative instrument gains (losses), net	$(32)	$(113)	$(94)	$45
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

6.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	June 30, 2022	December 31, 2021

	(In millions)
Inventories	$437	$438
Drilling advances	57	55
Prepaid assets and other	27	56
Current decommissioning security for sold Gulf of Mexico assets	350	100
Total Other current assets	$871	$649
7.    EQUITY METHOD INTERESTS
The Kinetik Class A Common Stock held by the Company is treated as an interest in equity securities measured at fair value. The Company elected the fair value option for measuring its equity method interest in Kinetik based on practical expedience, variances in reporting timelines, and cost-benefit considerations. The fair value of the Company’s interest in Kinetik is determined using observable share prices on a major exchange, a Level 1 fair value measurement. Fair value adjustments and dividends received are recorded as a component of “Other, net” under “Revenues and other” in the Company’s statement of consolidated operations.
The initial interest in Kinetik was measured at fair value based on the Company’s ownership of approximately 12.9 million shares of Kinetik Class A Common stock as of February 22, 2022. In March 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for a loss, including underwriters fees, of $25 million, which was recorded as a component of “Gain on divestitures, net” under “Revenues and other” in the Company’s statement of consolidated operations. Refer to Note 3—Acquisitions and Divestitures for further detail. A fair value adjustment gain of $24 million was recorded during the first quarter of 2022 based on the Company’s remaining 8.9 million shares of Kinetik Class A Common Stock as of March 31, 2022.
During the second quarter of 2022, Kinetik issued a two-for-one split of its Common Stock. Also during the second quarter, the Company received approximately 0.4 million shares of Kinetik’s Class A Common Stock as a paid-in-kind dividend. A fair value adjustment gain of $29 million was recorded during the second quarter based on the Company’s ownership of 18.1 million shares of Kinetik Class A Common Stock on June 30, 2022.
The Company’s ownership represented approximately 13 percent of Kinetik’s outstanding Class A Common Stock, as of March 31, 2022 and June 30, 2022.
The following table presents the activity in the Company’s equity method interest in Kinetik for the six months ended June 30, 2022:

Kinetik Holdings Inc

(In millions)
Balance at December 31, 2021	$—
Initial interest upon closing the BCP Business Combination	802
Sale of Class A shares	(250)
Paid-in-kind dividend	13
Fair value adjustments	53
Balance at June 30, 2022	$618
During the three and six months ending June 30, 2022, the Company recorded GPT costs for midstream services provided by Kinetik subsequent to the close of the transaction totaling $26 million and $36 million, respectively. As of June 30, 2022, the Company has recorded accrued GPT costs payable to Kinetik of approximately $8 million.

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

	Interest	December 31, 2021
		(In millions)
Gulf Coast Express Pipeline, LLC	16.0%	$274
EPIC Crude Holdings, LP	15.0%	—
Permian Highway Pipeline, LLC	26.7%	630
Shin Oak Pipeline (Breviloba, LLC)	33.0%	461
Total Altus equity method interests		$1,365
The following table presents the activity in Altus’ equity method interests for the six months ended June 30, 2022:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Total

	(In millions)
Balance at December 31, 2021	$274	$—	$630	$461	$1,365
Capital contributions	—	2	—	—	2
Distributions	(5)	—	(9)	(7)	(21)
Equity income (loss), net	8	(2)	10	5	21
Deconsolidation of Altus	(277)	—	(631)	(459)	(1,367)
Balance at June 30, 2022	$—	$—	$—	$—	$—
8.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	June 30, 2022	December 31, 2021

	(In millions)
Accrued operating expenses	$145	$129
Accrued exploration and development	263	206
Accrued compensation and benefits	281	292
Accrued interest	95	107
Accrued income taxes	180	28
Current asset retirement obligation	40	41
Current operating lease liability	120	99
Current portion of derivatives at fair value	41	4
Current decommissioning contingency for sold Gulf of Mexico properties	350	100
Other	206	164
Total Other current liabilities	$1,721	$1,170

9.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

June 30, 2022
(In millions)
Asset retirement obligation, December 31, 2021	$2,130
Liabilities incurred	2
Liabilities settled	(16)
Liabilities divested	(4)
Deconsolidation of Altus	(69)
Accretion expense	58
Asset retirement obligation, June 30, 2022	2,101
Less current portion	(40)
Asset retirement obligation, long-term	$2,061
10.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	June 30, 2022	December 31, 2021
	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$5,032	$6,344
Altus credit facility(2)	—	657
Syndicated credit facility(2)	—	542
Finance lease obligations	35	36
Unamortized discount	(28)	(30)
Debt issuance costs	(29)	(39)
Total debt	5,010	7,510
Current maturities	(125)	(215)
Long-term debt	$4,885	$7,295
(1)    The fair values of the Company’s notes and debentures were $4.4 billion and $7.1 billion as of June 30, 2022 and December 31, 2021, respectively.
Apache uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)    The carrying value of borrowings on credit facilities approximates fair value because interest rates are variable and reflective of market rates.
As of June 30, 2022, current debt included $123 million carrying value of 2.625% senior notes due January 15, 2023 and $2 million of finance lease obligations. As of December 31, 2021, current debt included $213 million carrying value of 3.25% senior notes due April 15, 2022 and $2 million of finance lease obligations.
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
•APA’s first new credit agreement is denominated in US dollars (the USD Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of US$1.8 billion (including a letter of credit subfacility of up to US$750 million, of which US$150 million currently is committed). APA may increase commitments up to an aggregate US$2.3 billion by adding new lenders or obtaining the consent of any increasing existing lenders. This facility matures in April 2027, subject to APA’s two, one-year extension options.
•APA’s second new credit agreement is denominated in pounds sterling (the GBP Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of £1.5 billion for loans and letters of credit. This facility matures in April 2027, subject to APA’s two, one-year extension options.
In connection with APA’s entry into the USD Agreement and the GBP Agreement (each, a New Agreement), Apache terminated US$4.0 billion of commitments under the Former Facility, borrowings then outstanding under the Former Facility were deemed outstanding under APA’s USD Agreement, and letters of credit then outstanding under the Former Facility were deemed outstanding under a New Agreement, depending upon whether denominated in US dollars or pounds sterling. Apache has guaranteed obligations under each New Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures is less than US$1.0 billion.
Apache may borrow under APA’s USD Agreement up to an aggregate principal amount of US$300 million outstanding at any given time. As of June 30, 2022, there were no borrowings by Apache outstanding under the USD Agreement. As of December 31, 2021, there were $542 million of borrowings and an aggregate £748 million and $20 million in letters of credit outstanding under the Former Facility.
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2022 and December 31, 2021, there were no outstanding borrowings under these facilities. As of June 30, 2022, there were £117 million and $17 million in letters of credit outstanding under these facilities. As of December 31, 2021, there were £117 million and $17 million in letters of credit outstanding under these facilities.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Interest expense	$75	$110	$165	$222
Amortization of debt issuance costs	4	3	6	5
Capitalized interest	(1)	—	(1)	—
(Gain) loss on extinguishment of debt	—	(1)	67	(1)
Interest income	(1)	(3)	(5)	(5)
Interest income from APA Corporation, net	(15)	(15)	(30)	(20)
Financing costs, net	$62	$94	$202	$201
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

During the second quarter of 2022, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter and the first six months of 2021, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On May 26, 2022, the U.K. Chancellor announced a new tax on the profits of oil and gas companies operating in the U.K. and the U.K. Continental Shelf. On June 21, 2022, the U.K. Government published draft legislation concerning this new tax and on July 14, 2022, the Energy (Oil and Gas) Profits Levy Act 2022 was enacted, receiving Royal Assent. Under the new law, an additional levy is assessed at a 25 percent tax rate and will be effective for the period of May 26, 2022, through December 31, 2025. Under U.S. GAAP, the financial statement impact of new legislation will be recorded in the period of enactment. Therefore, in the third quarter of 2022, the Company expects to record a deferred tax expense of approximately $230 million to $250 million related to the remeasurement of the June 30, 2022 U.K. deferred tax liability.
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
12.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of June 30, 2022, the Company has an accrued liability of approximately $48 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Australian Operations Divestiture Dispute
Pursuant to a Sale and Purchase Agreement dated April 9, 2015 (Quadrant SPA), the Company and its subsidiaries divested Australian operations to Quadrant Energy Pty Ltd (Quadrant). Closing occurred on June 5, 2015. In April 2017, the Company filed suit against Quadrant for breach of the Quadrant SPA. In its suit, the Company seeks approximately AUD $80 million. In December 2017, Quadrant filed a defense of equitable set-off to the Company’s claim and a counterclaim seeking approximately AUD $200 million in the aggregate. The Company believes that Quadrant’s claims lack merit and will not have a material adverse effect on the Company’s financial position, results of operation, or liquidity.
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
Oklahoma Class Action
The Company is a party to a purported class action in Oklahoma styled Albert Steven Allen v. Apache Corporation, Case No. CJ-2019-00219.
The Allen case seeks to represent a group of owners who have allegedly received late royalty and other payments under Oklahoma statutes. With no admission of liability or wrongdoing, but only to avoid the expense and uncertainty of future litigation, Apache has entered into a settlement agreement in the Allen case to resolve all claims made against it by the class. The settlement agreement is subject to court approval and a full fairness hearing will be held in the coming months. The settlement will not have a material effect on the Company’s financial position, results of operations, or liquidity.
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

On March 16, 2021, a case captioned William Wessels, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 334th District Court of Harris County, Texas. The case purports to be a derivative action brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. On March 17, 2022, the trial court granted Defendants’ Special Exceptions and dismissed the claim with prejudice.
Environmental Matters
As of June 30, 2022, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
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
The Company is not aware of any environmental claims existing as of June 30, 2022 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
If Apache incurs costs to decommission any Legacy GOM Asset and GOM Shelf does not reimburse Apache for such costs, then Apache expects to obtain reimbursement from Trust A, the Bonds, and the Letters of Credit until such funds and securities are fully utilized. In addition, after such sources have been exhausted, Apache has agreed to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning (Standby Loan Agreement), with such standby loan secured by a first and prior lien on the Legacy GOM Assets.
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
As of June 30, 2022, Apache estimates that its potential liability to fund decommissioning of Legacy GOM Assets it may be ordered to perform ranges from $1.2 billion to $1.4 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $1.2 billion as of June 30, 2022, representing the estimated costs of decommissioning it may be required to perform on Legacy GOM Assets. Of the total liability recorded, $825 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $350 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. The Company has also recorded a $733 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $383 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $350 million is reflected under “Other current assets.” Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued. In addition, significant changes in the market price of oil, gas, and NGLs could further impact Apache’s estimate of its contingent liability to decommission Legacy GOM Assets.
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
Distributions to APA Corporation and Common Stock Dividends
During the six months ended June 30, 2022 and 2021, the Company paid $733 million and $10 million, respectively, in capital distributions to its parent, APA, which is included as “Distributions to APA Corporation” on the Company’s statement of consolidated cash flows. During the quarter ended March 31, 2021, prior to completion of the Holding Company Reorganization, the Company paid $9 million in dividends on its common stock.

15.    BUSINESS SEGMENT INFORMATION
As of June 30, 2022, the Company is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Prior to the deconsolidation of Altus on February 22, 2022, the Company’s Midstream business was operated by Altus Midstream Company, which owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended June 30, 2022	(In millions)
Revenues:
Oil revenues	$902	$307	$654	$—	$—	$1,863
Natural gas revenues	88	64	281	—	—	433
Natural gas liquids revenues	3	12	214	—	—	229
Oil, natural gas, and natural gas liquids production revenues	993	383	1,149	—	—	2,525
Purchased oil and gas sales	—	—	522	—	—	522
	993	383	1,671	—	—	3,047
Operating Expenses:
Lease operating expenses	131	118	110	—	—	359
Gathering, processing, and transmission	5	12	77	—	—	94
Purchased oil and gas costs	—	—	528	—	—	528
Taxes other than income	—	—	78	—	—	78
Exploration	12	2	1	—	—	15
Depreciation, depletion, and amortization	91	54	133	—	—	278
Asset retirement obligation accretion	—	20	9	—	—	29
	239	206	936	—	—	1,381
Operating Income (Loss)(2)	$754	$177	$735	$—	$—	1,666

Other Income (Expense):
Derivative instrument losses, net						(32)
Loss on divestitures, net						(27)
Other, net						64
General and administrative						(83)
Transaction, reorganization, and separation						(3)
Financing costs, net						(62)
Income Before Income Taxes						$1,523

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Six Months Ended June 30, 2022	(In millions)
Revenues:
Oil revenues	$1,692	$635	$1,253	$—	$—	$3,580
Natural gas revenues	186	163	464	—	—	813
Natural gas liquids revenues	6	28	421	—	(3)	452
Oil, natural gas, and natural gas liquids production revenues	1,884	826	2,138	—	(3)	4,845
Purchased oil and gas sales	—	—	866	5	—	871
Midstream service affiliate revenues	—	—	—	16	(16)	—
	1,884	826	3,004	21	(19)	5,716
Operating Expenses:
Lease operating expenses	262	214	228	—	(1)	703
Gathering, processing, and transmission	10	24	154	5	(18)	175
Purchased oil and gas costs	—	—	879	—	—	879
Taxes other than income	—	—	145	3	—	148
Exploration	27	7	5	—	1	40
Depreciation, depletion, and amortization	188	116	263	2	—	569
Asset retirement obligation accretion	—	40	17	1	—	58
	487	401	1,691	11	(18)	2,572
Operating Income (Loss)(2)	$1,397	$425	$1,313	$10	$(1)	3,144

Other Income (Expense):
Derivative instrument losses, net						(94)
Gain on divestitures, net						1,149
Other, net						109
General and administrative						(234)
Transaction, reorganization, and separation						(17)
Financing costs, net						(202)
Income Before Income Taxes						$3,855

Total Assets(3)	$3,107	$2,103	$8,629	$—	$—	$13,839

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended June 30, 2021	(In millions)
Revenues:
Oil revenues	$432	$216	$493	$—	$—	$1,141
Natural gas revenues	65	27	134	—	—	226
Natural gas liquids revenues	2	4	141	—	—	147
Oil, natural gas, and natural gas liquids production revenues	499	247	768	—	—	1,514
Purchased oil and gas sales	—	—	239	3	—	242
Midstream service revenues	—	—	—	32	(32)	—
	499	247	1,007	35	(32)	1,756
Operating Expenses:
Lease operating expenses	114	98	99	—	—	311
Gathering, processing, and transmission	3	8	74	8	(32)	61
Purchased oil and gas costs	—	—	259	3	—	262
Taxes other than income	—	—	47	4	—	51
Exploration	14	3	2	—	—	19
Depreciation, depletion, and amortization	137	63	148	3	—	351
Asset retirement obligation accretion	—	20	7	1	—	28
	268	192	636	19	(32)	1,083
Operating Income (Loss)(2)	$231	$55	$371	$16	$—	673

Other Income (Expense):
Derivative instrument losses, net						(113)
Gain on divestitures, net						65
Other, net						74
General and administrative						(79)
Transaction, reorganization, and separation						(4)
Financing costs, net						(94)
Income Before Income Taxes						$522

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Six Months Ended June 30, 2021	(In millions)
Revenues:
Oil revenues	$834	$457	$841	$—	$—	$2,132
Natural gas revenues	135	58	345	—	—	538
Natural gas liquids revenues	4	10	261	—	—	275
Oil, natural gas, and natural gas liquids production revenues	973	525	1,447	—	—	2,945
Purchased oil and gas sales	—	—	676	6	—	682
Midstream service affiliate revenues	—	—	—	64	(64)	—
	973	525	2,123	70	(64)	3,627
Operating Expenses:
Lease operating expenses	218	173	185	—	(1)	575
Gathering, processing, and transmission	4	20	143	15	(63)	119
Purchased oil and gas costs	—	—	751	5	—	756
Taxes other than income	—	—	87	8	—	95
Exploration	22	23	18	—	2	65
Depreciation, depletion, and amortization	267	147	273	6	—	693
Asset retirement obligation accretion	—	39	15	2	—	56
	511	402	1,472	36	(62)	2,359
Operating Income (Loss)(2)	$462	$123	$651	$34	$(2)	1,268

Other Income (Expense):
Derivative instrument gains, net						45
Gain on divestitures, net						67
Other, net						135
General and administrative						(162)
Transaction, reorganization, and separation						(4)
Financing costs, net						(201)
Income Before Income Taxes						$1,148

Total Assets(3)	$3,116	$2,127	$7,305	$1,839	$1	$14,388
(1)    Includes revenue from non-customers for the quarters and six months ended June 30, 2022 and 2021 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Oil	$302	$97	$552	$190
Natural gas	30	10	61	22
Natural gas liquids	1	—	2	1
(2)Operating income of U.S. and Egypt includes leasehold impairments of $1 million and $1 million, respectively, for the second quarter of 2022. Operating income of U.S. and Egypt includes leasehold impairments of $4 million and $2 million, respectively, for the first six months of 2022. Operating income of U.S. and Egypt includes leasehold and other asset impairments of $1 million and $2 million, respectively, for the second quarter of 2021. Operating income of U.S. and Egypt includes leasehold impairments of $17 million and $4 million, respectively, for the first six months of 2021.
(3)Intercompany balances are excluded from total assets.
(4)Includes noncontrolling interests of Sinopec, Altus prior to deconsolidation, and APA.

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
The global economy and the energy industry have been deeply impacted by the effects of the conflict in Ukraine and coronavirus disease 2019 (COVID-19) pandemic and related governmental actions. Uncertainties in the global supply chain, commodity prices, and financial markets, including the impact of inflation and rising interest rates, continue to impact oil supply and demand. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to maintain a balanced asset portfolio; (2) to invest for long-term returns over production growth; and (3) to budget conservatively to generate cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its stakeholders. The Company continues to aggressively manage its cost structure regardless of the oil price environment and closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process.
In the second quarter of 2022, the Company reported net income of $903 million compared to net income of $339 million in the second quarter of 2021. Net income for the second quarter of 2022 benefited from higher revenues attributable to a new merged concession agreement in Egypt and higher commodity prices. The increase in realized prices was primarily driven by the effects of global inflation, the conflict in Ukraine on global commodity prices, and uncertainties around spare capacity and energy security globally.
The Company generated $2.4 billion of cash from operating activities during the first six months of 2022, a 47 percent increase from the first six months of 2021, driven by higher oil and gas revenues. Since year-end 2021, the Company has reduced its total outstanding debt and redeemable preferred interests by $2.3 billion and $712 million, respectively, through the deconsolidation of ALTM and the retirement of outstanding notes and debentures. The Company had $228 million of cash on hand at June 30, 2022.

Operational Highlights
Key operational highlights for the quarter include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 52 percent of its total production during the second quarter of 2022. The Company’s initial delineation program in its Austin Chalk area had mixed results, prompting a pause in planned drilling and completion activity.
International
•In Egypt, the Company averaged 12 drilling rigs and drilled 11 new productive wells during the second quarter of 2022. Second quarter 2022 gross equivalent production in the Company’s Egypt assets increased 1 percent from the second quarter of 2021, while net production increased 25 percent, primarily a function of improved cost recovery under the new merged concession agreement ratified at the end of 2021. The Company continues to build and enhance its drilling inventory in Egypt, supplemented with recent seismic acquisitions and new play concept evaluations on both new and existing acreage. The Company continues to increase drilling and workover activity as a result of the merged concession agreement.
•The Company averaged two rigs in the North Sea during the second quarter of 2022. Production was impacted by downtime from maintenance turnaround at Forties during the first half of 2022. North Sea production in the second half of 2022 is expected to benefit from completion of maintenance activities and production commencing on the Garten-3 development well.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$654	35%	$493	43%	$1,253	35%	$841	39%
Egypt(1)	902	48%	432	38%	1,692	47%	834	39%
North Sea	307	17%	216	19%	635	18%	457	22%
Total(1)	$1,863	100%	$1,141	100%	$3,580	100%	$2,132	100%

Natural Gas Revenues:
United States	$281	65%	$134	59%	$464	57%	$345	64%
Egypt(1)	88	20%	65	29%	186	23%	135	25%
North Sea	64	15%	27	12%	163	20%	58	11%
Total(1)	$433	100%	$226	100%	$813	100%	$538	100%

NGL Revenues:
United States	$214	93%	$141	96%	$418	92%	$261	95%
Egypt(1)	3	1%	2	1%	6	2%	4	1%
North Sea	12	6%	4	3%	28	6%	10	4%
Total(1)	$229	100%	$147	100%	$452	100%	$275	100%

Oil and Gas Revenues:
United States	$1,149	46%	$768	51%	$2,135	44%	$1,447	49%
Egypt(1)	993	39%	499	33%	1,884	39%	973	33%
North Sea	383	15%	247	16%	826	17%	525	18%
Total(1)	$2,525	100%	$1,514	100%	$4,845	100%	$2,945	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended, June 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Oil Volume (b/d)
United States	64,759	(22)%	82,852	67,184	(11)%	75,313
Egypt(1)(2)	85,502	20%	71,182	85,261	19%	71,673
North Sea	32,493	2%	31,992	33,860	(10)%	37,726
Total	182,754	(2)%	186,026	186,305	1%	184,712

Natural Gas Volume (Mcf/d)
United States	457,459	(15)%	541,088	467,493	(11)%	524,396
Egypt(1)(2)	346,424	35%	256,262	366,390	37%	267,145
North Sea	42,802	16%	36,769	40,645	(6)%	43,268
Total	846,685	2%	834,119	874,528	5%	834,809

NGL Volume (b/d)
United States	59,267	(13)%	68,492	60,482	(4)%	63,183
Egypt(1)(2)	297	(46)%	553	394	(31)%	568
North Sea	1,195	9%	1,095	1,345	9%	1,231
Total	60,759	(13)%	70,140	62,221	(4)%	64,982

BOE per day(3)
United States	200,269	(17)%	241,525	205,582	(9)%	225,895
Egypt(1)(2)	143,536	25%	114,445	146,720	26%	116,765
North Sea(4)	40,822	4%	39,216	41,979	(9)%	46,169
Total	384,627	(3)%	395,186	394,281	1%	388,829
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Oil (b/d)	141,432	135,494	137,934	135,408
Natural Gas (Mcf/d)	555,694	578,380	576,637	590,756
NGL (b/d)	464	866	599	881
(2)    Includes net production volumes per day attributable to noncontrolling interests in Egypt of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Oil (b/d)	45,616	23,759	45,475	23,923
Natural Gas (Mcf/d)	184,819	85,574	195,390	89,235
NGL (b/d)	158	184	210	189
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the second quarters of 2022 and 2021 were 38,029 boe/d and 41,941 boe/d, respectively, and 40,833 boe/d and 48,208 boe/d for the first six months of 2022 and 2021, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended, June 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Average Oil Price - Per barrel
United States	$110.98	70%	$65.32	$103.05	67%	$61.68
Egypt	115.97	74%	66.70	109.65	71%	64.30
North Sea	113.77	66%	68.34	107.47	69%	63.48
Total	113.79	71%	66.40	106.87	69%	63.06

Average Natural Gas Price - Per Mcf
United States	$6.75	147%	$2.73	$5.48	51%	$3.63
Egypt	2.78	(1)%	2.80	2.80	—	2.80
North Sea	18.15	124%	8.10	24.72	233%	7.43
Total	5.65	89%	2.99	5.16	45%	3.56

Average NGL Price - Per barrel
United States	$39.79	75%	$22.72	$38.20	67%	$22.84
Egypt	75.14	97%	38.10	76.80	85%	41.49
North Sea	71.71	85%	38.79	73.29	66%	44.21
Total	40.97	77%	23.10	39.63	69%	23.41
Second-Quarter 2022 compared to Second-Quarter 2021
Crude Oil Crude oil revenues for the second quarter of 2022 totaled $1.9 billion, a $722 million increase from the comparative 2021 quarter. A 71 percent increase in average realized prices increased second-quarter 2022 oil revenues by $814 million compared to the prior-year quarter, while 2 percent lower average daily production decreased revenues by $92 million. Crude oil revenues accounted for 74 percent of total oil and gas production revenues and 48 percent of worldwide production in the second quarter of 2022. The Company’s worldwide oil production decreased 3.3 Mb/d to 182.8 Mb/d during the second quarter of 2022 from the comparative prior-year period, primarily a result of natural production decline across all assets, offset by an increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021.
Natural Gas Gas revenues for the second quarter of 2022 totaled $433 million, a $207 million increase from the comparative 2021 quarter. An 89 percent increase in average realized prices increased second-quarter 2022 natural gas revenues by $202 million compared to the prior-year quarter, while 2 percent higher average daily production increased revenues by $5 million. Natural gas revenues accounted for 17 percent of total oil and gas production revenues and 37 percent of worldwide production during the second quarter of 2022. The Company’s worldwide natural gas production increased 12.6 MMcf/d to 847 MMcf/d during the second quarter of 2022 from the comparative prior-year period, primarily a result of increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021 and increased production in the North Sea due to lower operational downtime as compared to the second quarter of 2021. These increases were partially offset by natural production decline across all assets and the Company’s divestiture of non-core assets in the Permian Basin during the first quarter of 2022.
NGL NGL revenues for the second quarter of 2022 totaled $229 million, a $82 million increase from the comparative 2021 quarter. A 77 percent increase in average realized prices increased second-quarter 2022 NGL revenues by $114 million compared to the prior-year quarter, while 13 percent lower average daily production decreased revenues by $32 million. NGL revenues accounted for 9 percent of total oil and gas production revenues and 15 percent of worldwide production during the second quarter of 2022. The Company’s worldwide NGL production decreased 9.4 Mb/d to 60.8 Mb/d during the second quarter of 2022 from the comparative prior-year period, primarily a result of natural production decline across all assets and the Company’s divestiture of non-core assets in the Permian Basin during the first quarter of 2022.

Year-to-Date 2022 compared to Year-to-Date 2021
Crude Oil Crude oil revenues for the first six months of 2022 totaled $3.6 billion, a $1.4 billion increase from the comparative 2021 period. A 69 percent increase in average realized prices increased oil revenues for the 2022 period by $1.4 billion compared to the prior-year period, while the change in average daily production was insignificant compared to the prior-year period. Crude oil revenues accounted for 74 percent of total oil and gas production revenues and 47 percent of worldwide production for the first six months of 2022. Crude oil prices realized during the first six months of 2022 averaged $106.87 per barrel, compared to $63.06 per barrel in the comparative prior-year period. The Company’s worldwide oil production increased 1.6 Mb/d to 186.3 Mb/d in the first six months of 2022 compared to the prior-year period, primarily a function of improved cost recovery under the merged concession agreement in Egypt ratified at the end of 2021, offset by operational downtime in the North Sea and natural production decline across all assets.
Natural Gas Gas revenues for the first six months of 2022 totaled $813 million, a $275 million increase from the comparative 2021 period. A 45 percent increase in average realized prices increased natural gas revenues for the 2022 period by $241 million compared to the prior-year period, while 5 percent higher average daily production increased revenues by $34 million compared to the prior-year period. Natural gas revenues accounted for 17 percent of total oil and gas production revenues and 37 percent of worldwide production for the first six months of 2022. Natural gas prices realized during the first six months of 2022 averaged $5.16 per Mcf, compared to $3.56 per Mcf in the comparative prior-year period. The Company’s worldwide natural gas production increased 40 MMcf/d to 875 MMcf/d in the first six months of 2022 compared to the prior-year period, primarily a result of increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021, offset by natural production decline across all assets.
NGL NGL revenues for the first six months of 2022 totaled $452 million, a $177 million increase from the comparative 2021 period. A 69 percent increase in average realized prices increased NGL revenues for the 2022 period by $191 million compared to the prior-year period, while 4 percent lower average daily production decreased revenues by $14 million compared to the prior-year period. NGL revenues accounted for 9 percent of total oil and gas production revenues and 16 percent of worldwide production for the first six months of 2022. NGL prices realized during the first six months of 2022 averaged $39.63 per barrel, compared to $23.41 per barrel in the comparative prior-year period. The Company’s worldwide NGL production decreased 2.8 Mb/d to 62.2 Mb/d in the first six months of 2022 compared to the prior-year period, primarily a result of natural production decline across all countries.
Altus Midstream Revenues
Prior to the deconsolidation of Altus on February 22, 2022, Altus Midstream services revenues generated through its fee-based contractual arrangements with the Company totaled $32 million during the second quarter of 2021 and $16 million and $64 million during the first six months of 2022 and 2021, respectively. These revenues were eliminated upon consolidation.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes totaled $522 million and $242 million during the second quarters of 2022 and 2021, respectively, and $871 million and $682 million during the first six months of 2022 and 2021, respectively. Purchased oil and gas sales were offset by associated purchase costs of $528 million and $262 million during the second quarters of 2022 and 2021, respectively, and $879 million and $756 million during the first six months of 2022 and 2021, respectively. Gross purchased oil and gas sales values were higher in the second quarter and first six months of 2022 primarily due to higher average natural gas prices during the 2022 periods.

Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Lease operating expenses	$359	$311	$703	$575
Gathering, processing, and transmission	94	61	175	119
Purchased oil and gas costs	528	262	879	756
Taxes other than income	78	51	148	95
Exploration	15	19	40	65
General and administrative	83	79	234	162
Transaction, reorganization, and separation	3	4	17	4
Depreciation, depletion, and amortization:
Oil and gas property and equipment	269	322	547	634
Gathering, processing, and transmission assets	1	19	6	38
Other assets	8	10	16	21
Asset retirement obligation accretion	29	28	58	56
Financing costs, net	62	94	202	201
Total Operating Expenses	$1,529	$1,260	$3,025	$2,726
Lease Operating Expenses (LOE)
LOE increased $48 million and $128 million in the second quarter and the first six months of 2022, respectively, from the comparative prior-year periods. On a per-unit basis, LOE increased 20 percent and 22 percent in the second quarter and the first six months of 2022, respectively, from the comparative prior-year periods. The increase was driven by overall higher labor costs and operating costs trending with higher oil and gas prices and global inflation. These increases were coupled with higher workover activity in the U.S. and in the North Sea in the second quarter and the first six months of 2022. LOE costs for the first six months of 2022 were also impacted by mark-to-market adjustments for cash-based stock compensation expense resulting from an increase in the Company’s stock price and anticipated achievement of performance and financial objectives as defined in the stock award plans.

Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended, June 30,
	2022	2021	2022	2021

	(In millions)
Third-party processing and transmission costs	$68	$53	$134	$104
Midstream service costs - ALTM	—	32	18	63
Midstream service costs - Kinetik	26	—	36	—
Upstream processing and transmission costs	94	85	188	167
Midstream operating expenses	—	8	5	15
Intersegment eliminations	—	(32)	(18)	(63)
Total Gathering, processing, and transmission	$94	$61	$175	$119
GPT costs increased $33 million and $56 million in the second quarter and the first six months of 2022, respectively, from the comparative prior-year periods. Third-party processing and transmission costs increased $15 million and $30 million in the second quarter and the first six months of 2022, respectively, from the comparative prior-year periods. The increase in third-party costs for the second quarter and the first six months of 2022 was primarily driven by an increase in average transportation rates during the year. Costs for services provided by ALTM in the first quarter of 2022 and prior to the BCP Business Combination (as defined in the Notes to the Company’s Consolidated Financial Statements set forth in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q) totaling $18 million were eliminated in the Company’s consolidated financial statements and reflected as “Intersegment eliminations” in the table above. Subsequent to the BCP Business Combination and the Company’s deconsolidation of Altus on February 22, 2022, these midstream services continue to be provided by Kinetik Holdings Inc. (Kinetik) but are no longer eliminated. Midstream services provided by Kinetik totaled $26 million and $36 million in the second quarter and the first six months of 2022, respectively, and will continue to result in higher GPT costs in future periods as compared to periods preceding the ALTM deconsolidation.
Purchased Oil and Gas Costs
Purchased oil and gas costs totaled $528 million and $879 million during the second quarter and the first six months of 2022, respectively, compared to $262 million and $756 million during the second quarter and the first six months of 2021, respectively. Purchased oil and gas costs were offset by associated purchase sales of $522 million and $871 million during the second quarter and the first six months of 2022, respectively, compared to $242 million and $682 million during the second quarter and the first six months of 2021, respectively, as further discussed above.
Taxes Other Than Income
Taxes other than income increased $27 million and $53 million from the second quarter and the first six months of 2021, respectively, primarily from higher severance taxes driven by higher commodity prices as compared to the same prior-year periods.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended, June 30,
	2022	2021	2022	2021

	(In millions)
Unproved leasehold impairments	$2	$3	$6	$21
Dry hole expense	4	6	9	25
Geological and geophysical expense	1	1	2	3
Exploration overhead and other	8	9	23	16
Total Exploration	$15	$19	$40	$65

Exploration expenses decreased $4 million and $25 million from the second quarter and the first six months of 2021, respectively, primarily the result of lower unproved leasehold impairments and lower dry hole expenses as compared to the same prior-year periods. These decreases were offset by higher exploration activities and related labor costs compared to the prior year.
General and Administrative (G&A) Expenses
G&A expenses increased $4 million and $72 million from the second quarter and the first six months of 2021, respectively. The year-over-year increase was primarily driven by higher cash-based stock compensation expense resulting from an increase in the Company’s stock price and anticipated achievement of performance and financial objectives as defined in the stock award plans. Higher overall wages across the Company also impacted G&A expenses compared to the prior-year period.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs decreased $1 million and increased $13 million from the second quarter and the first six months of 2021, respectively. The increase in costs during the first six months of 2022 compared to the same prior-year period was primarily a result of transaction costs from the BCP Business Combination.
Depreciation, Depletion, and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas properties decreased $53 million and $87 million from the second quarter and the first six months of 2021, respectively. The Company’s DD&A rate on its oil and gas properties decreased $1.16 per boe and $1.28 per boe from the second quarter and the first six months of 2021, respectively. The decrease on an absolute basis was driven by lower depletion rates in Egypt, partially offset by higher production volumes.
Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended, June 30,
	2022	2021	2022	2021
	(In millions)
Interest expense	$75	$110	$165	$222
Amortization of debt issuance costs	4	3	6	5
Capitalized interest	(1)	—	(1)	—
(Gain) loss on extinguishment of debt	—	(1)	67	(1)
Interest income	(1)	(3)	(5)	(5)
Interest income from APA Corporation, net	(15)	(15)	(30)	(20)
Total Financing costs, net	$62	$94	$202	$201
Net financing costs decreased $32 million and increased $1 million from the second quarter and the first six months of 2021, respectively. The lower overall interest expense was a result of the reduction of fixed-rate debt during 2021 and the first quarter of 2022. During the first six months of 2022, the lower interest expense was more than offset by a $67 million loss on extinguishment of debt recognized in the first quarter of 2022.
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
During the second quarter of 2022, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter and the first six months of 2021, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets.

On May 26, 2022, the U.K. Chancellor announced a new tax on the profits of oil and gas companies operating in the U.K. and the U.K. Continental Shelf. On June 21, 2022, the U.K. Government published draft legislation concerning this new tax and on July 14, 2022, the Energy (Oil and Gas) Profits Levy Act 2022 was enacted, receiving Royal Assent. Under the new law, an additional levy is assessed at a 25 percent tax rate and will be effective for the period of May 26, 2022, through December 31, 2025. Under U.S. GAAP, the financial statement impact of new legislation will be recorded in the period of enactment. Therefore, in the third quarter of 2022, the Company expects to record a deferred tax expense of approximately $230 million to $250 million related to the remeasurement of the June 30, 2022 U.K. deferred tax liability.
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
Critical Accounting Estimates
The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions about future events that affect reported amounts in the financial statements and the accompanying notes. The Company identifies certain accounting policies involving estimation as critical accounting estimates based on, among other things, their impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimate. For a discussion of the Company’s most critical accounting estimates, please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Some of the more significant estimates include reserve estimates, oil and gas exploration costs, offshore decommissioning contingency, long-lived asset impairments, asset retirement obligations, and income taxes.
New Accounting Pronouncements
There were no material changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A.    RISK FACTORS
Refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Given the nature of its business, APA Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in APA Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022 and APA Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE CORPORATION

Dated:	August 4, 2022	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 4, 2022	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)