Form 10-Q
period 2022-09-30
APACHE CORP
filed 2022-11-03
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2022 (100% owned by APA Corporation)	1,000
OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS AND RISKS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2021, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “goal,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
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
•currency exchange rates;
•weather conditions;
•inflation rates;
•the impact of changes in tax legislation;
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
•other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Narrative Analysis of Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
•other risks and uncertainties disclosed in APA Corporation’s third-quarter 2022 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$2,208	$1,685	$7,053	$4,630
Purchased oil and gas sales	585	374	1,456	1,056
Total revenues	2,793	2,059	8,509	5,686
Derivative instrument gains (losses), net	(44)	—	(138)	45
Gain (loss) on divestitures, net	31	(2)	1,180	65
Loss on previously sold Gulf of Mexico properties	—	(446)	—	(446)
Other, net	(10)	40	99	175
	2,770	1,651	9,650	5,525
OPERATING EXPENSES:
Lease operating expenses	363	316	1,066	891
Gathering, processing, and transmission(1)	94	68	269	187
Purchased oil and gas costs	573	396	1,452	1,152
Taxes other than income	74	54	222	149
Exploration	46	21	86	86
General and administrative	64	64	298	226
Transaction, reorganization, and separation	4	4	21	8
Depreciation, depletion, and amortization	288	335	857	1,028
Asset retirement obligation accretion	29	29	87	85
Impairments	—	18	—	18
Financing costs, net	55	192	257	393
	1,590	1,497	4,615	4,223
NET INCOME BEFORE INCOME TAXES	1,180	154	5,035	1,302
Current income tax provision	357	183	1,164	463
Deferred income tax provision (benefit)	293	(29)	231	(51)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	530	—	3,640	890
Net income attributable to noncontrolling interest - Sinopec	108	49	368	132
Net income attributable to noncontrolling interest - Altus	—	4	14	32
Net income attributable to noncontrolling interest - APA Corporation	65	—	221	—
Net income (loss) attributable to Altus Preferred Unit limited partners	—	30	(70)	73
NET INCOME (LOSS) ATTRIBUTABLE TO APA CORPORATION	$357	$(83)	$3,107	$653
(1)    For gathering, processing, and transmission costs associated with Kinetik, refer to Note 7—Equity Method Interest for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$530	$—	$3,640	$890
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income	—	—	—	1
Pension and postretirement benefit plan	—	—	(1)	—
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	530	—	3,639	891
Comprehensive income attributable to noncontrolling interest - Sinopec	108	49	368	132
Comprehensive income attributable to noncontrolling interest - Altus	—	4	14	32
Comprehensive income attributable to noncontrolling interest - APA Corporation	65	—	221	—
Comprehensive income (loss) attributable to Altus Preferred Unit limited partners	—	30	(70)	73
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO APA CORPORATION	$357	$(83)	$3,106	$654

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$3,640	$890
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument losses, net	119	18
Gain on divestitures, net	(1,180)	(65)
Exploratory dry hole expense and unproved leasehold impairments	52	57
Depreciation, depletion, and amortization	857	1,028
Asset retirement obligation accretion	87	85
Impairments	—	18
Provision (benefit) from deferred income taxes	231	(51)
Loss on extinguishment of debt	67	104
Loss on previously sold Gulf of Mexico properties	—	446
Other, net	(137)	(42)
Changes in operating assets and liabilities:
Receivables	(442)	(274)
Inventories	(81)	(19)
Drilling advances and other current assets	19	20
Deferred charges and other long-term assets	(3)	(46)
Accounts payable	171	195
Accounts receivable from/payable to APA Corporation	(417)	33
Accrued expenses	237	29
Deferred credits and noncurrent liabilities	(41)	(8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,179	2,418
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(1,003)	(673)
Leasehold and property acquisitions	(30)	(6)
Proceeds from sale of oil and gas properties	778	239
Proceeds from sale of Kinetik shares	224	—
Deconsolidation of Altus cash and cash equivalents	(143)	—
Other, net	36	15
NET CASH USED IN INVESTING ACTIVITIES	(138)	(425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Apache credit facility, net	138	290
Proceeds from Altus credit facility, net	—	33
Proceeds from (payments on) note payable to APA Corporation, net	(835)	139
Payments on fixed-rate debt	(1,370)	(1,795)
Distributions to noncontrolling interest - Sinopec	(237)	(203)
Distributions to Altus Preferred Unit limited partners	(11)	(34)
Distributions to APA Corporation	(819)	(311)
Dividends paid	—	(9)
Other, net	(3)	(17)
NET CASH USED IN FINANCING ACTIVITIES	(3,137)	(1,907)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(96)	86
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	279	262
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$183	$348

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$277	$365
Income taxes paid, net of refunds	1,029	415
Non-cash financing adjustment: APA’s assumption of Apache’s borrowings on its syndicated credit facility	680	—
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2022(1)	December 31, 2021(1)

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($132 related to Altus VIE)	$183	$279
Receivables, net of allowance of $115 and $109	1,812	1,390
Other current assets (Note 6) ($9 related to Altus VIE)	925	649
Accounts receivable from APA Corporation	437	77
	3,357	2,395
PROPERTY AND EQUIPMENT:
Oil and gas properties	40,939	40,474
Gathering, processing, and transmission facilities ($209 related to Altus VIE)	447	673
Other ($3 related to Altus VIE)	606	1,126
Less: Accumulated depreciation, depletion, and amortization ($25 related to Altus VIE)	(34,033)	(34,213)
	7,959	8,060
OTHER ASSETS:
Equity method interests (Note 7) ($1,365 related to Altus VIE)	602	1,365
Decommissioning security for sold Gulf of Mexico properties (Note 12)	376	640
Deferred charges and other ($6 related to Altus VIE)	483	581
Note receivable from APA Corporation (Note 2)	1,415	1,352
	$14,192	$14,393

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ($12 related to Altus VIE)	$804	$651
Note payable to APA Corporation	—	195
Current debt	125	215
Other current liabilities (Note 8) ($15 related to Altus VIE)	1,825	1,170
	2,754	2,231
LONG-TERM DEBT (Note 10) ($657 related to Altus VIE)	4,884	7,295
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	389	148
Asset retirement obligation (Note 9) ($68 related to Altus VIE)	2,074	2,089
Decommissioning contingency for sold Gulf of Mexico properties (Note 12)	801	1,086
Other ($67 related to Altus VIE)	427	572
	3,691	3,895
REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 13)	—	712
EQUITY (DEFICIT):
Common stock, $0.625 par, 1,000 and 1,000 shares authorized, respectively, 1,000 and 1,000 shares issued, respectively	—	—
Paid-in capital	8,020	8,677
Accumulated deficit	(6,210)	(9,317)
Accumulated other comprehensive income	21	22
EQUITY (DEFICIT) ATTRIBUTABLE TO APA CORPORATION	1,831	(618)
Noncontrolling interest - Sinopec	952	820
Noncontrolling interest - APA Corporation	80	—
Noncontrolling interest - Altus	—	58
TOTAL EQUITY	2,863	260
	$14,192	$14,393
(1)    The Altus VIE amounts are disclosed as of December 31, 2021. All Altus balances were deconsolidated as of February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 3—Acquisitions and Divestitures for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	PARENT COMPANY EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY
	(In millions)
For the Quarter Ended September 30, 2021
Balance at June 30, 2021	$617	$—	$9,535	$(9,642)	$—	$15	$(92)	$1,040	$948
Net loss attributable to APA Corporation	—	—	—	(83)	—	—	(83)	—	(83)
Net income attributable to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	49	49
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	4	4
Net income attributable to Altus Preferred Unit limited partners	30	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(12)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	(143)	(143)
Distributions to APA Corporation	—	—	(9)	—	—	—	(9)	—	(9)
Other	—	—	6	(1)	—	—	5	(5)	—
Balance at September 30, 2021	$635	$—	$9,532	$(9,726)	$—	$15	$(179)	$945	$766

For the Quarter Ended September 30, 2022
Balance at June 30, 2022	$—	$—	$8,054	$(6,567)	$—	$21	$1,508	$982	$2,490
Net income attributable to APA Corporation	—	—	—	357	—	—	357	—	357
Net income attributable to noncontrolling interest - APA	—	—	—	—	—	—	—	65	65
Net income attributable to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	108	108
Distributions to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	(78)	(78)
Distributions to APA Corporation	—	—	(41)	—	—	—	(41)	(45)	(86)
Other	—	—	7	—	—	—	7	—	7
Balance at September 30, 2022	$—	$—	$8,020	$(6,210)	$—	$21	$1,831	$1,032	$2,863
(1)    As a result of the BCP Business Combination, the Company deconsolidated Altus on February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 3—Acquisitions and Divestitures for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	PARENT COMPANY EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY
	(In millions)
For the Nine Months Ended September 30, 2021
Balance at December 31, 2020	$608	$262	$11,735	$(10,461)	$(3,189)	$14	$(1,639)	$994	$(645)
Net income attributable to APA Corporation	—	—	—	653	—	—	653	—	653
Net income attributable to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	132	132
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	32	32
Net income attributable to Altus Preferred Unit limited partners	73	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(12)	—	—	—	—	—	—	—	—
Distributions paid to Altus Preferred Unit limited partners	(34)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	(203)	(203)
Distributions to APA Corporation	—	—	(19)	—	—	—	(19)	—	(19)
Common dividends declared ($0.025 per share)	—	—	(9)	—	—	—	(9)	—	(9)
APA Corporation share exchange	—	(262)	(2,927)	—	3,189	—	—	—	—
Holding Company Reorganization	—	—	757	82	—	—	839	—	839
Other	—	—	(5)	—	—	1	(4)	(10)	(14)
Balance at September 30, 2021	$635	$—	$9,532	$(9,726)	$—	$15	$(179)	$945	$766

For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$712	$—	$8,677	$(9,317)	$—	$22	$(618)	$878	$260
Net income attributable to APA Corporation	—	—	—	3,107	—	—	3,107	—	3,107
Net income attributable to noncontrolling interest - APA	—	—	—	—	—	—	—	221	221
Net income attributable to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	368	368
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	14	14
Net loss attributable to Altus Preferred Unit limited partners	(70)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	(237)	(237)
Distributions to APA Corporation	—	—	(679)	—	—	—	(679)	(140)	(819)
Deconsolidation of Altus	(642)	—	—	—	—	—	—	(72)	(72)
Other	—	—	22	—	—	(1)	21	—	21
Balance at September 30, 2022	$—	$—	$8,020	$(6,210)	$—	$21	$1,831	$1,032	$2,863
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
On March 1, 2021, Apache consummated a holding company reorganization (the Holding Company Reorganization), pursuant to which Apache became a direct, wholly owned subsidiary of APA Corporation (APA), and all of Apache’s outstanding shares automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to Apache pursuant to Rule 12g-3(a) under the Exchange Act and replaced Apache as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The Holding Company Reorganization modernized the Company’s operating and legal structure, making it more consistent with other companies that have affiliates operating around the globe. Refer to Note 2—Transactions with Parent Affiliate for more detail.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2022, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation, if applicable.
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
During the three and nine months ended September 30, 2022, the Company recorded no asset impairments in connection with fair value assessments. During the three and nine months ended September 30, 2021, the Company recorded $18 million of asset impairments in connection with inventory valuations and expected equipment dispositions in the North Sea.
Accounts Receivable from / Accounts Payable to APA
Accounts receivable from or payable to APA represents the net result of Apache’s administrative and support services provided to APA and other miscellaneous cash management transactions to be settled between the two affiliated entities. Generally, cash in this amount will be transferred to Apache or paid to APA in subsequent periods, after current period transactions are processed and net results of operations are determined. However, from time to time, Apache may estimate and transfer the cash settlement amount in the month the transactions are processed in order to minimize affiliate working capital balances or retain affiliate balances for cash management purposes. Refer to Note 2—Transactions with Parent Affiliate for more detail.
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the nine months ended September 30, 2022 and 2021.
Payments under all contracts with customers are typically due and received within a short-term period of one year or less after physical delivery of the product or service has been rendered. Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.7 billion and $1.3 billion as of September 30, 2022 and December 31, 2021, respectively.
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
The Holding Company Reorganization gave rise to a note payable by APA to Apache. The note has a seven-year term, maturing on February 29, 2028, and bears interest at a rate of 4.5 percent per annum, payable semi-annually, subject to APA’s option to allow accrued interest to convert to principal (PIK) during the first 5.5 years of the note’s term (to August 31, 2026). The note is guaranteed by each of the three subsidiaries sold by Apache to APA. The Company recognized interest income on this note of $16 million and $15 million during the third quarters of 2022 and 2021, respectively, and $47 million and $35 million during the first nine months of 2022 and 2021, respectively. The interest income related to this note is reflected in “Financing costs, net” on the Company’s statement of consolidated operations. Apache has allowed interest accrued from March 1, 2021 through August 31, 2022, totaling $93 million, to PIK pursuant to the note.
In the fourth quarter of 2021, in conjunction with the ratification of a new merged concession agreement (MCA) with EGPC, Apache entered into an agreement with APA under which the historical value of existing concessions prior to ratifying the MCA was retained by Apache, with any excess value from the MCA terms being allocated to APA. Sinopec owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business, and approximately 30 percent of the remaining net income and distributable cash flow for the Company’s Egyptian operations is being allocated to APA in 2022. Apache consolidates its Egyptian operations, with APA’s noncontrolling interest reflected as a separate component in the Company’s consolidated balance sheet. In the third quarter and the first nine months of 2022, the Company recorded net income attributable to APA’s noncontrolling interest of $65 million and $221 million, respectively, and distributed $140 million in the first nine months of 2022 of cash to APA in association with its noncontrolling interest.
The Company continues to provide administrative and support operations for certain APA subsidiaries with interests in the U.S., Suriname, and the Dominican Republic. The Company is reimbursed by APA for employee costs, certain internal costs, and third-party costs paid by the Company in connection with its role as service provider. All reimbursements are based on actual costs incurred, and no market premium is applied by the Company to APA. The Company incurred $5 million and $14 million in reimbursable corporate overhead charges in the third quarter and the first nine months of 2022, respectively.
In August 2021, Apache entered into a promissory note with APA under which Apache could borrow up to $250 million from APA at APA’s discretion. The note had a term of one year and bore interest at a variable rate per annum equal to the monthly, short-term applicable federal rate, payable semi-annually. As of December 31, 2021, there was $195 million outstanding under this note, which was reflected as “Note payable to APA Corporation” on the Company’s consolidated balance sheet. All remaining borrowings were fully repaid prior to maturity on August 4, 2022.
In April 2022, Apache made a promissory note payable to APA in the original principal amount of $680 million. Apache made the note in consideration for APA’s assumption under its U.S. dollar denominated syndicated facility on April, 29, 2022 of Apache’s borrowings outstanding upon the simultaneous termination of its 2018 syndicated facility, as described in Note 10—Debt and Financing Costs. The non-interest-bearing note had a term of one year, maturing on April 28, 2023, and was fully repaid by September 30, 2022. Apache repaid $331 million on the note during the second quarter of 2022, and the remaining $349 million during the third quarter of 2022.

From time to time, the Company may, at its discretion, make distributions of capital to APA Corporation. During the third quarter and first nine months of 2022, the Company made capital distributions totaling $86 million and $819 million, respectively, primarily in support of APA Corporation’s share repurchase program, dividend payments made by APA, and distributions for APA’s noncontrolling interest during the period. During the third quarter and first nine months of 2021, the Company made capital distributions totaling $9 million and $19 million, respectively, related to dividend payments made by APA.
3.    ACQUISITIONS AND DIVESTITURES
2022 Activity
During the third quarter and first nine months of 2022, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $3 million and $30 million, respectively.
During the third quarter and first nine months of 2022, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $37 million and $52 million, respectively, recognizing a gain of approximately $34 million and $36 million, respectively, upon closing of these transactions.
During the first quarter of 2022, the Company completed a previously announced transaction to sell certain non-core mineral rights in the Delaware Basin. The Company received total cash proceeds of approximately $726 million after certain post-closing adjustments and recognized an associated gain of approximately $560 million.
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
During the first quarter of 2022, the Company sold four million of its shares in Kinetik for cash proceeds of $224 million and recognized a loss of $25 million, including transaction fees. Refer to Note 7—Equity Method Interests for further detail. In connection with this secondary offering, the Company agreed that, within 24 months of closing the offering, it will invest a minimum of $100 million of the proceeds of the offering for new well drilling and completion activity at the Alpine High play in the Delaware Basin, where Kinetik has exclusive gas and NGL gathering and processing rights.
2021 Activity
During the second quarter of 2021, the Company completed the sale of certain non-core assets in the Permian Basin with a net carrying value of $157 million, for cash proceeds of $176 million and the assumption of asset retirement obligations of $44 million. The Company recognized a gain of approximately $63 million in connection with the sale.
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
4.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $97 million and $46 million as of September 30, 2022 and December 31, 2021, respectively. The increase is primarily attributable to additional drilling activity in Egypt and the North Sea, partially offset by successful transfer of well costs. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2021 were charged to dry hole expense during the nine months ended September 30, 2022.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of September 30, 2022, the Company had derivative positions with 12 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices or changes in currency exchange rates.
Derivative Instruments
Commodity Derivative Instruments
As of September 30, 2022, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
October—December 2022	NYMEX Henry Hub/IF Waha	22,080	$(0.71)	—	—
October—December 2022	NYMEX Henry Hub/IF HSC	—	—	22,080	$(0.12)
January—March 2023	NYMEX Henry Hub/IF Waha	3,150	$(1.06)	—	—
January—March 2023	NYMEX Henry Hub/IF HSC	—	—	3,150	$(0.03)
January—June 2023	NYMEX Henry Hub/IF Waha	4,525	$(1.54)	—	—
January—June 2023	NYMEX Henry Hub/IF HSC	—	—	4,525	$(0.11)
July—September 2023	NYMEX Henry Hub/IF Waha	1,840	$(1.62)	—	—
July—September 2023	NYMEX Henry Hub/IF HSC	—	—	1,840	$(0.19)
January—December 2023	NYMEX Henry Hub/IF Waha	73,000	$(1.15)	—	—
January—December 2023	NYMEX Henry Hub/IF HSC	—	—	73,000	$(0.08)
January—June 2024	NYMEX Henry Hub/IF Waha	16,380	$(1.15)	—	—
January—June 2024	NYMEX Henry Hub/IF HSC	—	—	16,380	$(0.10)

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
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
September 30, 2022
Assets:
Commodity derivative instruments	$—	$—	$—	$—	$3	$3
Liabilities:
Commodity derivative instruments	—	88	—	88	3	91
Foreign currency derivative instruments	—	8	—	8	—	8

December 31, 2021
Liabilities:
Commodity derivative instruments	$—	$10	$—	$10	$—	$10
Pipeline capacity embedded derivative	—	46	—	46	—	46
Preferred Units embedded derivative	—	—	57	57	—	57
(1)    The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties and reclassifications between long-term and short-term balances.

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

	September 30, 2022	December 31, 2021

	(In millions)
Current Assets: Other current assets	$—	$—
Other Assets: Deferred charges and other	3	—
Total derivative assets	$3	$—

Current Liabilities: Other current liabilities	$96	$4
Deferred Credits and Other Noncurrent Liabilities: Other	3	109
Total derivative liabilities	$99	$113
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Realized:
Commodity derivative instruments	$(2)	$(37)	$(11)	$63
Foreign currency derivative instruments	(6)	—	(8)	—
Realized gain (loss), net	(8)	(37)	(19)	63
Unrealized:
Commodity derivative instruments	(35)	29	(79)	(43)
Pipeline capacity embedded derivatives	—	3	—	6
Foreign currency derivative instruments	(1)	—	(9)	—
Preferred Units embedded derivative	—	5	(31)	19
Unrealized gain (loss), net	(36)	37	(119)	(18)
Derivative instrument gains (losses), net	$(44)	$—	$(138)	$45
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

6.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	September 30, 2022	December 31, 2021

	(In millions)
Inventories	$490	$438
Drilling advances	62	55
Prepaid assets and other	23	56
Current decommissioning security for sold Gulf of Mexico assets	350	100
Total Other current assets	$925	$649
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
The initial interest in Kinetik was measured at fair value based on the Company’s ownership of approximately 12.9 million shares of Kinetik Class A Common stock as of February 22, 2022. In March 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for a loss, including underwriters fees, of $25 million, which was recorded as a component of “Gain (loss) on divestitures, net” under “Revenues and other” in the Company’s statement of consolidated operations. Refer to Note 3—Acquisitions and Divestitures for further detail.
During the second quarter of 2022, Kinetik issued a two-for-one split of its Common Stock.
During the third quarter and first nine months of 2022, the Company received approximately 0.4 million shares and 0.7 million shares, respectively, of Kinetik’s Class A Common Stock as paid-in-kind dividends. Also during the third quarter and first nine months of 2022, the Company recorded fair value adjustments on its ownership in Kinetik totaling a loss of $30 million and a gain of $23 million, respectively. The Company’s ownership of 18.5 million shares represented approximately 13 percent of Kinetik’s outstanding Class A Common Stock as of September 30, 2022.
The following table presents the activity in the Company’s equity method interest in Kinetik for the nine months ended September 30, 2022:

Kinetik Holdings Inc

(In millions)
Balance at December 31, 2021	$—
Initial interest upon closing the BCP Business Combination	802
Sale of Class A shares	(250)
Paid-in-kind dividend	27
Fair value adjustments	23
Balance at September 30, 2022	$602
During the three and nine months ended September 30, 2022, the Company recorded GPT costs for midstream services provided by Kinetik subsequent to the close of the transaction totaling $28 million and $64 million, respectively. As of September 30, 2022, the Company has recorded accrued GPT costs payable to Kinetik of approximately $18 million.
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

	Interest	December 31, 2021

		(In millions)
Gulf Coast Express Pipeline, LLC	16.0%	$274
EPIC Crude Holdings, LP	15.0%	—
Permian Highway Pipeline, LLC	26.7%	630
Shin Oak Pipeline (Breviloba, LLC)	33.0%	461
Total Altus equity method interests		$1,365
The following table presents the activity in Altus’ equity method interests for the nine months ended September 30, 2022:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Total

	(In millions)
Balance at December 31, 2021	$274	$—	$630	$461	$1,365
Capital contributions	—	2	—	—	2
Distributions	(5)	—	(9)	(7)	(21)
Equity income (loss), net	8	(2)	10	5	21
Deconsolidation of Altus	(277)	—	(631)	(459)	(1,367)
Balance at September 30, 2022	$—	$—	$—	$—	$—
For discussion of the financial statement impacts related to the deconsolidation of ALTM, refer to Note 3—Acquisitions and Divestitures.
8.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	September 30, 2022	December 31, 2021

	(In millions)
Accrued operating expenses	$157	$129
Accrued exploration and development	301	206
Accrued compensation and benefits	308	292
Accrued interest	67	107
Accrued income taxes	145	28
Current asset retirement obligation	40	41
Current operating lease liability	113	99
Current portion of derivatives at fair value	96	4
Current decommissioning contingency for sold Gulf of Mexico properties	350	100
Other	248	164
Total Other current liabilities	$1,825	$1,170

9.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

September 30, 2022
(In millions)
Asset retirement obligation, December 31, 2021	$2,130
Liabilities incurred	4
Liabilities settled	(34)
Liabilities divested	(4)
Deconsolidation of Altus	(69)
Accretion expense	87
Asset retirement obligation, September 30, 2022	2,114
Less current portion	(40)
Asset retirement obligation, long-term	$2,074
10.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	September 30, 2022	December 31, 2021

	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$5,032	$6,344
Altus credit facility(2)	—	657
Syndicated credit facility(2)	—	542
Finance lease obligations	34	36
Unamortized discount	(28)	(30)
Debt issuance costs	(29)	(39)
Total debt	5,009	7,510
Current maturities	(125)	(215)
Long-term debt	$4,884	$7,295
(1)    The fair values of the Company’s notes and debentures were $4.3 billion and $7.1 billion as of September 30, 2022 and December 31, 2021, respectively.
Apache uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)    The carrying value of borrowings on credit facilities approximates fair value because interest rates are variable and reflective of market rates.
As of September 30, 2022, current debt included $123 million carrying value of 2.625% senior notes due January 15, 2023 and $2 million of finance lease obligations. As of December 31, 2021, current debt included $213 million carrying value of 3.25% senior notes due April 15, 2022 and $2 million of finance lease obligations.
During the quarter ended September 30, 2022, Apache notified holders of its 2.625% notes due 2023 that Apache elected to redeem the notes on October 17, 2022, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the redemption date. The redemption, including the $123 million outstanding principal amount of the notes, was financed in part by Apache’s borrowing under the US dollar-denominated revolving credit facility of APA Corporation described below.
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
Apache may borrow under APA’s USD Agreement up to an aggregate principal amount of US$300 million outstanding at any given time. As of September 30, 2022, there were no borrowings by Apache outstanding under the USD Agreement. As of December 31, 2021, there were $542 million of borrowings and an aggregate £748 million and $20 million in letters of credit outstanding under the Former Facility.
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of September 30, 2022 and December 31, 2021, there were no outstanding borrowings under these facilities. As of September 30, 2022 and December 31, 2021, there were £117 million and $17 million in letters of credit outstanding under these facilities.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Interest expense	$74	$102	$239	$324
Amortization of debt issuance costs	1	1	7	6
Capitalized interest	—	—	(1)	—
Loss on extinguishment of debt	—	105	67	104
Interest income	(4)	(1)	(9)	(6)
Interest income from APA Corporation, net	(16)	(15)	(46)	(35)
Financing costs, net	$55	$192	$257	$393
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

During the third quarter of 2022, the Company’s effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of the Energy (Oil and Gas) Profits Levy Act 2022 on July 14, 2022, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the third quarter of 2021, the Company’s effective income tax rate was primarily impacted by a loss contingency in connection with decommissioning of previously sold Gulf of Mexico properties and an increase in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, a deferred tax expense related to the remeasurement of taxes in the U.K., and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2021 year-to-date effective income tax rate was primarily impacted by a loss on offshore decommissioning contingency and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On May 26, 2022, the U.K. Chancellor announced a new tax on the profits of oil and gas companies operating in the U.K. and the U.K. Continental Shelf. On June 21, 2022, the U.K. Government published draft legislation concerning this new tax and on July 14, 2022, the Energy (Oil and Gas) Profits Levy Act 2022 was enacted, receiving Royal Assent. Under the new law, an additional levy is assessed at a 25 percent rate and is effective for the period of May 26, 2022, through December 31, 2025. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the third quarter of 2022, the Company has recorded a deferred tax expense of $230 million related to the remeasurement of the June 30, 2022 U.K. deferred tax liability.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (Corporate AMT) on applicable corporations with an average annual adjusted financial statement income that exceeds $1 billion for any three consecutive years preceding the tax year at issue. The Corporate AMT is effective for tax years beginning after December 31, 2022. The Company is continuing to evaluate the provisions of the IRA and awaits further guidance from the U.S. Treasury Department to properly assess the impact of these provisions on the Company.
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
12.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of September 30, 2022, the Company has an accrued liability of approximately $30 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
On September 10, 2020, the State of Delaware filed suit, individually and on behalf of the people of the State of Delaware, against over 25 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. After removal of this lawsuit to federal court, the district court remanded it back to state court. The 3rd Circuit has since, once again, affirmed the district court’s remand to state court. The defendants are appealing this latest remand decision to the U.S. Supreme Court.
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
Environmental Matters
As of September 30, 2022, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
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
The Company is not aware of any environmental claims existing as of September 30, 2022 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
As of September 30, 2022, Apache estimates that its potential liability to fund decommissioning of Legacy GOM Assets it may be ordered to perform ranges from $1.2 billion to $1.4 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $1.2 billion as of September 30, 2022, representing the estimated costs of decommissioning it may be required to perform on Legacy GOM Assets. Of the total liability recorded, $801 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $350 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. The Company has also recorded a $726 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $376 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $350 million is reflected under “Other current assets.” Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued. In addition, significant changes in the market price of oil, gas, and NGLs could further impact Apache’s estimate of its contingent liability to decommission Legacy GOM Assets.
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
N/A - not applicable.
14.    CAPITAL STOCK AND EQUITY
Upon consummation of the Holding Company Reorganization, each outstanding share of Apache common stock automatically converted into a share of APA common stock on a one-for-one basis. As a result, each stockholder of Apache now owns the same number of shares of APA common stock that such stockholder owned of Apache common stock immediately prior to the Holding Company Reorganization. As a result of the Holding Company Reorganization and subsequent activity, Apache recorded various intercompany activities during the quarter ended March 31, 2021 as capital transactions, which are reflected in Apache’s Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests. Refer to Note 2—Transactions with Parent Affiliate for more detail.
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
Distributions to APA Corporation and Common Stock Dividends
During the third quarters of 2022 and 2021, the Company paid $86 million and $9 million, respectively, in capital distributions to its parent, APA. Additionally, during the first nine months of 2022 and 2021, Apache paid $819 million and $19 million, respectively, in capital distributions to APA. These payments are included as “Distributions to APA Corporation” on the Company’s statement of consolidated cash flows. During the quarter ended March 31, 2021, prior to completion of the Holding Company Reorganization, the Company paid $9 million in dividends on its common stock.

15.    BUSINESS SEGMENT INFORMATION
As of September 30, 2022, the Company is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Prior to the deconsolidation of Altus on February 22, 2022, the Company’s Midstream business was operated by Altus Midstream Company, which owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended September 30, 2022	(In millions)
Revenues:
Oil revenues	$739	$303	$565	$—	$—	$1,607
Natural gas revenues	84	44	285	—	—	413
Natural gas liquids revenues	—	5	183	—	—	188
Oil, natural gas, and natural gas liquids production revenues	823	352	1,033	—	—	2,208
Purchased oil and gas sales	—	—	585	—	—	585
	823	352	1,618	—	—	2,793
Operating Expenses:
Lease operating expenses	119	107	137	—	—	363
Gathering, processing, and transmission	5	7	82	—	—	94
Purchased oil and gas costs	—	—	573	—	—	573
Taxes other than income	—	—	74	—	—	74
Exploration	29	1	16	—	—	46
Depreciation, depletion, and amortization	97	52	139	—	—	288
Asset retirement obligation accretion	—	21	8	—	—	29
	250	188	1,029	—	—	1,467
Operating Income(2)	$573	$164	$589	$—	$—	1,326

Other Income (Expense):
Derivative instrument losses, net						(44)
Gain on divestitures, net						31
Other, net						(10)
General and administrative						(64)
Transaction, reorganization, and separation						(4)
Financing costs, net						(55)
Income Before Income Taxes						$1,180

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Nine Months Ended September 30, 2022	(In millions)
Revenues:
Oil revenues	$2,431	$938	$1,818	$—	$—	$5,187
Natural gas revenues	270	207	749	—	—	1,226
Natural gas liquids revenues	6	33	604	—	(3)	640
Oil, natural gas, and natural gas liquids production revenues	2,707	1,178	3,171	—	(3)	7,053
Purchased oil and gas sales	—	—	1,451	5	—	1,456
Midstream service affiliate revenues	—	—	—	16	(16)	—
	2,707	1,178	4,622	21	(19)	8,509
Operating Expenses:
Lease operating expenses	381	321	365	—	(1)	1,066
Gathering, processing, and transmission	15	31	236	5	(18)	269
Purchased oil and gas costs	—	—	1,452	—	—	1,452
Taxes other than income	—	—	219	3	—	222
Exploration	56	8	21	—	1	86
Depreciation, depletion, and amortization	285	168	402	2	—	857
Asset retirement obligation accretion	—	61	25	1	—	87
	737	589	2,720	11	(18)	4,039
Operating Income (Loss)(2)	$1,970	$589	$1,902	$10	$(1)	4,470

Other Income (Expense):
Derivative instrument losses, net						(138)
Gain on divestitures, net						1,180
Other, net						99
General and administrative						(298)
Transaction, reorganization, and separation						(21)
Financing costs, net						(257)
Income Before Income Taxes						$5,035

Total Assets(3)	$3,242	$2,185	$8,765	$—	$—	$14,192

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended September 30, 2021	(In millions)
Revenues:
Oil revenues	$465	$233	$484	$—	$—	$1,182
Natural gas revenues	63	42	188	—	—	293
Natural gas liquids revenues	2	6	202	—	—	210
Oil, natural gas, and natural gas liquids production revenues	530	281	874	—	—	1,685
Purchased oil and gas sales	—	—	374	—	—	374
Midstream service affiliate revenues	—	—	—	35	(35)	—
	530	281	1,248	35	(35)	2,059
Operating Expenses:
Lease operating expenses	117	101	98	—	—	316
Gathering, processing, and transmission	4	8	82	9	(35)	68
Purchased oil and gas costs	—	—	396	—	—	396
Taxes other than income	—	—	52	2	—	54
Exploration	14	4	3	—	—	21
Depreciation, depletion, and amortization	128	61	143	3	—	335
Asset retirement obligation accretion	—	20	8	1	—	29
Impairments	—	18	—	—	—	18
	263	212	782	15	(35)	1,237
Operating Income(2)	$267	$69	$466	$20	$—	822

Other Income (Expense):
Loss on offshore decommissioning contingency						(446)
Loss on divestitures, net						(2)
Other, net						40
General and administrative						(64)
Transaction, reorganization, and separation						(4)
Financing costs, net						(192)
Income Before Income Taxes						$154

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Nine Months Ended September 30, 2021	(In millions)
Revenues:
Oil revenues	$1,299	$690	$1,325	$—	$—	$3,314
Natural gas revenues	198	100	533	—	—	831
Natural gas liquids revenues	6	16	463	—	—	485
Oil, natural gas, and natural gas liquids production revenues	1,503	806	2,321	—	—	4,630
Purchased oil and gas sales	—	—	1,050	6	—	1,056
Midstream service affiliate revenues	—	—	—	99	(99)	—
	1,503	806	3,371	105	(99)	5,686
Operating Expenses:
Lease operating expenses	335	274	283	—	(1)	891
Gathering, processing, and transmission	8	28	225	24	(98)	187
Purchased oil and gas costs	—	—	1,147	5	—	1,152
Taxes other than income	—	—	139	10	—	149
Exploration	36	27	21	—	2	86
Depreciation, depletion, and amortization	395	208	416	9	—	1,028
Asset retirement obligation accretion	—	59	23	3	—	85
Impairments	—	18	—	—	—	18
	774	614	2,254	51	(97)	3,596
Operating Income (Loss)(2)	$729	$192	$1,117	$54	$(2)	2,090

Other Income (Expense):
Derivative instrument gains, net						45
Loss on offshore decommissioning contingency						(446)
Gain on divestitures, net						65
Other, net						175
General and administrative						(226)
Transaction, reorganization, and separation						(8)
Financing costs, net						(393)
Income Before Income Taxes						$1,302

Total Assets(3)	$2,887	$2,080	$7,606	$1,853	$—	$14,426
(1)    Includes revenue from non-customers for the quarters and nine months ended September 30, 2022 and 2021 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,,
	2022	2021	2022	2021

	(In millions)
Oil	$227	$112	$779	$302
Natural gas	26	11	87	33
Natural gas liquids	—	1	2	1
(2)Operating income of U.S. and Egypt includes leasehold impairments of $15 million and $1 million, respectively, for the third quarter of 2022. Operating income of U.S. and Egypt includes leasehold impairments of $19 million and $3 million, respectively, for the first nine months of 2022. Operating income of U.S., Egypt, and North Sea includes leasehold and other asset impairments of $2 million, $2 million, and $19 million, respectively, for the third quarter of 2021. Operating income of U.S., Egypt, and North Sea includes leasehold impairments and other asset impairments of $19 million, $6 million, and $19 million, respectively, for the first nine months of 2021.
(3)Intercompany balances are excluded from total assets.
(4)Includes noncontrolling interests of Sinopec, Altus prior to deconsolidation, and APA.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following discussion relates to Apache Corporation (Apache or the Company) and its consolidated subsidiaries and should be read together with the Company’s Consolidated Financial Statements and accompanying notes included in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q, as well as related information set forth in the Company’s Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements, and Management’s Narrative Analysis of Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
On March 1, 2021, Apache consummated a holding company reorganization (the Holding Company Reorganization), pursuant to which Apache became a direct, wholly owned subsidiary of APA Corporation (APA), and all of the Company’s outstanding shares automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to the Company pursuant to Rule 12g-3(a) under the Exchange Act and replaced the Company as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The Holding Company Reorganization modernized the Company’s operating and legal structure, making it more consistent with other companies that have affiliates operating around the globe. Refer to Note 2—Transactions with Parent Affiliate for more detail.
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
In the third quarter of 2022, the Company reported net income of $357 million compared to a net loss of $83 million in the third quarter of 2021. Net income for the third quarter of 2022 benefited from higher revenues attributable to a new merged concession agreement in Egypt and higher commodity prices. The increase in realized prices was primarily driven by the effects of global inflation, the conflict in Ukraine on global commodity prices, and uncertainties around spare capacity and energy security globally.
The Company generated $3.2 billion of cash from operating activities during the first nine months of 2022, a 31 percent increase from the first nine months of 2021, driven by higher oil and gas revenues. Since year-end 2021, the Company has reduced its total outstanding debt and redeemable preferred interests by $2.7 billion and $712 million, respectively, through the deconsolidation of ALTM and the retirement of outstanding notes and debentures. The Company had $183 million of cash on hand at September 30, 2022.

Operational Highlights
Key operational highlights for the quarter include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 55 percent of its total production during the third quarter of 2022. The Company’s core Midland Basin development program is expected to represent a key growth area for the U.S. assets.
International
•In Egypt, the Company averaged 15 drilling rigs and drilled 25 new productive wells during the third quarter of 2022. Third quarter 2022 gross equivalent production in the Company’s Egypt assets decreased 5 percent from the third quarter of 2021, while net production increased 21 percent, primarily a function of improved cost recovery under the new merged concession agreement ratified at the end of 2021. The Company continues to build and enhance its drilling inventory in Egypt, supplemented with recent seismic acquisitions and new play concept evaluations on both new and existing acreage. The Company continues to increase drilling and workover activity as a result of the merged concession agreement. Egypt production growth is anticipated in the fourth quarter on improvements in new well connections and recompletion activity.
•On the environmental, social and governance (ESG) front, the Company has delivered on its upstream flaring reduction goal in Egypt, flaring at least 40 percent less gas than would otherwise be flared without these initiatives, instead now compressing this gas into sales lines.
•The Company averaged two rigs in the North Sea during the third quarter of 2022. Production was negatively impacted by considerable planned and unplanned downtime at Beryl and Forties during the third quarter of 2022. North Sea production in the fourth quarter of 2022 is expected to improve following completion of these maintenance activities.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$565	35%	$484	41%	$1,818	35%	$1,325	40%
Egypt(1)	739	46%	465	39%	2,431	47%	1,299	39%
North Sea	303	19%	233	20%	938	18%	690	21%
Total(1)	$1,607	100%	$1,182	100%	$5,187	100%	$3,314	100%

Natural Gas Revenues:
United States	$285	69%	$188	64%	$749	61%	$533	64%
Egypt(1)	84	20%	63	22%	270	22%	198	24%
North Sea	44	11%	42	14%	207	17%	100	12%
Total(1)	$413	100%	$293	100%	$1,226	100%	$831	100%

NGL Revenues:
United States	$183	97%	$202	96%	$601	94%	$463	95%
Egypt(1)	—	—%	2	1%	6	1%	6	1%
North Sea	5	3%	6	3%	33	5%	16	4%
Total(1)	$188	100%	$210	100%	$640	100%	$485	100%

Oil and Gas Revenues:
United States	$1,033	47%	$874	52%	$3,168	45%	$2,321	50%
Egypt(1)	823	37%	530	31%	2,707	38%	1,503	33%
North Sea	352	16%	281	17%	1,178	17%	806	17%
Total(1)	$2,208	100%	$1,685	100%	$7,053	100%	$4,630	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Oil Volume (b/d)
United States	64,540	(15)%	75,526	66,293	(12)%	75,384
Egypt(1)(2)	81,095	16%	69,830	83,857	18%	71,052
North Sea	25,160	(26)%	33,783	30,928	(15)%	36,398
Total	170,795	(5)%	179,139	181,078	(1)%	182,834

Natural Gas Volume (Mcf/d)
United States	463,372	(15)%	546,058	466,105	(12)%	531,695
Egypt(1)(2)	318,945	31%	243,294	350,400	35%	259,108
North Sea	18,822	(44)%	33,752	33,291	(17)%	40,061
Total	801,139	(3)%	823,104	849,796	2%	830,864

NGL Volume (b/d)
United States	60,685	(14)%	70,962	60,550	(8)%	65,805
Egypt(1)(2)	—	NM	496	261	(52)%	544
North Sea	558	(54)%	1,200	1,080	(11)%	1,220
Total	61,243	(16)%	72,658	61,891	(8)%	67,569

BOE per day(3)
United States	202,454	(15)%	237,498	204,528	(11)%	229,805
Egypt(1)(2)	134,253	21%	110,875	142,518	24%	114,780
North Sea(4)	28,855	(29)%	40,608	37,557	(15)%	44,295
Total	365,562	(6)%	388,981	384,603	(1)%	388,880
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Oil (b/d)	133,607	134,128	136,476	134,976
Natural Gas (Mcf/d)	510,260	564,354	554,268	581,859
NGL (b/d)	—	776	397	846
(2)    Includes net production volumes per day attributable to noncontrolling interests in Egypt of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Oil (b/d)	43,301	23,309	44,742	23,716
Natural Gas (Mcf/d)	170,342	81,309	186,949	86,564
NGL (b/d)	—	165	139	181
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the third quarters of 2022 and 2021 were 36,467 boe/d and 40,581 boe/d, respectively, and 39,362 boe/d and 45,637 boe/d for the first nine months of 2022 and 2021, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.
NM — Not Meaningful

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Average Oil Price - Per barrel
United States	$94.62	36%	$69.69	$100.06	55%	$64.38
Egypt	99.04	37%	72.37	106.19	59%	66.97
North Sea	101.85	36%	74.94	105.59	58%	66.93
Total	97.81	36%	71.72	103.81	58%	65.90

Average Natural Gas Price - Per Mcf
United States	$6.67	78%	$3.75	$5.89	60%	$3.67
Egypt	2.87	2%	2.82	2.82	1%	2.80
North Sea	24.12	80%	13.40	24.59	169%	9.13
Total	5.62	45%	3.87	5.31	45%	3.66

Average NGL Price - Per barrel
United States	$32.97	7%	$30.85	$36.36	41%	$25.75
Egypt	—	NM	52.02	76.80	72%	44.73
North Sea	70.42	24%	56.64	72.86	51%	48.32
Total	33.39	6%	31.42	37.47	42%	26.32
NM — Not Meaningful
Third-Quarter 2022 compared to Third-Quarter 2021
Crude Oil Crude oil revenues for the third quarter of 2022 totaled $1.6 billion, a $425 million increase from the comparative 2021 quarter. A 36 percent increase in average realized prices primarily drove the increase in oil revenues compared to the prior-year quarter. Crude oil revenues accounted for 72 percent of total oil and gas production revenues and 47 percent of worldwide production in the third quarter of 2022. The Company’s worldwide oil production decreased 8.3 Mb/d to 170.8 Mb/d during the third quarter of 2022 from the comparative prior-year period, primarily a result of lower production in the North Sea due to longer operational downtime as compared to the third quarter of 2021 and natural production decline across all assets. These decreases were mostly offset by increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021.
Natural Gas Gas revenues for the third quarter of 2022 totaled $413 million, a $120 million increase from the comparative 2021 quarter. A 45 percent increase in average realized prices primarily drove the increase in natural gas revenues compared to the prior-year quarter. Natural gas revenues accounted for 19 percent of total oil and gas production revenues and 37 percent of worldwide production during the third quarter of 2022. The Company’s worldwide natural gas production decreased 22.0 MMcf/d to 801.1 MMcf/d during the third quarter of 2022 from the comparative prior-year period, primarily a result of lower production in the North Sea due to longer operational downtime as compared to the third quarter of 2021, natural production decline across all assets, and the Company’s divestiture of non-core assets in the Permian Basin during the first quarter of 2022. These decreases were mostly offset by increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021.
NGL NGL revenues for the third quarter of 2022 totaled $188 million, a $22 million decrease from the comparative 2021 quarter. A 6 percent increase in average realized prices increased third-quarter 2022 NGL revenues by $13 million compared to the prior-year quarter, while 16 percent lower average daily production decreased revenues by $35 million. NGL revenues accounted for 9 percent of total oil and gas production revenues and 16 percent of worldwide production during the third quarter of 2022. The Company’s worldwide NGL production decreased 11.4 Mb/d to 61.2 Mb/d during the third quarter of 2022 from the comparative prior-year period, primarily a result of natural production decline across all assets and the Company’s divestiture of non-core assets in the Permian Basin during the first quarter of 2022.

Year-to-Date 2022 compared to Year-to-Date 2021
Crude Oil Crude oil revenues for the first nine months of 2022 totaled $5.2 billion, a $1.9 billion increase from the comparative 2021 period. A 58 percent increase in average realized prices increased oil revenues for the 2022 period by $1.9 billion compared to the prior-year period, while average daily production remained relatively flat compared to the prior-year period. Crude oil revenues accounted for 74 percent of total oil and gas production revenues and 47 percent of worldwide production for the first nine months of 2022. Crude oil prices realized during the first nine months of 2022 averaged $103.81 per barrel, compared to $65.90 per barrel in the comparative prior-year period. The Company’s worldwide oil production decreased 1.8 Mb/d to 181.1 Mb/d in the first nine months of 2022 compared to the prior-year period, primarily a result of operational downtime in the North Sea and natural production decline across all assets, offset by improved cost recovery under the merged concession agreement in Egypt ratified at the end of 2021.
Natural Gas Gas revenues for the first nine months of 2022 totaled $1.2 billion, a $395 million increase from the comparative 2021 period. A 45 percent increase in average realized prices increased natural gas revenues for the 2022 period by $370 million compared to the prior-year period, while 2 percent higher average daily production increased revenues by $25 million compared to the prior-year period. Natural gas revenues accounted for 17 percent of total oil and gas production revenues and 37 percent of worldwide production for the first nine months of 2022. Natural gas prices realized during the first nine months of 2022 averaged $5.31 per Mcf, compared to $3.66 per Mcf in the comparative prior-year period. The Company’s worldwide natural gas production increased 19 MMcf/d to 849.8 MMcf/d in the first nine months of 2022 compared to the prior-year period, primarily a result of increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021, offset by operational downtime in the North Sea and natural production decline across all assets.
NGL NGL revenues for the first nine months of 2022 totaled $640 million, a $155 million increase from the comparative 2021 period. A 42 percent increase in average realized prices increased NGL revenues for the 2022 period by $207 million compared to the prior-year period, while 8 percent lower average daily production decreased revenues by $52 million compared to the prior-year period. NGL revenues accounted for 9 percent of total oil and gas production revenues and 16 percent of worldwide production for the first nine months of 2022. NGL prices realized during the first nine months of 2022 averaged $37.47 per barrel, compared to $26.32 per barrel in the comparative prior-year period. The Company’s worldwide NGL production decreased 5.7 Mb/d to 61.9 Mb/d in the first nine months of 2022 compared to the prior-year period, primarily a result of natural production decline across all countries.
Altus Midstream Revenues
Prior to the deconsolidation of Altus on February 22, 2022, Altus Midstream services revenues generated through its fee-based contractual arrangements with the Company totaled $35 million during the third quarter of 2021 and $16 million and $99 million during the first nine months of 2022 and 2021, respectively. These revenues were eliminated upon consolidation.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes totaled $585 million and $374 million during the third quarters of 2022 and 2021, respectively, and $1.5 billion and $1.1 billion during the first nine months of 2022 and 2021, respectively. Purchased oil and gas sales were offset by associated purchase costs of $573 million and $396 million during the third quarters of 2022 and 2021, respectively, and $1.5 billion and $1.2 billion during the first nine months of 2022 and 2021, respectively. Gross purchased oil and gas sales values were higher in the third quarter and first nine months of 2022 primarily due to higher average natural gas prices during the 2022 periods.

Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Lease operating expenses	$363	$316	$1,066	$891
Gathering, processing, and transmission	94	68	269	187
Purchased oil and gas costs	573	396	1,452	1,152
Taxes other than income	74	54	222	149
Exploration	46	21	86	86
General and administrative	64	64	298	226
Transaction, reorganization, and separation	4	4	21	8
Depreciation, depletion, and amortization:
Oil and gas property and equipment	278	306	825	940
Gathering, processing, and transmission assets	4	18	10	56
Other assets	6	11	22	32
Asset retirement obligation accretion	29	29	87	85
Impairments	—	18	—	18
Financing costs, net	55	192	257	393
Total Operating Expenses	$1,590	$1,497	$4,615	$4,223
Lease Operating Expenses (LOE)
LOE increased $47 million and $175 million in the third quarter and the first nine months of 2022, respectively, from the comparative prior-year periods. On a per-unit basis, LOE increased 15 percent and 19 percent in the third quarter and the first nine months of 2022, respectively, from the comparative prior-year periods. The increase was driven by overall higher labor costs and operating costs trending with higher oil and gas prices and global inflation. These increases were coupled with overall higher workover activity in the U.S. and in the North Sea during the first nine months of 2022.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Third-party processing and transmission costs	$66	$59	$200	$163
Midstream service costs - ALTM	—	35	18	98
Midstream service costs - Kinetik	28	—	64	—
Upstream processing and transmission costs	94	94	282	261
Midstream operating expenses	—	9	5	24
Intersegment eliminations	—	(35)	(18)	(98)
Total Gathering, processing, and transmission	$94	$68	$269	$187
GPT costs increased $26 million and $82 million in the third quarter and the first nine months of 2022, respectively, from the comparative prior-year periods. Third-party processing and transmission costs increased $7 million and $37 million in the third quarter and the first nine months of 2022, respectively, from the comparative prior-year periods. The increase in third-party costs for the third quarter and the first nine months of 2022 was primarily driven by an increase in average transportation rates during the year. Costs for services provided by ALTM in the first quarter of 2022 and prior to the BCP Business Combination (as defined in the Notes to the Company’s Consolidated Financial Statements set forth in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q) totaling $18 million were eliminated in the Company’s consolidated financial statements and reflected as “Intersegment eliminations” in the table above. Subsequent to the BCP Business Combination and the Company’s deconsolidation of Altus on February 22, 2022, these midstream services continue to be provided by Kinetik Holdings Inc. (Kinetik) but are no longer eliminated. Midstream services provided by Kinetik totaled $28 million and $64 million in the third quarter and the first nine months of 2022, respectively.

Purchased Oil and Gas Costs
Purchased oil and gas costs totaled $573 million and $1.5 billion during the third quarter and the first nine months of 2022, respectively, compared to $396 million and $1.2 billion during the third quarter and the first nine months of 2021, respectively. Purchased oil and gas costs were offset by associated purchase sales of $585 million and $1.5 billion during the third quarter and the first nine months of 2022, respectively, compared to $374 million and $1.1 billion during the third quarter and the first nine months of 2021, respectively, as further discussed above.
Taxes Other Than Income
Taxes other than income increased $20 million and $73 million from the third quarter and the first nine months of 2021, respectively, primarily from higher severance taxes driven by higher commodity prices as compared to the same prior-year periods.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Unproved leasehold impairments	$16	$5	$22	$26
Dry hole expense	21	6	30	31
Geological and geophysical expense	1	4	3	6
Exploration overhead and other	8	6	31	23
Total Exploration	$46	$21	$86	$86
Exploration expenses increased $25 million from the third quarter of 2021 and remained flat compared to the first nine months of 2021. The increase during the third quarter of 2022 compared to the same prior-year period was primarily a result of higher dry hole expenses in Egypt and exploration overhead, a function of increased exploration activities.
General and Administrative (G&A) Expenses
G&A expenses remained flat compared to the third quarter of 2021 and increased $72 million from the first nine months of 2021. The increase in expenses for the first nine months of 2022 compared to the same prior-year period was primarily driven by higher cash-based stock compensation expense resulting from an increase in the Company’s stock price and anticipated achievement of performance and financial objectives as defined in the stock award plans. Higher overall wages across the Company and inflationary pressures also impacted G&A expenses compared to the prior-year period.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs remained flat compared to the third quarter of 2021 and increased $13 million from the first nine months of 2021. The increase in costs during the first nine months of 2022 compared to the same prior-year period was primarily a result of transaction costs from the BCP Business Combination.
Depreciation, Depletion, and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas properties decreased $28 million and $115 million from the third quarter and the first nine months of 2021, respectively. The Company’s DD&A rate on its oil and gas properties decreased $0.81 per boe and $1.12 per boe from the third quarter and the first nine months of 2021, respectively. The decrease on an absolute basis was driven by lower depletion rates in Egypt, partially offset by higher production volumes.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Interest expense	$74	$102	$239	$324
Amortization of debt issuance costs	1	1	7	6
Capitalized interest	—	—	(1)	—
Loss on extinguishment of debt	—	105	67	104
Interest income	(4)	(1)	(9)	(6)
Interest income from APA Corporation, net	(16)	(15)	(46)	(35)
Total Financing costs, net	$55	$192	$257	$393
Net financing costs decreased $137 million and $136 million from the third quarter and the first nine months of 2021, respectively. The lower overall interest expense was a result of the reduction of fixed-rate debt during 2021 and the first quarter of 2022. Additionally, losses incurred on the extinguishment of debt was lower during the first nine months of 2022 compared to the prior year period.
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
During the third quarter of 2022, the Company’s effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of the Energy (Oil and Gas) Profits Levy Act 2022 on July 14, 2022, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the third quarter of 2021, the Company’s effective income tax rate was primarily impacted by a loss contingency in connection with decommissioning of previously sold Gulf of Mexico properties and an increase in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, a deferred tax expense related to the remeasurement of taxes in the U.K., and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2021 year-to-date effective income tax rate was primarily impacted by a loss on offshore decommissioning contingency and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On May 26, 2022, the U.K. Chancellor announced a new tax on the profits of oil and gas companies operating in the U.K. and the U.K. Continental Shelf. On June 21, 2022, the U.K. Government published draft legislation concerning this new tax and on July 14, 2022, the Energy (Oil and Gas) Profits Levy Act 2022 was enacted, receiving Royal Assent. Under the new law, an additional levy is assessed at a 25 percent rate and is effective for the period of May 26, 2022, through December 31, 2025. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the third quarter of 2022, the Company has recorded a deferred tax expense of $230 million related to the remeasurement of the June 30, 2022 U.K. deferred tax liability.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (Corporate AMT) on applicable corporations with an average annual adjusted financial statement income that exceeds $1 billion for any three consecutive years preceding the tax year at issue. The Corporate AMT is effective for tax years beginning after December 31, 2022. The Company is continuing to evaluate the provisions of the IRA and awaits further guidance from the U.S. Treasury Department to properly assess the impact of these provisions on the Company.

The Company has recorded a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A.    RISK FACTORS
Except as set forth herein, there have been no material changes to the risk factors disclosed in Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Given the nature of its business, APA Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in APA Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, and September 30, 2022 and APA Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
RISKS RELATED TO GOVERNMENTAL REGULATION AND POLITICAL RISKS
Newly enacted U.S. tax legislation may adversely affect the Company’s financial condition and cash flows.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). Among other changes, the IRA introduced a new 15 percent corporate alternative minimum tax (Corporate AMT) for taxable years beginning after December 31, 2022 on applicable corporations with an average annual adjusted financial statement income (AFSI) that exceeds $1.0 billion for any three consecutive tax years preceding the tax year at issue. If the Company were to meet this average AFSI test, any resulting Corporate AMT liability could adversely affect the Company’s future financial results, including earnings and cash flows. Additionally, the IRA introduced a 1 percent excise tax on the fair market value of applicable stock repurchases after December 31, 2022. The impact of this provision will be dependent on the extent of any share repurchases made by the Company in future periods and could adversely affect the Company’s future financial condition and cash flows.
RISKS RELATED TO CLIMATE CHANGE
The impacts of energy transition could adversely affect the Company’s business, operating results, and financial condition.
In recent years, increasing attention has been given to corporate activities related to climate change and energy transition. This focus, together with shifting preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in:
•increased availability of, and demand for, energy sources other than oil and natural gas, including wind, solar, and hydroelectric power;
•technological advances with respect to the generation, transmission, storage, and consumption of alternative energy sources; and
•development of, and increased demand from consumers and industries for, lower-emission products and services, including electric vehicles and renewable residential and commercial power supplies, as well as more efficient products and services.
These developments could adversely impact the demand for products powered by or manufactured with hydrocarbons and the demand for the Company’s, and in turn the prices it receives for its, crude oil, natural gas, and NGL production, which could materially and adversely affect the Company’s business and financial performance.
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
In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. For example, the Railroad Commission of Texas (RRC) has been developing data associated with seismic activity, particularly such activity related to injection wells used for produced water disposal. In September 2021, the RRC began to limit saltwater disposal in the Midland Basin under what is known as a Seismic Response Action (or SAR) due to increased seismic activity.
Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. States may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events. Increased regulation and attention given to induced seismicity could also lead to greater opposition, including litigation to limit or prohibit oil and natural gas activities utilizing injection wells for produced water disposal. These developments could result in restriction of disposal wells that could have a material effect on the Company’s capital expenses and operating costs or limit production in certain areas.

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

3.3	–	Amended and Restated Bylaws of Registrant, dated March 1, 2021 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-4300).
*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
**32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101	–
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE CORPORATION

Dated:	November 3, 2022	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 3, 2022	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)