Form 10-K
period 2022-12-31
APACHE CORP
filed 2023-02-23
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2022	N/A
Number of shares of registrant’s common stock outstanding as of January 31, 2022 (100% owned by APA Corporation)	1,000
OMISSION OF CERTAIN INFORMATION
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of APA Corporation’s proxy statement relating to its 2023 annual meeting of stockholders (the APA Proxy Statement) have been incorporated by reference into Part III hereof.

i

FORWARD-LOOKING STATEMENTS AND RISKS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2022, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “goal,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
•changes in local, regional, national, and international economic conditions, including as a result of any epidemics or pandemics, such as the coronavirus disease (COVID-19) pandemic and any related variants;
•the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services, including the prices received for natural gas purchased from third parties to sell and deliver to a U.S. LNG export facility;
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
On March 1, 2021, the Company consummated a holding company reorganization (the Holding Company Reorganization), pursuant to which the Company became a direct, wholly owned subsidiary of APA, and all of the Company’s outstanding shares automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to the Company pursuant to Rule 12g-3(a) under the Exchange Act and replaced the Company as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The Holding Company Reorganization modernized APA’s operating and legal structure to more closely align with its growing international presence, making it more consistent with other companies that have affiliates operating around the globe. Refer to Note 2—Transactions with Parent Affiliate in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K for more detail.
Through APA’s website, www.apacorp.com, you can access, free of charge, electronic copies of the documents the Company files with the SEC, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to these reports. Included in the Company’s annual and quarterly reports are the certifications of its principal executive officer and its principal financial officer that are required by applicable laws and regulations. Access to these electronic filings is available as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. You may also request printed copies of the Company’s corporate charter, bylaws, or other governance documents free of charge by writing to the Company’s corporate secretary at the address on the cover of this Annual Report on Form 10-K. The Company’s reports filed with the SEC are made available on its website at www.sec.gov. From time to time, APA also posts announcements, updates, and investor information on its website in addition to copies of all recent press releases. Information on APA’s website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.
Certain properties referred to herein may be held by subsidiaries of Apache Corporation.
BUSINESS OVERVIEW
The following business overview further describes the operations and activities for the Company’s upstream exploration and production properties, by geographic region.
UPSTREAM EXPLORATION AND PRODUCTION
Operating Areas
Apache has exploration and production operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea.
The following table sets out a brief comparative summary of certain key 2022 data for each of Apache’s operating areas. Additional data and discussion are provided in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

	Production	Percentage of Total Production	Production Revenue	Year-End Estimated Proved Reserves	Percentage of Total Estimated Proved Reserves	Gross Wells Drilled	Gross Productive Wells Drilled
	(In MMboe)		(In millions)	(In MMboe)
United States	73.9	52%	$3,949	573	67%	74	74
Egypt(1)	52.8	38%	3,521	184	21%	97	82
North Sea(2)	14.4	10%	1,558	99	12%	2	2
Total	141.1	100%	$9,028	856	100%	173	158
(1)Apache’s operations in Egypt, excluding the impacts of noncontrolling interests contributed 22 percent of 2022 production and accounted for 11 percent of year-end estimated proved reserves.
(2)Sales volumes from the Company’s North Sea assets for 2022 were 14.9 MMboe. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.
United States
In 2022, Apache’s U.S. upstream oil and gas operations contributed approximately 52 percent of production, 44 percent of oil and gas revenues, and 67 percent of estimated year-end proved reserves, consistent with prior years. Apache has access to significant liquid hydrocarbons across its 3.5 million gross acres (1.7 million net acres) in the U.S., 74 percent of which are undeveloped.
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
Highlights of the Company’s operations in the U.S. include:
•Southern Midland Basin Apache holds approximately 789,000 gross acres (451,000 net acres) in the Southern Midland Basin and the Eagle Ford shale and Austin Chalk areas of southeast Texas. During 2022, the Company averaged two rigs targeting oil plays in the Wolfcamp and Spraberry formations, drilling 52 gross development wells in this basin with a 100 percent success rate.
•Delaware Basin Apache holds approximately 223,000 gross acres (127,000 net acres) in the Delaware Basin, including opportunities in the Bone Spring and other formations of Eastern New Mexico and bordering West Texas, and the Alpine High play in the southern portion of the Permian Basin, primarily in Reeves County, Texas. During 2022, the Company completed 22 gross development wells with a 100 percent success rate.
•Legacy Assets Apache holds approximately 2.5 million gross acres (1.1 million net acres) in legacy properties, of which 663,000 gross acres are in the offshore waters of the Gulf of Mexico. Consistent with the Company’s broader portfolio management efforts, certain non-strategic leasehold positions on its legacy acreage holdings provide additional monetization opportunities that continue to be evaluated.
•New Venture Assets Apache separately has undeveloped acreage positions across several states where it intends to pursue exploration interests and potential development opportunities over time.
The Company is committed to maintaining a safe, steady, and efficient level of activity as part of its three-year capital investment program. For 2023, the Company will continue to budget its capital program at levels to fund activity necessary to offset inherent declines in production and proved oil and natural gas reserves. Future rig activity levels and drilling targets will be dependent on the success of the Company’s drilling program and its ability to add reserves economically.

U.S. Marketing The Company sells its U.S. natural gas production at liquid index sales points within the U.S., at either monthly or daily index-based prices. In addition, to satisfy a delivery commitment beginning in 2023, the Company will purchase third party natural gas to sell and deliver to a U.S. LNG export facility. The tenor of the Company’s sales contracts span from daily to multi-year transactions. Natural gas is sold to a variety of customers that include local distribution, utility, and midstream companies, as well as end-users, marketers, and integrated major oil companies. Apache strives to maintain a diverse client portfolio, which is intended to reduce the concentration of credit risk.
Apache primarily markets its U.S. crude oil production to integrated major oil companies, marketing and transportation companies, and refiners based on West Texas Intermediate (WTI) pricing indices (e.g. WTI Houston, West Texas Sour (WTS), WTI Midland, or West Texas Light (WTL) Midland) and some predominately Brent related international pricing indices, adjusted for quality, transportation, and a market-reflective differential. Apache’s objective is to maximize the value of crude oil sold by identifying the best markets and most economical transportation routes available to move the product. Sales contracts are generally 30-day evergreen contracts that renew automatically until canceled by either party. These contracts provide for sales that are priced daily at prevailing market prices. Also, from time to time, the Company will enter into physical term sales contracts. These term contracts typically have a firm transportation commitment and often provide an opportunity for higher than prevailing market prices.
Apache’s U.S. NGL production is sold under contracts with prices based on Gulf Coast supply and demand conditions, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.
U.S. Delivery Commitments The Company has long-term delivery commitments for natural gas and crude oil that require Apache to deliver an average of 181 Bcf of natural gas per year for the period from 2023 through 2029, an average of 53 Bcf of natural gas per year for the period from 2030 through 2037, and an average of 5.7 MMbbls of crude oil per year for the period from 2023 through 2025, in each case, at variable, domestic and/or international, market-based pricing.
Apache currently expects to fulfill its delivery commitments with production from its proved reserves, production from continued development and/or third-party purchases. Apache may also enter into contractual arrangements to reduce its delivery commitments. The Company has not experienced any significant constraints in satisfying the committed quantities required by its delivery commitments.
For more information regarding the Company’s commitments, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contractual Obligations of this Annual Report on Form 10-K.
International
In 2022, international assets contributed 48 percent of Apache’s production and 56 percent of its oil and gas revenues. Approximately 33 percent of estimated proved reserves at year-end were located outside the U.S.
Apache has two international locations with ongoing development and production operations:
•Egypt, which includes onshore conventional assets located in Egypt’s Western Desert; and
•the North Sea, which includes offshore assets based in the U.K.
Egypt Apache has 27 years of exploration, development and operations experience in Egypt and is one of the largest acreage holders in Egypt’s Western Desert. At year-end 2022, the Company held 5.3 million gross acres in six separate concessions. The Company’s acreage is primarily held under one concession agreement that resulted from the ratification of a new merged concession agreement (MCA) with the Egyptian government, as more fully described below. Development leases within concessions currently have expiration dates ranging from 1 to 20 years, with extensions possible for additional commercial discoveries or on a negotiated basis. Approximately 68 percent of the Company’s gross acreage in Egypt is undeveloped, providing Apache with considerable exploration and development opportunities for the future.

Apache’s Egypt operations are conducted pursuant to production-sharing contracts (PSCs). Under the terms of the Company’s PSCs, the Company is the contractor partner (Contractor) with Egyptian General Petroleum Corporation (EGPC) and bears the risk and cost of exploration, development, and production activities. In return, if exploration is successful, the Contractor receives entitlement to variable physical volumes of hydrocarbons, representing recovery of the costs incurred and a stipulated share of production after cost recovery. Additionally, the Contractor’s income taxes, which remain the liability of the Contractor under domestic law, are paid by EGPC on behalf of the Contractor out of EGPC’s production entitlement. Income taxes paid to the Arab Republic of Egypt on behalf of the Contractor are recognized as oil and gas sales revenue and income tax expense and are reflected as production and estimated reserves. Because Contractor cost recovery entitlement and income taxes paid on its behalf are determined as a monetary amount, the quantities of production entitlement and estimated reserves attributable to these monetary amounts will fluctuate with commodity prices. In addition, because the Contractor income taxes are paid by EGPC, the amount of the income tax has no economic impact on Apache’s Egypt operations despite impacting Apache’s production and reserves.
On December 27, 2021, the Company announced the ratification of a new MCA with EGPC having an effective date of April 1, 2021. The MCA consolidated 98 percent of gross acreage and 90 percent of gross production under one concession agreement and refreshed the existing development lease terms for 20 years and exploration leases for 5 years. The consolidated concession has a single cost recovery pool to provide improved access to cost recovery, a fixed 40 percent cost recovery limit, and a fixed profit-sharing rate of 30 percent for all Apache production covered under the new concession.
Sinopec International Petroleum Exploration and Production Corporation (Sinopec) owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business. In conjunction with the ratification of the MCA with EGPC, Apache entered into an agreement with APA under which the historical value of existing concessions prior to ratifying the MCA was retained by Apache, with any excess value from the MCA terms being allocated to APA. In accordance with terms of the agreement, approximately 30 percent of the Company’s Egyptian operation net income and distributable cash flow, excluding Sinopec’s one-third interest, was allocated to APA during 2022.
The Company’s estimated proved reserves in Egypt are reported under the economic interest method and exclude the host country’s share of reserves. Apache’s Egypt assets, including APA and Sinopec’s noncontrolling interests, contributed 38 percent of 2022 production and 21 percent of 2022 year-end estimated proved reserves. Excluding the impacts of APA and Sinopec’s noncontrolling interests, Egypt contributed 22 percent of 2022 production and 11 percent of 2022 year-end estimated proved reserves.
In 2022, the Company drilled 66 gross development and 31 gross exploration wells in Egypt. A key component of the Company’s success has been the ability to acquire and evaluate 3-D seismic surveys that enable Apache’s technical teams to consistently high-grade existing prospects and identify new targets across multiple pay horizons in the Cretaceous, Jurassic, and deeper Paleozoic formations. The Company has completed seismic surveys covering three million acres, which has led to recent discoveries that build and enhance the Company’s drilling inventory in Egypt.
During 2022, the Company focused on several environmental initiatives in Egypt and has delivered on its 2022 upstream flaring reduction goal by flaring at least 40 percent less gas than would otherwise be flared without these initiatives, with the Company now compressing this gas into sales lines.
For 2023, the Company will continue to focus on driving efficiencies and managing costs after increasing activity under the MCA.
North Sea Apache has interests in approximately 294,000 gross acres in the U.K. North Sea. These assets contributed 10 percent of Apache’s 2022 production and approximately 11 percent of year-end estimated proved reserves.
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

During 2022, Apache averaged two rigs in the North Sea and drilled one gross development well and one gross exploration well. Production was negatively impacted by considerable planned and unplanned downtime at Beryl and Forties during 2022, improving in the fourth quarter of 2022 following completion of these maintenance activities.
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
Drilling Statistics
Worldwide in 2022, Apache drilled or participated in drilling 173 gross wells, with 158 wells (91 percent) completed as producers. Historically, Apache’s drilling activities in the U.S. have generally concentrated on exploitation and extension of existing producing fields rather than exploration. As a general matter, the Company’s operations outside of the U.S. focus on a mix of exploration and development wells. In addition to wells completed during 2022, at year-end a number of wells had not yet reached completion: 89 gross (74.2 net) in the U.S., 41 gross (40.7 net) in Egypt, and 1 gross (0.6 net) in the North Sea.
The following table shows the results of the oil and gas wells drilled and completed for each of the last three fiscal years:

	Net Exploratory			Net Development			Total Net Wells
	Productive	Dry	Total	Productive	Dry	Total	Productive	Dry	Total
2022
United States	—	—	—	40.7	—	40.7	40.7	—	40.7
Egypt	15.0	14.5	29.5	64.4	—	64.4	79.4	14.5	93.9
North Sea	1.0	—	1.0	1.0	—	1.0	2.0	—	2.0
Total	16.0	14.5	30.5	106.1	—	106.1	122.1	14.5	136.6
2021
United States	—	—	—	67.9	—	67.9	67.9	—	67.9
Egypt	10.0	14.0	24.0	28.5	1.0	29.5	38.5	15.0	53.5
North Sea	0.6	0.5	1.1	1.8	0.5	2.3	2.4	1.0	3.4
Total	10.6	14.5	25.1	98.2	1.5	99.7	108.8	16.0	124.8
2020
United States	—	—	—	46.3	0.8	47.1	46.3	0.8	47.1
Egypt	17.7	7.0	24.7	35.7	—	35.7	53.4	7.0	60.4
North Sea	0.6	1.0	1.6	4.2	0.6	4.8	4.8	1.6	6.4
Other International	—	1.5	1.5	—	—	—	—	1.5	1.5
Total	18.3	9.5	27.8	86.2	1.4	87.6	104.5	10.9	115.4

Productive Oil and Gas Wells
The number of productive oil and gas wells, operated and non-operated, in which the Company had an interest as of December 31, 2022, is set forth below:

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net
United States	8,716	5,260	881	624	9,597	5,884
Egypt	1,076	1,037	116	113	1,192	1,150
North Sea	159	116	13	8	172	124
Total	9,951	6,413	1,010	745	10,961	7,158

Domestic	8,716	5,260	881	624	9,597	5,884
Foreign	1,235	1,153	129	121	1,364	1,274
Total	9,951	6,413	1,010	745	10,961	7,158
Gross natural gas and crude oil wells included 514 wells with multiple completions.
Production, Pricing, and Lease Operating Cost Data
The following table describes, for each of the last three fiscal years, oil, NGL, and gas production volumes, average lease operating costs per boe (including transportation costs but excluding severance and other taxes), and average sales prices for each of the countries where the Company has operations:

	Production			Average Lease Operating Cost per Boe	Average Sales Price
	Oil	NGL	Gas		Oil	NGL	Gas
Year Ended December 31,	(MMbbls)	(MMbbls)	(Bcf)		(Per bbl)	(Per bbl)	(Per Mcf)
2022
United States	24.1	21.9	167.6	$10.96	$96.25	$33.47	$5.33
Egypt(1)	31.1	0.1	130.1	10.37	101.25	76.80	2.85
North Sea(2)	11.9	0.4	12.8	30.07	100.87	67.07	23.36
Total	67.1	22.4	310.5	12.75	99.39	34.62	4.97
2021
United States	27.4	24.2	192.5	$8.37	$67.37	$27.85	$3.92
Egypt(1)	25.7	0.2	96.2	11.48	70.33	48.84	2.81
North Sea(2)	13.2	0.4	14.1	26.12	69.67	54.30	12.96
Total	66.3	24.8	302.8	11.31	68.97	28.48	3.99
2020
United States	32.3	27.1	205.6	$7.39	$37.42	$11.21	$1.22
Egypt(1)	27.6	0.3	100.4	10.35	39.95	27.83	2.79
North Sea(2)	18.4	0.7	21.0	15.60	42.88	29.73	3.19
Total	78.3	28.1	327.0	9.37	39.60	11.84	1.83
(1)Includes production volumes attributable to noncontrolling interests in Egypt.
(2)Sales volumes from the Company’s North Sea assets for 2022, 2021, and 2020 were 14.9 MMboe, 16.1 MMboe, and 22.7 MMboe, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.
Gross and Net Undeveloped and Developed Acreage
The following table summarizes the Company’s gross and net acreage position as of December 31, 2022:

	Undeveloped Acreage		Developed Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres
	(In thousands)
United States	2,616	1,166	913	561
Egypt	3,589	3,589	1,711	1,661
North Sea	135	118	159	123
Total	6,340	4,873	2,783	2,345

As of December 31, 2022, Apache held 10,000 net undeveloped acres that are scheduled to expire by year-end 2023 if production is not established or the Company takes no action to extend the terms. The Company also held 118,000 and 12,000 net undeveloped acres set to expire by year-end 2024 and 2025, respectively. The Company strives to extend the terms of many of these licenses and concession areas through operational or administrative actions but cannot assure that such extensions can be achieved on an economic basis or otherwise on terms agreeable to both the Company and third parties, including governments. No oil and gas reserves were recorded on this undeveloped acreage set to expire.
Exploration concessions in the Company’s Egypt asset were extended upon ratification of the new merged concession agreement with the EGPC, and no acreage is scheduled to expire over the next three years. The Company will continue to pursue acreage extensions and access to new concessions in areas in which it believes exploration opportunities exist.
As of December 31, 2022, approximately 97 percent of U.S. net undeveloped acreage was held by production or owned as undeveloped mineral rights.
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

The following table shows proved oil, NGL, and gas reserves as of December 31, 2022, based on average commodity prices in effect on the first day of each month in 2022, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms. The total column of this table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of 6 Mcf to 1 bbl. This ratio is not reflective of the current price ratio between the two products.

	Oil	NGL	Gas	Total
	(MMbbls)	(MMbbls)	(Bcf)	(MMboe)
Proved Developed:
United States	169	153	1,128	510
Egypt(1)	108	—	400	175
North Sea	83	2	66	96
Total	360	155	1,594	781
Proved Undeveloped:
United States	16	16	189	64
Egypt(1)	9	—	1	9
North Sea	3	—	2	3
Total	28	16	192	76
Total Proved	388	171	1,786	857
(1)Includes total proved developed and total proved undeveloped reserves of 94 MMboe and 5 MMboe, respectively, attributable to noncontrolling interests in Egypt.
As of December 31, 2022, Apache had total estimated proved reserves of 388 MMbbls of crude oil, 171 MMbbls of NGLs, and 1.8 Tcf of natural gas. Combined, these total estimated proved reserves are the volume equivalent of 857 million boe, of which liquids represents approximately 65 percent. As of December 31, 2022, the Company’s proved developed reserves totaled 781 MMboe and estimated PUD reserves totaled 76 MMboe, or approximately 9 percent of worldwide total proved reserves. Apache has elected not to disclose probable or possible reserves in this filing. The Company has one field that contains 15 percent or more of its total proved reserves for the years ended December 31, 2022, 2021, and 2020.
During 2022, the Company added 34 MMboe of proved reserves through exploration and development activity. There were also upward revisions of previously estimated reserves of 75 MMboe. Upward revisions related to miscellaneous changes accounted for 5 MMboe. Engineering and performance upward revisions accounted for 70 MMboe, with the new merged concession agreement in Egypt accounting for an increase of 43 MMboe. The North Sea contributed upward revisions of 9 MMboe from well performance and reactivations in both the Beryl and Forties programs. In the United States, the Company experienced positive revisions of 18 MMboe. The Company acquired 1 MMboe of proved reserves and sold 26 MMboe of proved reserves associated with U.S. divestitures, primarily related to the Permian Basin.
The Company’s estimates of proved reserves, proved developed reserves, and PUD reserves as of December 31, 2022, 2021, and 2020, changes in estimated proved reserves during the last three years, and estimates of future net cash flows from proved reserves are contained in Note 19—Supplemental Oil and Gas Disclosures (Unaudited) in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.
Proved Undeveloped Reserves
The Company’s total estimated PUD reserves of 76 MMboe as of December 31, 2022, decreased by 9 MMboe from 85 MMboe of PUD reserves reported at year end 2021. During the year, Apache converted 20 MMboe of PUD reserves to proved developed reserves through development drilling activity. In the U.S., Apache converted 13 MMboe, with the remaining 7 MMboe in its international areas. Apache sold 0.4 MMboe of PUD reserves in the U.S. and did not acquire any PUD reserves during 2022. Apache added 14 MMboe of new PUD reserves through extensions and discoveries. Downward revisions totaled 5 MMboe, comprising 0.5 MMboe associated with engineering and interest revisions, 4 MMboe associated with revised development plans, and 0.5 MMboe associated with product prices.

During 2022, a total of approximately $215 million was spent on projects associated with proved undeveloped reserves. A portion of Apache’s costs incurred each year relate to development projects that will convert undeveloped reserves to proved developed reserves in future years. During 2022, Apache spent approximately $105 million on PUD reserve development activity in the U.S. and $110 million in the international areas. As of December 31, 2022, Apache had no material amounts of proved undeveloped reserves scheduled to be developed beyond five years from initial disclosure.
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
The estimate of reserves disclosed in this Annual Report on Form 10-K is prepared by the Company’s internal staff, and the Company is responsible for the adequacy and accuracy of those estimates. The Company engages Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) to conduct a reserves audit, which includes a review of the Company’s processes and the reasonableness of the Company’s estimates of proved hydrocarbon liquid and gas reserves. The Company selects the properties for review by Ryder Scott based primarily on relative reserve value. The Company also considers other factors such as geographic location, new wells drilled during the year and reserves volume. During 2022, the properties selected for each country ranged from 81 to 84 percent of the total future net cash flows discounted at 10 percent. These properties also accounted for 83 percent of the value of Apache’s international proved reserves and 96 percent of the value of Apache’s new wells drilled worldwide. In addition, all fields containing five percent or more of the Company’s total proved reserves volume were included in Ryder Scott’s review. The review covered 80 percent of total proved reserves on a boe basis.
The percentages of total estimated proved reserves and volumes covered by Ryder Scott’s reviews for the years 2022, 2021, and 2020 were:

	2022	2021	2020
Estimated proved reserves values	82%	83%	85%

Estimated proved reserves volumes:
United States	80%	80%	80%
Egypt	80%	80%	82%
North Sea	81%	81%	83%
Apache Worldwide	80%	80%	81%
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

ALTUS MIDSTREAM
In November 2018, Apache Midstream LLC, one of Apache’s wholly owned subsidiaries, completed a transaction with ALTM and its then wholly owned subsidiary Altus Midstream LP to create a pure-play, Permian Basin midstream C-corporation anchored by gathering, processing, and transmission assets at Alpine High. Pursuant to the agreement, Apache’s subsidiary contributed certain Alpine High midstream assets and options to acquire equity interests in five separate third-party pipeline projects to Altus Midstream LP and/or its subsidiaries. In exchange for the assets, Apache’s subsidiary received economic voting and non-economic voting shares in ALTM and limited partner interests in Altus Midstream LP, representing an approximate 79 percent ownership interest in the combined entities. As a result, Apache fully consolidated the assets and liabilities of ALTM in its consolidated financial statements, with a corresponding noncontrolling interest reflected separately.
Business Combination with BCP
On February 22, 2022, ALTM closed a previously announced transaction to combine with privately owned BCP Raptor Holdco LP (BCP and, together with BCP Raptor Holdco GP, LLC, the Contributed Entities) in an all-stock transaction, pursuant to the Contribution Agreement entered into by and among ALTM, Altus Midstream LP, New BCP Raptor Holdco, LLC (the Contributor), and BCP (the BCP Contribution Agreement). The combination created an integrated midstream company in the Texas Delaware Basin offering services for residue gas, NGLs, crude oil and water. Pursuant to the BCP Contribution Agreement, Contributor contributed all of the equity interests of the Contributed Entities (the Contributed Interests) to Altus Midstream LP, with each Contributed Entity becoming a wholly owned subsidiary of Altus Midstream LP (the BCP Business Combination).
As consideration for the contribution of the Contributed Interests, ALTM issued 50 million shares of Class C Common Stock (and Altus Midstream LP issued a corresponding number of common units) to BCP’s unitholders, which are principally funds affiliated with Blackstone and I Squared Capital. The transaction closed during the first quarter of 2022. Upon closing the transaction, the combined entity was renamed Kinetik Holdings Inc.
After the transaction closed, Apache Midstream LLC, a wholly owned subsidiary of APA, which owned approximately 79 percent of the issued and outstanding shares of ALTM common stock prior to the BCP Business Combination, owned approximately 20 percent of the issued and outstanding shares of Kinetik common stock. Subsequent to the close of the transaction, in March 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for $224 million, reducing the Company’s retained ownership percentage in Kinetik to approximately 13 percent. Upon closing the transaction, the Company no longer consolidated the assets and liabilities of ALTM in its consolidated financial statements.
MAJOR CUSTOMERS
The Company is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy-related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. During 2022, sales to EGPC accounted for approximately 15 percent of the Company’s worldwide crude oil, natural gas, and NGLs revenues. During 2021, sales to EGPC and CFE International accounted for approximately 14 percent and 10 percent, respectively, of the Company’s worldwide crude oil, natural gas, and NGLs revenues. During 2020, sales to EGPC and Vitol accounted for approximately 17 percent and 14 percent, respectively, of the Company’s worldwide crude oil, natural gas, and NGLs revenues.
Management does not believe that the loss of any one of these customers would have a material adverse effect on the results of operations.
OFFICES
The Company’s principal executive offices are located at One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400. As of year-end 2022, the Company maintained offices in Midland, Texas; Houston, Texas; Cairo, Egypt; and Aberdeen, Scotland. Apache’s primary office space is leased. The current lease on the Company’s principal executive offices runs through December 31, 2024. The Company plans to move its principal executive offices in 2024 to One Briarlake Plaza in Houston, Texas, under an existing lease that expires on December 31, 2038, subject to the lessee’s option to extend the term by up to 20 years. For information regarding the Company’s obligations under its office leases, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contractual Obligations and Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

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
ADDITIONAL INFORMATION ABOUT THE COMPANY
Response Plans and Available Resources
Apache and its wholly owned subsidiary, Apache Deepwater LLC (ADW), developed oil spill response plans (the Plans) for their respective offshore operations in the Gulf of Mexico and the North Sea, which ensure rapid and effective responses to spill events that may occur on such entities’ operated properties. Emergency preparedness drills are conducted to measure and maintain the effectiveness of the Plans.
Apache is a member of Oil Spill Response Limited (OSRL), a large international oil spill response cooperative, which entitles any affiliated entity worldwide to access OSRL’s services. Apache also has a contract for response resources and services with National Response Corporation (NRC). NRC is the world’s largest commercial Oil Spill Response Organization and is the global leader in providing end-to-end environmental, industrial, and emergency response solutions with operating bases in 13 countries. OSRL maintains aircraft available for global dispersant application and has a number of active recovery boom systems that can be used for offshore, nearshore, or shoreline responses. In addition to the services and equipment provided to all members of OSRL, the Company maintains membership to supplementary services from OSRL, including the U.K. Continental Shelf (UKCS) Aerial Surveillance, OSPRAG Capping Stack, and Dispersant Stockpile, providing equipment and services specifically tailored for an emergency response in the North Sea.
In the event of a spill in the Gulf of Mexico, Clean Gulf Associates (CGA) is the primary oil spill response association available to Apache and ADW. Both Apache and ADW are members of CGA, a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico. CGA was created to provide a means of effectively staging response equipment and providing immediate spill response for its member companies’ operations in the Gulf of Mexico. CGA was created to provide a means of effectively staging response equipment and to provide spill response capability for its member companies operating in the Gulf of Mexico. CGA equipment includes skimming vessels, barges, boom, and dispersants.
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
RISKS RELATED TO PRICING, DEMAND, AND PRODUCTION FOR CRUDE OIL, NATURAL GAS, AND NGLs
Global pandemics have previously, may continue to, and may in the future adversely impact the Company’s business, financial condition, and results of operations, the global economy, and the demand for and prices of oil, natural gas, and NGLs.
Global pandemics and the actions taken by third parties, including, but not limited to, governmental authorities, businesses, and consumers, in response to such pandemics, including the COVID-19 pandemic, have previously adversely impacted and may from time to time in the future adversely impact the global economy, resulting in significant volatility in the global financial markets. Previous business closures, restrictions on travel, “stay-at-home” or “shelter-in-place” orders, and other restrictions on movement within and among communities significantly reduced demand for, and the prices of, oil, natural gas, and NGLs, and such restrictions may be continued or reintroduced at any time. A continued, prolonged period or a renewed period of reduced demand, the failure to timely distribute or the ineffectiveness of or reluctance or refusal of individuals to take any vaccines, the failure to develop or reformulate adequate treatments, including due to the emergence of new variants, and other adverse impacts from a pandemic may materially adversely affect the Company’s business, financial condition, cash flows, and results of operations. Actual results will depend on future events, which the Company cannot predict, including the scope, duration, and potential reoccurrence of any such pandemic, the emergence and impact of variants, the distribution and effectiveness of, and individual willingness to take, vaccines, therapeutics, and treatments, the demand for, and the prices of, oil, natural gas, and NGLs, and the actions taken by third parties in response to any of the foregoing.
The Company’s operations rely on its workforce having access to its wells, platforms, structures, offices, and facilities. If a significant portion of the Company’s workforce cannot effectively perform their responsibilities, whether resulting from a lack of physical or virtual access, quarantines, illnesses, governmental actions or restrictions (including vaccine mandates and the reactions thereto), or other restrictions or adverse impacts resulting from a pandemic, the Company’s business, financial condition, cash flows, and results of operations may be materially adversely affected.
Crude oil, natural gas, and NGL prices and their volatility could adversely affect the Company’s operating results.
The Company’s revenues, operating results, and future rate of growth depend highly upon the prices it receives for its sales of crude oil, natural gas, and NGL products. Historically, the markets for these commodities have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2022 ranged from a high of $123.64 per barrel to a low of $71.05 per barrel, and the NYMEX daily settlement price for the prompt month natural gas contract in 2022 ranged from a high of $9.85 per MMBtu to a low of $3.46 per MMBtu. The market prices for crude oil, natural gas, and NGLs depend on factors beyond the Company’s control. These factors include demand, which fluctuates with changes in market and economic conditions, and other factors, including:
•worldwide and domestic supplies and/or inventories of crude oil, natural gas, and NGLs;
•actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC members that participate in OPEC initiatives (OPEC+);
•political conditions and events (including instabilities, changes in governments, or armed conflicts) in oil and gas producing regions;
•the occurrence of global events, such as epidemics or pandemics (including, specifically, the COVID-19 pandemic), and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;
•the price and level of imported foreign or exported domestic crude oil, natural gas, and NGLs, including as a result of the availability of facilities that process, import, or export such products;
•increasing inflationary pressure;
•the price and availability of alternative fuels, including coal and biofuels;

•increased competitiveness of, and demand for, alternative energy sources;
•technological advances affecting energy supply and energy consumption, including those that alter fuel choices;
•the availability of pipeline capacity and infrastructure;
•the availability of crude oil transportation and refining capacity;
•weather conditions;
•the impact of political pressure and the influence of environmental groups and other stakeholders on decisions and policies related to the industries in which the Company and its affiliates operate, including with respect to environmental, social, and governance matters;
•domestic and foreign governmental regulations and taxes, including legislative, regulatory, and policy changes or initiatives to address the impacts of global climate change, hydraulic fracturing, methane emissions, flaring, or water disposal; and
•the overall economic environment.
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
•causing the Company to delay or postpone some of its capital projects or reallocate capital to different projects or regions;
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
The Company’s ability to sell crude oil, natural gas, or NGLs, receive market prices for these commodities, and/or meet volume commitments under transportation services agreements may be adversely affected by pipeline and gathering system capacity constraints, the inability to procure and resell volumes economically, and various transportation interruptions.
A portion of the Company’s crude oil, natural gas, and NGL production in any region may be interrupted, limited, or shut in from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, cyberattacks or terrorist events, or capital constraints that limit the ability of third parties to construct gathering systems, processing facilities, or interstate pipelines to transport the Company’s production. Additionally, the Company may voluntarily curtail production in response to market conditions. If a substantial amount of the Company’s production is interrupted or curtailed at the same time, it could temporarily adversely affect the Company’s cash flows. Further, if the Company is unable to procure and resell third-party volumes at or above a net price that covers the cost of transportation, the Company’s cash flows could be adversely affected.

The Company has previously not realized, and may in the future not realize, an adequate return on wells that it drills.
Drilling for oil and gas involves numerous risks, including the risk that the Company will not encounter commercially productive oil or gas reservoirs. The wells the Company drills or participates in may not be productive, and the Company may not recover all or any portion of its investment in those wells. Management has previously determined, and may in the future determine, that future or further drilling or development activities will not, or are unlikely to, occur for a well or reservoir based on drilling results, current or future estimated commodity prices or demand for oil, natural gas, and NGLs, or other information, including drilling results in, or information related to, adjacent or nearby geographic areas or similar geologies or reservoirs. The seismic data and other technologies that the Company uses do not allow it to know conclusively prior to drilling a well that crude or natural gas is present or may be produced economically. The costs of drilling, completing, and operating wells are often uncertain, and drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors, including, but not limited to, unexpected drilling conditions; pressure or irregularities in formations; equipment failures or accidents; fires, explosions, blowouts, and surface cratering; marine risks, such as capsizing, collisions, and hurricanes; other adverse weather conditions; and increases in the cost of or shortages or delays in the availability of drilling rigs, equipment, and labor.
Future drilling activities may not be successful, and, if unsuccessful, such failure could have an adverse effect on the Company’s future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. Exploration costs and dry hole expenses incurred by the Company during the reporting period are further discussed in this Annual Report on Form 10-K and reflected in the consolidated financial statements included herein.
The Company’s commodity price risk management and trading activities may prevent it from benefiting fully from price increases and may expose it to other risks.
To the extent that the Company engages in price risk management activities to protect itself from commodity price declines, the Company may be prevented from realizing the benefits of price increases above the levels of the derivative instruments used to manage price risk. In addition, the Company’s hedging arrangements may expose it to the risk of financial loss in certain circumstances, including instances in which the Company’s production falls short of the hedged volumes, there is a widening of price-basis differentials between delivery points for the Company’s production and the delivery point assumed in the hedge arrangement, the counterparties to the Company’s hedging or other price risk management contracts fail to perform under those arrangements, or an unexpected event materially impacts commodity prices.
RISKS RELATED TO OPERATIONS AND DEVELOPMENT PROJECTS
The Company’s operations involve a high degree of operational risk, particularly risk of personal injury, damage to or loss of equipment, and environmental accidents.
The Company’s operations are subject to hazards and risks inherent in the drilling, production, and transportation of crude oil, natural gas, and NGLs, including well blowouts, explosions, fires, and cratering; pipeline or other facility ruptures and spills; formations with abnormal pressures; equipment malfunctions; hurricanes, major storms, and cyclones, which could affect the Company’s operations in areas such as on and offshore the Gulf Coast and the North Sea, and other natural and anthropogenic disasters and weather conditions; and surface spillage and surface or ground water contamination from petroleum constituents, saltwater, or hydraulic fracturing chemical additives.
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
There are numerous uncertainties inherent in estimating crude oil, natural gas, and NGL reserves and their value. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, natural gas, and NGLs that cannot be measured in an exact manner. Because of the high degree of judgment involved, the accuracy of any reserve estimate is inherently imprecise and a function of the quality of available data and the engineering and geological interpretation. The Company’s reserves estimates are based on 12-month average prices, except where contractual arrangements exist; therefore, reserves quantities will change when actual prices increase or decrease. In addition, results of drilling, testing, and production may substantially change the reserve estimates for a given reservoir over time. The estimates of the Company’s proved reserves and estimated future net revenues also depend on a number of factors and assumptions that may vary considerably from actual results, including historical production from the area compared with production from other areas, the effects of regulations by governmental agencies, including changes to severance and excise taxes, future operating costs and capital expenditures, and workover and remediation costs.
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
The distressed financial conditions of the Company’s partners and the purchasers of the Company’s products or assets have had and could have an adverse impact on the Company in the event they are unable to reimburse the Company for their share of costs or to pay the Company for the products or services the Company provides.
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
From time to time the Company divests noncore or nonstrategic domestic and international assets. The agreements relating to these transactions contain provisions pursuant to which liabilities related to past and future operations have been allocated between the parties by means of liability assumptions, indemnities, escrows, trusts, bonds, letters of credit, and similar arrangements. One of the most significant of these liabilities involves the decommissioning of wells and facilities previously owned by the Company. One or more of the counterparties in these transactions could fail to perform its obligations under these agreements as a result of financial distress. In the event that any such counterparty becomes the subject of a case or proceeding under Title 11 of the United States Code or any other relevant insolvency law or similar law (which are collectively referred to as Insolvency Laws), the counterparty may not perform its obligations under the agreements related to these transactions. In that case, the Company’s remedy in the proceeding would be a claim for damages for the breach of the contractual arrangements, which may be either a secured claim or an unsecured claim depending on whether or not the Company has collateral from the counterparty for the performance of the obligations. Resolution of the Company’s claim for damages in such a proceeding may be delayed, and the Company may be forced to use available cash to cover the costs of the obligations assumed by the counterparties under such agreements should they arise, pending final resolution of the proceeding.
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
For additional information regarding Apache’s prior Gulf of Mexico properties and the bankruptcy of the purchaser of those properties, see the information set forth under “Potential Decommissioning Obligations on Sold Properties” in Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Item 15 of this Annual Report on Form 10-K.
The Company does not always control decisions made under joint operating agreements or joint ventures, and the parties to such agreements or ventures may fail to meet their obligations.
The Company conducts many of its exploration and production (E&P) operations through joint operating agreements or joint ventures with other parties. The Company may not control decisions made under such agreements or ventures, either because it does not have a controlling interest in the venture or is not an operator under the agreement. There is risk that the other parties to these arrangements may have economic, business, or legal interests or goals that are inconsistent with the Company’s, and, therefore, decisions may be made that the Company does not believe are in its best interest. Moreover, parties to such agreements or ventures may be unable to meet their economic or other obligations, and the Company may be required to fulfill those obligations alone. In either case, the value of the investment and the Company’s business and financial condition may be adversely affected.
RISKS RELATED TO CAPITAL MARKETS
A downgrade in the Company’s credit rating could negatively impact its cost of and ability to access capital.
The Company receives debt ratings from the major credit rating agencies in the U.S. Factors that may impact the Company’s credit ratings include its debt levels, planned asset purchases or sales, and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, product mix, commodity pricing levels, and other factors are also considered by the rating agencies. A ratings downgrade could adversely impact the Company’s ability to access debt markets in the future and increase the cost of future debt. During 2022, the Company’s credit rating was affirmed by Moody’s as Ba1/Positive and by Standard and Poor’s as BB+/Positive. Past ratings downgrades have required, and any future downgrades may require, the Company to post letters of credit or other forms of collateral for certain obligations.
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

APA Corporation’s syndicated credit facilities currently mature in April 2027. There is no assurance of the terms upon which potential lenders under future agreements will make loans or other extensions of credit available to APA, the Company, or APA’s other subsidiaries or the composition of such lenders.
Actions by advocacy groups to advance climate change and energy transition initiatives, unfavorable ESG ratings, and funding limitation initiatives may lead to negative investor and public sentiment toward the Company and to the diversion of capital from companies in the oil and gas industry, which could negatively impact the Company’s access to and costs of capital or the market for the Company’s securities.
Organizations that provide information to investors on corporate governance and related matters have developed ratings for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform and advise their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor and public sentiment toward the Company, which may cause the market for the Company’s securities to be negatively impacted.
In addition, a number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to influence change in the business strategies in oil and gas companies, including through the investment and voting practices of investment advisers, public pension funds, universities, and other members of the investing community. These activities include increasing attention and demands for action related to climate change and energy transition matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of investments in the oil and gas industry, as well as pressuring lenders and other financial services companies to limit or curtail activities with oil and gas companies. If investors or financial institutions shift funding away from companies in the oil and gas industry, the Company’s access to and costs of capital or the market for the Company’s securities may be negatively impacted.
RISKS RELATED TO FINANCIAL RESULTS
Future economic conditions in the U.S. and international markets may materially adversely impact the Company’s operating results.
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
On May 26, 2022, the U.K. Chancellor of the Exchequer announced a new tax (the Energy Profits Levy) on the profits of oil and gas companies operating in the U.K. and the U.K. Continental Shelf. Under the new law, an additional levy is assessed at a 25 percent rate and is effective for the period of May 26, 2022, through December 31, 2025. On November 17, 2022, the U.K. Chancellor of the Exchequer announced in the Autumn Statement 2022 further changes to the Energy Profits Levy, increasing the levy assessed from a 25 percent rate to a 35 percent rate, effective for the period of January 1, 2023, through March 31, 2028. On November 22, 2022, the U.K. Government published draft legislation to implement this change, among other provisions, and on January 10, 2023, the Finance Act 2023 was enacted, receiving Royal Assent. The impact of this tax could adversely affect the Company’s future financial condition and cash flows.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). Among other changes, the IRA introduced a new 15% corporate alternative minimum tax (Corporate AMT) for taxable years beginning after December 31, 2022 on applicable corporations with an average annual adjusted financial statement income (AFSI) that exceeds $1.0 billion for any three consecutive tax years preceding the tax year at issue. If the Company were to meet this average AFSI test, any resulting Corporate AMT liability could adversely affect the Company’s future financial results, including earnings and cash flows.
RISKS RELATED TO CLIMATE CHANGE
The impacts of energy transition could adversely affect the Company’s business, operating results, and financial condition.
In recent years, increasing attention has been given to corporate activities related to climate change and energy transition. This focus, together with shifting preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in increased availability of, and demand for, energy sources other than oil and natural gas, including wind, solar, and hydroelectric power; technological advances with respect to the generation, transmission, storage, and consumption of alternative energy sources; and development of, and increased demand from consumers and industries for, lower-emission products and services, including electric vehicles and renewable residential and commercial power supplies, as well as more energy-efficient products and services.
These developments could adversely impact the demand for products powered by or manufactured with hydrocarbons and the demand for the Company’s, and in turn the prices it receives for its, crude oil, natural gas, and NGL products, which could materially and adversely affect the Company’s business and financial performance.
Changes to existing regulations related to emissions and the impact of any changes in climate could adversely impact the Company’s business.
Certain countries where the Company operates, including the U.K., either tax or assess some form of greenhouse gas (GHG) related fees on the Company’s operations. Exposure has not been material to date, although a change in existing regulations could adversely affect the Company’s cash flows and results of operations. Additionally, there has been discussion in other countries where the Company operates, including the U.S., regarding legislation or regulation of GHGs, including to monitor and limit existing emissions of GHGs and to restrict or eliminate future emissions. Moreover, in January 2021, the

President issued an executive order that commits to substantial action on climate change, calling for, among other things, the elimination of subsidies provided to the fossil fuel industry and increased emphasis on climate-related risk across governmental agencies and economic sectors.
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
Enhanced focus on ESG matters could have an adverse effect on the Company’s operations.
Enhanced focus on ESG matters related to, among other things, concerns raised by advocacy groups about climate change, hydraulic fracturing, waste disposal, oil spills, and explosions of natural gas transmission pipelines may lead to increased regulatory review, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines, and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens, increased risk of litigation, and adverse impacts on the Company’s access to capital. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance, and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits the Company requires to conduct its operations to be withheld, delayed, or burdened by requirements that restrict the Company’s ability to profitably conduct its business.
The Company’s estimates used in various scenario planning analyses could differ materially from actual results and could expose the Company to new or additional risks.
In 2021, the Company undertook a scenario planning analysis in alignment with recommendations of the Financial Stability Board’s Taskforce on Climate-related Financial Disclosures (TCFD). This expanded climate-focused scenario planning framework included forecasts of future demand and pricing in energy markets, as well as changes in government regulations and policy. Given the dynamic nature of the Company’s business, the Company generally performs annual scenario analyses with five-year time horizons. When analyzing longer-term TCFD scenarios, the Company relies on external analysis for demand scenarios, carbon pricing, and comparison-pricing scenarios, which are then compared to the Company’s internally prepared base-case pricing analysis averaged out to 2040. Given the numerous estimates that are required to run these scenarios, the Company’s estimates could differ materially from actual results. Additionally, by electing to set and share publicly these metrics in the Company’s sustainability report and the Company’s commitment to expand upon its disclosures, the Company’s business may also face increased scrutiny related to ESG initiatives. As a result, the Company could damage its reputation if it fails to act responsibly in the areas in which it reports. Any harm to the Company’s reputation resulting from setting these metrics, expanding its disclosures, or its failure or perceived failure to meet such metrics or disclosures could adversely affect the Company’s business, financial performance, and growth.
The Company operates in Gulf Coast wetlands, which face threats from climate change and human activities.
A changing climate creates uncertainty and could result in broad changes, both physical and financial, to the areas in which the Company operates, including Gulf Coast wetlands. For several decades, the State of Louisiana has lost an estimated 20 square miles of wetlands per year, due to natural processes of subsidence, saltwater intrusion, and shoreline erosion, as well as human activities, such as levee construction along the Mississippi River and the dredging of navigation canals. A possible result of climate change is more frequent and more severe weather events, such as hurricanes and major flooding events. The risk of increased or more severe hurricanes or flooding events along or near the Gulf Coast could increase the Company’s costs to repair damaged facilities and restore production. Additionally, federal, state, and local laws and regulations may impose numerous obligations applicable to the Company’s operations, including: (i) the limitation or prohibition of certain activities on wetlands; (ii) the imposition of substantial liabilities for pollution resulting from operations; (iii) the reporting of the types and quantities of various substances that are generated, stored, processed, or released in connection with protected properties; and

(iv) the installation of costly emission monitoring and/or pollution control equipment. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, or criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of the Company’s operations. In addition, the Company may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt the Company’s operations or specific projects and limit its growth and revenue.
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
Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells, and allow the state to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. States may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events. Increased regulation and attention given to induced seismicity could also lead to greater opposition, including litigation to limit or prohibit oil and natural gas activities utilizing injection wells for produced water disposal. These developments could result in restriction of disposal wells that could have a material effect on the Company’s capital expenses and operating costs or limit production in certain areas.
RISKS RELATED TO INTERNATIONAL OPERATIONS
International operations have uncertain political, economic, and other risks.
The Company’s operations outside the U.S. are based primarily in Egypt and the U.K. On a barrel equivalent basis, approximately 47 percent of the Company’s 2022 production was outside the U.S., and approximately 32 percent of the Company’s estimated proved oil and gas reserves as of December 31, 2022, were located outside the U.S. As a result, a significant portion of the Company’s production and resources are subject to the increased political and economic risks and other factors associated with international operations, including, but not limited to:
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
Deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, expropriation of the Company’s assets or resource nationalization, and/or forced renegotiation or modification of the Company’s existing contracts with Egyptian General Petroleum Corporation (EGPC), or threats or acts of terrorism could materially and adversely affect the Company’s business, financial condition, and results of operations. The Company’s operations in Egypt, excluding the impacts of noncontrolling interests, contributed 22 percent of the Company’s 2022 production and accounted for 11 percent of the Company’s year-end estimated proved reserves and 22 percent of the Company’s estimated discounted future net cash flows.
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
The following discussion relates to Apache Corporation (Apache or the Company) and its consolidated subsidiaries and should be read together in conjunction with the Company’s Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K, and the risk factors and related information set forth in Part I, Item 1A and Part II, Item 7A of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K are incorporated by reference to “Management’s Narrative Analysis of Results of Operations” in Part II, Item 7 of Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed with the SEC on February 22, 2022).
On March 1, 2021, Apache consummated a holding company reorganization (the Holding Company Reorganization), pursuant to which Apache became a direct, wholly owned subsidiary of APA Corporation (APA), and all of the Company’s outstanding shares automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to the Company pursuant to Rule 12g-3(a) under the Exchange Act and replaced the Company as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The Holding Company Reorganization modernized APA’s operating and legal structure, making it more consistent with other companies that have affiliates operating around the globe. Refer to Note 2—Transactions with Parent Affiliate in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K for more detail.
Overview
Apache, a direct, wholly owned subsidiary of APA, is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids (NGLs). The Company’s upstream business currently has exploration and production operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). Prior to the BCP Business Combination defined below, the Company’s midstream business was operated by Altus. Altus owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas.
Apache believes energy underpins global progress, and the Company wants to be a part of the conversation and solution as society works to meet growing global demand for reliable and affordable energy. Apache strives to meet those challenges while creating value for all its stakeholders.
Early in 2020, impacts of the coronavirus disease 2019 (COVID-19) pandemic and related governmental actions began to exert significant downward pressure on crude oil and natural gas prices. Since that time, commodity prices worldwide have largely rebounded; however, uncertainties in the global supply chain, commodity prices, and financial markets, including the impact of inflation, rising interest rates, and the conflict in Ukraine continue to impact oil supply and demand. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to maintain a balanced asset portfolio; (2) to invest for long-term returns over production growth; and (3) to budget conservatively to generate cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders. The Company continues to aggressively manage its cost structure regardless of the oil price environment and closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process.
During 2022, the Company reported net income of $3.5 billion compared to net income of $1.1 billion in 2021. Net income in 2022 benefited from higher commodity prices and increased revenues attributable to a new merged concession agreement in Egypt. The increase in realized prices was primarily driven by the effects of global inflation, the conflict in Ukraine on global commodity prices, and uncertainties around spare capacity and energy security globally.
The Company generated $4.9 billion of cash from operating activities in 2022, which was $1.3 billion, or 38 percent, higher than the prior year. Apache’s higher operating cash flows for 2022 were driven by higher crude oil and natural gas prices and associated revenues. Since year-end 2021, the Company has reduced its total outstanding debt and redeemable preferred interests by $2.6 billion and $712 million, respectively, through the deconsolidation of ALTM and the retirement of outstanding notes and debentures.

Operational Highlights
Key operational highlights for the year include:
United States
•Daily boe production from the Company’s U.S. assets, which decreased 12 percent from the prior year end, accounted for 52 percent of its total worldwide production during 2022. During 2022, the Company averaged 4 drilling rigs in the U.S., averaging 2 rigs each in the Southern Midland Basin and Delaware Basin assets. The Company’s core Midland Basin development program is expected to represent key growth areas for the U.S. assets.
International
•In December 2021, the Egyptian President signed and ratified the previously announced agreement with the Egyptian Ministry of Petroleum and the Egyptian General Petroleum Corporation (EGPC) to modernize the terms of the majority of the Company’s production-sharing contracts, having an effective date of April 1, 2021. The new merged concession agreement (MCA) consolidated 98 percent of gross acreage and 90 percent of gross production under one concession agreement and refreshes the existing development lease terms for 20 years and exploration leases for 5 years. The consolidated concession has a single cost recovery pool that provides improved access to cost recovery, a fixed 40 percent cost recovery limit, and a fixed profit-sharing rate of 30 percent for all the Company’s production covered under the new concession. The changes also simplify the contractual relationship with EGPC, facilitate recovery of prior investment, and update day-to-day operational governance. Sinopec International Petroleum Exploration and Production Corporation (Sinopec) owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business, and a portion of the remaining net income and distributable cash flow is allocated to APA in accordance with the terms of the agreement.
•Egypt gross equivalent production decreased 1 percent and net production increased 26 percent from 2021, primarily a function of improved cost recovery under the new merged concession agreement ratified at the end of 2021. The Company continues to build and enhance its drilling inventory in Egypt, supplemented with recent seismic acquisitions and new play concept evaluations on both new and existing acreage. The Company continues to increase drilling and workover activity as a result of the merged concession agreement. Egypt production growth is building on improvements in new well connections and recompletion activity.
•During 2022, the Company focused on several environmental initiatives in Egypt and has delivered on its 2022 upstream flaring reduction goal by flaring at least 40 percent less gas than would otherwise be flared without these initiatives, with the Company now compressing this gas into sales lines.
•The North Sea maintained two drilling rigs during 2022. Production was negatively impacted by considerable planned and unplanned downtime at Beryl and Forties during the third quarter of 2022, improving in the fourth quarter of 2022 following completion of these maintenance activities.
For a more detailed discussion related to the Company’s various geographic segments, refer to “Upstream Exploration and Production Properties—Operating Areas” set forth in Part I, Item 1 and 2 of this Annual Report on Form 10-K.

Acquisition and Divestiture Activity
Over the Company’s history, it has repeatedly demonstrated the ability to capitalize quickly and decisively on changes in its industry and economic conditions. A key component of this strategy is to continuously review and optimize Apache’s portfolio of assets in response to these changes. Most recently, the Company has completed a series of acquisitions and divestitures designed to enhance the Company’s portfolio and monetize nonstrategic assets in order to allocate resources to more impactful exploration and development opportunities. These acquisitions and divestitures during 2022 include:
•BCP Business Combination On February 22, 2022, ALTM closed a transaction to combine with privately owned BCP Raptor Holdco LP (BCP and, together with BCP Raptor Holdco GP, LLC, the Contributed Entities) in an all-stock transaction, pursuant to the Contribution Agreement entered into by and among ALTM, Altus Midstream LP, New BCP Raptor Holdco, LLC (the Contributor), and BCP (the BCP Contribution Agreement). Upon closing the transaction, the combined entity was renamed Kinetik Holdings Inc. (Kinetik). As consideration for the contribution of the Contributed Interests, ALTM issued 50 million shares of Class C Common Stock (and Altus Midstream LP issued a corresponding number of common units) to BCP’s unitholders.
ALTM’s stockholders continued to hold their existing shares of ALTM common stock. Apache Midstream LLC, a wholly owned subsidiary of APA, which owned approximately 79 percent of the issued and outstanding shares of ALTM common stock prior to the BCP Business Combination, owned approximately 20 percent of the issued and outstanding shares of Kinetik common stock after the transaction closed. The Company deconsolidated ALTM upon closing the transaction and recognized a gain of approximately $609 million that reflects the difference of the Company’s share of ALTM’s deconsolidated balance sheet and the fair value of its 20 percent retained ownership in the combined entity.
Subsequent to the close of the transaction, in March 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for $224 million, reducing the Company’s retained ownership percentage in Kinetik to approximately 13 percent.
•Delaware Basin Divestitures During 2022, the Company completed a previously announced transaction to sell certain non-core mineral rights in the Delaware Basin, for total cash proceeds of $726 million.
•U.S. Leasehold Acquisitions During 2022, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $37 million.
•U.S. Leasehold Divestitures & Other During 2022, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $52 million.
For detailed information regarding Apache’s acquisitions and divestitures, refer to Note 3—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
The Company’s production revenues and respective contribution to total revenues by country are as follows:

	For the Year Ended December 31,
	2022		2021		2020
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Oil Revenues:
United States	$2,323	35%	$1,850	40%	$1,209	39%
Egypt(1)	3,145	47%	1,806	40%	1,102	35%
North Sea	1,232	18%	929	20%	795	26%
Total(1)	$6,700	100%	$4,585	100%	$3,106	100%

Natural Gas Revenues:
United States	$894	58%	$754	62%	$251	42%
Egypt(1)	370	24%	270	23%	280	47%
North Sea	281	18%	183	15%	67	11%
Total(1)	$1,545	100%	$1,207	100%	$598	100%

NGL Revenues:
United States	$732	93%	$673	95%	$304	91%
Egypt(1)	6	1%	9	1%	8	3%
North Sea	45	6%	24	4%	21	6%
Total(1)	$783	100%	$706	100%	$333	100%

Oil and Gas Revenues:
United States	$3,949	44%	$3,277	50%	$1,764	44%
Egypt(1)	3,521	39%	2,085	32%	1,390	34%
North Sea	1,558	17%	1,136	18%	883	22%
Total(1)	$9,028	100%	$6,498	100%	$4,037	100%
(1)Includes revenues attributable to noncontrolling interests in Egypt.

Production
The following table presents production volumes by country:

	For the Year Ended December 31,
	2022	Increase (Decrease)	2021	Increase (Decrease)	2020
Oil Volumes – b/d:
United States(5)	66,142	(12)%	75,205	(15)%	88,249
Egypt(3)(4)	85,081	21%	70,349	(7)%	75,384
North Sea	32,578	(10)%	36,265	(28)%	50,386
Total	183,801	1%	181,819	(15)%	214,019

Natural Gas Volumes – Mcf/d:
United States(5)	459,123	(13)%	527,461	(6)%	561,731
Egypt(3)(4)	356,327	35%	263,653	(4)%	274,175
North Sea	35,327	(8)%	38,565	(33)%	57,464
Total	850,777	3%	829,679	(7)%	893,370

NGL Volumes – b/d:
United States(5)	59,887	(10)%	66,232	(11)%	74,136
Egypt(3)(4)	196	(63)%	531	(30)%	754
North Sea	1,111	(7)%	1,199	(38)%	1,936
Total	61,194	(10)%	67,962	(12)%	76,826

BOE per day:(1)
United States(5)	202,549	(12)%	229,348	(10)%	256,007
Egypt(3)(4)	144,665	26%	114,821	(6)%	121,834
North Sea(2)	39,577	(10)%	43,892	(29)%	61,899
Total	386,791	—%	388,061	(12)%	439,740
(1)The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(2)Average sales volumes from the North Sea were 40,812 boe/d, 44,179 boe/d, and 62,157 boe/d for 2022, 2021, and 2020, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.
(3)Gross oil, natural gas, and NGL production in Egypt were as follows:

	2022	2021	2020
Oil (b/d)	137,260	134,711	164,104
Natural Gas (Mcf/d)	555,562	586,663	641,069
NGL (b/d)	297	854	1,429
(4)Includes net production volumes per day attributable to noncontrolling interests in Egypt of:

	2022	2021	2020
Oil (b/d)	45,216	23,504	25,206
Natural Gas (Mcf/d)	189,339	88,409	91,540
NGL (b/d)	104	177	251
(5)Production volumes per day in the Company’s Alpine High field were as follows:

	2022	2021	2020
Oil (b/d)	777	1,485	2,718
Natural Gas (Mcf/d)	192,253	258,096	274,279
NGL (b/d)	18,362	22,950	24,942

Pricing
The following table presents pricing information by country:

	For the Year Ended December 31,
	2022	Increase (Decrease)	2021	Increase (Decrease)	2020
Average Oil Price - Per barrel:
United States	$96.25	43%	$67.37	80%	$37.42
Egypt	101.25	44%	70.33	76%	39.95
North Sea	100.87	45%	69.67	62%	42.88
Total	99.39	44%	68.97	74%	39.60

Average Natural Gas Price - Per Mcf:
United States	$5.33	36%	$3.92	221%	$1.22
Egypt	2.85	1%	2.81	1%	2.79
North Sea	23.36	80%	12.96	306%	3.19
Total	4.97	25%	3.99	118%	1.83

Average NGL Price - Per barrel:
United States	$33.47	20%	$27.85	148%	$11.21
Egypt	76.80	57%	48.84	75%	27.83
North Sea	67.07	24%	54.30	83%	29.73
Total	34.62	22%	28.48	141%	11.84
Crude Oil Prices A substantial portion of the Company’s crude oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of the Company’s control. Average realized crude oil prices for 2022 were up 44 percent compared to 2021, a direct result of the rising benchmark oil prices over the past year. Crude oil prices realized in 2022 averaged $99.39 per barrel.
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
Natural Gas Prices Natural gas, which currently has a limited global transportation system, is subject to price variances based on local supply and demand conditions. The Company’s primary markets include North America, Egypt, and the U.K. An overview of the market conditions in the Company’s primary gas-producing regions follows:
•The Company sells its U.S. natural gas production at liquid index sales points within the U.S., at either monthly or daily index-based prices. The Company’s U.S. realizations averaged $5.33 per Mcf in 2022, a 36 percent increase from an average of $3.92 per Mcf in 2021.
•In Egypt, the Company’s natural gas is sold to EGPC, primarily under an industry-pricing formula, a sliding scale based on Dated Brent crude oil with a minimum of $1.50 per MMBtu and a maximum of $2.65 per MMBtu, plus an upward adjustment for liquids content. Overall, the Company’s Egypt operations averaged $2.85 per Mcf in 2022, a 1 percent increase from an average of $2.81 per Mcf in 2021.
•Natural gas from the North Sea Beryl field is processed through the SAGE gas plant. The gas is sold to a third party at the St. Fergus entry point of the national grid on a National Balancing Point index price basis. The Company’s North Sea operations averaged $23.36 per Mcf in 2022, an 80 percent increase from an average of $12.96 per Mcf in 2021.

NGL Prices The Company’s U.S. NGL production, which accounted for 98 percent of the Company’s total 2022 NGL production, is sold under contracts with prices at market indices based on Gulf Coast supply and demand conditions, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.
Crude Oil Revenues
Crude oil revenues for 2022 totaled $6.7 billion, a $2.1 billion increase from the 2021 total of $4.6 billion. A 44 percent increase in average realized prices increased 2022 revenues by $2.0 billion compared to 2021, while 1 percent higher average daily production increased revenues by $98 million. Average daily production in 2022 was 184 Mb/d, with prices averaging $99.39 per barrel. Crude oil sales accounted for 74 percent of the Company’s 2022 oil and gas production revenues and 48 percent of its worldwide production.
The Company’s worldwide crude oil production increased 2 Mb/d compared to 2021, primarily a function of improved cost recovery under the merged concession agreement in Egypt ratified at the end of 2021, offset by extended operational downtime in the North Sea and natural production decline across all assets.
Natural Gas Revenues
Natural gas revenues for 2022 totaled $1.5 billion, a $338 million increase from the 2021 total of $1.2 billion. A 25 percent increase in average realized prices increased 2022 revenues by $303 million compared to 2021, while 3 percent higher average daily production increased revenues by $35 million. Average daily production in 2022 was 851 MMcf/d, with prices averaging $4.97 per Mcf. Natural gas sales accounted for 17 percent of the Company’s 2022 oil and gas production revenues and 36 percent of its worldwide production.
The Company’s worldwide natural gas production increased 21 MMcf/d compared to 2021, primarily a result of increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021, offset by extended operational downtime in the North Sea and natural production decline across all assets.
NGL Revenues
NGL revenues for 2022 totaled $783 million, a $77 million increase from the 2021 total of $706 million. A 22 percent increase in average realized prices increased 2022 revenues by $152 million compared to 2021, while 10 percent lower average daily production decreased revenues by $75 million. Average daily production in 2022 was 61 Mb/d, with prices averaging $34.62 per barrel. NGL sales accounted for 9 percent of the Company’s 2022 oil and gas production revenues and 16 percent of its worldwide production.
The Company’s worldwide NGL production decreased 7 Mb/d compared to 2021, primarily a result of natural production decline in the U.S.
Altus Midstream Revenues
Prior to the deconsolidation of Altus on February 22, 2022, the Company beneficially owned approximately 79 percent of ALTM’s outstanding voting common stock. Altus owned and operated a midstream energy asset network in the Permian Basin of West Texas primarily to service the Company’s production from its Alpine High resource play, which commenced production in May 2017.
Altus Midstream primarily generated revenue by providing fee-based natural gas gathering, compression, processing, and transmission services. For the years ended December 31, 2022 and 2021, Altus Midstream’s service revenues generated through its fee-based contractual arrangements with the Company totaled $16 million and $127 million, respectively. These affiliated revenues were eliminated upon consolidation.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes increased $368 million for the year ended December 31, 2022 to $1.9 billion from $1.5 billion in the prior year. Purchased oil and gas sales were offset by associated purchase costs of $1.8 billion and $1.6 billion for the years ended December 31, 2022 and 2021, respectively. The increase is a result of higher average natural gas prices during 2022 compared to the prior year.

Operating Expenses
The table below presents a comparison of the Company’s operating expenses for the years ended December 31, 2022, 2021, and 2020. All operating expenses include costs attributable to a noncontrolling interest in Egypt and Altus.

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
Lease operating expenses	$1,435	$1,241	$1,127
Gathering, processing, and transmission	356	264	274
Purchased oil and gas costs	1,776	1,580	357
Taxes other than income	256	204	123
Exploration	146	127	274
General and administrative	462	357	290
Transaction, reorganization, and separation	26	22	54
Depreciation, depletion, and amortization:
Oil and gas property and equipment	1,130	1,255	1,643
Gathering, processing, and transmission assets	15	64	76
Other assets	32	41	53
Asset retirement obligation accretion	117	113	109
Impairments	—	208	4,501
Financing costs, net	313	472	267
Lease Operating Expenses (LOE)
LOE includes several key components, such as direct operating costs, repairs and maintenance, and workover costs. Direct operating costs generally trend with commodity prices and are impacted by the type of commodity produced and the location of properties (i.e., offshore, onshore, remote locations, etc.). Fluctuations in commodity prices impact operating cost elements both directly and indirectly. They directly impact costs such as power, fuel, and chemicals, which are commodity price based. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as rig rates, labor, boats, helicopters, materials, and supplies. Crude oil, which accounted for 48 percent of the Company’s total 2022 production, is inherently more expensive to produce than natural gas. Repair and maintenance costs are typically higher on offshore properties.
During 2022, LOE increased $194 million, or 16 percent, compared to 2021. On a per-boe basis, LOE increased $1.14, or 13 percent, compared to 2021, from $8.75 per boe to $9.89 per boe. The increase in costs was driven by higher labor costs and operating costs trending with higher oil and gas prices and global inflation, coupled with higher workover activity in the U.S. during 2022.
Gathering, Processing, and Transmission (GPT)
GPT expenses include amounts paid to third-party carriers and to Altus Midstream for gathering and transmission services for the Company’s upstream natural gas production associated with its Alpine High play. GPT expenses also include midstream operating costs incurred by Altus Midstream. The following table presents a summary of these expenses:

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
Third-party processing and transmission costs	$260	$232	$236
Midstream service costs - ALTM	18	128	143
Midstream service costs - Kinetik	91	—	—
Upstream processing and transmission costs	369	360	379
Midstream operating expenses	5	32	38
Intersegment eliminations	(18)	(128)	(143)
Total Gathering, processing, and transmission	$356	$264	$274

GPT costs increased $92 million compared to 2021. Third-party processing and transmission costs increased $28 million, primarily driven by an increase in average transportation rates during the year. Costs for services provided by ALTM in the first quarter of 2022 and prior to the BCP Business Combination totaling $18 million were eliminated in the Company’s consolidated financial statements and reflected as “Intersegment eliminations” in the table above. Subsequent to the BCP Business Combination and the Company’s deconsolidation of Altus on February 22, 2022, these midstream services continue to be provided by Kinetik but are no longer eliminated. Midstream services provided by Kinetik totaled $91 million for the year ended 2022.
Purchased Oil and Gas Costs
Purchased oil and gas costs increased $196 million compared to 2021, and were primarily offset by associated sales totaling $1.9 billion for the year ended 2022, as discussed above.
Taxes Other Than Income
Taxes other than income primarily consist of severance taxes on onshore properties and in state waters off the coast of the U.S. and ad valorem taxes on U.S. properties. Severance taxes are generally based on a percentage of oil and gas production revenues. The Company is also subject to a variety of other taxes, including U.S. franchise taxes.
Taxes other than income increased $52 million compared to 2021, primarily from higher severance taxes driven by higher commodity prices.
Exploration Expenses
Exploration expenses include unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. The following table presents a summary of these expenses:

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
Unproved leasehold impairments	$24	$31	$101
Dry hole expenses	69	55	110
Geological and geophysical expenses	6	8	20
Exploration overhead and other	47	33	43
Total Exploration	$146	$127	$274
Exploration expenses increased $19 million compared to 2021, primarily the result of higher dry hole expenses in Egypt and higher exploration overhead, a function of increased exploration activities.
General and Administrative (G&A) Expenses
G&A expenses increased $105 million compared to 2021, primarily driven by higher cash-based stock compensation expense resulting from an increase in the Company’s stock price and achievement of performance and financial objectives as defined in the stock award plans. Higher overall wages across the Company and global inflationary pressures also impacted G&A expenses compared to the prior-year period.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs increased $4 million compared to 2021, primarily a result of transaction costs from the BCP Business Combination, partially offset by a decrease in costs associated with the Company’s prior year reorganization efforts that are substantially completed.

Depreciation, Depletion and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas property for the year ended December 31, 2022 decreased $125 million compared to 2021. The Company’s oil and gas property DD&A rate decreased $1.06 per boe in 2022 compared to 2021, from $8.85 per boe to $7.79 per boe. The decrease on an absolute basis was driven by lower depletion rates in Egypt under the new merged concession agreement, partially offset by higher production volumes. DD&A expense on the Company’s GPT depreciation decreased $49 million compared to 2021, primarily driven by certain Egyptian assets being fully depreciated coupled with the deconsolidation of Altus during the first quarter of 2022.
Impairments
No asset impairments were recorded in 2022. During 2021, the Company recorded asset impairments totaling $208 million. The charges include $160 million for Altus’ equity method interests, $26 million in connection with inventory valuations in Egypt, and $22 million in connection with inventory valuations and expected equipment dispositions in the North Sea.
During 2020, the Company recorded asset impairments in connection with fair value assessments totaling $4.5 billion, including $4.3 billion for oil and gas proved properties in the U.S, Egypt, and the North Sea, $68 million for GPT facilities in Egypt, $87 million for goodwill in Egypt, and $27 million for inventory and other miscellaneous assets.
The following table presents a summary of asset impairments recorded for 2022, 2021, and 2020:

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
Oil and gas proved property	$—	$—	$4,319
GPT facilities	—	—	68
Equity method interests	—	160	—
Goodwill	—	—	87
Inventory and other	—	48	27
Total Impairments	$—	$208	$4,501
Financing Costs, Net
Financing costs incurred during 2022, 2021, and 2020 comprised the following:

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
Interest expense	$312	$419	$438
Amortization of debt issuance costs	7	8	8
Capitalized interest	(1)	—	(12)
Loss (gain) on extinguishment of debt	67	104	(160)
Interest income	(9)	(8)	(7)
Interest income from APA Corporation, net	(63)	(51)	—
Total Financing costs, net	$313	$472	$267
Net financing costs during 2022 decreased $159 million compared to 2021, primarily the result of the reduction of fixed-rate debt during 2021 and the first half of 2022. Additionally, losses incurred on the extinguishment of debt were lower during 2022 compared to the prior year period.

Provision for Income Taxes
Income tax expense increased $1.1 billion from $578 million during 2021 to $1.7 billion during 2022. The Company’s year-to-date 2022 effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of the Energy (Oil and Gas) Profits Levy Act 2022 (the Energy Profits Levy) on July 14, 2022, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During 2021, the Company’s effective income tax rate was primarily impacted by asset impairments and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On May 26, 2022, the U.K. Chancellor of the Exchequer announced a new tax (the Energy Profits Levy) on the profits of oil and gas companies operating in the U.K. and the U.K. Continental Shelf. Under the new law, an additional levy is assessed at a 25 percent rate and is effective for the period of May 26, 2022, through December 31, 2025. The Company recorded a deferred tax expense of $208 million associated with the remeasurement of the U.K. deferred tax liability. On November 17, 2022, the U.K. Chancellor of the Exchequer announced in the Autumn Statement 2022 further changes to the Energy Profits Levy, increasing the levy assessed from a 25 percent rate to a 35 percent rate, effective for the period of January 1, 2023, through March 31, 2028. On November 22, 2022, the U.K. Government published draft legislation to implement this change, among other provisions, and on January 10, 2023, the Finance Act 2023 was enacted, receiving Royal Assent. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the first quarter of 2023, the Company expects to record a deferred tax expense of approximately $170 million to $190 million related to the remeasurement of the December 31, 2022 U.K. deferred tax liability.
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
The Company recorded a full valuation allowance against its U.S. net deferred tax assets. The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize the existing deferred tax assets. A significant piece of negative evidence evaluated was the U.S. pre-tax book cumulative loss incurred over the three-year period ended December 31, 2022. This cumulative loss was primarily the result of low commodity prices and oil and gas impairments during this period. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth.
However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that within the next 12 months the U.S. will exit its cumulative loss, allowing the Company to reach a conclusion that a material portion of the U.S. valuation allowance may no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material for the period the release is recorded. For additional information regarding income taxes, refer to Note 11—Income Taxes in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
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
By letter dated April 5, 2022, replacing two prior letters dated September 8, 2021 and February 22, 2022, GOM Shelf notified the Bureau of Safety and Environmental Enforcement (BSEE) that it was unable to fund the decommissioning obligations that it is currently obligated to perform on certain of the Legacy GOM Assets. As a result, Apache and other current and former owners in these assets have received orders from BSEE to decommission certain of the Legacy GOM Assets included in GOM Shelf’s notification to BSEE. Apache expects to receive such orders on the other Legacy GOM Assets included in GOM Shelf’s notification letter. Further, Apache anticipates that GOM Shelf may send additional such notices to BSEE in the future and that it may receive additional orders from BSEE requiring it to decommission other Legacy GOM Assets.
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
As of December 31, 2022, Apache estimates that its potential liability to fund decommissioning of Legacy GOM Assets it may be ordered to perform ranges from $1.2 billion to $1.4 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $1.2 billion as of December 31, 2022, representing the estimated costs of decommissioning it may be required to perform on Legacy GOM Assets. Of the total liability recorded, $738 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $450 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued.
As of December 31, 2022, the Company has also recorded a $667 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $217 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $450 million is reflected under “Other current assets.” The Company recognized $157 million and $446 million during 2022 and 2021, respectively, of “Losses on previously sold Gulf of Mexico properties” to reflect the net impact of changes to the estimated decommissioning liability and decommissioning asset to the Company’s statement of consolidated operations.

Insurance Program
The Company is covered by insurance for physical damage to its assets, general liabilities, workers’ compensation, employers’ liability, sudden and accidental pollution, and other risks. The Company’s insurance coverage is subject to deductibles or retentions that it must satisfy prior to recovering on insurance. Additionally, such insurance is subject to policy exclusions and limitations. There is no assurance that insurance will adequately protect the Company against liability from all potential consequences and damages. Further, the Company does not have coverage in place for a variety of other risks including Gulf of Mexico named windstorm and business interruption. Service agreements, including drilling contracts, generally indemnify the Company for injuries and death of the service provider’s employees as well as subcontractors hired by the service provider.
The Company is covered by a multi-year political risk insurance from The Islamic Corporation for the Insurance of Investment and Export Credit Trade (ICIEC, an agency of the Islamic Development Bank) and highly-rated insurers covering a portion of its investments in Egypt for losses arising from confiscation, nationalization, and expropriation risks. In the aggregate, these insurance policies provide up to $750 million of coverage, subject to policy terms and conditions and a retention of approximately $500 million.
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
Despite significant judgment involved in these engineering estimates, the Company’s reserves are used throughout its financial statements. For example, since the Company uses the units-of-production method to amortize its oil and gas properties, the quantity of reserves could significantly impact DD&A expense. A material adverse change in the estimated volumes of reserves could result in property impairments. Finally, these reserves are the basis for the Company’s supplemental oil and gas disclosures. For more information regarding the Company’s supplemental oil and gas disclosures, refer to Note 19—Supplemental Oil and Gas Disclosures (Unaudited) in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

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
Offshore Decommissioning Contingency
The Company has potential exposure to future obligations related to divested properties. For information regarding potential decommissioning obligations on sold properties estimated and recorded in the third quarter of 2021, please refer to “Potential Decommissioning Obligation on Sold Properties” above and in Note 12—Commitments and Contingencies in the Notes to Consolidated Financial Statements in Part IV, Item 5 of this Annual Report on Form 10-K. Changes in significant assumptions impacting the Company’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued.
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
Altus recorded an impairment charge on its equity method interest in the EPIC crude oil pipeline (EPIC) in the fourth quarter of 2021. The fair value of the impaired interest was determined using the income approach. The income approach considered estimates of future throughput volumes, tariff rates, and costs. These assumptions were applied to develop future cash flow projections that were then discounted to estimated fair value, using a discount rate believed to be consistent with that which would be applied by market participants. The Company has classified this nonrecurring fair value measurement as Level 3 in the fair value hierarchy. Refer to Note 7—Equity Method Interests, within Part IV, Item 15 of this Annual Report on Form 10-K for further details of Altus’ equity method interests.
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
Over the past several years, the Company has experienced substantial volatility in commodity prices, which impacted its future development plans and operating cash flows. As such, material impairments of certain proved oil and gas properties and gathering, processing, and transmission facilities were recorded in 2020. For discussion of these impairments, see “Fair Value Measurements” of Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.
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
Commodity Price Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company continually monitors its market risk exposure, as oil and gas supply and demand are impacted by uncertainties in the commodity and financial markets associated with the conflict in Ukraine, global inflation, and other current events.
The Company’s average crude oil price realizations increased 44 percent to $99.39 per barrel in 2022 from $68.97 per barrel in 2021. The Company’s average natural gas price realizations increased 25 percent to $4.97 per Mcf in 2022 from $3.99 per Mcf in 2021. The Company’s average NGL price realizations increased 22 percent to $34.62 per barrel in 2022 from $28.48 per barrel in 2021. Based on average daily production for 2022, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $67 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the year by approximately $31 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the year by approximately $22 million.
Interest Rate Risk
At December 31, 2022, Apache had $4.9 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.32 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its syndicated credit facilities. As of December 31, 2022, the Company had approximately $185 million in cash and cash equivalents, approximately 80 percent of which was invested in money market funds and short-term investments with major financial institutions. As of December 31, 2022, Apache had no borrowings outstanding under APA’s syndicated revolving credit facilities. A change in the interest rate applicable to short-term investments and credit facility borrowings would have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.
Foreign Currency Exchange Rate Risk
The Company’s cash activities relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. The Company’s North Sea production is sold under U.S. dollar contracts, while the majority of costs incurred are paid in British pounds. The Company’s Egypt production is sold under U.S. dollar contracts, and the majority of costs incurred are denominated in U.S. dollars. Transactions denominated in British pounds are converted to U.S. dollar equivalents based on the average exchange rates during the period.
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $3 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of December 31, 2022.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item 8 are presented on pages F-1 through F-62 in Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The financial statements for the fiscal years ended December 31, 2022, 2021, and 2020, included in this Annual Report on Form 10-K, have been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the quarter ending December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

3.3	–	Amended and Restated Bylaws of Registrant, dated March 1, 2021 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-4300).
4.1	–	Form of Certificate for Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, SEC File No. 001-4300).
4.2	–	Form of 7.70% Notes due 2026 (incorporated by referenced to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on February 23, 1996, SEC File No. 001-4300).
4.3	–	Form of 7.95% Notes due 2026 (incorporated by referenced to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on April 23, 1996, SEC File No. 001-4300).
4.4	–	Form of 7.625% Debentures due 2096 (incorporated by referenced to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, filed on November 4, 1996, SEC File No. 001-4300).
4.5	–	Form of 7.375% Debentures due 2047 (incorporated by referenced to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on August 8, 1997, SEC File No. 001-4300).
4.6	–	Form of 6.000% Notes due 2037 (incorporated by referenced to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, filed on January 26, 2007, SEC File No. 001-4300).
4.7	–	Form of 5.250% Notes due 2042 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 30, 2010, filed on December 3, 2010, SEC File No. 001-4300).
4.8	–	Form of 5.100% Notes due 2040 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated August 17, 2010, filed on August 20, 2010, SEC File No. 001-4300).
4.9	–	Form of 4.75% Notes due 2043 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated April 3, 2012, filed on April 9, 2012, SEC File No. 001-4300).
4.10	–	Form of 4.250% Notes due 2044 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 28, 2012, filed on December 4, 2012, SEC File No. 001-4300).
4.11	–	Form of 4.375% Notes due 2028 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on August 16, 2018, SEC File No. 001-4300).
4.12	–	Form of 4.250% Notes due 2030 (incorporated by referenced to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on June 10, 2019, SEC File No. 001-4300).
4.13	–	Form of 5.350% Notes due 2049 (incorporated by referenced to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, filed on June 10, 2019, SEC File No. 001-4300).
4.14	–	Form of 4.625% Notes due 2025 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on August 6, 2020, SEC File No. 001-4300).
4.15	–	Form of 4.875% Notes due 2027 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, filed on August 6, 2020, SEC File No. 001-4300).
4.16	–	Form of 7.75% Notes due December 15, 2029 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K/A, filed on December 14, 1999, SEC File No. 001-4300).
4.17	–
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

4.18	–
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

EXHIBIT NO.		DESCRIPTION
4.19	–
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

4.21	–
Supplemental Indenture, dated as of August 14, 2017, among Apache Finance Canada Corporation, Apache Corporation, and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly The Chase Manhattan Bank), as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2017, SEC File No. 001-04300).

4.22	–
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

4.23	–
Senior Indenture, dated May 19, 2011, between Registrant and Wells Fargo Bank, National Association, as trustee, governing the senior debt securities of Apache Corporation (incorporated by reference to Exhibit 4.14 to Registrant’s Registration Statement on Form S-3, dated May 23, 2011, Reg. No. 333-174429).

4.24	–
Supplemental Indenture, dated as of December 16, 2019, among Apache Corporation and Wells Fargo Bank, National Association, as trustee under Indenture, dated as of May 19, 2011 (incorporated by reference to Exhibit 4.20 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2019, SEC File No. 001-4300).

4.25	–
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

†10.5	–
Non-Qualified Retirement/Savings Plan of Apache Corporation, as amended and restated, dated July 16, 2014, effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, SEC File No. 001-4300).

†10.6	–
Amendment to Non-Qualified Retirement/Savings Plan of Apache Corporation, dated August 12, 2020, effective August 1, 2020 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, SEC File No. 001-4300).

EXHIBIT NO.		DESCRIPTION
†10.7	–
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

Dated: February 23, 2023
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

Name	Title	Date
/s/ John J. Christmann IV John J. Christmann IV	Director, Chief Executive Officer, and President (principal executive officer)	February 23, 2023
/s/ Stephen J. Riney Stephen J. Riney	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2023
/s/ Rebecca A. Hoyt Rebecca A. Hoyt	Senior Vice President, Chief Accounting Officer, and Controller (principal accounting officer)	February 23, 2023
/s/ Clay Bretches Clay Bretches	Director and Executive Vice President, Operations	February 23, 2023
/s/ David A. Pursell David A. Pursell	Director and Executive Vice President, Development	February 23, 2023
/s/ Mark D. Maddox Mark D. Maddox	Director and Executive Vice President, Administration	February 23, 2023

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.
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
Executive Vice President and Chief Financial Officer
(principal financial officer)

/s/ Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer and Controller
(principal accounting officer)
Houston, Texas
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder and the Board of Directors of Apache Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apache Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related statements of consolidated operations, comprehensive income (loss), cash flows and changes in equity (deficit) and noncontrolling interest for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

Depreciation, depletion and amortization of property and equipment
Description of the Matter
At December 31, 2022, the carrying value of the Company’s property and equipment was $7,957 million, and depreciation, depletion and amortization (DD&A) expense was $1,177 million for the year then ended. As described in Note 1, the Company follows the successful efforts method of accounting for its oil and gas properties. DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and gas reserves, as estimated by the Company’s internal reservoir engineers.

Proved oil and gas reserves are those quantities of natural gas, crude oil, condensate, and natural gas liquids, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Significant judgment is required by the Company’s internal reservoir engineers in evaluating geological and engineering data when estimating oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions, and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and gas reserves, management engaged independent petroleum engineers to audit the proved oil and gas reserve estimates prepared by the Company’s internal reservoir engineers for select properties as of December 31, 2022.
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
Accounting for asset retirement obligation for the North Sea segment
Description of the Matter
At December 31, 2022, the asset retirement obligation (ARO) balance totaled $1,991 million. As further described in Note 9, the Company’s ARO reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties and other long-lived assets. The estimation of the ARO related to the North Sea segment requires significant judgment given the magnitude of the expected retirement costs.
Auditing the Company’s ARO for the North Sea segment is complex and highly judgmental because of the significant estimation required by management in determining the obligation. In particular, the estimate was sensitive to retirement cost estimates, which are affected by expectations about future market and economic conditions.

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
To test the ARO for the North Sea segment, our audit procedures included, among others, assessing the significant assumptions and inputs used in the valuation, such as retirement cost estimates. For example, we evaluated retirement cost estimates by comparing the Company’s estimates to recent offshore activities and costs. We also involved our internal specialists in testing the underlying retirement cost estimates.

Accounting for decommissioning contingency for sold Gulf of Mexico properties
Description of the Matter
At December 31, 2022, the decommissioning contingency for sold Gulf of Mexico properties (decommissioning contingency) balance totaled $1.2 billion. As further described in Note 12, the Company’s decommissioning contingency reflects the estimated undiscounted potential liability to fund decommissioning of the sold Gulf of Mexico properties. The estimation of the decommissioning contingency requires significant judgment given the magnitude and higher estimation uncertainty of the expected retirement costs.

Auditing the Company’s decommissioning contingency is complex and highly judgmental because of the significant estimation required by management in determining the decommissioning contingency. In particular, the estimate was sensitive to retirement cost estimates, which are subjective assumptions affected by expectations about future market and economic conditions.

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

To test the decommissioning contingency, our audit procedures included, among others, assessing the significant assumptions and inputs used in the valuation, such as retirement cost estimates. For example, we evaluated retirement cost estimates by comparing the Company’s estimates to recent offshore activities and costs as well as current bids obtained from service providers. We also involved our internal specialists in testing the underlying retirement cost estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Houston, Texas
February 23, 2023

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2022	2021	2020

	(In millions, except per common share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues(1)	$9,028	$6,498	$4,037
Purchased oil and gas sales	1,855	1,487	398
Total revenues	10,883	7,985	4,435
Derivative instrument gains (losses), net	(107)	94	(223)
Gain on divestitures, net	1,180	67	32
Losses on previously sold Gulf of Mexico properties	(157)	(446)	—
Other, net	139	228	64
	11,938	7,928	4,308
OPERATING EXPENSES:
Lease operating expenses	1,435	1,241	1,127
Gathering, processing, and transmission(1)	356	264	274
Purchased oil and gas costs	1,776	1,580	357
Taxes other than income	256	204	123
Exploration	146	127	274
General and administrative	462	357	290
Transaction, reorganization, and separation	26	22	54
Depreciation, depletion, and amortization	1,177	1,360	1,772
Asset retirement obligation accretion	117	113	109
Impairments	—	208	4,501
Financing costs, net	313	472	267
	6,064	5,948	9,148
NET INCOME (LOSS) BEFORE INCOME TAXES	5,874	1,980	(4,840)
Current income tax provision	1,507	652	176
Deferred income tax provision (benefit)	145	(74)	(112)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	4,222	1,402	(4,904)
Net income (loss) attributable to noncontrolling interest - Sinopec	464	174	(121)
Net income attributable to noncontrolling interest - Altus	14	4	1
Net income attributable to noncontrolling interest - APA Corporation	278	—	—
Net income (loss) attributable to Altus Preferred Unit limited partners	(70)	162	76
NET INCOME (LOSS) ATTRIBUTABLE TO APA CORPORATION	$3,536	$1,062	$(4,860)
(1) For revenues and gathering, processing, and transmission costs associated with Kinetik, refer to Note 7—Equity Method Interest for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$4,222	$1,402	$(4,904)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Pension and postretirement benefit plan	(8)	7	(2)
Share of equity method interests other comprehensive income	—	1	—
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	4,214	1,410	(4,906)
Comprehensive income (loss) attributable to noncontrolling interest - Sinopec	464	174	(121)
Comprehensive income attributable to noncontrolling interest - Altus	14	4	1
Net income attributable to noncontrolling interest - APA Corporation	278	—	—
Comprehensive income (loss) attributable to Altus Preferred Unit limited partners	(70)	162	76
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO APA CORPORATION	$3,528	$1,070	$(4,862)

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$4,222	$1,402	$(4,904)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized derivative instrument losses (gains), net	23	(69)	87
Gain on divestitures, net	(1,180)	(67)	(32)
Exploratory dry hole expense and unproved leasehold impairments	92	86	211
Depreciation, depletion, and amortization	1,177	1,360	1,772
Asset retirement obligation accretion	117	113	109
Impairments	—	208	4,501
Provision for (benefit from) deferred income taxes	145	(74)	(112)
Loss (gain) from extinguishment of debt	67	104	(160)
Losses on previously sold Gulf of Mexico properties	157	446	—
Other	(137)	(23)	102
Changes in operating assets and liabilities:
Receivables	(55)	(393)	149
Inventories	(1)	(9)	19
Drilling advances and other current assets	(12)	60	(29)
Deferred charges and other long-term assets	70	(42)	(13)
Accounts payable	12	205	(167)
Receivable/payable with APA Corporation	—	40	—
Accrued expenses	293	127	(163)
Deferred credits and noncurrent liabilities	(138)	31	18
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,852	3,505	1,388
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(1,503)	(934)	(1,270)
Leasehold and property acquisitions	(37)	(9)	(4)
Noncurrent receivable from APA Corporation	(832)	—	—
Contributions to Altus equity method interests	—	(28)	(327)
Proceeds from asset divestitures	778	256	166
Proceeds from sale of Kinetik shares	224	—	—
Deconsolidation of Altus cash and cash equivalents	(143)	—	—
Other, net	28	49	(31)
NET CASH USED IN INVESTING ACTIVITIES	(1,485)	(666)	(1,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Apache credit facility, net	138	392	150
Proceeds from Altus credit facility	—	33	228
Proceeds from (payments on) note payable to APA Corporation, net	(835)	78	—
Fixed rate debt borrowings	—	—	1,238
Payments on fixed-rate debt	(1,493)	(1,795)	(1,243)
Distributions to noncontrolling interest - Sinopec	(362)	(279)	(91)
Distributions to Altus Preferred Unit limited partners	(11)	(46)	(23)
Distributions to APA Corporation	(894)	(1,182)	—
Dividends paid	—	(9)	(123)
Other, net	(4)	(14)	(43)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,461)	(2,822)	93
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(94)	17	15
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	279	262	247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$185	$279	$262
SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$322	$442	$419
Income taxes paid, net of refunds	1,431	633	212
Non-cash financing adjustment: APA’s assumption of Apache’s borrowings on its syndicated credit facility	680	—	—
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2022(1)	2021(1)

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($132 related to Altus VIE)	$185	$279
Receivables, net of allowance of $117 and $109	1,424	1,390
Other current assets (Note 6) ($9 related to Altus VIE)	993	649
Accounts receivable from APA Corporation	—	77
	2,602	2,395
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of successful efforts accounting:	41,245	40,474
Gathering, processing, and transmission facilities ($209 related to Altus VIE)	449	673
Other ($3 related to Altus VIE)	613	1,126
Less: Accumulated depreciation, depletion, and amortization ($25 related to Altus VIE)	(34,350)	(34,213)
	7,957	8,060
OTHER ASSETS:
Equity method interests (Note 7) ($1,365 related to Altus VIE)	624	1,365
Decommissioning security for sold Gulf of Mexico properties (Note 12)	217	640
Deferred charges and other ($6 related to Altus VIE)	571	581
Noncurrent receivable from APA Corporation	869	—
Note receivable from APA Corporation (Note 2)	1,415	1,352
	$14,255	$14,393

LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ($12 related to Altus VIE)	$646	$651
Note payable to APA Corporation (Note 2)	—	195
Current debt	2	215
Other current liabilities (Note 8) ($15 related to Altus VIE)	2,049	1,170
	2,697	2,231
LONG-TERM DEBT (Note 10) ($657 related to Altus VIE)	4,885	7,295
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	314	148
Asset retirement obligation ($68 related to Altus VIE)	1,936	2,089
Decommissioning contingency for sold Gulf of Mexico properties (Note 12)	738	1,086
Other ($67 related to Altus VIE)	443	572
	3,431	3,895

REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 14)	—	712

EQUITY (DEFICIT):
Common stock, $0.625 par, 1,000 and 1,000 shares authorized, respectively, 1,000 and 1,000 shares issued, respectively	—	—
Paid-in capital	8,025	8,677
Accumulated deficit	(5,781)	(9,317)
Accumulated other comprehensive income	14	22
EQUITY (DEFICIT) ATTRIBUTABLE TO APA CORPORATION	2,258	(618)
Noncontrolling interest - Sinopec	922	820
Noncontrolling interest - APA Corporation	62	—
Noncontrolling interest - Altus	—	58
TOTAL EQUITY	3,242	260
	$14,255	$14,393
(1)    The Altus VIE amounts are disclosed as of December 31, 2021. All Altus balances were deconsolidated as of February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 3—Acquisitions and Divestitures for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTEREST

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	PARENT COMPANY EQUITY (DEFICIT)	Noncontrolling Interests	TOTAL EQUITY (DEFICIT)
	(In millions)
BALANCE AT DECEMBER 31, 2019	$555	$261	$11,769	$(5,601)	$(3,190)	$16	$3,255	$1,210	$4,465
Net loss attributable to APA Corporation	—	—	—	(4,860)	—	—	(4,860)	—	(4,860)
Net loss attributable to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	(121)	(121)
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	1	1
Net income attributable to Altus Preferred Unit limited partners	76	—	—	—	—	—	—	—	—
Distributions paid to Altus Preferred Unit limited partners	(23)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(91)	(91)
Common dividends ($0.10 per share)	—	—	(38)	—	—	—	(38)	—	(38)
Common stock activity, net	—	1	(18)	—	—	—	(17)	—	(17)
Compensation expense	—	—	23	—	—	—	23	—	23
Other	—	—	(1)	—	1	(2)	(2)	(5)	(7)
BALANCE AT DECEMBER 31, 2020	$608	$262	$11,735	$(10,461)	$(3,189)	$14	$(1,639)	$994	$(645)
Net income attributable to APA Corporation	—	—	—	1,062	—	—	1,062	—	1,062
Net income attributable to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	174	174
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	4	4
Net income attributable to Altus Preferred Unit limited partners	162	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(12)	—	—	—	—	—	—	—	—
Distributions paid to Altus Preferred Unit limited partners	(46)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(279)	(279)
Distributions to APA Corporation	—	—	(890)	—	—	—	(890)	—	(890)
Common dividends ($0.025 per share)	—	—	(9)	—	—	—	(9)	—	(9)
APA Corporation share exchange	—	(262)	(2,927)	—	3,189	—	—	—	—
Holding Company Reorganization	—	—	757	82	—	—	839	—	839
Other	—	—	11	—	—	8	19	(15)	4
BALANCE AT DECEMBER 31, 2021	$712	$—	$8,677	$(9,317)	$—	$22	$(618)	$878	$260
Net income attributable to APA Corporation	—	—	—	3,536	—	—	3,536	—	3,536
Net income attributable to noncontrolling interest - APA	—	—	—	—	—	—	—	278	278
Net income attributable to noncontrolling interest - Sinopec	—	—	—	—	—	—	—	464	464
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	14	14
Net loss attributable to Altus Preferred Unit limited partners	(70)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(362)	(362)
Distributions to APA Corporation	—	—	(678)	—	—	—	(678)	(216)	(894)
Deconsolidation of Altus	(642)	—	—	—	—	—	—	(72)	(72)
Other	—	—	26	—	—	(8)	18	—	18
BALANCE AT DECEMBER 31, 2022	$—	$—	$8,025	$(5,781)	$—	$14	$2,258	$984	$3,242
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations
Apache Corporation (Apache or the Company) is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids. The Company’s upstream business has exploration and production operations in three geographic areas: the United States (U.S.), Egypt, and offshore the U.K. in the North Sea (North Sea). Prior to the BCP Business Combination defined below, Apache’s midstream business was operated by Altus Midstream Company (ALTM) through its subsidiary Altus Midstream LP (collectively, Altus). Altus owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas.
On March 1, 2021, Apache consummated a holding company reorganization (the Holding Company Reorganization), pursuant to which Apache became a direct, wholly owned subsidiary of APA Corporation (APA), and all of Apache’s outstanding shares automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to Apache pursuant to Rule 12g-3(a) under the Exchange Act and replaced Apache as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The Holding Company Reorganization modernized APA’s operating and legal structure, making it more consistent with other companies that have affiliates operating around the globe. Refer to Note 2—Transactions with Parent Affiliate for more detail.
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
The Company’s undivided interests in oil and gas exploration and production ventures and partnerships are proportionately consolidated. The Company consolidates all other investments in which, either through direct or indirect ownership, it has more than a 50 percent voting interest or controls the financial and operating decisions. Noncontrolling interests represent outside ownership in the net assets of a consolidated subsidiary of Apache and are reflected separately in the Company’s financial statements.
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
Additionally, prior to the BCP Business Combination defined below, third-party investors owned a minority interest of approximately 21 percent of Altus, which was reflected as a separate noncontrolling interest component of equity in the Company’s consolidated balance sheet. ALTM qualified as a VIE under GAAP, which Apache consolidated because a wholly owned subsidiary of Apache had a controlling financial interest and was determined to be the primary beneficiary. Additionally, the assets of ALTM could only be used to settle obligations of ALTM. There was no recourse to the Company for ALTM’s liabilities.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
On February 22, 2022, ALTM closed a previously announced transaction to combine with privately owned BCP Raptor Holdco LP (BCP and, together with BCP Raptor Holdco GP, LLC, the Contributed Entities) in an all-stock transaction, pursuant to the Contribution Agreement entered into by and among ALTM, Altus Midstream LP, New BCP Raptor Holdco, LLC (the Contributor), and BCP (the BCP Contribution Agreement). Pursuant to the BCP Contribution Agreement, the Contributor contributed all of the equity interests of the Contributed Entities (the Contributed Interests) to Altus Midstream LP, with each Contributed Entity becoming a wholly owned subsidiary of Altus Midstream LP (the BCP Business Combination). Upon closing the transaction, the combined entity was renamed Kinetik Holdings Inc. (Kinetik), and the Company determined that it was no longer the primary beneficiary of Kinetik. The Company further determined that Kinetik no longer qualified as a VIE under GAAP. As a result, the Company deconsolidated ALTM on February 22, 2022. Refer to Note 3—Acquisitions and Divestitures for further detail.
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
Significant estimates with regard to these financial statements include the estimates of fair value for long-lived assets (refer to “Fair Value Measurements” and “Property and Equipment” sections in this Note 1 below), the fair value determination of acquired assets and liabilities (refer to Note 3—Acquisitions and Divestitures), the fair value of equity method interests (refer to “Equity Method Interests” within this Note 1 and Note 7—Equity Method Interests), the assessment of asset retirement obligations (refer to Note 9—Asset Retirement Obligation), the estimate of income taxes (refer to Note 11—Income Taxes), the estimation of the contingent liability representing Apache’s potential decommissioning obligations on sold properties in the Gulf of Mexico (refer to Note 12—Commitments and Contingencies), and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom (refer to Note 19—Supplemental Oil and Gas Disclosures (Unaudited)).
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Recurring fair value measurements are presented in further detail in Note 5—Derivative Instruments and Hedging Activities, Note 7—Equity Method Interests, Note 10—Debt and Financing Costs, Note 13—Retirement and Deferred Compensation Plans, and Note 14—Redeemable Noncontrolling Interest — Altus.
The Company also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment. The following table presents a summary of asset impairments recorded in connection with fair value assessments:

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
Oil and gas proved property	$—	$—	$4,319
Gathering, processing, and transmission facilities	—	—	68
Equity method interests	—	160	—
Goodwill	—	—	87
Inventory and other	—	48	27
Total Impairments	$—	$208	$4,501
For the year ended December 31, 2021, the Company recorded asset impairments totaling $208 million. These charges include a $160 million impairment on the Company’s equity method interest in the EPIC crude oil pipeline (EPIC) as part of Altus’ review of the fair value of its assets in relation to the BCP Business Combination. Refer to “Equity Method Interests” within this Note 1 below and Note 3—Acquisitions and Divestitures for further detail on the BCP Business Combination. The Company also recorded other impairments during 2021 of approximately $26 million in connection with inventory valuations in Egypt and $22 million in connection with inventory valuations and expected equipment dispositions in the North Sea.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Revenue Recognition
Upstream
The Company’s upstream oil and gas segments primarily generate revenue from contracts with customers from the sale of its crude oil, natural gas, and natural gas liquids production volumes. In addition to Apache-related production volumes, the Company also sells commodity volumes purchased from third-parties to provide flexibility to fulfill sales obligations and commitments. Under these short-term commodity sales contracts, the physical delivery of each unit of quantity represents a single, distinct performance obligation on behalf of the Company. Contract prices are determined based on market-indexed prices, adjusted for quality, transportation, and other market-reflective differentials. Revenue is measured by allocating an entirely variable market price to each performance obligation and recognized at a point in time when control is transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, and the Company’s right to payment. Control typically transfers to customers upon the physical delivery at specified locations within each contract and the transfer of title.
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
On December 27, 2021, the Company announced the ratification of a new merged concession agreement (MCA) with the Egyptian Ministry of Petroleum and the EGPC, having an effective date of April 1, 2021. The MCA consolidated 98 percent of gross acreage and 90 percent of gross production under one concession agreement and refreshed the existing development lease terms for 20 years and exploration leases for 5 years. The consolidated concession has a single cost recovery pool to provide improved access to cost recovery, a fixed 40 percent cost recovery limit, and a fixed profit-sharing rate of 30 percent for all the Company’s production covered under the new concession. For all periods presented, Sinopec has owned a one-third minority participation in the Company’s consolidated Egypt oil and gas business as a noncontrolling interest. Under the modified partnership agreements, APA owns a minority participation in the remaining two-thirds of its consolidated Egypt oil and gas business as a noncontrolling interest.
Refer to Note 18—Business Segment Information for a disaggregation of revenue by product and reporting segment.
Altus Midstream
Prior to the deconsolidation of Altus on February 22, 2022, the Company’s Altus Midstream segment was operated by ALTM, through its subsidiary, Altus Midstream LP. Altus generated revenue from contracts with customers from its gathering, compression, processing, and transmission services provided on the Company’s natural gas and natural gas liquid production volumes. Under these long-term commercial service contracts, providing the related service represented a single, distinct performance obligation on behalf of Altus that was satisfied over time. In accordance with the terms of these agreements, Altus primarily received a fixed fee for each contract year, subject to yearly fee escalation recalculations. Revenue was primarily measured using the output method and recognized in the amount to which Altus had the right to invoice, as performance completed to date corresponded directly with the value to its customers. For the periods prior to the BCP Business Combination, Altus Midstream segment revenues were primarily attributable to sales between Altus and APA, which were fully eliminated upon consolidation.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Payment Terms and Contract Balances
Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.3 billion at each of December 31, 2022 and 2021.
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
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2022 and 2021, the Company had $185 million and $279 million, respectively, of cash and cash equivalents. As of December 31, 2021, approximately $132 million of cash was held by Altus, which was deconsolidated on February 22, 2022. The Company had no restricted cash as of December 31, 2022 and 2021.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at amortized cost net of an allowance for credit losses. The Company routinely assesses the collectability of its financial assets measured at amortized cost. The Company monitors the credit quality of its counterparties through review of collections, credit ratings, and other analyses. The Company develops its estimated allowance for expected credit losses primarily using an aging method and analyses of historical loss rates as well as consideration of current and future conditions that could impact its counterparties’ credit quality and liquidity.
The following table presents changes to the Company’s allowance for credit loss:

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
Allowance for credit loss at beginning of year	$109	$95	$88
Additional provisions for the year	9	19	7
Uncollectible accounts written off, net of recoveries	(1)	(5)	—
Allowance for credit loss at end of year	$117	$109	$95
Receivable from / Payable to APA
Receivable from or payable to APA represents the net result of Apache’s administrative and support services provided to APA and other miscellaneous cash management transactions to be settled between the two affiliated entities. Cash will be transferred to Apache or paid to APA over time in order to manage affiliate balances for cash management purposes. Refer to Note 2—Transactions with Parent Affiliate for more detail.
Inventories
Inventories consist principally of tubular goods and equipment and are stated at the lower of weighted-average cost or net realizable value. Oil produced but not sold, primarily in the North Sea, is also recorded to inventory and is stated at the lower of the cost to produce or net realizable value.
Property and Equipment
The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, including capitalized interest, net of any impairments. For business combinations and acquisitions, property and equipment cost is based on the fair values at the acquisition date.

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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table represents non-cash impairments charges of the carrying value of the Company’s proved and unproved properties:

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
Proved properties:
U.S.	$—	$—	$3,938
Egypt	—	—	374
North Sea	—	—	7
Total proved properties	$—	$—	$4,319

Unproved properties:
U.S.	$20	$22	$92
Egypt	4	8	8
North Sea	—	1	1
Total unproved properties	$24	$31	$101
Proved properties impaired had an aggregate fair value as of the most recent date of impairment of $1.9 billion for 2020.
Gains and losses on divestitures of the Company’s oil and gas properties are recognized in the statement of consolidated operations upon closing of the transaction. Refer to Note 3—Acquisitions and Divestitures for more detail.
Gathering, Processing, and Transmission (GPT) Facilities
GPT facilities totaled $449 million and $673 million at December 31, 2022 and 2021, respectively, with accumulated depreciation for these assets totaling $367 million and $386 million for the respective periods. As a result of the BCP Business Combination, the Company deconsolidated $183 million of Altus GPT net assets on February 22, 2022. GPT facilities are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimation of useful life takes into consideration anticipated production lives from the fields serviced by the GPT assets, whether Apache-operated or third party-operated, as well as potential development plans by the Company for undeveloped acreage within, or close to, those fields.
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
Other Property and Equipment
Other property and equipment includes computer software and equipment, buildings, vehicles, furniture and fixtures, land, and other equipment. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Other property and equipment, net of accumulated depreciation totaled $206 million and $225 million at December 31, 2022 and 2021, respectively.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Reductions in estimated net present value of expected future cash flows from oil and gas properties during 2020 resulted in implied fair values below the carrying values of the Company’s Egypt reporting unit. As a result of this assessment, the Company recognized non-cash impairments of the entire amount of recorded goodwill in the Egypt reporting unit of $87 million in 2020. This goodwill impairment was recorded in “Impairments” in the Company’s statement of consolidated operations. The Company has no goodwill recognized as of December 31, 2022, 2021, or 2020.

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
Equity method interests are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other than temporary. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in income. Prior to the deconsolidation of Altus on February 22, 2022, in the fourth quarter of 2021, Altus, as part of its review of the fair value of its assets in relation to the BCP Business Combination, determined the current fair value of its investment in EPIC was below carrying value. Altus subsequently determined that this loss in value to be other than temporary. As such, in the fourth quarter of 2021, Altus recorded an impairment charge of $160 million on its equity method interest in EPIC. The fair value of the impaired interest was determined using the income approach. The income approach considered estimates of future throughput volumes, tariff rates, and costs. These assumptions were applied to develop future cash flow projections that were then discounted to estimated fair value, using a discount rate believed to be consistent with that which would be applied by market participants. Altus classified this nonrecurring fair value measurement as Level 3 in the fair value hierarchy. Refer to Note 7—Equity Method Interests for further details of the Company’s equity method interests.
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
All derivative instruments, other than those that meet the normal purchases and sales exception, are recorded on the Company’s consolidated balance sheet as either an asset or liability measured at fair value. The Company does not apply hedge accounting to any of its derivative instruments. As a result, gains and losses from the change in fair value of derivative instruments are reported in current-period income as “Derivative instrument gains (losses), net” under “Revenues and Other” in the statement of consolidated operations. Refer to Note 5—Derivative Instruments and Hedging Activities for further information.
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
Apache is a directly owned subsidiary of APA Corporation and is included in APA Corporation and Subsidiaries’ U.S. Federal income tax return. The Company’s financial statements recognize the current and deferred income tax consequences that result from Apache’s activities during the current period pursuant to the provisions of ASC Topic 740 “Income Taxes” as if the Company were a separate taxpayer rather than a member of APA Corporation’s consolidated income tax return group.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Stock-Based Compensation
Prior to consummation of the Holding Company Reorganization, Apache granted various types of stock-based awards including stock options, restricted stock, cash-settled restricted stock units, and performance-based awards. Stock compensation equity awards granted are valued on the date of grant and are expensed over the required vesting service period. Cash-settled awards are recorded as a liability based on APA’s stock price and remeasured at the end of each reporting period over the vesting terms. The Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures. The Company’s stock-based compensation plans, which were assumed by APA pursuant to the Holding Company Reorganization, and related accounting policies are defined and described more fully in Note 15—Capital Stock.
Transaction, Reorganization, and Separation (TRS)
In recent years, the Company streamlined its portfolio through strategic divestitures and centralized certain operational activities in an effort to capture greater efficiencies and cost savings through shared services. In light of the continued streamlining of the Company’s asset portfolio through divestitures and strategic transactions, in late 2019 management initiated a comprehensive redesign of the Company’s organizational structure and operations. Efforts related to this organization were substantially completed during 2020. The Company incurred and paid a cumulative total of $79 million of reorganization costs through December 31, 2020. An additional $15 million and $17 million of reorganization costs were incurred during the years ended December 31, 2022 and 2021, respectively, primarily related to ongoing consulting and separation activities in the Company’s international operations.
The Company recorded $26 million, $22 million, and $54 million of TRS costs in 2022, 2021, and 2020, respectively. TRS costs incurred in 2022 comprised $15 million related to the reorganization, including $9 million for consulting costs and $6 million of separation costs, and $11 million for costs associated with the BCP Business Combination. TRS costs incurred in 2021 comprised $17 million related to the reorganization, including $11 million for consulting costs and $6 million of separation costs, and $5 million for costs associated with the BCP Business Combination. TRS costs incurred in 2020 relate to $51 million of separation costs associated with the reorganization, $2 million for transaction consulting fees, and $1 million of office closure costs.
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
The Holding Company Reorganization gave rise to a note payable by APA to Apache. The note has a seven-year term, maturing on February 29, 2028, and bears interest at a rate of 4.5 percent per annum, payable semi-annually, subject to APA’s option to allow accrued interest to convert to principal (PIK) during the first 5.5 years of the note’s term (to August 31, 2026). The note is guaranteed by each of the three subsidiaries sold by Apache to APA. The Company recognized interest income on this note of $63 million and $51 million during 2022 and 2021, respectively. The interest income related to this note is reflected in “Financing costs, net” on the Company’s statement of consolidated operations. Apache allowed interest accrued from March 1, 2021 through August 31, 2022, totaling $93 million, to PIK pursuant to the note.
In the fourth quarter of 2021, in conjunction with the ratification of a new merged concession agreement (MCA) with EGPC, Apache entered into an agreement with APA under which the historical value of existing concessions prior to ratifying the MCA was retained by Apache, with any excess value from the MCA terms being allocated to APA. Sinopec owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business, and a portion of the remaining net income and distributable cash flow is allocated to APA in accordance with the terms of the agreement. In 2022, approximately 30 percent of the remaining net income and distributable cash flow for the Company’s Egyptian operations was allocated to APA. Apache consolidates its Egyptian operations, with noncontrolling interests reflected as a separate component in the Company’s consolidated balance sheet. During 2022, the Company recorded net income attributable to APA’s noncontrolling interest of $278 million, and distributed $216 million of cash to APA in association with its noncontrolling interest.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company continues to provide administrative and support operations for certain APA subsidiaries with interest in the U.S., Suriname, and the Dominican Republic. The Company is reimbursed by APA for employee costs, certain internal costs, and third-party costs paid by the Company in connection with its role as service provider. All reimbursements are based on actual costs incurred, and no market premium is applied by the Company to APA. The Company incurred $18 million and $17 million in reimbursable corporate overhead charges during 2022 and 2021, respectively.
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
In April 2022, Apache made a promissory note payable to APA in the original principal amount of $680 million. Apache made the note in consideration for APA’s assumption under its U.S. dollar denominated syndicated facility on April, 29, 2022 of Apache’s borrowings outstanding upon the simultaneous termination of its 2018 syndicated facility, as described in Note 10—Debt and Financing Costs. The non-interest-bearing note had a term of one year, maturing on April 28, 2023, and was fully repaid by September 30, 2022. Apache repaid $331 million on the note during the second quarter of 2022 and the remaining $349 million during the third quarter of 2022.
Receivable from APA Corporation, totaling $869 million and $77 million as of December 31, 2022 and 2021, respectively, represents the net result of Apache’s administrative and support services provided to APA and other miscellaneous cash management transactions to be settled between the two affiliated entities. Cash will be transferred to Apache over time in order to manage affiliate balances for cash management purposes.
From time to time, the Company may, at its discretion, make distributions of capital to APA Corporation. During 2022, the Company made capital distributions totaling $894 million, primarily in support of APA Corporation’s share repurchase program, dividend payments made by APA, and distributions for APA’s noncontrolling interest during the period. During 2021, the Company made capital distributions totaling $839 million related to dividend payments made by APA.
3.   ACQUISITIONS AND DIVESTITURES
2022 Activity
During 2022, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $37 million.
During 2022, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $52 million, recognizing a gain of approximately $36 million, upon closing of these transactions.
During the first quarter of 2022, the Company completed a previously announced transaction to sell certain non-core mineral rights in the Delaware Basin. The Company received total cash proceeds of approximately $726 million after certain post-closing adjustments and recognized an associated gain of approximately $560 million.
The BCP Business Combination was completed on February 22, 2022. As consideration for the contribution of the Contributed Interests, ALTM issued 50 million shares of Class C Common Stock (and Altus Midstream LP issued a corresponding number of common units) to BCP’s unitholders, which are principally funds affiliated with Blackstone and I Squared Capital. ALTM’s stockholders continued to hold their existing shares of common stock. As a result of the transaction, the Contributor, or its designees, collectively owned approximately 75 percent of the issued and outstanding shares of ALTM common stock. Apache Midstream LLC, a wholly owned subsidiary of APA, which owned approximately 79 percent of the issued and outstanding shares of ALTM common stock prior to the BCP Business Combination, owned approximately 20 percent of the issued and outstanding shares of Kinetik common stock after the transaction closed.
As a result of the BCP Business Combination, the Company deconsolidated ALTM on February 22, 2022 and recognized a gain of approximately $609 million that reflects the difference between the Company’s share of ALTM’s deconsolidated balance sheet and the fair value of its approximate 20 percent retained ownership in the combined entity. A summary of components of the gain, including the ALTM balance sheet amounts deconsolidated at the time of close, is included below:

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
During the first quarter of 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for cash proceeds of $224 million and recognized a loss of $25 million, including transaction fees. Refer to Note 7—Equity Method Interests for further detail. In connection with this secondary offering, the Company agreed that, within 24 months of closing the offering, it will invest a minimum of $100 million of the proceeds of the offering for new well drilling and completion activity at the Alpine High play in the Delaware Basin, where Kinetik has exclusive gas and NGL gathering and processing rights. The Company has invested approximately half of this commitment as of year-end 2022.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2020 Activity
During 2020, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $4 million. Also during 2020, the Company completed the sale of certain non-core assets and leasehold, primarily in the Permian Basin, in multiple transactions for total cash proceeds of $87 million, and recognized a gain of $13 million. The Company also recognized a gain of $19 million during 2020 in connection with a joint venture agreement with TotalEnergies (formerly Total S.A.) to explore and develop Block 58 offshore Suriname.
4.   CAPITALIZED EXPLORATORY WELL COSTS
The following summarizes the changes in capitalized exploratory well costs for the years ended December 31, 2022, 2021, and 2020. Additions pending the determination of proved reserves excludes amounts capitalized and subsequently charged to expense within the same year.

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
Capitalized well costs at beginning of year	$46	$197	$141
Additions pending determination of proved reserves	138	62	226
Divestitures and other	—	(163)	(38)
Reclassifications to proved properties	(110)	(40)	(56)
Charged to exploration expense	(24)	(10)	(76)
Capitalized well costs at end of year	$50	$46	$197
The following provides an aging of capitalized exploratory well costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling as of December 31:

	2022	2021	2020

	(In millions)
Exploratory well costs capitalized for a period of one year or less	$34	$13	$184
Exploratory well costs capitalized for a period greater than one year	16	33	13
Capitalized well costs at end of year	$50	$46	$197

Number of projects with exploratory well costs capitalized for a period greater than one year	10	9	5
Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether reserves can be attributed to these projects. Suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling were $16 million at December 31, 2022. The remaining projects pertain to onshore drilling activity in Egypt for which continued testing and evaluation is ongoing.
Dry hole expenses from suspended exploratory well costs previously capitalized for greater than one year at December 31, 2021 totaled $24 million. These expenses pertain to projects in the North Sea where development is no longer progressing.
The following table summarizes aging by geographic area of those exploratory well costs that, as of December 31, 2022, have been capitalized for a period greater than one year, categorized by the year in which drilling was completed:

	Total	2021	2020	2019 and Prior

	(In millions)
Egypt	$14	$5	$—	$9
North Sea	2	2	—	—
	$16	$7	$—	$9

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Strategies
The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production, as well as fluctuations in exchange rates in connection with transactions denominated in foreign currencies. The Company manages the variability in its cash flows by occasionally entering into derivative transactions on a portion of its crude oil and natural gas production and foreign currency transactions. The Company may utilize various types of derivative financial instruments, including forward contracts, futures contracts, swaps, and options, to manage fluctuations in cash flows resulting from changes in commodity prices or foreign currency values.
In December 2022, counterparty agreements for Apache’s commodity derivative instruments were transferred from Apache to APA Corporation. As of the dates of transfer, Apache’s consolidated balance sheet reflected derivative liabilities totaling $37 million, which represented the fair values of the commodity derivative instruments on those dates. The resulting impacts of the transfer to APA Corporation were the realization of the mark-to-market loss of $37 million on Apache’s statement of consolidated operation and the derecognition of open derivative positions on Apache’s consolidated balance sheet. Apache had no outstanding derivative positions as of December 31, 2022.
Embedded Derivatives
Altus Preferred Units Embedded Derivative
The Altus Preferred Units embedded derivative was deconsolidated as of March 31, 2022 as part of the BCP Business Combination. Refer to Note 3—Acquisitions and Divestitures for discussion of the BCP Business Combination and Note 14—Redeemable Noncontrolling Interest—Altus for a description of the Altus Preferred Units and associated embedded derivative.
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
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
December 31, 2022
Assets:
Commodity derivative instruments	$—	$—	$—	$—	$—	$—
Liabilities:
Commodity derivative instruments	$—	$—	$—	$—	$—	$—
December 31, 2021
Liabilities:
Commodity derivative instruments	$—	$10	$—	$10	$—	$10
Pipeline capacity embedded derivatives	—	46	—	46	—	46
Preferred Units embedded derivative	—	—	57	57	—	57
(1)Derivative fair values were based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties and reclassifications between long-term and short-term balances.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The fair values of the Company’s derivative instruments were not actively quoted in the open market. The Company primarily used a market approach to estimate the fair values of these derivatives on a recurring basis, utilizing futures pricing for the underlying positions provided by a reputable third party, a Level 2 fair value measurement.
Derivative Activity Recorded in the Consolidated Balance Sheet
All derivative instruments were reflected as either assets or liabilities at fair value in the consolidated balance sheet. These fair values were recorded by netting asset and liability positions where counterparty master netting arrangements contained provisions for net settlement. The carrying value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet were as follows:

	For the Year Ended December 31,
	2022	2021

	(In millions)
Current Assets: Other current assets	$—	$—
Other Assets: Deferred charges and other	—	—
Total derivative assets	$—	$—

Current Liabilities: Other current liabilities	$—	$4
Deferred Credits and Other Noncurrent Liabilities: Other	—	109
Total derivative liabilities	$—	$113
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
Realized:
Commodity derivative instruments	$(72)	$25	$(135)
Foreign currency derivative instruments	(13)	—	(1)
Realized gain (loss), net	(85)	25	(136)
Unrealized:
Commodity derivative instruments	9	(20)	11
Pipeline capacity embedded derivatives	—	7	(61)
Foreign currency derivative instruments	—	—	(1)
Preferred Units embedded derivative	(31)	82	(36)
Unrealized gain (loss), net	(22)	69	(87)
Derivative instrument gains (losses), net	$(107)	$94	$(223)
Derivative instrument gains and losses were recorded in “Derivative instrument gains (losses), net” under “Revenues and Other” in the Company’s statement of consolidated operations. Unrealized gains (losses) for derivative activity recorded in the statement of consolidated operations were reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument losses (gains), net” in “Adjustments to reconcile net income (loss) to net cash provided by operating activities.”

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets as of December 31:

	2022	2021

	(In millions)
Inventories	$425	$438
Drilling advances	64	55
Prepaid assets and other	54	56
Current decommissioning security for sold Gulf of Mexico assets	450	100
Total Other current assets	$993	$649
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
During the second quarter of 2022, Kinetik issued a two-for-one split of its Common Stock. Also during 2022, the Company received approximately 1.1 million shares of Kinetik’s Class A Common Stock as paid-in-kind dividends. Finally, in 2022, the Company recorded fair value adjustments on its ownership in Kinetik totaling a gain of approximately $32 million. The Company’s ownership of 18.9 million shares represented approximately 13 percent of Kinetik’s outstanding Class A Common Stock as of December 31, 2022.
The following table presents the activity in the Company’s equity method interest in Kinetik for the year ended December 31, 2022:

Kinetik Holdings Inc

(In millions)
Balance at December 31, 2021	$—
Initial interest upon closing the BCP Business Combination	802
Sale of Class A shares	(250)
Paid-in-kind dividend	40
Fair value adjustments	32
Balance at December 31, 2022	$624
During the year ending December 31, 2022, the Company recorded GPT costs for midstream services provided by Kinetik subsequent to the close of the BCP Business Combination transaction totaling $91 million. As of December 31, 2022, the Company has recorded accrued GPT costs payable to Kinetik of approximately $17 million. In addition, the Company sold natural gas and NGLs to Kinetik during 2022 totaling $8 million. As of December 31, 2022, the Company has recorded accrued receivables from Kinetik of approximately $8 million.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Interest	December 31, 2021
		(In millions)
Gulf Coast Express Pipeline LLC	16.0%	$274
EPIC Crude Holdings, LP	15.0%	—
Permian Highway Pipeline LLC	26.7%	630
Shin Oak Pipeline (Breviloba, LLC)	33.0%	461
Total Altus equity method interests		$1,365
The following table presents the activity in Altus’ equity method interests for the years ended December 31, 2022 and 2021:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Total

	(In millions)
Balance at December 31, 2020	$284	$176	$615	$480	$1,555
Capital contributions	—	2	26	—	28
Distributions	(50)	—	(74)	(49)	(173)
Equity income (loss), net	40	(19)	63	30	114
Accumulated other comprehensive loss	—	1	—	—	1
Impairment(1)	—	(160)	—	—	(160)
Balance at December 31, 2021	274	—	630	461	1,365
Capital contributions	—	2	—	—	2
Distributions	(5)	—	(9)	(7)	(21)
Equity income (loss), net	8	(2)	10	5	21
Deconsolidation of Altus	(277)	—	(631)	(459)	(1,367)
Balance at December 31, 2022	$—	$—	$—	$—	$—
(1)Prior to the deconsolidation of Altus on February 22, 2022, the Company impaired its investment in EPIC in the fourth quarter of 2021. Refer to Note 1—Summary of Significant Accounting Policies for further details on this impairment charge.
For discussion of the financial statement impacts related to the deconsolidation of ALTM, refer to Note 3—Acquisitions and Divestitures.
8.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of December 31:

	2022	2021

	(In millions)
Accrued operating expenses	$139	$129
Accrued exploration and development	300	206
Accrued compensation and benefits	514	292
Accrued interest	96	107
Accrued income taxes	90	28
Current asset retirement obligation	55	41
Current operating lease liability	167	99
Current decommissioning contingency for sold Gulf of Mexico properties	450	100
Other	238	168
Total Other current liabilities	$2,049	$1,170

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021

	(In millions)
Asset retirement obligation at beginning of the year	$2,130	$1,944
Liabilities incurred	4	3
Liabilities divested	(73)	(44)
Liabilities settled	(39)	(32)
Accretion expense	117	113
Revisions in estimated liabilities	(148)	146
Asset retirement obligation at end of the year	1,991	2,130
Less current portion	(55)	(41)
Asset retirement obligation, long-term	$1,936	$2,089
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
During 2022 and 2021, the Company recorded $4 million and $3 million, respectively, in abandonment liabilities resulting from the Company’s exploration and development capital program. Liabilities settled primarily relate to individual properties, platforms, and facilities plugged and abandoned during the period. During 2022, net abandonment costs were revised downward approximately $148 million to reflect changes in estimates of timing, activity costs, and foreign currency exchange rates on service costs, primarily in the North Sea. This downward revision was partially offset by an upward revision in the U.S. During 2021, approximately $146 million net abandonment costs were revised upward to reflect changes in estimates of higher activity costs and long-term inflation assumptions, primarily in the U.S.
10.    DEBT AND FINANCING COSTS
Overview
The debt of Apache is senior unsecured debt and has equal priority with respect to the payment of both principal and interest. All indentures of Apache for the notes and debentures described below place certain restrictions on the Company, including limits on Apache’s ability to incur debt secured by certain liens. Certain of these indentures also restrict the Company’s ability to enter into certain sale and leaseback transactions and give holders the option to require the Company to repurchase outstanding notes and debentures upon certain changes in control. None of the indentures contain prepayment obligations in the event of a decline in credit ratings.
On August 17, 2020, Apache closed offerings of $1.25 billion in aggregate principal amount of senior unsecured notes, comprised of $500 million in aggregate principal amount of 4.625% notes due 2025 and $750 million in aggregate principal amount of 4.875% notes due 2027. The senior unsecured notes are redeemable at any time, in whole or in part, at Apache’s option, at the applicable redemption price. The net proceeds from the sale of the notes were used to purchase certain outstanding notes in cash tender offers, repay a portion of outstanding borrowings under Apache’s former senior revolving credit facility, and for general corporate purposes.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During 2020, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $588 million for an aggregate purchase price of $428 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $168 million. These repurchases resulted in a $158 million net gain on extinguishment of debt. The net gain includes an acceleration of related discount and debt issuance costs. Additionally, on November 3, 2020, Apache redeemed the remaining $183 million of outstanding 3.625% senior notes due February 1, 2021 at a redemption price equal to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date. The repurchases were financed by borrowings under Apache’s former revolving credit facility.
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
On January 18, 2022, Apache redeemed the outstanding $213 million principal amount of 3.25% senior notes due April 15, 2022, at a redemption price equal to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date. The redemption was financed by borrowing under Apache’s former revolving credit facility.
During the quarter ended March 31, 2022, Apache closed cash tender offers for certain outstanding notes issued under its indentures, accepting for purchase $1.1 billion aggregate principal amount of notes. Apache paid holders an aggregate $1.2 billion in cash, reflecting principal, premium to par, and accrued and unpaid interest. The Company recognized a $66 million loss on extinguishment of debt, including $11 million of unamortized debt discount and issuance costs in connection with the note purchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
During the quarter ended March 31, 2022, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $15 million for an aggregate purchase price of $16 million in cash, including accrued interest and broker fees, reflecting a premium to par of $1 million. The Company recognized a $1 million loss on these repurchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
On October 17, 2022, Apache redeemed the outstanding $123 million outstanding principal amount of 2.625% notes due January 15, 2023, at a redemption price equal to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date. The redemption was financed in part by Apache’s borrowing under the U.S. dollar-denominated revolving credit facility of APA Corporation described below.
Apache intends to reduce debt outstanding under its indentures from time to time.
The Company records gains and losses on extinguishment of debt in “Financing costs, net” in the Company’s statement of consolidated operations.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents the carrying value of the Company’s debt as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(In millions)
3.25% notes due 2022(1)	$—	$213
2.625% notes due 2023(2)	—	123
4.625% notes due 2025(3)	51	500
7.7% notes due 2026	78	79
7.95% notes due 2026	132	133
4.875% due 2027(3)	108	378
4.375% notes due 2028(3)	325	703
7.75% notes due 2029(3)(4)	235	235
4.25% notes due 2030(3)	579	580
6.0% notes due 2037(3)	443	443
5.1% notes due 2040(3)	1,333	1,333
5.25% notes due 2042(3)	399	399
4.75% notes due 2043(3)	428	428
4.25% notes due 2044(3)	221	221
7.375% debentures due 2047	150	150
5.35% notes due 2049(3)	387	387
7.625% debentures due 2096	39	39
Notes and debentures before unamortized discount and debt issuance costs(5)	4,908	6,344
Altus credit facility(6)	—	657
Syndicated credit facilities(6)(7)	—	542
Finance lease obligations	34	36
Unamortized discount	(27)	(30)
Debt issuance costs	(28)	(39)
Total debt	4,887	7,510
Current maturities	(2)	(215)
Long-term debt	$4,885	$7,295
(1)On January 18, 2022, Apache redeemed the 3.25% senior notes due April 15, 2022, at a redemption price equal to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date.
(2)On October 17, 2022, Apache redeemed the 2.625% notes due January 15, 2023, at a redemption price equal to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date.
(3)These notes are redeemable, as a whole or in part, at Apache’s option, subject to a make-whole premium, except that the 7.75% notes due 2029 are only redeemable as whole for principal and accrued interest in the event of certain Canadian tax law changes. The remaining notes and debentures are not redeemable.
(4)Assumed by Apache in August 2017 as permitted by terms of these notes originally issued by a subsidiary and guaranteed by Apache.
(5)The fair values of Apache’s notes and debentures were $4.2 billion and $7.1 billion as of December 31, 2022 and 2021, respectively. The Company uses a market approach to determine the fair value of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(6)The carrying amount of borrowings on credit facilities approximates fair value because the interest rates are variable and reflective of market rates.
(7)Although Apache had no borrowings under APA’s syndicated credit facilities as of December 31, 2022, Apache currently is a guarantor of obligations under those facilities.
Maturities for the Company’s notes and debentures excluding discount and debt issuance costs as of December 31, 2022 are as follows:

(In millions)
2023	$—
2024	—
2025	51
2026	210
2027	108
Thereafter	4,539
Notes and debentures, excluding discounts and debt issuance costs	$4,908

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Uncommitted Lines of Credit
The Company from time to time has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of December 31, 2022 and 2021, there were no outstanding borrowings under these facilities. As of December 31, 2022, there were £199 million and $17 million in letters of credit outstanding under these facilities. As of December 31, 2021, there were £117 million and $17 million in letters of credit outstanding under these facilities.
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
•One credit agreement is denominated in US dollars (the USD Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of US$1.8 billion (including a letter of credit subfacility of up to US$750 million, of which US$150 million currently is committed). APA may increase commitments up to an aggregate US$2.3 billion by adding new lenders or obtaining the consent of any increasing existing lenders. This facility matures in April 2027, subject to APA’s two, one-year extension options.
•The second credit agreement is denominated in pounds sterling (the GBP Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of £1.5 billion for loans and letters of credit. This facility matures in April 2027, subject to APA’s two, one-year extension options.
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
As of December 31, 2022, there were $566 million of borrowings and a $20 million letter of credit outstanding under the USD Agreement, and an aggregate £652 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2021, there were $542 million of borrowings and an aggregate £748 million and $20 million in letters of credit outstanding under the Former Facility. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
All borrowings under the USD Agreement bear interest at one of two per annum rate options selected by the borrower, being either an alternate base rate (as defined), plus a margin ranging from 0.10% to 0.675% (Base Rate Margin), or an adjusted term SOFR rate (as defined), plus a margin varying from 1.10% to 1.675% (Applicable Margin). All borrowings under the GBP Agreement bear interest at an adjusted rate per annum determined by reference to the Sterling Overnight Index Average published by the Bank of England, plus the Applicable Margin. Each New Agreement also requires the borrower to pay quarterly a facility fee on total commitments. Margins and facility fees are at varying rates per annum determined by reference to the senior, unsecured, non-credit enhanced, long-term indebtedness for borrowed money of APA, or if such indebtedness is not rated and the Apache guaranty is in effect, of Apache (Long-Term Debt Rating). As of December 31, 2022, Apache’s Long-Term Debt Rating applied, and the Base Rate Margin was 0.60%, the Applicable Margin was 1.60%, and the facility fee was 0.275%.
A commission is payable quarterly to lenders under each New Agreement on the face amount of each outstanding letter of credit at a per annum rate equal to the Applicable Margin then in effect. Customary letter of credit fronting fees and other charges are payable to issuing banks.
Borrowers under each New Agreement, which may include certain subsidiaries of APA, may borrow, prepay, and reborrow loans and obtain letters of credit, and APA may obtain letters of credit for the account of its subsidiaries, in each case subject to representations and warranties, covenants, and events of default substantially similar to those in the Former Facility, such as:

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
• A financial covenant requires APA to maintain an adjusted debt-to-capital ratio of not greater than 60 percent at the end of any fiscal quarter. For purposes of this calculation, capital continues to exclude the effects of non-cash write-downs, impairments, and related charges occurring after June 30, 2015. At December 31, 2022, APA’s debt-to-capital ratio as calculated under each New Agreement was 21 percent.
• A negative covenant restricts the ability of APA and its subsidiaries to create liens securing debt on their hydrocarbon-related assets, with exceptions for liens typically arising in the oil and gas industry; liens securing debt incurred to finance the acquisition, construction, improvement, or capital lease of assets, provided that such debt, when incurred, does not exceed the subject purchase price and costs, as applicable, and related expenses; liens on subsidiary assets located outside of the U. S. and Canada; and liens arising as a matter of law, such as tax and mechanics’ liens. Liens on assets also are permitted if debt secured thereby does not exceed 15 percent of APA’s consolidated net tangible assets or approximately $1.5 billion as of December 31, 2022.
• Negative covenants restrict APA’s ability to merge with another entity unless it is the surviving entity, a borrower’s disposition of substantially all of its assets, prohibitions on the ability of certain subsidiaries to make payments to borrowers, and guarantees by APA or certain subsidiaries of debt of non-consolidated entities in excess of the stated threshold.
• Lenders may accelerate payment maturity and terminate lending and issuance commitments for nonpayment and other breaches; if a borrower or certain subsidiaries defaults on other indebtedness in excess of the stated threshold, has any unpaid, non-appealable judgment against it for payment of money in excess of the stated threshold, or has specified pension plan liabilities in excess of the stated threshold; or APA undergoes a specified change in control. Such acceleration and termination are automatic upon specified insolvency events of a borrower or certain subsidiaries.
Consistent with the Former Facility, the New Agreements do not require collateral, do not have a borrowing base, do not permit lenders to accelerate maturity or refuse to lend based on unspecified material adverse changes, and do not have borrowing restrictions or prepayment obligations in the event of a decline in credit ratings.
Apache was in compliance with applicable terms of each New Agreement as of December 31, 2022.
In November 2018, Altus and its subsidiary, Altus Midstream LP (Altus LP), were subsidiaries of Apache, and Altus LP entered into an unsecured revolving credit facility for general corporate purposes. The agreement for the facility, as amended, provided aggregate commitments from a syndicate of banks of $800 million, including a letter of credit subfacility. The credit facility was not guaranteed by APA, Apache, or any of APA’s other subsidiaries. On February 22, 2022, Altus was deconsolidated from APA and Apache. As of December 31, 2021, there were $657 million of borrowings and $2 million letters of credit outstanding under the facility.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
Interest expense	$312	$419	$438
Amortization of debt issuance costs	7	8	8
Capitalized interest	(1)	—	(12)
Loss (gain) on extinguishment of debt	67	104	(160)
Interest income	(9)	(8)	(7)
Interest income from APA Corporation, net	(63)	(51)	—
Financing costs, net	$313	$472	$267
As of December 31, 2022, the Company had $28 million of debt issuance costs, which will be charged to financing costs over the life of the related debt issuances. Discount amortization of $2 million, $6 million, and $7 million was recorded as interest expense in 2022, 2021, and 2020, respectively.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11. INCOME TAXES
Income (loss) before income taxes was composed of the following:

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
U.S.	$2,656	$689	$(4,581)
Foreign	3,218	1,291	(259)
Total	$5,874	$1,980	$(4,840)
The total income tax provision consisted of the following:

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
Current income taxes:
Federal	$1	$16	$(2)
State	11	—	—
Foreign	1,495	636	178
	1,507	652	176
Deferred income taxes:
Federal	—	—	—
Foreign	145	(74)	(112)
	145	(74)	(112)
Total	$1,652	$578	$64
The total income tax provision differs from the amounts computed by applying the U.S. statutory income tax rate to income (loss) before income taxes. A reconciliation of the tax on the Company’s income (loss) before income taxes and total tax expense is shown below:

	For the Year Ended December 31,
	2022	2021	2020

	(In millions)
Income tax expense (benefit) at U.S. statutory rate	$1,234	$416	$(1,016)
State income tax, less federal effect(1)	9	—	—
Taxes related to foreign operations	774	300	97
Tax credits	(4)	(10)	(13)
Net change in tax contingencies	1	16	1
Goodwill impairment	—	—	35
Valuation allowances(1)	(705)	(111)	965
Tax adjustments attributable to BCP Business Combination	126	—	—
Remeasurement of U.K. deferred tax liability	208	—	—
Tax attributable to Altus Preferred Unit limited partners	—	(34)	(16)
All other, net	9	1	11
	$1,652	$578	$64
(1)The change in state valuation allowance is included as a component of state income tax.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The net deferred income tax liability reflects the net tax impact of temporary differences between the asset and liability amounts carried on the balance sheet under GAAP and amounts utilized for income tax purposes. The net deferred income tax liability consisted of the following as of December 31:

	2022	2021

	(In millions)
Deferred tax assets:
U.S. and state net operating losses	$2,035	$2,494
Capital losses	357	647
Tax credits and other tax incentives	26	24
Foreign tax credits	2,241	2,241
Accrued expenses and liabilities	145	152
Asset retirement obligation	672	712
Property and equipment	—	3
Investment in Altus Midstream LP	—	64
Net interest expense limitation	55	135
Lease liability	113	81
Decommissioning contingency for sold Gulf of Mexico properties	275	263
Other	—	1
Total deferred tax assets	5,919	6,817
Valuation allowance	(4,831)	(5,875)
Net deferred tax assets	1,088	942
Deferred tax liabilities:
Equity investments	1	2
Property and equipment	1,014	748
Right-of-use asset	110	77
Decommissioning security for sold Gulf of Mexico properties	148	164
Other	90	86
Total deferred tax liabilities	1,363	1,077
Net deferred income tax liability	$275	$135
Net deferred tax assets and liabilities are included in the consolidated balance sheet as of December 31 as follows:

	2022	2021

	(In millions)
Assets:
Deferred charges and other	$39	$13
Liabilities:
Income taxes	314	148
Net deferred income tax liability	$275	$135
On January 14, 2022, Apache Midstream LLC, a wholly owned subsidiary of Apache, exchanged 12.5 million Common Units in Altus Midstream LP for 12.5 million shares of ALTM Class A Common Stock, in a taxable exchange. On February 22, 2022, as a result of the BCP Business Combination, the Company deconsolidated ALTM. On March 11, 2022, the Company sold four million of its shares of Kinetik Class A Common Stock. The Company recorded tax expense of $126 million associated with the BCP Business Combination. The tax impact of the BCP Business Combination was fully offset by a change in valuation allowance. Refer to Note 3— Acquisitions and Divestitures for further detail.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
On May 26, 2022, the U.K. Chancellor of the Exchequer announced a new tax (the Energy Profits Levy) on the profits of oil and gas companies operating in the U.K. and the U.K. Continental Shelf. Under the new law, an additional levy is assessed at a 25 percent rate and is effective for the period of May 26, 2022, through December 31, 2025. The Company recorded a deferred tax expense of $208 million associated with the remeasurement of the U.K. deferred tax liability. On November 17, 2022, the U.K. Chancellor of the Exchequer announced in the Autumn Statement 2022 further changes to the Energy Profits Levy, increasing the levy assessed from a 25 percent rate to a 35 percent rate, effective for the period of January 1, 2023, through March 31, 2028. On November 22, 2022, the U.K. Government published draft legislation to implement this change, among other provisions, and on January 10, 2023, the Finance Act 2023 was enacted, receiving Royal Assent. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the first quarter of 2023, the Company expects to record a deferred tax expense of approximately $170 million to $190 million related to the remeasurement of the December 31, 2022 U.K. deferred tax liability.
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
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize the existing deferred tax assets. A significant piece of negative evidence evaluated was the U.S. pre-tax book cumulative loss incurred over the three-year period ended December 31, 2022. This cumulative loss was primarily the result of low commodity prices and oil and gas impairments during this period. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth.
However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that within the next 12 months the U.S. will exit its cumulative loss, allowing the Company to reach a conclusion that a material portion of the U.S. valuation allowance may no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material for the period the release is recorded.
In 2022, 2021, and 2020, the Company’s valuation allowance decreased by $1.0 billion, decreased by $116 million, and increased by $1.0 billion, respectively, as detailed in the table below:

	2022	2021	2020

	(In millions)
Balance at beginning of year	$5,875	$5,991	$4,959
State(1)	(111)	1	67
U.S.	(706)	(112)	960
Foreign	(227)	(5)	5
Balance at end of year	$4,831	$5,875	$5,991
(1)Reported as a component of state income taxes.
On December 31, 2022, the Company had net operating losses as follows:

	Amount	Expiration
	(In millions)
U.S.	$7,968	2027 - Indefinite
State	6,505	Various
The Company has a U.S. net operating loss carryforward of $8.0 billion, which includes $82 million of net operating loss subject to annual limitation under Section 382 of the Internal Revenue Code (Code). Net operating losses generated in tax years beginning after 2017 are subject to an 80 percent taxable income limitation with indefinite carryover under the 2017 Tax Cuts and Jobs Act. The Company also has state net operating losses of $6.5 billion, a net interest expense carryover of $246 million under Section 163(j) of the Code subject to indefinite carryover, and a U.S. capital loss carryforward of $1.6 billion, which has a five year carryover period expiring between 2023-2027. The Company has recorded a full valuation allowance against the U.S. net operating losses, the state net operating losses, the net interest expense carryover, and the U.S. capital loss because it is more likely than not that these attributes will not be realized.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
On December 31, 2022, the Company had foreign tax credits as follows:

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

	2022	2021	2020

	(In millions)
Balance at beginning of year	$116	$93	$82
Additions based on tax positions related to prior year	—	16	—
Additions based on tax positions related to the current year	—	7	11
Reductions for tax positions of prior years	(27)	—	—
Balance at end of year	$89	$116	$93
The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Each quarter, the Company assesses the amounts provided for and, as a result, may increase or reduce the amount of interest and penalties. During each of the years ended December 31, 2022, 2021, and 2020, the Company recorded tax expense of $1 million for interest and penalties. At December 31, 2022, 2021, and 2020, the Company had an accrued liability for interest and penalties of $5 million, $4 million, and $3 million, respectively.
In 2022, 2021, and 2020, the Company recorded a $27 million net decrease, a $23 million net increase, and an $11 million net increase, respectively, in its reserve for uncertain tax positions.
On September 26, 2022, the Company received a Statutory Notice of Deficiency from the IRS disallowing certain net operating loss carryback and research and development credit refund claims. As a result of the disallowance, on December 14, 2022, the Company filed a petition with the U.S. Tax Court challenging the tax adjustments and requesting a redetermination of the deficiencies stated in the notice.
Apache and its subsidiaries are subject to U.S. federal income tax as well as income tax in various states and foreign jurisdictions. The Company’s uncertain tax positions are related to tax years that may be subject to examination by the relevant taxing authority. Apache’s earliest open tax years in its key jurisdictions are as follows:
Jurisdiction

U.S.	2014
Egypt	2005
U.K.	2021

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
12.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of December 31, 2022, the Company has an accrued liability of approximately $64 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and area of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The trial court entered final judgment in favor of the Company, ruling that the plaintiffs take nothing by their claims and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit. The court of appeals affirmed in part and reversed in part the trial court’s judgment thereby reinstating some of plaintiff’s claims. The Texas Supreme Court granted the Company’s petition for review and heard oral argument in October 2022.
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
California and Delaware Litigation
On July 17, 2017, in three separate actions, San Mateo and Marin Counties and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the state of California against over 30 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. On December 20, 2017, in two separate actions, the City of Santa Cruz and Santa Cruz County filed similar lawsuits against many of the same defendants. On January 22, 2018, the City of Richmond filed a similar lawsuit. On November 14, 2018, the Pacific Coast Federation of Fishermen’s Associations, Inc. also filed a similar lawsuit against many of the same defendants. After removal of all such lawsuits to federal court, the district court remanded them back to state court. The 9th Circuit Court of Appeals’ affirmance of this remand decision was appealed to the U.S. Supreme Court. That appeal was decided by the U.S. Supreme Court ruling in a similar case, BP p.l.c. v. Mayor and City Council of Baltimore. As a result, the California cases were sent back to the 9th Circuit for further appellate review of the decision to remand the cases to state court. The 9th Circuit has since, once again, affirmed the district court’s remand to state court. The defendants are appealing this latest remand decision to the U.S. Supreme Court.
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
Shareholder and Derivative Lawsuits
On February 23, 2021, a case captioned Plymouth County Retirement System v. Apache Corporation, et al. was filed in the United States District Court for the Southern District of Texas (Houston Division) against the Company and certain current and former officers. The complaint, which is a shareholder lawsuit styled as a class action, alleges that (1) the Company intentionally used unrealistic assumptions regarding the amount and composition of available oil and gas in Alpine High; (2) the Company did not have the proper infrastructure in place to safely and/or economically drill and/or transport those resources even if they existed in the amounts purported; (3) certain statements and omissions artificially inflated the value of the Company’s operations in the Permian Basin; and (4) as a result, the Company’s public statements were materially false and misleading. The Company believes that plaintiffs’ claims lack merit and intends to vigorously defend this lawsuit.
On January 18, 2023, a case captioned Jerry Hight, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 61st District Court of Harris County, Texas. The case purports to be a derivative action brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. The defendants believe that plaintiff’s claims lack merit and intend to vigorously defend this lawsuit.
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
As of December 31, 2022, the Company had an undiscounted reserve for environmental remediation of approximately $1 million.
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
The Company is not aware of any environmental claims existing as of December 31, 2022 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
By letter dated April 5, 2022, replacing two prior letters dated September 8, 2021 and February 22, 2022, GOM Shelf notified the Bureau of Safety and Environmental Enforcement (BSEE) that it was unable to fund the decommissioning obligations that it is currently obligated to perform on certain of the Legacy GOM Assets. As a result, Apache and other current and former owners in these assets have received orders from BSEE to decommission certain of the Legacy GOM Assets included in GOM Shelf’s notification to BSEE. Apache expects to receive such orders on the other Legacy GOM Assets included in GOM Shelf’s notification letter. Further, Apache anticipates that GOM Shelf may send additional such notices to BSEE in the future and that it may receive additional orders from BSEE requiring it to decommission other Legacy GOM Assets.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2022, Apache estimates that its potential liability to fund decommissioning of Legacy GOM Assets it may be ordered to perform ranges from $1.2 billion to $1.4 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $1.2 billion as of December 31, 2022, representing the estimated costs of decommissioning it may be required to perform on Legacy GOM Assets. Of the total liability recorded, $738 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $450 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued.
As of December 31, 2022, the Company has also recorded a $667 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $217 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $450 million is reflected under “Other current assets.” The Company recognized $157 million and $446 million during 2022 and 2021, respectively, of “Losses on previously sold Gulf of Mexico properties” to reflect the net impact of changes to the estimated decommissioning liability and decommissioning asset to the Company’s statement of consolidated operations.
Leases and Contractual Obligations
The Company determines if an arrangement is an operating or finance lease at the inception of each contract. If the contract is classified as an operating lease, Apache records an ROU asset and corresponding liability reflecting the total remaining present value of fixed lease payments over the expected term of the lease agreement. The expected term of the lease may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. If the Company’s lease does not provide an implicit rate in the contract, the Company uses its incremental borrowing rate when calculating the present value. In the normal course of business, Apache enters into various lease agreements for real estate, drilling rigs, vessels, aircrafts, and equipment related to its exploration and development activities, which are typically classified as operating leases under the provisions of the standard. ROU assets are reflected within “Deferred charges and other assets” on the Company’s consolidated balance sheet, and the associated operating lease liabilities are reflected within “Other current liabilities” and “Other” within “Deferred Credits and Other Noncurrent Liabilities,” as applicable. As allowed under ASU 2016-02, “Leases (Topic 842),” the Company applied practical expedients permitting an entity the option to not evaluate under such standard those existing or expired land easements that were not previously accounted for as leases as well as permitting an entity the option to carry forward its historical assessments of whether existing agreements contain a lease, classification of existing lease agreements, and treatment of initial direct lease costs.
Operating lease expense associated with ROU assets is recognized on a straight-line basis over the lease term. Lease expense is reflected on the statement of consolidated operations commensurate with the leased activities and nature of the services performed. Gross fixed operating lease expense, inclusive of amounts billable to partners and other working interest owners, was $144 million, $127 million, and $149 million for the years ended 2022, 2021, and 2020, respectively. As allowed under the standard, Apache elected to exclude short-term leases (those with terms of 12 months or less) from the balance sheet presentation.
In addition, the Company periodically enters into finance leases that are similar to those leases classified as capital leases under previous GAAP. Finance lease assets are included in “Property, Plant, and Equipment” on the consolidated balance sheet, and the associated finance lease liabilities are reflected within “Current debt” and “Long-term debt,” as applicable. Depreciation on the Company’s finance lease asset was $2 million in each of the years 2022, 2021, and 2020. Interest on the Company’s finance lease liability was $2 million in each of the years 2022, 2021, and 2020.
The following table represents the Company’s weighted average lease term and discount rate as of December 31, 2022:

	Operating Leases	Finance Lease
Weighted average remaining lease term	2.5 years	10.7 years
Weighted average discount rate	3.7%	4.4%

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At December 31, 2022, contractual obligations for long-term operating leases, finance leases, and purchase obligations are as follows:

Net Minimum Commitments(1)	Operating Leases(2)	Finance Lease(3)	Purchase Obligations(4)(5)
	(In millions)
2023	$174	$3	$222
2024	102	3	183
2025	14	4	163
2026	6	4	1,951
2027	6	4	133
Thereafter	11	27	333
Total future minimum payments	313	45	$2,985
Less: imputed interest	(14)	(11)	N/A
Total lease liabilities	299	34	N/A
Current portion	167	2	N/A
Non-current portion	$132	$32	N/A
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
(4)Amounts represent any agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with take-or-pay contracts, NGL processing agreements, drilling work program commitments, and agreements to secure capacity rights on third-party pipelines. Amounts exclude certain product purchase obligations related to marketing and trading activities for which there are no minimum purchase requirements or the amounts are not fixed or determinable. Total costs incurred under take-or-pay and throughput obligations were $183 million, $194 million, and $120 million in 2022, 2021, and 2020, respectively.
(5)Under terms agreed to in the new Egypt merged concession agreement, the Company committed to spend a minimum of $3.5 billion on exploration, development, and operating activities by March 31, 2026. As of December 31, 2022, the Company has spent $1.7 billion and believes it will be able to satisfy the remaining obligation within its current exploration and development program.
The lease liability reflected in the table above represents the Company’s fixed minimum payments that are settled in accordance with the lease terms. Actual lease payments during the period may also include variable lease components such as common area maintenance, usage-based sales taxes and rate differentials, or other similar costs that are not determinable at the inception of the lease. Gross variable lease payments, inclusive of amounts billable to partners and other working interest owners were $89 million, $63 million, and $41 million in 2022, 2021, and 2020, respectively.
In addition to the lease liabilities in the table above, at December 31, 2022, undiscounted fixed minimum payments for operating leases not yet commenced totaled $207 million. The leases primarily relate to office leases in Houston and Egypt, and estimated cash payments for 2023 are not expected to be material. The underlying assets for these leases were primarily designed by the lessors, and the Company is in the process of designing leasehold improvements for both leases.
13.    RETIREMENT AND DEFERRED COMPENSATION PLANS
The Company provides retirement benefits to its U.S. employees through the use of multiple plans: a 401(k) savings plan, a money purchase retirement plan, a non-qualified retirement savings plan, and a non-qualified restorative retirement savings plan. The 401(k) savings plan provides participating employees the ability to elect to contribute to the plan up to 50 percent of eligible compensation as defined in the plan, with the Company making matching contributions up to a maximum of 8 percent of each employee’s annual eligible compensation. In addition, the Company contributes 6 percent of each participating employee’s annual eligible compensation to a money purchase retirement plan. The 401(k) savings plan and the money purchase retirement plan are subject to certain annually-adjusted, government-mandated restrictions that limit the amount of employee and Company contributions. For certain eligible employees, the Company also provides a non-qualified retirement savings plan or a non-qualified restorative retirement savings plan. These plans allow the deferral of up to 50 percent of each employee’s base salary, up to 75 percent of each employee’s annual bonus (that accepts employee contributions) and the Company’s matching contributions in excess of the government mandated limitations imposed in the 401(k) savings plan and money purchase retirement plan.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Vesting in the Company’s contributions in the 401(k) savings plan, the money purchase retirement plan, the non-qualified retirement savings plan and the non-qualified restorative retirement savings plan occurs at the rate of 20 percent for every completed year of employment. Upon a qualifying change in control of ownership of APA Corporation, as defined in the applicable plan, immediate and full vesting occurs.
The aggregate annual cost to the Company of all U.S. and international savings plans, the money purchase retirement plan, non-qualified retirement savings plan, and non-qualified restorative retirement savings plan was $40 million, $31 million, and $43 million for 2022, 2021, and 2020, respectively.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables set forth the benefit obligation, fair value of plan assets and funded status as of December 31, 2022, 2021, and 2020, and the underlying weighted average actuarial assumptions used for the U.K. Pension Plan and U.S. postretirement benefit plan. The Company uses a measurement date of December 31 for its pension and postretirement benefit plans.

	2022		2021		2020
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$211	$20	$233	$20	$199	$20
Service cost	2	1	3	1	3	1
Interest cost	3	—	3	—	4	—
Foreign currency exchange rates	(21)	—	(2)	—	8	—
Actuarial losses (gains)	(79)	(5)	(5)	1	30	1
Plan settlements	—	—	(17)	—	—	—
Benefits paid	(8)	(3)	(4)	(4)	(11)	(4)
Retiree contributions	—	2	—	2	—	2
Projected benefit obligation at end of year	108	15	211	20	233	20
Change in Plan Assets
Fair value of plan assets at beginning of year	254	—	262	—	228	—
Actual return (loss) on plan assets	(87)	—	11	—	31	—
Foreign currency exchange rates	(26)	—	(3)	—	9	—
Employer contributions	4	2	5	2	5	2
Plan settlements	—	—	(17)	—	—	—
Benefits paid	(8)	(4)	(4)	(4)	(11)	(4)
Retiree contributions	—	2	—	2	—	2
Fair value of plan assets at end of year	137	—	254	—	262	—
Funded status at end of year	$29	$(15)	$43	$(20)	$29	$(20)
Amounts recognized in Consolidated Balance Sheet
Current liability	$—	$(2)	$—	$(2)	$—	$(2)
Non-current asset (liability)	29	(13)	43	(18)	29	(18)
	$29	$(15)	$43	$(20)	$29	$(20)
Pre-tax Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Accumulated gain (loss)	$(10)	$18	$1	$14	$(11)	$16

Weighted Average Assumptions used as of December 31
Discount rate	5.00%	5.29%	1.80%	2.57%	1.40%	2.06%
Salary increases	4.70%	N/A	4.90%	N/A	4.50%	N/A
Expected return on assets	4.70%	N/A	1.90%	N/A	1.50%	N/A
Healthcare cost trend
Initial	N/A	6.50%	N/A	6.25%	N/A	6.00%
Ultimate in 2028	N/A	5.25%	N/A	5.00%	N/A	5.00%
As of December 31, 2022, 2021, and 2020, the accumulated benefit obligation for the U.K. Pension Plan was $89 million, $205 million, and $207 million, respectively.

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

	Target Allocation	Percentage of Plan Assets at Year-End
	2022	2022	2021
Asset Category
Equity securities:
Overseas quoted equities	14%	15%	15%
Total equity securities	14%	15%	15%
Debt securities:
U.K. government bonds	52%	52%	54%
U.K. corporate bonds	32%	32%	25%
Total debt securities	84%	84%	79%
Cash	2%	1%	6%
Total	100%	100%	100%
The plan’s assets do not include any direct ownership of equity or debt securities of the Company. The fair value of plan assets at December 31, 2022 and 2021 are based upon unadjusted quoted prices for identical instruments in active markets, which is a Level 1 fair value measurement. The following tables present the fair values of plan assets for each major asset category based on the nature and significant concentration of risks in plan assets at December 31, 2022 and 2021:

	December 31,
	2022	2021
	(In millions)
Equity securities:
Overseas quoted equities	$20	$38
Total equity securities	20	38
Debt securities:
U.K. government bonds	71	138
U.K. corporate bonds	44	62
Total debt securities	115	200
Cash	2	16
Fair value of plan assets	$137	$254
The expected long-term rate of return on assets assumptions are derived relative to the yield on long-dated fixed-interest bonds issued by the U.K. government (gilts). For equities, outperformance relative to gilts is assumed to be 3.5 percent per year.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables set forth the components of the net periodic cost and the underlying weighted average actuarial assumptions used for the pension and postretirement benefit plans as of December 31, 2022, 2021, and 2020:

	2022		2021		2020
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
	(In millions)
Components of Net Periodic Benefit Cost
Service cost	$2	$1	$3	$1	$3	$1
Interest cost	3	—	3	—	4	—
Expected return on assets	(4)	—	(4)	—	(5)	—
Amortization of loss	—	(1)	—	(1)	—	(1)
Settlement loss	—	—	—	—	—	—
Net periodic benefit cost	$1	$—	$2	$—	$2	$—
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	1.80%	2.57%	1.40%	2.06%	2.10%	3.00%
Salary increases	4.90%	N/A	4.50%	N/A	4.30%	N/A
Expected return on assets	1.90%	N/A	1.50%	N/A	2.20%	N/A
Healthcare cost trend
Initial	N/A	6.25%	N/A	6.00%	N/A	6.25%
Ultimate in 2028	N/A	5.00%	N/A	5.00%	N/A	5.00%
The Company expects to contribute approximately $2 million to its pension plan and $3 million to its postretirement benefit plan in 2023. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(In millions)
2023	$5	$2
2024	5	2
2025	5	2
2026	5	1
2027	5	1
Years 2028-2032	28	6

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
Classification
Prior to the deconsolidation of Altus on February 22, 2022, at December 31, 2021, the carrying amount of the Preferred Units was recorded as “Redeemable Noncontrolling Interest — Altus Preferred Unit Limited Partners” and classified as temporary equity on the Company’s consolidated balance sheet based on the terms of the Preferred Units, including the redemption rights with respect thereto.
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
Activity related to the Preferred Units for the 2022 and 2021 periods is as follows:

	Units Outstanding	Financial Position(1)
	(In millions, except unit data)
Redeemable noncontrolling interest — Altus Preferred Unit limited partners: at December 31, 2020	660,694	$608
Cash distributions to Altus Preferred Unit limited partners	—	(46)
Distributions payable to Altus Preferred Unit limited partners	—	(12)
Allocation of Altus Midstream net income	N/A	80
Accreted value adjustment	N/A	82
Redeemable noncontrolling interest — Altus Preferred Unit limited partners: at December 31, 2021	660,694	712
Allocation of Altus Midstream LP net income	N/A	12
Accreted value adjustment(1)	N/A	(82)
Redeemable noncontrolling interest — Altus Preferred Unit limited partners: at February 22, 2022	660,694	642
Preferred Units embedded derivative		89
Deconsolidation of Altus		(731)
		$—
(1)Includes the reversal of previously recorded accreted value adjustments due to the deconsolidation of Altus.
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
Stock Compensation Plans
Prior to consummation of the Holding Company Reorganization, the Company maintained several stock-based compensation plans, which include stock options, restricted stock, and conditional restricted stock unit plans. In 2021, pursuant to the Holding Company Reorganization, Apache’s outstanding common shares were converted into equivalent corresponding shares of APA. APA assumed sponsorship of all stock compensation plans. All cash-settled awards previously indexed to Apache’s stock price were subsequently indexed to APA’s stock price, and all unvested stock-settled awards will be settled in APA stock upon vesting.
On May 12, 2016, the Company’s shareholders approved the 2016 Omnibus Compensation Plan (the 2016 Plan), which is used to provide eligible employees with equity-based incentives by granting incentive stock options, non-qualified stock options, performance awards, restricted stock awards, restricted stock units, stock appreciation rights, cash awards, or any combination of the foregoing. As of December 31, 2022, 10.1 million shares were authorized and available for grant under the 2016 Plan. Previously approved plans remain in effect solely for the purpose of governing grants still outstanding that were issued prior to approval of the 2016 Plan. All new grants are issued from the 2016 Plan. In 2018, the Company began issuing cash-settled awards (phantom units) under the restricted stock and conditional restricted stock unit plans. The phantom units represent a hypothetical interest in the Company’s stock and, once vested, are settled in cash.
Costs related to the plans are capitalized or expensed to “Lease operating expenses,” “Exploration,” or “General and administrative” in the Company’s statement of consolidated operations based on the nature of each employee’s activities. The following table summarizes the Company’s stock-settled and cash-settled compensation costs:

	For the Year Ended December 31,
	2022	2021	2020
	(In millions)
Stock-settled and cash-settled compensation expensed	$288	$152	$40
Stock-settled and cash-settled compensation capitalized	43	18	7
Total stock-settled and cash-settled compensation costs	$331	$170	$47
Stock Options
As of December 31, 2022, APA had outstanding options to purchase shares of APA’s common stock under the 2016 Plan and the 2011 Omnibus Equity Compensation Plan (the 2011 Plan and, with the 2016 Plan, the Omnibus Plans). The Omnibus Plans were submitted to and approved by the Company’s shareholders. New shares of common stock will be issued for employee stock option exercises. Under the Omnibus Plans, the exercise price of each option equals the closing price of APA’s common stock on the date of grant. Options granted become exercisable ratably over a three-year period and expire 10 years after granted.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes stock option activity for the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
	(In thousands, except exercise price amounts)
Outstanding, beginning of year	3,012	$63.79	3,537	$72.10	4,298	$75.24
Exercised	(99)	42.09	—	—	—	—
Forfeited	(2)	49.10	—	—	(37)	44.98
Expired	(833)	81.56	(525)	119.83	(724)	92.14
Outstanding, end of year(1)	2,078	57.71	3,012	63.79	3,537	72.10
Expected to vest	—	—	—	—	150	45.77
Exercisable, end of year(1)	2,078	57.71	3,012	63.79	3,387	73.26
(1)As of December 31, 2022, options exercisable and outstanding had a weighted average remaining contractual life of 3.1 years and aggregate intrinsic value of $3.5 million.
There were no options issued and 98,646 options exercised during the year ended December 31, 2022. There were no options issued and no options exercised during the years ended December 31, 2021, and 2020.
Restricted Stock Units and Restricted Stock Phantom Units
Prior to consummation of the Holding Company Reorganization, the Company had restricted stock unit and restricted stock phantom unit plans for eligible employees, including officers. The value of the stock-settled restricted stock unit awards is established by the market price on the date of grant and is recorded as compensation expense ratably over the vesting terms. The restricted stock phantom unit awards represent a hypothetical interest in either APA’s common stock or, prior to the BCP Business Combination, in ALTM’s common stock, as applicable, and, once vested, are settled in cash. Compensation expense related to the cash-settled awards is recorded as a liability and remeasured at the end of each reporting period over the applicable vesting term.
For the years ended December 31, 2022, 2021, and 2020, compensation costs charged to expense for the restricted stock units and restricted stock phantom units was $145 million, $91 million, and $39 million, respectively. As of December 31, 2022, 2021, and 2020, capitalized compensation costs for the restricted stock units and restricted stock phantom units were $22 million, $15 million, and $6 million, respectively.
The following table summarizes stock-settled restricted stock unit activity for the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
	(In thousands, except per share amounts)
Non-vested, beginning of year	2,073	$19.98	1,552	$28.43	2,448	$46.65
Granted	847	29.90	1,506	16.46	1,352	24.60
Vested(3)	(978)	22.39	(857)	29.13	(1,933)	48.65
Forfeited	(57)	23.49	(128)	19.78	(315)	30.09
Non-vested, end of year(1)(2)	1,885	23.08	2,073	19.98	1,552	28.43
(1)As of December 31, 2022, there was $14 million of total unrecognized compensation cost related to 1,885,491 unvested stock-settled restricted stock units.
(2)As of December 31, 2022, the weighted-average remaining life of unvested stock-settled restricted stock units is approximately 0.7 years.
(3)The grant date fair values of the stock-settled awards vested during 2022, 2021, and 2020 were approximately $22 million, $25 million, and $94 million, respectively.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes cash-settled restricted stock phantom unit activity for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Non-vested, beginning of year	6,402	4,423	5,384
Adjustment for ALTM reverse stock split(1)	—	—	(1,246)
Adjustment from ALTM transaction(2)	143	—	—
Granted(3)	2,568	4,441	3,462
Vested	(2,970)	(2,049)	(1,618)
Forfeited	(434)	(413)	(1,559)
Non-vested, end of year(4)	5,709	6,402	4,423
(1)Prior to the deconsolidation of Altus on February 22, 2022, on June 30, 2020, ALTM executed a 1-for-20 reverse stock split of its outstanding common stock. Outstanding cash-settled awards were based on the per-share market price of ALTM common stock.
(2)Following the BCP Business Combination, certain employees were granted restricted stock phantom units based on APA’s common stock price to replace the equivalent value in restricted stock phantom units based on ALTM’s common stock price.
(3)Restricted stock phantom units granted during 2022, 2021, and 2020 included 2,512,602, 4,375,546, and 3,378,486 awards, respectively, based on the per-share market price of APA common stock and 55,546, 65,327, and 83,239 awards, respectively, based on the per-share market price of ALTM common stock prior to the deconsolidation of Altus on February 22, 2022. The restricted stock phantom units granted during 2020 based on ALTM’s per-share market price reflect the 1-for-20 reverse stock split described above.
(4)The outstanding liability for the unvested cash-settled restricted stock phantom units that had not been recognized as of December 31, 2022 was approximately $103 million.
In January 2023, APA awarded 580,254 restricted stock units and 1,950,332 restricted stock phantom units based on APA’s weighted-average per-share market price of $42.15 under the 2016 Plan to eligible employees. Total compensation cost for the restricted stock units and the restricted stock phantom units, absent any forfeitures, is estimated to be $24 million and $85 million, respectively, and was calculated based on the per-share fair market value of a share of APA’s common stock as of the grant date. Compensation cost will be recognized over a three-year vesting period for both plans. The restricted stock phantom units will be classified as a liability and remeasured at the end of each reporting period based on the change in fair value of one share of the Company’s common stock, a Level 1 fair value measurement.
Performance Program
To provide long-term incentives for the Company’s employees to deliver competitive shareholder returns, the Company makes annual grants of conditional restricted stock units to eligible employees. Apache has a performance program for certain eligible employees with payout for a portion of the shares based upon measurement of total shareholder return (TSR) of APA common stock as compared to a designated peer group during a three-year performance period. Payout for the remaining portion of the shares is based on performance and financial objectives as defined in the plan. The overall results of the objectives are calculated at the end of the award’s stated performance period and, if a payout is warranted, applied to the target number of restricted stock units awarded. The performance shares will immediately vest 50 percent at the end of the three-year performance period, with the remaining 50 percent vesting at the end of the following year. Grants from the performance programs outstanding at December 31, 2022, are as described below:
•In January 2018, the Company’s Board of Directors approved the 2018 Performance Program, pursuant to the 2016 Plan. Eligible employees received initial cash-settled conditional phantom units totaling 931,049 units. A total of 23,633 phantom units were outstanding as of December 31, 2022. The results for the performance period yielded a payout of 23 percent of target.
•In January 2019, the Company’s Board of Directors approved the 2019 Performance Program, pursuant to the 2016 Plan. Eligible employees received initial cash-settled conditional phantom units totaling 1,679,832 units. A total of 604,417 phantom units were outstanding as of December 31, 2022. The results for the performance period yielded a payout of 100 percent of target.
•In January 2020, the Company’s Board of Directors approved the 2020 Performance Program, pursuant to the 2016 Plan. Eligible employees received initial cash-settled conditional phantom units totaling 1,687,307 units. A total of 1,311,715 phantom units were outstanding as of December 31, 2022. The results for the performance period yielded a payout of 155 percent of target.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
•In January 2021, the Company’s Board of Directors approved the 2021 Performance Program, pursuant to the 2016 Plan. Eligible employees received the initial cash-settled conditional phantom units totaling 1,959,856 units. The actual amount of phantom units awarded will be between zero and 200 percent of target. A total of 1,826,890 phantom units were outstanding as of December 31, 2022, from which a minimum of zero to a maximum of 3,653,780 units could be awarded.
•In January 2022, the Company’s Board of Directors approved the 2022 Performance Program, pursuant to the 2016 Plan. Eligible employees received the initial cash-settled conditional phantom units totaling 1,093,034 units. The actual amount of phantom units awarded will be between zero and 200 percent of target. A total of 1,068,530 phantom units were outstanding as of December 31, 2022, from which a minimum of zero to a maximum of 2,137,060 units could be awarded.
Compensation costs charged to expense under the performance programs were an expense of $136 million, an expense of $56 million, and a credit of $8 million during 2022, 2021, and 2020, respectively. Capitalized compensation costs under the performance programs were an expense of $21 million, an expense of $3 million, and a credit of $1 million during 2022, 2021, and 2020, respectively.
The following table summarizes cash-settled conditional restricted stock unit activity for the year ended December 31, 2022:

Units
(In thousands)
Non-vested, beginning of year	4,531
Granted	1,676
Vested	(656)
Forfeited	(106)
Expired	(610)
Non-vested, end of year(1)	4,835
(1)As of December 31, 2022, the outstanding liability for the unvested cash-settled conditional restricted stock units that had not been recognized was approximately $53 million.
In January 2023, APA’s board of directors approved the 2023 Performance Program, pursuant to the 2016 Plan. Payout for 40 percent of the shares is based upon measurement of TSR of APA common stock as compared to a designated peer group and the S&P 500 Index during a three-year performance period. Payout for the remaining 60 percent of the shares is based on the performance and financial objectives defined in the 2023 Performance Program. Eligible employees received the initial cash-settled conditional phantom units totaling 797,429 units, with the ultimate number of phantom units to be awarded ranging from zero to a maximum of 1,594,858 units. These phantom units represent a hypothetical interest in the Company’s common stock, and, once vested, are settled in cash. The TSR component of the award had a grant date fair value per award of $62.15 based on a Monte Carlo simulation. The grant date fair value per award for the remaining 60 percent was $44.06 based on the weighted-average fair market value of a share of common stock of APA as of the grant date. These 2023 Performance Program phantom units will be classified as a liability and remeasured at the end of each reporting period based on the change in fair value of one share of the Company’s common stock, a Level 1 fair value measurement.
16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Components of accumulated other comprehensive income (loss) include the following:

	As of December 31,
	2022	2021	2020
	(In millions)
Share of equity method interests other comprehensive loss	$—	$—	$(1)
Pension and postretirement benefit plan (Note 13)	14	22	15
Accumulated other comprehensive income	$14	$22	$14

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
17.    MAJOR CUSTOMERS
The Company is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy-related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. During 2022, sales to EGPC accounted for approximately 15 percent of the Company’s worldwide crude oil, natural gas, and NGLs revenues. During 2021, sales to EGPC and CFE International accounted for approximately 14 percent and 10 percent, respectively, of the Company’s worldwide crude oil, natural gas, and NGLs revenues. During 2020, sales to EGPC and Vitol accounted for approximately 17 percent and 14 percent, respectively, of the Company’s worldwide crude oil, natural gas, and NGLs revenues.
Management does not believe that the loss of any one of these customers would have a material adverse effect on the results of operations.
18.    BUSINESS SEGMENT INFORMATION
As of December 31, 2022, the Company is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. The Company’s Upstream business explores for, develops, and produces natural gas, crude oil and NGLs. Prior to the deconsolidation of Altus on February 22, 2022, the Company’s midstream business was operated by Altus, which owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(2)
	Upstream
	(In millions)
2022
Oil revenues	$3,145	$1,232	$2,323	$—	$—	$6,700
Natural gas revenues	370	281	894	—	—	1,545
Natural gas liquids revenues	6	45	735	—	(3)	783
Oil, natural gas, and natural gas liquids production revenues	3,521	1,558	3,952	—	(3)	9,028
Purchased oil and gas sales	—	—	1,850	5	—	1,855
Midstream service affiliate revenues	—	—	—	16	(16)	—
	3,521	1,558	5,802	21	(19)	10,883
Operating Expenses:
Lease operating expenses	526	404	506	—	(1)	1,435
Gathering, processing, and transmission	22	43	304	5	(18)	356
Purchased oil and gas costs	—	—	1,776	—	—	1,776
Taxes other than income	—	—	253	3	—	256
Exploration	84	35	24	—	3	146
Depreciation, depletion, and amortization	400	238	537	2	—	1,177
Asset retirement obligation accretion	—	82	34	1	—	117
	1,032	802	3,434	11	(16)	5,263
Operating Income (Loss)	$2,489	$756	$2,368	$10	$(3)	5,620
Other Income (Expense):
Gain on divestitures, net						1,180
Losses on previously sold Gulf of Mexico properties						(157)
Derivative instrument losses, net						(107)
Other						139
General and administrative						(462)
Transaction, reorganization, and separation						(26)
Financing costs, net						(313)
Income Before Income Taxes						$5,874

Total Assets(3)	$3,148	$1,911	$9,196	$—	$—	$14,255
Net Property and Equipment	$1,976	$1,386	$4,595	$—	$—	$7,957
Additions to Net Property and Equipment	$695	$210	$752	$—	$—	$1,657

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(2)
	Upstream
	(In millions)
2021
Oil revenues	$1,806	$929	$1,850	$—	$—	$4,585
Natural gas revenues	270	183	754	—	—	1,207
Natural gas liquids revenues	9	24	676	—	(3)	706
Oil, natural gas, and natural gas liquids production revenues	2,085	1,136	3,280	—	(3)	6,498
Purchased oil and gas sales	—	—	1,476	11	—	1,487
Midstream service affiliate revenues	—	—	—	127	(127)	—
	2,085	1,136	4,756	138	(130)	7,985
Operating Expenses:
Lease operating expenses	469	383	391	—	(2)	1,241
Gathering, processing, and transmission	12	39	309	32	(128)	264
Purchased oil and gas costs	—	—	1,575	5	—	1,580
Taxes other than income	—	—	190	14	—	204
Exploration	63	34	28	—	2	127
Depreciation, depletion, and amortization	524	270	554	12	—	1,360
Asset retirement obligation accretion	—	79	30	4	—	113
Impairments	26	22	—	160	—	208
	1,094	827	3,077	227	(128)	5,097
Operating Income (Loss)	$991	$309	$1,679	$(89)	$(2)	2,888
Other Income (Expense):
Gain on divestitures, net						67
Losses on previously sold Gulf of Mexico properties						(446)
Derivative instrument gains, net						94
Other						228
General and administrative						(357)
Transaction, reorganization, and separation						(22)
Financing costs, net						(472)
Income Before Income Taxes						$1,980

Total Assets(3)	$2,796	$2,199	$7,700	$1,698	$—	$14,393
Net Property and Equipment	$1,720	$1,646	$4,507	$187	$—	$8,060
Additions to Net Property and Equipment	$319	$159	$523	$3	$—	$1,004

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(2)
	Upstream
	(In millions)
2020
Oil revenues	$1,102	$795	$1,209	$—	$—	$3,106
Natural gas revenues	280	67	251	—	—	598
Natural gas liquids revenues	8	21	304	—	—	333
Oil, natural gas, and natural gas liquids production revenues	1,390	883	1,764	—	—	4,037
Purchased oil and gas sales	—	—	394	4	—	398
Midstream service affiliate revenues	—	—	—	145	(145)	—
	1,390	883	2,158	149	(145)	4,435
Operating Expenses:
Lease operating expenses	424	305	400	—	(2)	1,127
Gathering, processing, and transmission	38	50	291	38	(143)	274
Purchased oil and gas costs	—	—	354	3	—	357
Taxes other than income	—	—	108	15	—	123
Exploration	63	28	168	—	15	274
Depreciation, depletion, and amortization	601	380	779	12	—	1,772
Asset retirement obligation accretion	—	73	32	4	—	109
Impairments	529	7	3,963	2	—	4,501
	1,655	843	6,095	74	(130)	8,537
Operating Income (Loss)	$(265)	$40	$(3,937)	$75	$(15)	(4,102)
Other Income (Expense):
Gain on divestitures, net						32
Derivative instrument losses, net						(223)
Other						64
General and administrative						(290)
Transaction, reorganization, and separation						(54)
Financing costs, net						(267)
Loss Before Income Taxes						$(4,840)

Total Assets(3)	$3,003	$2,220	$5,540	$1,786	$197	$12,746
Net Property and Equipment	$1,955	$1,773	$4,760	$196	$135	$8,819
Additions to Net Property and Equipment	$454	$215	$345	$12	$136	$1,162
(1)Includes revenue from non-customers for the years ended December 31, 2022, 2021, and 2020 of:

	For the Year Ended December 31,
	2022	2021	2020
	(In millions)
Oil	$989	$420	$95
Natural gas	117	47	14
Natural gas liquids	2	2	—
(2)Includes noncontrolling interests in Egypt and Altus Midstream.
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

	United States	Egypt(1)	North Sea	Other International	Total(1)
	(In millions, except per boe)
2022
Oil and gas production revenues	$3,952	$3,521	$1,558	$—	$9,031
Operating cost:
Depreciation, depletion, and amortization(2)	508	390	232	—	1,130
Asset retirement obligation accretion	34	—	82	—	116
Lease operating expenses	506	526	404	—	1,436
Gathering, processing, and transmission	304	22	43	—	369
Exploration expenses	24	84	35	3	146
Production taxes(3)	252	—	—	—	252
Income tax	488	1,100	495	—	2,083
	2,116	2,122	1,291	3	5,532
Results of operations	$1,836	$1,399	$267	$(3)	$3,499
2021
Oil and gas production revenues	$3,280	$2,085	$1,136	$—	$6,501
Operating cost:
Depreciation, depletion, and amortization(2)	511	477	267	—	1,255
Asset retirement obligation accretion	30	—	79	—	109
Lease operating expenses	391	469	383	—	1,243
Gathering, processing, and transmission	309	12	39	—	360
Exploration expenses	28	63	34	2	127
Production taxes(3)	188	—	—	—	188
Income tax	383	479	134	—	996
	1,840	1,500	936	2	4,278
Results of operations	$1,440	$585	$200	$(2)	$2,223
2020
Oil and gas production revenues	$1,764	$1,390	$883	$—	$4,037
Operating cost:
Depreciation, depletion, and amortization(2)	726	540	377	—	1,643
Asset retirement obligation accretion	32	—	73	—	105
Lease operating expenses	400	424	305	—	1,129
Gathering, processing, and transmission	291	38	50	—	379
Exploration expenses	168	63	28	15	274
Impairments related to oil and gas properties	3,938	374	7	—	4,319
Production taxes(3)	106	—	—	—	106
Income tax	(818)	(22)	17	—	(823)
	4,843	1,417	857	15	7,132
Results of operations	$(3,079)	$(27)	$26	$(15)	$(3,095)
(1)Includes noncontrolling interests in Egypt.
(2)Reflects DD&A of capitalized costs of oil and gas properties and, therefore, does not agree with DD&A reflected on Note 18—Business Segment Information.
(3)Reflects only amounts directly related to oil and gas producing properties and, therefore, does not agree with taxes other than income reflected on Note 18—Business Segment Information.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Costs Incurred in Oil and Gas Property Acquisitions, Exploration, and Development Activities

	United States	Egypt(2)	North Sea	Other International	Total(2)
	(In millions)
2022
Acquisitions:
Proved	$19	$3	$—	$—	$22
Unproved	28	—	—	—	28
Exploration	4	169	61	3	237
Development	775	568	(57)	—	1,286
Costs incurred(1)	$826	$740	$4	$3	$1,573
(1) Includes capitalized interest, asset retirement costs:
Capitalized interest	$—	$—	$1	$—	$1
Asset retirement costs	76	—	(215)	—	(139)
2021
Acquisitions:
Proved	$—	$(157)	$—	$—	$(157)
Unproved	9	20	—	—	29
Exploration	6	86	39	30	161
Development	545	404	135	1	1,085
Costs incurred(1)	$560	$353	$174	$31	$1,118
(1) Includes capitalized interest and asset retirement costs, and Egypt modernization impacts as follows:
Capitalized interest	$—	$—	$—	$—	$—
Asset retirement costs	130	—	19	—	149
Egypt PSC modernization impacts - Proved and Unproved	—	(145)	—	—	(145)
2020
Acquisitions:
Proved	$—	$7	$—	$—	$7
Unproved	4	—	—	—	4
Exploration	8	102	68	150	328
Development	332	378	162	—	872
Costs incurred(1)	$344	$487	$230	$150	$1,211
(1) Includes capitalized interest and asset retirement costs as follows:
Capitalized interest	$—	$—	$—	$3	$3
Asset retirement costs	9	—	29	—	38
(2) Includes a noncontrolling interest in Egypt.
In 2021, in connection with Apache’s agreement to enter into a new merged concession agreement with EGPC, as referenced in Note 1—Summary of Significant Accounting Policies, the Company recorded a reduction in proved properties totaling $165 million and an increase in unproved properties of $20 million, reflecting $247 million of incremental value due to the Company for the period between the effective date of April 1, 2021 and closing, partially offset by a $100 million signing bonus and $2 million of other post-closing adjustments.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Capitalized Costs
The following table sets forth the capitalized costs and associated accumulated depreciation, depletion, and amortization relating to the Company’s oil and gas acquisition, exploration, and development activities:

	United States	Egypt(1)	North Sea	Other International	Total(1)
	(In millions)
2022
Proved properties	$18,990	$13,014	$8,945	$—	$40,949
Unproved properties	208	77	11	—	296
	19,198	13,091	8,956	—	41,245
Accumulated DD&A	(14,846)	(11,157)	(7,573)	—	(33,576)
	$4,352	$1,934	$1,383	$—	$7,669

2021
Proved properties	$18,732	$12,373	$8,954	$—	$40,059
Unproved properties	319	63	33	—	415
	19,051	12,436	8,987	—	40,474
Accumulated DD&A	(14,814)	(10,767)	(7,345)	—	(32,926)
	$4,237	$1,669	$1,642	$—	$7,548
(1)Includes noncontrolling interests in Egypt.
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

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Crude Oil and Condensate
	United States	Egypt(1)	North Sea	Total(1)
	(Thousands of barrels)
Proved developed reserves:
December 31, 2019	278,145	103,573	101,712	483,430
December 31, 2020	206,936	95,981	86,566	389,483
December 31, 2021	180,968	106,646	77,073	364,687
December 31, 2022	168,817	108,050	82,580	359,447
Proved undeveloped reserves:
December 31, 2019	46,716	10,831	10,049	67,596
December 31, 2020	25,516	11,228	7,273	44,017
December 31, 2021	18,168	11,003	5,757	34,928
December 31, 2022	16,221	8,557	2,873	27,651

Total proved reserves:
Balance December 31, 2019	324,861	114,404	111,761	551,026
Extensions, discoveries and other additions	17,858	17,855	5,275	40,988
Revisions of previous estimates	(69,247)	2,541	(4,756)	(71,462)
Production	(32,299)	(27,591)	(18,441)	(78,331)
Sales of minerals in-place	(8,721)	—	—	(8,721)
Balance December 31, 2020	232,452	107,209	93,839	433,500
Extensions, discoveries and other additions	17,869	13,390	2,288	33,547
Purchases of minerals in-place	126	—	—	126
Revisions of previous estimates	(4,479)	22,727	(60)	18,188
Production	(27,450)	(25,677)	(13,237)	(66,364)
Sales of minerals in-place	(19,382)	—	—	(19,382)
Balance December 31, 2021	199,136	117,649	82,830	399,615
Extensions, discoveries and other additions	9,776	7,580	2,616	19,972
Purchases of minerals in-place	522	—	—	522
Revisions of previous estimates	7,170	22,433	11,898	41,501
Production	(24,141)	(31,055)	(11,891)	(67,087)
Sales of minerals in-place	(7,425)	—	—	(7,425)
Balance December 31, 2022	185,038	116,607	85,453	387,098
(1)Includes proved reserves of 62 MMbbls, 39 MMbbls, 36 MMbbls, and 38 MMbbls as of December 31, 2022, 2021, 2020, and 2019, respectively, attributable to noncontrolling interests in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Natural Gas Liquids
	United States	Egypt(1)	North Sea	Total(1)
	(Thousands of barrels)
Proved developed reserves:
December 31, 2019	158,794	667	2,317	161,778
December 31, 2020	150,599	716	2,053	153,368
December 31, 2021	164,172	446	2,059	166,677
December 31, 2022	152,999	—	2,230	155,229
Proved undeveloped reserves:
December 31, 2019	23,569	90	660	24,319
December 31, 2020	15,141	126	320	15,587
December 31, 2021	16,380	30	275	16,685
December 31, 2022	15,398	—	76	15,474

Total proved reserves:
Balance December 31, 2019	182,363	757	2,977	186,097
Extensions, discoveries and other additions	11,435	97	312	11,844
Revisions of previous estimates	(469)	264	(207)	(412)
Production	(27,133)	(276)	(709)	(28,118)
Sales of minerals in-place	(456)	—	—	(456)
Balance December 31, 2020	165,740	842	2,373	168,955
Extensions, discoveries and other additions	21,055	7	81	21,143
Purchases of minerals in-place	191	—	—	191
Revisions of previous estimates	22,724	(180)	318	22,862
Production	(24,175)	(193)	(438)	(24,806)
Sales of minerals in-place	(4,983)	—	—	(4,983)
Balance December 31, 2021	180,552	476	2,334	183,362
Extensions, discoveries and other additions	5,456	—	45	5,501
Purchases of minerals in-place	233	—	—	233
Revisions of previous estimates	10,355	(407)	333	10,281
Production	(21,859)	(69)	(406)	(22,334)
Sales of minerals in-place	(6,340)	—	—	(6,340)
Balance December 31, 2022	168,397	—	2,306	170,703
(1)  Includes proved reserves of 159 Mbbls, 281 Mbbls, and 252 Mbbls as of December 31, 2021, 2020, and 2019, respectively, attributable to noncontrolling interests in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Natural Gas
	United States	Egypt(1)	North Sea	Total(1)
	(Millions of cubic feet)
Proved developed reserves:
December 31, 2019	945,938	433,382	106,329	1,485,649
December 31, 2020	1,052,756	409,035	68,159	1,529,950
December 31, 2021	1,237,461	464,826	76,155	1,778,442
December 31, 2022	1,128,066	399,502	66,292	1,593,860
Proved undeveloped reserves:
December 31, 2019	115,040	24,704	16,604	156,348
December 31, 2020	76,504	12,572	8,341	97,417
December 31, 2021	184,441	9,899	7,124	201,464
December 31, 2022	188,976	1,068	2,304	192,348

Total proved reserves:
Balance December 31, 2019	1,060,978	458,086	122,933	1,641,997
Extensions, discoveries and other additions	60,965	83,718	8,140	152,823
Revisions of previous estimates	215,166	(19,849)	(33,541)	161,776
Production	(205,594)	(100,348)	(21,032)	(326,974)
Sales of minerals in-place	(2,255)	—	—	(2,255)
Balance December 31, 2020	1,129,260	421,607	76,500	1,627,367
Extensions, discoveries and other additions	227,684	50,209	3,684	281,577
Purchases of minerals in-place	839	—	—	839
Revisions of previous estimates	279,610	99,143	17,171	395,924
Production	(192,523)	(96,234)	(14,076)	(302,833)
Sales of minerals in-place	(22,968)	—	—	(22,968)
Balance December 31, 2021	1,421,902	474,725	83,279	1,979,906
Extensions, discoveries and other additions	38,157	10,191	1,643	49,991
Purchases of minerals in-place	1,592	—	—	1,592
Revisions of previous estimates	96,381	45,725	(3,431)	138,675
Production	(167,580)	(130,071)	(12,895)	(310,546)
Sales of minerals in-place	(73,410)	—	—	(73,410)
Balance December 31, 2022	1,317,042	400,570	68,596	1,786,208
(1) Includes proved reserves of 224 Bcf, 158 Bcf, 141 Bcf, and 153 Bcf as of December 31, 2022, 2021, 2020, and 2019, respectively, attributable to noncontrolling interests in Egypt.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Total Equivalent Reserves
	United States	Egypt(1)	North Sea	Total(1)
	(Thousands barrels of oil equivalent)
Proved developed reserves:
December 31, 2019	594,595	176,470	121,751	892,816
December 31, 2020	532,994	164,870	99,979	797,843
December 31, 2021	551,384	184,563	91,825	827,772
December 31, 2022	509,827	174,633	95,859	780,319
Proved undeveloped reserves:
December 31, 2019	89,458	15,038	13,476	117,972
December 31, 2020	53,408	13,449	8,983	75,840
December 31, 2021	65,288	12,683	7,219	85,190
December 31, 2022	63,115	8,735	3,333	75,183

Total proved reserves:
Balance December 31, 2019	684,053	191,508	135,227	1,010,788
Extensions, discoveries and other additions	39,454	31,905	6,944	78,303
Revisions of previous estimates	(33,854)	(502)	(10,554)	(44,910)
Production	(93,698)	(44,592)	(22,655)	(160,945)
Sales of minerals in-place	(9,553)	—	—	(9,553)
Balance December 31, 2020	586,402	178,319	108,962	873,683
Extensions, discoveries and other additions	76,871	21,765	2,983	101,619
Purchases of minerals in-place	457	—	—	457
Revisions of previous estimates	64,847	39,071	3,120	107,038
Production	(83,712)	(41,909)	(16,021)	(141,642)
Sales of minerals in-place	(28,193)	—	—	(28,193)
Balance December 31, 2021	616,672	197,246	99,044	912,962
Extensions, discoveries and other additions	21,592	9,278	2,935	33,805
Purchases of minerals in-place	1,020	—	—	1,020
Revisions of previous estimates	33,588	29,647	11,659	74,894
Production	(73,930)	(52,803)	(14,446)	(141,179)
Sales of minerals in-place	(26,000)	—	—	(26,000)
Balance December 31, 2022	572,942	183,368	99,192	855,502
(1) Includes total proved reserves of 99 MMboe, 66 MMboe, 59 MMboe, and 64 MMboe as of December 31, 2022, 2021, 2020, and 2019, respectively, attributable to noncontrolling interests in Egypt.
During 2022, the Company added approximately 34 MMboe from extensions, discoveries, and other additions. The Company recorded 22 MMboe of exploration and development adds in the U.S., comprising 9 MMboe in the Permian Basin, 8 MMboe in the Texas Gulf Coast, and 5 MMboe in the Delaware Basin. Drilling programs for the Permian and Delaware Basins include the Wolfcamp, Bone Spring and Spraberry with the Austin Chalk as the primary focus for the Texas Gulf Coast. International operations contributed 12 MMboe of exploration and development adds, with Egypt contributing 9 MMboe from onshore exploration and appraisal activity primarily in the Khalda Area and 3 MMboe from the North Sea. The Company had combined upward revisions of previously estimated reserves of 75 MMboe. Upward revisions related to miscellaneous changes accounted for 5 MMboe. Engineering and performance upward revisions accounted for 70 MMboe, with Egypt accounting for an increase of 43 MMboe, primarily the result of PSC modernization in Egypt. The North Sea contributed 9 MMboe of upward revisions from well performance and reactivations in both the Beryl and Forties programs. In the United States, the Company experienced positive revisions of 18 MMboe. The Company acquired 1 MMboe of proved reserves and sold 26 MMboe of proved reserves associated with U.S. divestitures, primarily related to Permian Basin assets.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During 2021, the Company added approximately 102 MMboe from extensions, discoveries, and other additions. The Company recorded 77 MMboe of exploration and development adds in the U.S., comprising 59 MMboe in the Permian Basin with the remaining 18 MMboe in the Texas Gulf Coast. The Permian Basin drilling programs targeted the Woodford, Barnett, Bone Springs, and Spraberry, while the Texas Gulf Coast focused on the Austin Chalk. International operations contributed 25 MMboe of exploration and development adds, with Egypt contributing 22 MMboe from onshore exploration and appraisal activity primarily in the Khalda Area concession post-PSC modernization. The North Sea contributed 3 MMboe. The Company had combined upward revisions of previously estimated reserves of 107 MMboe. Upward revisions related to changes in product prices accounted for 85 MMboe. Engineering and performance upward revisions accounted for 22 MMboe, with the new merged concession agreement in Egypt resulting in an increase of 57 MMboe, partially offset by other downward revisions of 35 MMboe across all of the Company’s geographic areas of operation. The Company also sold 28 MMboe of proved reserves associated with U.S. divestitures, primarily related to Permian Basin assets.
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
Approximately 11 percent of the Company’s year-end 2022 estimated proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons. These reserves are considered to be a lower tier of reserves than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. Additional capital may have to be spent to access these reserves. The capital and economic impact of production timing are reflected in this Note 18, under “Future Net Cash Flows.”
Future Net Cash Flows
Future cash inflows as of December 31, 2022, 2021, and 2020 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation. Future development costs include abandonment and dismantlement costs.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table sets forth unaudited information concerning future net cash flows for proved oil and gas reserves, net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under laws in effect as of December 31, 2022, and which relate to oil and gas producing activities. This information does not purport to present the fair market value of the Company’s oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.

	United States	Egypt(1)	North Sea	Total(1)
	(In millions)
2022
Cash inflows	$29,490	$12,819	$10,147	$52,456
Production costs	(10,221)	(2,086)	(3,241)	(15,548)
Development costs	(1,598)	(1,471)	(2,297)	(5,366)
Income tax expense	(1,389)	(2,729)	(2,631)	(6,749)
Net cash flows	16,282	6,533	1,978	24,793
10 percent discount rate	(6,422)	(1,400)	(204)	(8,026)
Discounted future net cash flows(2)	$9,860	$5,133	$1,774	$16,767
2021
Cash inflows	$22,852	$9,337	$6,832	$39,021
Production costs	(8,323)	(1,712)	(2,343)	(12,378)
Development costs	(1,632)	(1,402)	(2,533)	(5,567)
Income tax expense	(134)	(1,887)	(768)	(2,789)
Net cash flows	12,763	4,336	1,188	18,287
10 percent discount rate	(5,294)	(983)	350	(5,927)
Discounted future net cash flows(2)	$7,469	$3,353	$1,538	$12,360
2020
Cash inflows	$12,537	$5,560	$4,122	$22,219
Production costs	(6,244)	(1,704)	(2,388)	(10,336)
Development costs	(1,555)	(633)	(2,448)	(4,636)
Income tax expense	—	(1,096)	316	(780)
Net cash flows	4,738	2,127	(398)	6,467
10 percent discount rate	(1,829)	(437)	1,111	(1,155)
Discounted future net cash flows(2)	$2,909	$1,690	$713	$5,312
(1)Includes discounted future net cash flows of approximately $2.5 billion, $1.6 billion, and $563 million as of December 31, 2022, 2021, and 2020, respectively, attributable to noncontrolling interests in Egypt.
(2)Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $16.1 billion, $14.9 billion, and $7.1 billion as of December 31, 2022, 2021, and 2020, respectively.

The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2022	2021	2020
	(In millions)
Sales, net of production costs	$(6,970)	$(4,707)	$(2,422)
Net change in prices and production costs	8,627	9,376	(5,753)
Discoveries and improved recovery, net of related costs	1,132	1,749	751
Change in future development costs	(347)	(839)	20
Previously estimated development costs incurred during the period	669	545	576
Revision of quantities	2,621	1,983	(418)
Purchases of minerals in-place	17	1	—
Accretion of discount	1,489	626	1,236
Change in income taxes	(2,371)	(1,583)	1,533
Sales of minerals in-place	(363)	(116)	(104)
Change in production rates and other	(97)	13	11
	$4,407	$7,048	$(4,570)