Form 10-Q
period 2023-03-31
APACHE CORP
filed 2023-05-04
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2023 (100% owned by APA Corporation)	1,000
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
•production and reserve levels;
•drilling risks;
•economic and competitive conditions, including market and macro-economic disruptions resulting from the Russian war in Ukraine and from actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC members that participate in OPEC initiatives (OPEC+);
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

•the benefits derived from the operating structure implemented pursuant to the Holding Company Reorganization (as defined in the Notes to the Company’s Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022);
•other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Narrative Analysis of Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
•other risks and uncertainties disclosed in APA Corporation’s first-quarter 2023 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues(1)	$1,706	$2,320
Purchased oil and gas sales	239	349
Total revenues	1,945	2,669
Derivative instrument losses, net	—	(62)
Gain on divestitures, net	1	1,176
Other, net	(32)	45
	1,914	3,828
OPERATING EXPENSES:
Lease operating expenses	314	344
Gathering, processing, and transmission(1)	73	81
Purchased oil and gas costs	216	351
Taxes other than income	50	70
Exploration	44	25
General and administrative	58	151
Transaction, reorganization, and separation	4	14
Depreciation, depletion, and amortization	308	291
Asset retirement obligation accretion	28	29
Financing costs, net	49	140
	1,144	1,496
NET INCOME BEFORE INCOME TAXES	770	2,332
Current income tax provision	346	392
Deferred income tax provision (benefit)	119	(41)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	305	1,981
Net income attributable to noncontrolling interest – Sinopec	84	119
Net income attributable to noncontrolling interest – Altus	—	14
Net income attributable to noncontrolling interest – APA Corporation	84	71
Net loss attributable to Altus Preferred Unit limited partners	—	(70)
NET INCOME ATTRIBUTABLE TO APACHE CORPORATION	$137	$1,847
(1)    For revenues and gathering, processing, and transmission costs associated with Kinetik, refer to Note 7—Equity Method Interests for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$305	$1,981
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Pension and postretirement benefit plan	3	(1)
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	308	1,980
Comprehensive income attributable to noncontrolling interest – Sinopec	84	119
Comprehensive income attributable to noncontrolling interest – Altus	—	14
Comprehensive income attributable to noncontrolling interest – APA Corporation	84	71
Comprehensive loss attributable to Altus Preferred Unit limited partners	—	(70)
COMPREHENSIVE INCOME ATTRIBUTABLE TO APACHE CORPORATION	$140	$1,846

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$305	$1,981
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument losses, net	—	57
Gain on divestitures, net	(1)	(1,176)
Exploratory dry hole expense and unproved leasehold impairments	32	9
Depreciation, depletion, and amortization	308	291
Asset retirement obligation accretion	28	29
Provision for (benefit from) deferred income taxes	119	(41)
(Gain) loss on extinguishment of debt	(9)	67
Other, net	14	(43)
Changes in operating assets and liabilities:
Receivables	(59)	(254)
Inventories	(31)	(43)
Drilling advances and other current assets	(35)	9
Deferred charges and other long-term assets	78	(13)
Accounts payable	(83)	(5)
Accounts receivable from/payable to APA Corporation	16	(33)
Accrued expenses	(316)	18
Deferred credits and noncurrent liabilities	(78)	3
NET CASH PROVIDED BY OPERATING ACTIVITIES	288	856
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(484)	(334)
Leasehold and property acquisitions	(5)	(20)
Notes receivable from APA Corporation	104	—
Proceeds from sale of oil and gas properties	21	767
Proceeds from sale of Kinetik shares	—	224
Deconsolidation of Altus cash and cash equivalents	—	(143)
Other, net	(4)	(4)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(368)	490
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Apache credit facility, net	105	338
Payments on note payable to APA Corporation, net	—	(21)
Payments on fixed-rate debt	(65)	(1,370)
Distributions to noncontrolling interest – Sinopec	(17)	(69)
Distributions to APA Corporation	(17)	(346)
Other, net	6	(13)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12	(1,481)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(68)	(135)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	185	279
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$117	$144

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$105	$128
Income taxes paid, net of refunds	286	305
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2023	December 31, 2022

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117	$185
Receivables, net of allowance of $119 and $117	1,483	1,424
Other current assets (Note 6)	1,090	993
	2,690	2,602
PROPERTY AND EQUIPMENT:
Oil and gas properties	41,658	41,245
Gathering, processing, and transmission facilities	447	449
Other	614	613
Less: Accumulated depreciation, depletion, and amortization	(34,636)	(34,350)
	8,083	7,957
OTHER ASSETS:
Equity method interests (Note 7)	605	624
Decommissioning security for sold Gulf of Mexico properties (Note 12)	132	217
Deferred charges and other	553	571
Noncurrent receivable from APA Corporation (Note 2)	—	869
Notes receivable from APA Corporation (Note 2)	2,196	1,415
	$14,259	$14,255

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$563	$646
Accounts payable to APA Corporation (Note 2)	16	—
Current debt	2	2
Other current liabilities (Note 8)	1,732	2,049
	2,313	2,697
LONG-TERM DEBT (Note 10)	4,918	4,885
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	441	314
Asset retirement obligation (Note 9)	1,959	1,936
Decommissioning contingency for sold Gulf of Mexico properties (Note 12)	656	738
Other	450	443
	3,506	3,431
EQUITY (DEFICIT):
Common stock, $0.625 par, 1,000 and 1,000 shares authorized, respectively, 1,000 and 1,000 shares issued, respectively	—	—
Paid-in capital	8,031	8,025
Accumulated deficit	(5,644)	(5,781)
Accumulated other comprehensive income	17	14
EQUITY ATTRIBUTABLE TO APA CORPORATION	2,404	2,258
Noncontrolling interest – Sinopec	989	922
Noncontrolling interest – APA Corporation	129	62
TOTAL EQUITY	3,522	3,242
	$14,259	$14,255

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	PARENT COMPANY EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY
	(In millions)
For the Quarter Ended March 31, 2022
Balance at December 31, 2021	$712	$8,677	$(9,317)	$22	$(618)	$878	$260
Net income attributable to Apache Corporation	—	—	1,847	—	1,847	—	1,847
Net income attributable to noncontrolling interest – APA	—	—	—	—	—	71	71
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	—	119	119
Net income attributable to noncontrolling interest – Altus	—	—	—	—	—	14	14
Net loss attributable to Altus Preferred Unit limited partners	(70)	—	—	—	—	—	—
Distributions to noncontrolling interest – Sinopec	—	—	—	—	—	(69)	(69)
Distributions to APA Corporation	—	(305)	—	—	(305)	(41)	(346)
Deconsolidation of Altus	(642)	—	—	—	—	(72)	(72)
Other	—	9	—	(1)	8	—	8
Balance at March 31, 2022	$—	$8,381	$(7,470)	$21	$932	$900	$1,832

For the Quarter Ended March 31, 2023
Balance at December 31, 2022	$—	$8,025	$(5,781)	$14	$2,258	$984	$3,242
Net income attributable to Apache Corporation	—	—	137	—	137	—	137
Net income attributable to noncontrolling interest – APA	—	—	—	—	—	84	84
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	—	84	84
Distributions to noncontrolling interest – Sinopec	—	—	—	—	—	(17)	(17)
Distributions to APA Corporation	—	—	—	—	—	(17)	(17)
Other	—	6	—	3	9	—	9
Balance at March 31, 2023	$—	$8,031	$(5,644)	$17	$2,404	$1,118	$3,522
(1)    As a result of the BCP Business Combination (as defined herein), the Company deconsolidated Altus (as defined herein) on February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 3—Acquisitions and Divestitures for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company files these consolidated financial statements with the SEC as a voluntary filer to comply with the terms of certain of the Company’s outstanding debt instruments. They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of any recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which contains a summary of the Company’s significant accounting policies and other disclosures.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2023, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
Apache has determined that one of its limited partnership subsidiaries, which has control over Apache’s Egyptian operations, qualified as a variable interest entity (VIE) under GAAP. Apache continues to consolidate this limited partnership subsidiary because the Company has concluded that it has a controlling financial interest in the Egyptian operations and was determined to be the primary beneficiary of the VIE. Sinopec International Petroleum Exploration and Production Corporation (Sinopec) owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business as a noncontrolling interest. APA Corporation (APA) also owns a noncontrolling interest in Apache’s consolidated Egypt oil and gas business. Refer to Note 2—Transactions with Parent Affiliate for detail regarding APA’s noncontrolling interest. All noncontrolling interests are reflected as a separate component of equity in the Company’s consolidated balance sheet.
On February 22, 2022, Altus Midstream Company (ALTM) closed a previously announced transaction to combine with privately owned BCP Raptor Holdco LP (BCP and, together with BCP Raptor Holdco GP, LLC, the Contributed Entities) in an all-stock transaction, pursuant to the Contribution Agreement entered into by and among ALTM, Altus Midstream LP, New BCP Raptor Holdco, LLC (the Contributor), and BCP (the BCP Contribution Agreement). Pursuant to the BCP Contribution Agreement, the Contributor contributed all of the equity interests of the Contributed Entities (the Contributed Interests) to Altus Midstream LP, with each Contributed Entity becoming a wholly owned subsidiary of Altus Midstream LP (the BCP Business Combination). Upon closing the transaction, the combined entity was renamed Kinetik Holdings Inc. (Kinetik), and the Company determined that it was no longer the primary beneficiary of Kinetik. The Company further determined that Kinetik no longer qualified as a VIE under GAAP. As a result, the Company deconsolidated ALTM on February 22, 2022. Refer to Note 3—Acquisitions and Divestitures for further detail.

The stockholders agreement entered into by and among the Company, ALTM, BCP, and other related and affiliated entities provides that the Company, through one of its wholly owned subsidiaries, retains the ability to designate a director to the board of directors of Kinetik for so long as the Company and its affiliates beneficially own 10 percent or more of Kinetik’s outstanding common stock. Based on this board representation, combined with the Company’s stock ownership, management determined it has significant influence over Kinetik, which is considered a related party of the Company. Investments in which the Company has significant influence, but not control, are accounted for under the equity method of accounting. These investments are recorded separately as “Equity method interests” in the Company’s consolidated balance sheet. The Company elected the fair value option to account for its equity method interest in Kinetik. Refer to Note 7—Equity Method Interests for further detail.
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
Refer to Note 5—Derivative Instruments and Hedging Activities, Note 7—Equity Method Interests, and Note 10—Debt and Financing Costs for further detail regarding the Company’s fair value measurements recorded on a recurring basis.
During the three months ended March 31, 2023 and 2022, the Company recorded no asset impairments in connection with fair value assessments.

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
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the three months ended March 31, 2023 and 2022.
Payments under all contracts with customers are typically due and received within a short-term period of one year or less after physical delivery of the product or service has been rendered. Receivables from contracts with customers, including receivables for purchased oil and gas sales, in each case, net of allowance for credit losses, were $1.4 billion and $1.3 billion as of March 31, 2023 and December 31, 2022, respectively.
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
Refer to Note 13—Business Segment Information for a disaggregation of oil, gas, and natural gas production revenue by product and reporting segment.
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

2.    TRANSACTIONS WITH PARENT AFFILIATE
Apache is a direct, wholly owned subsidiary of APA. Apache holds assets in the U.S., Egypt, and the U.K. and provides administrative and support operations for certain APA subsidiaries with interests in the U.S., Suriname, and the Dominican Republic.
On March 1, 2021, Apache sold to APA all of the equity in the three Apache subsidiaries through which Apache’s interests in Suriname and the Dominican Republic were held. The purchase price is payable pursuant to a senior promissory note made by APA payable to Apache, dated March 1, 2021. The note has a seven-year term, maturing on February 29, 2028, and bears interest at a rate of 4.5 percent per annum, payable semi-annually, subject to APA’s option to allow accrued interest to convert to principal (PIK) during the first 5.5 years of the note’s term (to August 31, 2026). The note is guaranteed by each of the three subsidiaries sold by Apache to APA. The Company recognized interest income on this note of $16 million and $15 million during the first quarters of 2023 and 2022, respectively. The interest income related to this note is reflected in “Financing costs, net” on the Company’s statement of consolidated operations. APA allowed interest accrued from March 1, 2021 through February 28, 2023, totaling $125 million, to PIK pursuant to the note. As of March 31, 2023 and December 31, 2022, there was $1.4 billion in principal outstanding under this note.
APA also made a senior promissory note payable to Apache, dated March 31, 2023, pursuant to which Apache may loan and APA may borrow, repay, and reborrow up to $1.5 billion in aggregate principal amount outstanding at any time. The note has a five-year term, maturing March 31, 2028. The note bears interest at a rate per annum of 6.0 percent, payable semi-annually; however, APA may allow accrued interest to convert to principal, subject to the aggregate maximum principal amount of the note. The note is intended to facilitate cash management of APA and Apache. As of March 31, 2023, there were $749 million in borrowings outstanding under this note.
These notes are both reflected in “Notes receivable from APA Corporation” on the Company’s consolidated balance sheet.
In the fourth quarter of 2021, in conjunction with the ratification of a new merged concession agreement (MCA) with the Egyptian General Petroleum Corporation, Apache entered into an agreement with APA under which the historical value of existing concessions prior to ratifying the MCA was retained by Apache, with any excess value from the MCA terms being allocated to APA. Sinopec owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business, and approximately 50 percent of the remaining net income and distributable cash flow for the Company’s Egyptian operations is being allocated to APA in 2023. Apache consolidates its Egyptian operations, with APA’s noncontrolling interest reflected as a separate component in the Company’s consolidated balance sheet. In the first quarters of 2023 and 2022, the Company recorded net income attributable to APA’s noncontrolling interest of $84 million and $71 million, respectively, and distributed $17 million and $41 million, respectively, of cash to APA in association with its noncontrolling interest.
In connection with the Company’s role as service provider, Apache is reimbursed by APA for employee costs, certain internal costs, and third-party costs paid by the Company. All reimbursements are based on actual costs incurred, and no market premium is applied by the Company to APA. The Company incurred $6 million and $5 million in reimbursable corporate overhead charges in the first quarters of 2023 and 2022, respectively. The Company also collects third-party receivables on behalf of APA. As of March 31, 2023, the Company had accounts payable to APA in connection with these services totaling $16 million, which is reflected in “Accounts payable to APA Corporation” on the Company’s consolidated balance sheet. As of December 31, 2022, the Company had a receivable from APA totaling $869 million, which is reflected in “Noncurrent receivable from APA Corporation.” This balance was incorporated into the March 31, 2023 promissory note discussed above during the first quarter of 2023.
From time to time, the Company may, at its discretion, make distributions of capital to APA. No capital distributions were made during the first quarter of 2023. During the first quarter of 2022, the Company made capital distributions totaling $305 million primarily in support of dividend payments and capital transactions completed by APA during the period.
3.    ACQUISITIONS AND DIVESTITURES
2023 Activity
During the first quarter of 2023, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $5 million.

During the first quarter of 2023, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $21 million, recognizing a gain of approximately $1 million upon closing of these transactions.
2022 Activity
During the first quarter of 2022, the Company completed a transaction to sell certain non-core mineral rights in the Delaware Basin. The Company received total cash proceeds of approximately $726 million after certain post-closing adjustments and recognized an associated gain of approximately $560 million. The Company also completed the sale of other non-core assets and leasehold in multiple transactions for total cash proceeds of $8 million. The Company recognized a gain of approximately $2 million upon closing of these transactions during the first quarter of 2022.
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

As a result of the BCP Business Combination, the Company deconsolidated ALTM on February 22, 2022 and recognized a gain of approximately $609 million that reflects the difference between the Company’s share of ALTM’s deconsolidated balance sheet of $193 million and the fair value of $802 million of its approximate 20 percent retained ownership in the combined entity.
During the first quarter of 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for cash proceeds of $224 million and recognized a loss of $25 million, including transaction fees. Refer to Note 7—Equity Method Interests for further detail.

4.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $74 million and $50 million as of March 31, 2023 and December 31, 2022, respectively. The increase is primarily attributable to additional drilling activity in Egypt, partially offset by successful transfer of well costs during the quarter. Approximately $5 million of suspended exploratory well costs previously capitalized for greater than one year at December 31, 2022 were charged to dry hole expense during the three months ended March 31, 2023.
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
In December 2022, counterparty agreements for Apache’s commodity derivative instruments were transferred from Apache to APA Corporation. Apache had no outstanding derivative positions as of March 31, 2023 or December 31, 2022.
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Realized:
Commodity derivative instruments	$—	$(5)
Realized losses, net	—	(5)
Unrealized:
Commodity derivative instruments	—	(24)
Foreign currency derivative instruments	—	(2)
Preferred Units embedded derivative	—	(31)
Unrealized losses, net	—	(57)
Derivative instrument losses, net	$—	$(62)
Derivative instrument gains and losses were recorded in “Derivative instrument losses, net” under “Revenues and Other” in the Company’s statement of consolidated operations. Unrealized losses for derivative activity recorded in the statement of consolidated operations are reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument losses, net” under “Adjustments to reconcile net income to net cash provided by operating activities.”

6.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	March 31, 2023	December 31, 2022

	(In millions)
Inventories	$487	$425
Drilling advances	64	64
Prepaid assets and other	89	54
Current decommissioning security for sold Gulf of Mexico assets	450	450
Total Other current assets	$1,090	$993
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
The Company’s initial interest in Kinetik was measured at fair value based on the Company’s ownership of approximately 12.9 million shares of Kinetik Class A Common stock as of February 22, 2022. In March 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for a loss, including underwriters fees, of $25 million, which was recorded as a component of “Gain on divestitures, net” under “Revenues and other” in the Company’s statement of consolidated operations. Refer to Note 3—Acquisitions and Divestitures for further detail.
During the second quarter of 2022, Kinetik issued a two-for-one split of its common stock. As of March 31, 2023, the Company’s ownership of 19.3 million shares represented approximately 13 percent of Kinetik’s outstanding Class A Common Stock.
During the first quarters of 2023 and 2022, the Company recorded changes in the fair value of its equity method interest in Kinetik totaling a loss of $19 million and a gain of $24 million, respectively, which were recorded as a component of “Revenues and other” in the Company’s statement of consolidated operations.
During the first quarters of 2023 and 2022, the Company recorded GPT costs for midstream services provided by Kinetik subsequent to the close of the BCP Business Combination transaction totaling $24 million and $10 million, respectively. As of March 31, 2023, the Company has recorded accrued GPT costs payable to Kinetik of approximately $17 million. In addition, the Company sold natural gas and NGLs to Kinetik during the first quarter of 2023 totaling $7 million. As of March 31, 2023, the Company has recorded receivables from Kinetik of approximately $4 million.

8.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	March 31, 2023	December 31, 2022

	(In millions)
Accrued operating expenses	$151	$139
Accrued exploration and development	324	300
Accrued compensation and benefits	216	514
Accrued interest	66	96
Accrued income taxes	136	90
Current asset retirement obligation	55	55
Current operating lease liability	142	167
Current decommissioning contingency for sold Gulf of Mexico properties	433	450
Other	209	238
Total Other current liabilities	$1,732	$2,049
9.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

March 31, 2023
(In millions)
Asset retirement obligation, December 31, 2022	$1,991
Liabilities incurred	5
Liabilities settled	(10)
Accretion expense	28
Asset retirement obligation, March 31, 2023	2,014
Less current portion	(55)
Asset retirement obligation, long-term	$1,959
10.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	March 31, 2023	December 31, 2022

	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$4,835	$4,908
Syndicated credit facilities(2)	105	—
Finance lease obligations	34	34
Unamortized discount	(27)	(27)
Debt issuance costs	(27)	(28)
Total debt	4,920	4,887
Current maturities	(2)	(2)
Long-term debt	$4,918	$4,885
(1)    The fair values of the Company’s notes and debentures were $4.2 billion at each of March 31, 2023 and December 31, 2022.
Apache uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)    The carrying value of borrowings on credit facilities approximates fair value because interest rates are variable and reflective of market rates.
At each of March 31, 2023 and December 31, 2022, current debt included $2 million of finance lease obligations.
During the quarter ended March 31, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $10 million. The Company recognized a $9 million gain on these repurchases. The repurchases were partially financed by Apache’s borrowing under the US dollar-denominated revolving credit facility of APA Corporation described below.

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
On April 29, 2022, Apache entered into two unsecured guaranties of obligations under two unsecured syndicated credit agreements then entered into by APA, of which Apache is a wholly owned subsidiary. APA’s new credit agreements are for general corporate purposes and replaced and refinanced Apache’s 2018 unsecured syndicated credit agreement (the Former Facility).
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
Apache may borrow under APA’s USD Agreement up to an aggregate principal amount of US$300 million outstanding at any given time. As of March 31, 2023, there were $105 million of borrowings by Apache outstanding under the USD Agreement. As of December 31, 2022, there were no borrowings by Apache outstanding under the USD Agreement.
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of March 31, 2023 and December 31, 2022, there were no outstanding borrowings under these facilities. As of March 31, 2023, there were £261 million and $17 million in letters of credit outstanding under these facilities. As of December 31, 2022, there were £199 million and $17 million in letters of credit outstanding under these facilities.

Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Interest expense	$75	$90
Amortization of debt issuance costs	1	2
(Gain) loss on extinguishment of debt	(9)	67
Interest income	(2)	(4)
Interest income from APA Corporation, net	(16)	(15)
Financing costs, net	$49	$140
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
During the first quarter of 2023, the Company’s effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023 on January 10, 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the first quarter of 2022, the Company’s effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On January 10, 2023, Finance Act 2023 was enacted, receiving Royal Assent, and included amendments to the Energy (Oil and Gas) Profits Levy Act of 2022, increasing the levy from a 25 percent rate to a 35 percent rate, effective for the period of January 1, 2023 through March 31, 2028. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the first quarter of 2023, the Company recorded a deferred tax expense of $174 million related to the remeasurement of the December 31, 2022 U.K. deferred tax liability.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (Corporate AMT) on applicable corporations with an average annual financial statement income that exceeds $1 billion for any three consecutive years preceding the tax year at issue. The Corporate AMT is effective for tax years beginning after December 31, 2022. The Company is continuing to evaluate the provisions of the IRA and awaits further guidance from the U.S. Treasury Department to properly assess the impact of these provisions on the Company. Under the existing guidance, the Company does not believe the IRA will have a material impact for 2023.
The Company recorded a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.

12.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of March 31, 2023, the Company has an accrued liability of approximately $64 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on Legal Matters described below, refer to Note 11—Commitments and Contingencies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Louisiana Restoration
As more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including the Company, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to its original condition, regardless of the value of the underlying property. From time to time, restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While adverse judgments against the Company are possible, the Company intends to actively defend these lawsuits and claims.
Starting in November of 2013 and continuing into 2023, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including the Company. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While adverse judgments against the Company might be possible, the Company intends to vigorously oppose these claims.

Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and area of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The trial court entered final judgment in favor of the Company, ruling that the plaintiffs take nothing by their claims and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit. The court of appeals affirmed in part and reversed in part the trial court’s judgment thereby reinstating some of plaintiff’s claims. The Texas Supreme Court granted the Company’s petition for review and heard oral argument in October 2022. On April 28, 2023, the Texas Supreme Court reversed the court of appeals’ decision and remanded the case back to the court of appeals for further proceedings.
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
California and Delaware Litigation
On July 17, 2017, in three separate actions, San Mateo and Marin Counties, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the state of California against over 30 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. On December 20, 2017, in two separate actions, the City of Santa Cruz and Santa Cruz County filed similar lawsuits against many of the same defendants. On January 22, 2018, the City of Richmond filed a similar lawsuit. On November 14, 2018, the Pacific Coast Federation of Fishermen’s Associations, Inc. also filed a similar lawsuit against many of the same defendants.
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

Kulp Minerals Lawsuit
On or about April 7, 2023, Apache was sued in a purported class action in New Mexico styled Kulp Minerals LLC v. Apache Corporation, Case No. D-506-CV-2023-00352 in the Fifth Judicial District. The Kulp Minerals case has not been certified and seeks to represent a group of owners allegedly owed statutory interest under New Mexico law as a result of purported late oil and gas payments. The amount of this claim is not yet reasonably determinable. The Company intends to vigorously defend against the claims asserted in this lawsuit.
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
On January 18, 2023, a case captioned Jerry Hight, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 61st District Court of Harris County, Texas. Then, on February 21, 2023, a case captioned Steve Silverman, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. Then, on April 20, 2023, a case captioned William Wessels, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 151st District Court of Harris County, Texas. These cases purport to be derivative actions brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. The defendants believe that plaintiffs’ claims lack merit and intend to vigorously defend these lawsuits.
Environmental Matters
As of March 31, 2023, the Company had an undiscounted reserve for environmental remediation of approximately $1 million.
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
The Company is not aware of any environmental claims existing as of March 31, 2023 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

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
By letter dated April 5, 2022, replacing two prior letters dated September 8, 2021 and February 22, 2022, and by subsequent letter dated March 1, 2023, GOM Shelf notified the Bureau of Safety and Environmental Enforcement (BSEE) that it was unable to fund the decommissioning obligations that it is currently obligated to perform on certain of the Legacy GOM Assets. As a result, Apache and other current and former owners in these assets have received orders from BSEE to decommission certain of the Legacy GOM Assets included in GOM Shelf’s notifications to BSEE. Apache expects to receive similar orders on the other Legacy GOM Assets included in GOM Shelf’s notification letters. Apache has also received orders to decommission other Legacy GOM Assets that were not included in GOM Shelf’s notification letters. Further, Apache anticipates that GOM Shelf may send additional such notices to BSEE in the future and that it may receive additional orders from BSEE requiring it to decommission other Legacy GOM Assets.
As of March 31, 2023, Apache has incurred $291 million in decommissioning costs related to several Legacy GOM Assets. GOM Shelf did not, and has confirmed that it will not, reimburse Apache for these decommissioning costs. As a result, Apache has sought and will continue to seek reimbursement from its security for these costs, of which $195 million had been reimbursed from Trust A as of March 31, 2023. If GOM Shelf does not reimburse Apache for further decommissioning costs incurred with respect to Legacy GOM Assets, then Apache will continue to seek reimbursement from Trust A, to the extent of available funds, and thereafter, will seek reimbursement from the Bonds and the Letters of Credit until all such funds and securities are fully utilized. In addition, after such sources have been exhausted, Apache has agreed to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning (Standby Loan Agreement), with such standby loan secured by a first and prior lien on the Legacy GOM Assets.
If the combination of GOM Shelf’s net cash flow from its producing properties, the Trust A funds, the Bonds, and the remaining Letters of Credit are insufficient to fully fund decommissioning of any Legacy GOM Assets that Apache may be required to perform or fund, or if GOM Shelf’s net cash flow from its remaining producing properties after the Trust A funds, Bonds, and Letters of Credit are exhausted is insufficient to repay any loans made by Apache under the Standby Loan Agreement, then Apache may be forced to effectively use its available cash to fund the deficit.
As of March 31, 2023, Apache estimates that its potential liability to fund the remaining decommissioning of Legacy GOM Assets it may be ordered to perform or fund ranges from $1.1 billion to $1.3 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $1.1 billion as of March 31, 2023, representing the estimated costs of decommissioning it may be required to perform or fund on Legacy GOM Assets. Of the total liability recorded, $656 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $433 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued.

As of March 31, 2023, the Company has also recorded a $582 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $132 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $450 million is reflected under “Other current assets.”
13.    BUSINESS SEGMENT INFORMATION
As of March 31, 2023, the Company is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Prior to the deconsolidation of Altus on February 22, 2022, the Company’s Midstream business was operated by ALTM, which owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended March 31, 2023	(In millions)
Revenues:
Oil revenues	$629	$282	$439	$—	$—	$1,350
Natural gas revenues	93	60	85	—	—	238
Natural gas liquids revenues	—	10	108	—	—	118
Oil, natural gas, and natural gas liquids production revenues	722	352	632	—	—	1,706
Purchased oil and gas sales	—	—	239	—	—	239
	722	352	871	—	—	1,945
Operating Expenses:
Lease operating expenses	97	77	140	—	—	314
Gathering, processing, and transmission	7	11	55	—	—	73
Purchased oil and gas costs	—	—	216	—	—	216
Taxes other than income	—	—	50	—	—	50
Exploration	36	5	3	—	—	44
Depreciation, depletion, and amortization	123	58	127	—	—	308
Asset retirement obligation accretion	—	18	10	—	—	28
	263	169	601	—	—	1,033
Operating Income(2)	$459	$183	$270	$—	$—	912

Other Income (Expense):
Gain on divestitures, net						1
Other, net						(32)
General and administrative						(58)
Transaction, reorganization, and separation						(4)
Financing costs, net						(49)
Income Before Income Taxes						$770

Total Assets(3)	$3,334	$1,836	$9,089	$—	$—	$14,259

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended March 31, 2022	(In millions)
Revenues:
Oil revenues	$790	$328	$599	$—	$—	$1,717
Natural gas revenues	98	99	183	—	—	380
Natural gas liquids revenues	3	16	207	—	(3)	223
Oil, natural gas, and natural gas liquids production revenues	891	443	989	—	(3)	2,320
Purchased oil and gas sales	—	—	344	5	—	349
Midstream service affiliate revenues	—	—	—	16	(16)	—
	891	443	1,333	21	(19)	2,669
Operating Expenses:
Lease operating expenses	131	96	118	—	(1)	344
Gathering, processing, and transmission	5	12	77	5	(18)	81
Purchased oil and gas costs	—	—	351	—	—	351
Taxes other than income	—	—	67	3	—	70
Exploration	15	5	4	—	1	25
Depreciation, depletion, and amortization	97	62	130	2	—	291
Asset retirement obligation accretion	—	20	8	1	—	29
	248	195	755	11	(18)	1,191
Operating Income (Loss)(2)	$643	$248	$578	$10	$(1)	1,478

Other Income (Expense):
Derivative instrument losses, net						(62)
Gain on divestitures, net						1,176
Other, net						45
General and administrative						(151)
Transaction, reorganization, and separation						(14)
Financing costs, net						(140)
Income Before Income Taxes						$2,332

Total Assets(3)	$2,966	$2,169	$8,359	$—	$—	$13,494
(1)    Includes revenue from non-customers for the quarters ended March 31, 2023 and 2022 of:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Oil	$172	$250
Natural gas	26	31
Natural gas liquids	—	1
(2)Operating income of U.S. and North Sea includes leasehold impairments of $2 million and $3 million, respectively, for the first quarter of 2023.
Operating income of U.S. and Egypt includes leasehold impairments of $3 million, and $1 million, respectively, for the first quarter of 2022.
(3)Intercompany balances are excluded from total assets.
(4)Includes noncontrolling interests of Sinopec, Altus prior to deconsolidation, and APA.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following discussion relates to Apache Corporation (Apache or the Company) and its consolidated subsidiaries and should be read together with the Company’s Consolidated Financial Statements and accompanying notes included in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q, as well as related information set forth in the Company’s Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements, and Management’s Narrative Analysis of Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
Apache, a direct, wholly owned subsidiary of APA Corporation (APA), is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids (NGLs). The Company’s upstream business currently has exploration and production operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). Prior to the BCP Business Combination (as defined in the Notes to the Company’s Consolidated Financial Statements set forth in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q), the Company’s midstream business was operated by Altus Midstream Company (ALTM) through its subsidiary Altus Midstream LP (collectively, Altus). Altus owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas.
The Company’s mission is to grow in an innovative, safe, environmentally responsible, and profitable manner for the long-term benefit of its stakeholders. The Company is focused on rigorous portfolio management, disciplined financial structure, and optimization of returns.
Early in 2020, impacts of the coronavirus disease 2019 (COVID-19) pandemic and related governmental actions began to exert significant downward pressure on crude oil and natural gas prices. Since that time, commodity prices worldwide have largely rebounded; however, uncertainties in the global supply chain and financial markets, including the impact of inflation, rising interest rates, the conflict in Ukraine, and actions taken by foreign oil and gas producing nations, including OPEC+, continue to impact oil supply and demand and contribute to commodity price volatility. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to maintain a balanced asset portfolio; (2) to invest for long-term returns over production growth; and (3) to budget conservatively to generate cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders. The Company continues to aggressively manage its cost structure regardless of the oil price environment and closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process.
In the first quarter of 2023, the Company reported net income of $137 million compared to net income of $1.9 billion in the first quarter of 2022. Results from the first quarter of 2022 included approximately $1.2 billion of transaction gains recognized for divesting certain non-core mineral rights in the Delaware Basin and completing the BCP Business Combination. In addition, net income for the first quarter of 2023 was impacted by lower revenues attributable to lower realized commodity prices when compared to the prior-year period.
The Company generated $288 million of cash from operating activities during the first three months of 2023, 66 percent lower than the first three months of 2022. The Company’s lower operating cash flows for the first three months of 2023 were driven by lower commodity prices and associated revenues and the timing of working capital items. The Company had $117 million of cash on hand at March 31, 2023.
Operational Highlights
Key operational highlights for the quarter include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 49 percent of its total production during the first quarter of 2023. The Company averaged five drilling rigs in the U.S. during the quarter, including two rigs in the Southern Midland Basin and three rigs in the Delaware Basin. The Company’s core Midland Basin development program continues to represent a key growth area for the U.S. assets.

International
•In Egypt, the Company averaged 17 drilling rigs and drilled 19 new productive wells during the first quarter of 2023. First quarter 2023 gross equivalent production in the Company’s Egypt assets decreased 1 percent from the first quarter of 2022, and net production decreased 2 percent. The Company increased drilling and workover activity throughout the past year with a heavier focus on oil prospects. As a result, gross and net oil production for the first three months of 2023 increased approximately 5 percent and 3 percent, respectively, when compared to the first three months of 2022.
•The Company averaged two rigs in the North Sea during the first quarter of 2023. Production increased at Beryl and Forties during the first quarter of 2023 following the completion of maintenance activities at the end of 2022 and improved facility operating efficiency compared to the prior year. The Company will release the Ocean Patriot semi-submersible drilling rig around mid-year 2023, once it completes its scheduled drilling campaign in the North Sea, and thereafter, the associated investment capital will be reallocated to other areas.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended March 31,
	2023		2022
	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$439	33%	$599	35%
Egypt(1)	629	46%	790	46%
North Sea	282	21%	328	19%
Total(1)	$1,350	100%	$1,717	100%

Natural Gas Revenues:
United States	$85	36%	$183	48%
Egypt(1)	93	39%	98	26%
North Sea	60	25%	99	26%
Total(1)	$238	100%	$380	100%

NGL Revenues:
United States	$108	92%	$204	91%
Egypt(1)	—	—%	3	2%
North Sea	10	8%	16	7%
Total(1)	$118	100%	$223	100%

Oil and Gas Revenues:
United States	$632	37%	$986	43%
Egypt(1)	722	42%	891	38%
North Sea	352	21%	443	19%
Total(1)	$1,706	100%	$2,320	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended March 31,
	2023	Increase (Decrease)	2022
Oil Volume (b/d)
United States	64,913	(7)%	69,636
Egypt(1)(2)	87,795	3%	85,018
North Sea	37,502	6%	35,242
Total	190,210	—%	189,896

Natural Gas Volume (Mcf/d)
United States	412,045	(14)%	477,637
Egypt(1)(2)	356,350	(8)%	386,577
North Sea	40,360	5%	38,466
Total	808,755	(10)%	902,680

NGL Volume (b/d)
United States	51,239	(17)%	61,711
Egypt(1)(2)	—	NM	491
North Sea	1,255	(16)%	1,498
Total	52,494	(18)%	63,700

BOE per day(3)
United States	184,827	(12)%	210,953
Egypt(1)(2)	147,186	(2)%	149,938
North Sea(4)	45,483	5%	43,151
Total	377,496	(7)%	404,042
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended March 31,
	2023	2022
Oil (b/d)	140,764	134,397
Natural Gas (Mcf/d)	545,049	597,812
NGL (b/d)	—	735
(2)    Includes net production volumes per day attributable to noncontrolling interests in Egypt of:

	For the Quarter Ended March 31,
	2023	2022
Oil (b/d)	58,559	45,332
Natural Gas (Mcf/d)	237,686	206,079
NGL (b/d)	—	262
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the first quarters of 2023 and 2022 were 46,632 boe/d and 43,668 boe/d, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.
NM — Not Meaningful

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended March 31,
	2023	Increase (Decrease)	2022
Average Oil Price – Per barrel
United States	$75.16	(21)%	$95.58
Egypt	79.58	(23)%	103.22
North Sea	81.57	(20)%	102.20
Total	78.48	(22)%	100.23

Average Natural Gas Price – Per Mcf
United States	$2.28	(46)%	$4.25
Egypt	2.89	2%	2.83
North Sea	17.58	(46)%	32.35
Total	3.28	(30)%	4.70

Average NGL Price – Per barrel
United States	$23.61	(36)%	$36.67
Egypt	—	NM	77.81
North Sea	56.92	(24)%	74.64
Total	24.76	(35)%	38.33
NM — Not Meaningful
First-Quarter 2023 compared to First-Quarter 2022
Crude Oil Crude oil revenues for the first quarter of 2023 totaled $1.4 billion, a $367 million decrease from the comparative 2022 quarter. A 22 percent decrease in average realized prices decreased first-quarter 2023 oil revenues by $372 million compared to the prior-year quarter, while a slightly higher average daily production increased revenues by $5 million. Crude oil revenues accounted for 79 percent of total oil and gas production revenues and 50 percent of worldwide production in the first quarter of 2023. Crude oil prices realized in the first quarter of 2023 averaged $78.48 per barrel, compared with $100.23 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production increased 0.3 Mb/d to 190.2 Mb/d during the first quarter of 2023 from the comparative prior-year period, primarily a result of increased drilling activity and recompletions, partially offset by natural production decline across all assets.
Natural Gas Gas revenues for the first quarter of 2023 totaled $238 million, a $142 million decrease from the comparative 2022 quarter. A 30 percent decrease in average realized prices decreased first-quarter 2023 natural gas revenues by $115 million compared to the prior-year quarter, while 10 percent lower average daily production decreased revenues by $27 million. Natural gas revenues accounted for 14 percent of total oil and gas production revenues and 36 percent of worldwide production during the first quarter of 2023. The Company’s worldwide natural gas production decreased 93.9 MMcf/d to 808.8 MMcf/d during the first quarter of 2023 from the comparative prior-year period, primarily a result of natural production decline across all assets, partially offset by increased drilling activity and recompletions.
NGL NGL revenues for the first quarter of 2023 totaled $118 million, a $105 million decrease from the comparative 2022 quarter. A 35 percent decrease in average realized prices decreased first-quarter 2023 NGL revenues by $79 million compared to the prior-year quarter, while 18 percent lower average daily production decreased revenues by $26 million. NGL revenues accounted for 7 percent of total oil and gas production revenues and 14 percent of worldwide production during the first quarter of 2023. The Company’s worldwide NGL production decreased 11.2 Mb/d to 52.5 Mb/d during the first quarter of 2023 from the comparative prior-year period, primarily a result of natural production decline, partially offset by increased drilling activity and recompletions.

Altus Midstream Revenues
Prior to the BCP Business Combination and associated deconsolidation of Altus on February 22, 2022, Altus Midstream’s services revenues generated through its fee-based contractual arrangements with the Company totaled $16 million during the first quarter of 2022. These revenues were eliminated upon consolidation.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes totaled $239 million and $349 million during the first quarters of 2023 and 2022, respectively. Purchased oil and gas sales were offset by associated purchase costs of $216 million and $351 million during the first quarters of 2023 and 2022, respectively. Gross purchased oil and gas sales values were lower in the first quarter primarily due to lower average natural gas prices in the first quarter of 2023 compared to the prior-year period.
Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Lease operating expenses	$314	$344
Gathering, processing, and transmission	73	81
Purchased oil and gas costs	216	351
Taxes other than income	50	70
Exploration	44	25
General and administrative	58	151
Transaction, reorganization, and separation	4	14
Depreciation, depletion, and amortization:
Oil and gas property and equipment	301	278
Gathering, processing, and transmission assets	2	5
Other assets	5	8
Asset retirement obligation accretion	28	29
Financing costs, net	49	140
Total Operating Expenses	$1,144	$1,496
Lease Operating Expenses (LOE)
LOE decreased $30 million in the first quarter of 2023 from the comparative prior-year period. On a per-unit basis, LOE decreased 7 percent in the first quarter of 2023 from the comparative prior-year period. The decrease was primarily driven by the impact from changes in foreign currency exchange rates against the US dollar and mark-to-market adjustments for cash-based stock compensation expense resulting from changes in APA’s stock price. These decreases were partially offset by overall higher labor costs, chemical and other operating costs trending with global inflation and increased workover activity in the U.S.

Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Third-party processing and transmission costs	$49	$66
Midstream service costs – ALTM	—	18
Midstream service costs – Kinetik	24	10
Upstream processing and transmission costs	73	94
Midstream operating expenses	—	5
Intersegment eliminations	—	(18)
Total Gathering, processing, and transmission	$73	$81
GPT costs decreased $8 million in the first quarter of 2023 from the comparative prior-year period, the result of lower upstream processing and transmission costs, partially offset by impacts of the BCP Business Combination. Upstream processing and transmission costs decreased $21 million in the first quarter of 2023 from the comparative prior-year period, primarily driven by a decrease in production volumes when compared to the prior-year period. Costs for services provided by ALTM in the first quarter of 2022 and prior to the BCP Business Combination totaling $18 million were eliminated in the Company’s consolidated financial statements and reflected as “Intersegment eliminations” in the table above. Subsequent to the BCP Business Combination and the Company’s deconsolidation of Altus on February 22, 2022, these midstream services continue to be provided by Kinetik Holdings Inc. (Kinetik) but are no longer eliminated. Midstream services provided by Kinetik totaled $24 million and $10 million in the first quarters of 2023 and 2022, respectively.
Purchased Oil and Gas Costs
Purchased oil and gas costs totaled $216 million during the first quarter of 2023 compared to $351 million during the first quarter of 2022. Purchased oil and gas costs were offset by associated purchase sales of $239 million during the first quarter of 2023 compared to $349 million during the first quarter of 2022, as discussed above.
Taxes Other Than Income
Taxes other than income decreased $20 million from the first quarter of 2022 primarily from lower severance taxes driven by lower commodity prices as compared to the prior-year period.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Unproved leasehold impairments	$5	$4
Dry hole expense	27	5
Geological and geophysical expense	1	1
Exploration overhead and other	11	15
Total Exploration	$44	$25
Exploration expenses for the first quarter of 2023 increased $19 million from the first quarter of 2022 primarily the result of higher dry hole expenses in Egypt, partially offset by a decrease in geological and geophysical expense and exploration overhead.
General and Administrative (G&A) Expenses
G&A expenses decreased $93 million compared to the first quarter of 2022. The decrease in expenses for the first quarter of 2023 compared to the prior-year period was primarily driven by lower cash-based stock compensation expense resulting from changes in APA’s stock price.

Transaction, Reorganization, and Separation (TRS) Costs
TRS costs decreased $10 million from the first quarter of 2022. The decrease in costs during the first quarter of 2023 compared to the prior-year period was primarily a result of transaction costs from the BCP Business Combination in the first quarter of 2022.
Depreciation, Depletion, and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas properties increased $23 million from the first quarter of 2022. The Company’s DD&A rate on its oil and gas properties increased $0.82 per boe from the first quarter of 2022 driven by general cost inflation. The increase on an absolute basis was also impacted by an increase in capital investment activity in Egypt and acquisitions in the U.S. over the past year.
Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Interest expense	$75	$90
Amortization of debt issuance costs	1	2
(Gain) loss on extinguishment of debt	(9)	67
Interest income	(2)	(4)
Interest income from APA Corporation, net	(16)	(15)
Total Financing costs, net	$49	$140
Net financing costs decreased $91 million from the first quarter of 2022, primarily the result of losses incurred on the extinguishment of debt during the first quarter of 2022 and gains on extinguishment of debt in the first quarter of 2023.
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
During the first quarter of 2023, the Company’s effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023 on January 10, 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the first quarter of 2022, the Company’s effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On January 10, 2023, Finance Act 2023 was enacted, receiving Royal Assent, and included amendments to the Energy (Oil and Gas) Profits Levy Act of 2022, increasing the levy from a 25 percent rate to a 35 percent rate, effective for the period of January 1, 2023 through March 31, 2028. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the first quarter of 2023, the Company recorded a deferred tax expense of $174 million related to the remeasurement of the December 31, 2022 U.K. deferred tax liability.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (Corporate AMT) on applicable corporations with an average annual financial statement income that exceeds $1 billion for any three consecutive years preceding the tax year at issue. The Corporate AMT is effective for tax years beginning after December 31, 2022. The Company is continuing to evaluate the provisions of the IRA and awaits further guidance from the U.S. Treasury Department to properly assess the impact of these provisions on the Company. Under the existing guidance, the Company does not believe the IRA will have a material impact for 2023.

The Company recorded a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
Critical Accounting Estimates
The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions about future events that affect reported amounts in the financial statements and the accompanying notes. The Company identifies certain accounting policies involving estimation as critical accounting estimates based on, among other things, their impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimate. For a discussion of the Company’s most critical accounting estimates, please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Some of the more significant estimates include reserve estimates, oil and gas exploration costs, offshore decommissioning contingency, long-lived asset impairments, asset retirement obligations, and income taxes.
New Accounting Pronouncements
There were no material changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Part I, Item 3—Legal Proceedings of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 12—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is hereby incorporated by reference herein), for a description of material legal proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Given the nature of its business, APA Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in APA Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and APA Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 6.    EXHIBITS

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
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE CORPORATION

Dated:	May 4, 2023	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 4, 2023	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)