Form 10-Q
period 2023-06-30
APACHE CORP
filed 2023-08-03
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2023 (100% owned by APA Corporation)	1,000
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
•other risks and uncertainties disclosed in APA Corporation’s second-quarter 2023 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues(1)	$1,600	$2,525	$3,306	$4,845
Purchased oil and gas sales(1)	144	522	383	871
Total revenues	1,744	3,047	3,689	5,716
Derivative instrument losses, net	—	(32)	—	(94)
Gain (loss) on divestitures, net	5	(27)	6	1,149
Other, net	109	64	77	109
	1,858	3,052	3,772	6,880
OPERATING EXPENSES:
Lease operating expenses	352	359	666	703
Gathering, processing, and transmission(1)	75	94	148	175
Purchased oil and gas costs(1)	131	528	347	879
Taxes other than income	47	78	97	148
Exploration	37	15	81	40
General and administrative	66	83	124	234
Transaction, reorganization, and separation	2	3	6	17
Depreciation, depletion, and amortization	339	278	647	569
Asset retirement obligation accretion	29	29	57	58
Impairments	46	—	46	—
Financing costs, net	42	62	91	202
	1,166	1,529	2,310	3,025
NET INCOME BEFORE INCOME TAXES	692	1,523	1,462	3,855
Current income tax provision	254	415	600	807
Deferred income tax provision (benefit)	(14)	(21)	105	(62)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	452	1,129	757	3,110
Net income attributable to noncontrolling interest – Sinopec	81	141	165	260
Net income attributable to noncontrolling interest – Altus	—	—	—	14
Net income attributable to noncontrolling interest – APA Corporation	81	85	165	156
Net loss attributable to Altus Preferred Unit limited partners	—	—	—	(70)
NET INCOME ATTRIBUTABLE TO APACHE CORPORATION	$290	$903	$427	$2,750
(1)    For transactions associated with Kinetik, refer to Note 7—Equity Method Interests for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$452	$1,129	$757	$3,110
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Pension and postretirement benefit plan	—	—	3	(1)
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	452	1,129	760	3,109
Comprehensive income attributable to noncontrolling interest – Sinopec	81	141	165	260
Comprehensive income attributable to noncontrolling interest – Altus	—	—	—	14
Comprehensive income attributable to noncontrolling interest – APA Corporation	81	85	165	156
Comprehensive loss attributable to Altus Preferred Unit limited partners	—	—	—	(70)
COMPREHENSIVE INCOME ATTRIBUTABLE TO APACHE CORPORATION	$290	$903	$430	$2,749

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$757	$3,110
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument losses, net	—	83
Gain on divestitures, net	(6)	(1,149)
Exploratory dry hole expense and unproved leasehold impairments	61	15
Depreciation, depletion, and amortization	647	569
Asset retirement obligation accretion	57	58
Impairments	46	—
Provision for (benefit from) deferred income taxes	105	(62)
(Gain) loss on extinguishment of debt	(9)	67
Other, net	(113)	(119)
Changes in operating assets and liabilities:
Receivables	92	(501)
Inventories	(45)	(18)
Drilling advances and other current assets	(106)	28
Deferred charges and other long-term assets	159	(11)
Accounts payable	(84)	185
Accounts receivable from/payable to APA Corporation	126	(54)
Accrued expenses	(161)	201
Deferred credits and noncurrent liabilities	(221)	(2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,305	2,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(962)	(635)
Leasehold and property acquisitions	(10)	(26)
Notes receivable from APA Corporation	(144)	—
Proceeds from sale of oil and gas properties	28	751
Proceeds from sale of Kinetik shares	—	224
Deconsolidation of Altus cash and cash equivalents	—	(143)
Other, net	(13)	2
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,101)	173
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Apache credit facility, net	—	138
Payments on note payable to APA Corporation, net	—	(486)
Payments on fixed-rate debt	(65)	(1,370)
Distributions to noncontrolling interest – Sinopec	(100)	(159)
Distributions to APA Corporation	(100)	(733)
Other, net	4	(14)
NET CASH USED IN FINANCING ACTIVITIES	(261)	(2,624)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(57)	(51)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	185	279
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$128	$228

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$151	$176
Income taxes paid, net of refunds	476	637
Non-cash financing adjustment: APA’s assumption of Apache’s borrowings on its syndicated credit facility	—	680
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2023	December 31, 2022

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$128	$185
Receivables, net of allowance of $103 and $117	1,331	1,424
Other current assets (Note 6)	1,161	993
	2,620	2,602
PROPERTY AND EQUIPMENT:
Oil and gas properties	42,117	41,245
Gathering, processing, and transmission facilities	447	449
Other	598	613
Less: Accumulated depreciation, depletion, and amortization	(34,952)	(34,350)
	8,210	7,957
OTHER ASSETS:
Equity method interests (Note 7)	695	624
Decommissioning security for sold Gulf of Mexico properties (Note 12)	57	217
Deferred charges and other	517	571
Noncurrent receivable from APA Corporation (Note 2)	—	869
Notes receivable from APA Corporation (Note 2)	2,473	1,415
	$14,572	$14,255

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$562	$646
Accounts payable to APA Corporation (Note 2)	126	—
Current debt	2	2
Other current liabilities (Note 8)	1,935	2,049
	2,625	2,697
LONG-TERM DEBT (Note 10)	4,812	4,885
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	431	314
Asset retirement obligation (Note 9)	1,978	1,936
Decommissioning contingency for sold Gulf of Mexico properties (Note 12)	472	738
Other	440	443
	3,321	3,431
EQUITY (DEFICIT):
Common stock, $0.625 par, 1,000 and 1,000 shares authorized, respectively, 1,000 and 1,000 shares issued, respectively	—	—
Paid-in capital	8,037	8,025
Accumulated deficit	(5,354)	(5,781)
Accumulated other comprehensive income	17	14
EQUITY ATTRIBUTABLE TO APACHE CORPORATION	2,700	2,258
Noncontrolling interest – Sinopec	987	922
Noncontrolling interest – APA Corporation	127	62
TOTAL EQUITY	3,814	3,242
	$14,572	$14,255

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	EQUITY (DEFICIT) ATTRIBUTABLE TO APACHE CORPORATION	Noncontrolling Interests(1)	TOTAL EQUITY

	(In millions)
For the Quarter Ended June 30, 2022
Balance at March 31, 2022	$—	$8,381	$(7,470)	$21	$932	$900	$1,832
Net income attributable to Apache Corporation	—	—	903	—	903	—	903
Net income attributable to noncontrolling interest – APA	—	—	—	—	—	85	85
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	—	141	141
Distributions to noncontrolling interest – Sinopec	—	—	—	—	—	(90)	(90)
Distributions to APA Corporation	—	(333)	—	—	(333)	(54)	(387)
Other	—	6	—	—	6	—	6
Balance at June 30, 2022	$—	$8,054	$(6,567)	$21	$1,508	$982	$2,490

For the Quarter Ended June 30, 2023
Balance at March 31, 2023	$—	$8,031	$(5,644)	$17	$2,404	$1,118	$3,522
Net income attributable to Apache Corporation	—	—	290	—	290	—	290
Net income attributable to noncontrolling interest – APA	—	—	—	—	—	81	81
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	—	81	81
Distributions to noncontrolling interest – Sinopec	—	—	—	—	—	(83)	(83)
Distributions to APA Corporation	—	—	—	—	—	(83)	(83)
Other	—	6	—	—	6	—	6
Balance at June 30, 2023	$—	$8,037	$(5,354)	$17	$2,700	$1,114	$3,814
(1)    As a result of the BCP Business Combination (as defined herein), the Company deconsolidated Altus (as defined herein) on February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 3—Acquisitions and Divestitures for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	EQUITY (DEFICIT) ATTRIBUTABLE TO APACHE CORPORATION	Noncontrolling Interests(1)	TOTAL EQUITY

	(In millions)
For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$712	$8,677	$(9,317)	$22	$(618)	$878	$260
Net income attributable to APA Corporation	—		2,750	—	2,750	—	2,750
Net income attributable to noncontrolling interest – APA	—	—	—	—	—	156	156
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	—	260	260
Net income attributable to noncontrolling interest – Altus	—	—	—	—	—	14	14
Net loss attributable to Altus Preferred Unit limited partners	(70)	—	—	—	—	—	—
Distributions to noncontrolling interest – Sinopec	—	—	—	—	—	(159)	(159)
Distributions to APA Corporation	—	(638)	—	—	(638)	(95)	(733)
Deconsolidation of Altus	(642)	—	—	—	—	(72)	(72)
Other	—	15	—	(1)	14	—	14
Balance at June 30, 2022	$—	$8,054	$(6,567)	$21	$1,508	$982	$2,490

For the Six Months Ended June 30, 2023
Balance at December 31, 2022	$—	$8,025	$(5,781)	$14	$2,258	$984	$3,242
Net income attributable to APA Corporation	—	—	427	—	427	—	427
Net income attributable to noncontrolling interest – APA	—	—	—	—	—	165	165
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	—	165	165
Distributions to noncontrolling interest – Sinopec	—	—	—	—	—	(100)	(100)
Distributions to APA Corporation	—	—	—	—	—	(100)	(100)
Other	—	12	—	3	15	—	15
Balance at June 30, 2023	$—	$8,037	$(5,354)	$17	$2,700	$1,114	$3,814
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2023, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
During the three and six months ended June 30, 2023 and 2022, the Company recorded no asset impairments in connection with fair value assessments.

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
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the six months ended June 30, 2023 and 2022.
Payments under all contracts with customers are typically due and received within a short-term period of one year or less after physical delivery of the product or service has been rendered. Receivables from contracts with customers, including receivables for purchased oil and gas sales, in each case, net of allowance for credit losses, were $1.2 billion and $1.3 billion as of June 30, 2023 and December 31, 2022, respectively.
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
During the three and six months ended June 30, 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea.
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
Notes Receivable from APA Corporation
On March 1, 2021, Apache sold to APA all of the equity in the three Apache subsidiaries through which Apache’s interests in Suriname and the Dominican Republic were held. The purchase price is payable pursuant to a senior promissory note made by APA payable to Apache, dated March 1, 2021. The note has a seven-year term, maturing on February 29, 2028, and bears interest at a rate of 4.5 percent per annum, payable semi-annually, subject to APA’s option to allow accrued interest to convert to principal (PIK) during the first 5.5 years of the note’s term (to August 31, 2026). The note is guaranteed by each of the three subsidiaries sold by Apache to APA. APA allowed interest accrued from March 1, 2021 through February 28, 2023, totaling $125 million, to PIK pursuant to the note. As of June 30, 2023 and December 31, 2022, there was $1.4 billion in principal outstanding under this note.
APA also made a senior promissory note payable to Apache, dated March 31, 2023, pursuant to which Apache may loan and APA may borrow, repay, and reborrow up to $1.5 billion in aggregate principal amount outstanding at any time. The note has a five-year term, maturing March 31, 2028. The note bears interest at a rate per annum of 6.0 percent, payable semi-annually; however, APA may allow accrued interest to convert to principal, subject to the aggregate maximum principal amount of the note. APA allowed interest accrued from March 31, 2023 through May 15, 2023, totaling approximately $6 million, to PIK pursuant to the note. As of June 30, 2023, there were $994 million in borrowings outstanding under this note. The note is intended to facilitate cash management of APA and Apache.
These notes are both reflected in “Notes receivable from APA Corporation” on the Company’s consolidated balance sheet. The Company recognized interest income on these notes totaling $29 million and $16 million during the second quarters of 2023 and 2022, respectively, and $45 million and $31 million during the first six months of 2023 and 2022, respectively. The interest income related to these notes is reflected in “Financing costs, net” on the Company’s statement of consolidated operations.
Noncontrolling Interest – APA Corporation
In the fourth quarter of 2021, in conjunction with the ratification of a new merged concession agreement (MCA) with the Egyptian General Petroleum Corporation, Apache entered into an agreement with APA under which the historical value of existing concessions prior to ratifying the MCA was retained by Apache, with any excess value from the MCA terms being allocated to APA. Sinopec owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business, and approximately 50 percent of the remaining net income and distributable cash flow for the Company’s Egyptian operations is being allocated to APA in 2023. Apache consolidates its Egyptian operations, with APA’s noncontrolling interest reflected as a separate component in the Company’s consolidated balance sheet. The Company recorded net income attributable to APA’s noncontrolling interest of $81 million and $85 million in the second quarters of 2023 and 2022, respectively, and $165 million and $156 million in the first six months of 2023 and 2022, respectively. The Company also distributed $100 million and $95 million in the first six months of 2023 and 2022, respectively, of cash to APA in association with its noncontrolling interest.

Accounts Receivable from / Accounts Payable to APA
In connection with the Company’s role as service provider, Apache is reimbursed by APA for employee costs, certain internal costs, and third-party costs paid by the Company on behalf of APA. All reimbursements are based on actual costs incurred, and no market premium is applied by the Company to APA. The Company incurred $6 million and $5 million in the second quarters of 2023 and 2022, respectively, and $11 million and $9 million in the first six months of 2023 and 2022, respectively, in reimbursable corporate overhead charges. The Company also collects third-party receivables on behalf of APA. As of June 30, 2023, the Company had accounts payable to APA in connection with these services totaling $126 million, which is reflected in “Accounts payable to APA Corporation” on the Company’s consolidated balance sheet. As of December 31, 2022, the Company had a receivable from APA totaling $869 million, which is reflected in “Noncurrent receivable from APA Corporation.” This balance was incorporated into the senior promissory note dated March 31, 2023, discussed above during the first six months of 2023.
Other Transactions with APA Corporation
From time to time, the Company may, at its discretion, make distributions of capital to APA. No capital distributions were made during the first six months of 2023. During the first six months of 2022, the Company made capital distributions totaling $638 million primarily in support of dividend payments and capital transactions completed by APA during the period.
3.    ACQUISITIONS AND DIVESTITURES
2023 Activity
During the second quarter and first six months of 2023, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $5 million and $10 million, respectively.
During the second quarter and first six months of 2023, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $7 million and $28 million, respectively, recognizing a gain of approximately $5 million and $6 million, respectively, upon closing of these transactions.
2022 Activity
During the second quarter and first six months of 2022, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $26 million.
During the second quarter and first six months of 2022, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $7 million and $15 million, respectively, recognizing a gain of approximately $1 million and $2 million, respectively, upon closing of these transactions.
During the first six months of 2022, the Company completed a transaction to sell certain non-core mineral rights in the Delaware Basin. The Company received total cash proceeds of approximately $726 million after certain post-closing adjustments and recognized an associated gain of approximately $560 million.
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

4.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $71 million and $50 million as of June 30, 2023 and December 31, 2022, respectively. The increase is primarily attributable to additional drilling activity in Egypt, partially offset by successful transfer of well costs during the quarter.
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
In December 2022, counterparty agreements for Apache’s commodity derivative instruments were transferred from Apache to APA Corporation. Apache had no outstanding derivative positions as of June 30, 2023 or December 31, 2022.
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Realized:
Commodity derivative instruments	$—	$(4)	$—	$(9)
Foreign currency derivative instruments	—	(2)	—	(2)
Realized losses, net	—	(6)	—	(11)
Unrealized:
Commodity derivative instruments	—	(20)	—	(44)
Foreign currency derivative instruments	—	(6)	—	(8)
Preferred Units embedded derivative	—	—	—	(31)
Unrealized losses, net	—	(26)	—	(83)
Derivative instrument losses, net	$—	$(32)	$—	$(94)
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

6.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	June 30, 2023	December 31, 2022

	(In millions)
Inventories	$487	$425
Drilling advances	66	64
Prepaid assets and other	158	54
Current decommissioning security for sold Gulf of Mexico assets	450	450
Total Other current assets	$1,161	$993
7.    EQUITY METHOD INTERESTS
The Kinetik Class A Common Stock held by the Company is treated as an interest in equity securities measured at fair value. The Company elected the fair value option for measuring its equity method interest in Kinetik based on practical expedience, variances in reporting timelines, and cost-benefit considerations. The fair value of the Company’s interest in Kinetik is determined using observable share prices on a major exchange, a Level 1 fair value measurement. Fair value adjustments are recorded as a component of “Other, net” under “Revenues and other” in the Company’s statement of consolidated operations.
The Company’s initial interest in Kinetik was measured at fair value based on the Company’s ownership of approximately 12.9 million shares of Kinetik Class A Common stock as of February 22, 2022. In March 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for a loss, including underwriters fees, of $25 million, which was recorded as a component of “Gain on divestitures, net” under “Revenues and other” in the Company’s statement of consolidated operations. Refer to Note 3—Acquisitions and Divestitures for further detail. During the second quarter of 2022, Kinetik issued a two-for-one split of its common stock, resulting in the Company owning approximately 17.7 million shares.
The Company has received approximately 2.1 million shares of Kinetik’s Class A Common Stock as paid-in-kind dividends through June 30, 2023. As of June 30, 2023, the Company’s ownership of 19.8 million shares represented approximately 13 percent of Kinetik’s outstanding Class A Common Stock.
The Company recorded changes in the fair value of its equity method interest in Kinetik totaling gains of $90 million and $42 million in the second quarters of 2023 and 2022, respectively, and gains of $71 million and $66 million in the first six months of 2023 and 2022, respectively. These gains were recorded as a component of “Revenues and other” in the Company’s statement of consolidated operations.
The following table represents sales and costs associated with Kinetik:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Natural gas and NGLs sales	$22	$—	$29	$—
Purchased oil and gas sales	7	—	7	—
	$29	$—	$36	$—

Gathering, processing, and transmission costs	$26	$26	$50	$36
Purchased oil and gas costs	26	—	28	—
	$52	$26	$78	$36
As of June 30, 2023, the Company has recorded accrued costs payable to Kinetik of approximately $37 million and receivables from Kinetik of approximately $19 million.

8.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	June 30, 2023	December 31, 2022

	(In millions)
Accrued operating expenses	$172	$139
Accrued exploration and development	352	300
Accrued compensation and benefits	247	514
Accrued interest	93	96
Accrued income taxes	193	90
Current asset retirement obligation	55	55
Current operating lease liability	102	167
Current decommissioning contingency for sold Gulf of Mexico properties	450	450
Other	271	238
Total Other current liabilities	$1,935	$2,049
9.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

June 30, 2023
(In millions)
Asset retirement obligation, December 31, 2022	$1,991
Liabilities incurred	6
Liabilities settled	(21)
Accretion expense	57
Asset retirement obligation, June 30, 2023	2,033
Less current portion	(55)
Asset retirement obligation, long-term	$1,978
10.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	June 30, 2023	December 31, 2022

	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$4,835	$4,908
Finance lease obligations	33	34
Unamortized discount	(27)	(27)
Debt issuance costs	(27)	(28)
Total debt	4,814	4,887
Current maturities	(2)	(2)
Long-term debt	$4,812	$4,885
(1)    The fair values of the Company’s notes and debentures were $4.1 billion and $4.2 billion as of June 30, 2023 and December 31, 2022, respectively.
Apache uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
At each of June 30, 2023 and December 31, 2022, current debt included $2 million of finance lease obligations.
During the six months ended June 30, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $10 million. The Company recognized a $9 million gain on these repurchases. The repurchases were partially financed by Apache’s borrowing under the US dollar-denominated revolving credit facility of APA Corporation described below.

During the six months ended June 30, 2022, Apache closed cash tender offers for certain outstanding notes issued under its indentures, accepting for purchase $1.1 billion aggregate principal amount of notes. Apache paid holders an aggregate $1.2 billion in cash, reflecting principal, premium to par, and accrued and unpaid interest. The Company recognized a $66 million loss on extinguishment of debt, including $11 million of unamortized debt discount and issuance costs in connection with the note purchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
During the six months ended June 30, 2022, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $15 million for an aggregate purchase price of $16 million in cash, including accrued interest and broker fees, reflecting a premium to par of $1 million. The Company recognized a $1 million loss on these repurchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
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
Apache may borrow under APA’s USD Agreement up to an aggregate principal amount of US$300 million outstanding at any given time. As of June 30, 2023 and December 31, 2022, there were no borrowings by Apache outstanding under the USD Agreement.
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2023 and December 31, 2022, there were no outstanding borrowings under these facilities. As of June 30, 2023, there were £185 million and $3 million in letters of credit outstanding under these facilities. As of December 31, 2022, there were £199 million and $17 million in letters of credit outstanding under these facilities.

Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Interest expense	$74	$75	$149	$165
Amortization of debt issuance costs	—	4	1	6
Capitalized interest	—	(1)	—	(1)
(Gain) loss on extinguishment of debt	—	—	(9)	67
Interest income	(3)	(1)	(5)	(5)
Interest income from APA Corporation, net (Note 2)	(29)	(15)	(45)	(30)
Financing costs, net	$42	$62	$91	$202
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
During the second quarter of 2023, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2023 year-to-date effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023 on January 10, 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter of 2022, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
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
The Company has a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.

12.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of June 30, 2023, the Company has an accrued liability of approximately $52 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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

Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and area of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The trial court entered final judgment in favor of the Company, ruling that the plaintiffs take nothing by their claims and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit. The court of appeals affirmed in part and reversed in part the trial court’s judgment thereby reinstating some of plaintiffs’ claims. The Texas Supreme Court granted the Company’s petition for review and heard oral argument in October 2022. On April 28, 2023, the Texas Supreme Court reversed the court of appeals’ decision and remanded the case back to the court of appeals for further proceedings. After plaintiffs’ request for rehearing, on July 21, 2023, the Texas Supreme Court reaffirmed its reversal of the court of appeals’ decision and remand of the case back to the court of appeals for further proceedings.
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
Canadian Operations Divestiture Dispute
Pursuant to a Sale and Purchase Agreement dated July 6, 2017 (Paramount SPA), the Company and its subsidiaries divested their remaining Canadian operations to Paramount Resources LTD (Paramount). Closing occurred on August 16, 2017. On September 11, 2019, four ex-employees of Apache Canada LTD on behalf of themselves and individuals employed by Apache Canada LTD on July 6, 2017, filed an Amended Statement of Claim in a matter styled Stephen Flesch et. al. v Apache Corporation et. al., No. 1901-09160 Court of Queen’s Bench of Alberta against the Company and others seeking class certification and a finding that the Paramount SPA amounted to a Change of Control of the Company, entitling them to accelerated vesting under the Company’s equity plans. In the suit, the class seeks approximately $60 million USD and punitive damages. Without acknowledging or admitting any liability and solely to avoid the expense and uncertainty of future litigation, Apache has agreed to a settlement in the Flesch class action matter under which Apache will pay $7 million USD to resolve all claims against the Company asserted by the class. The settlement is subject to court approval and is expected to be finalized by the end of 2023.
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
On January 18, 2023, a case captioned Jerry Hight, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 61st District Court of Harris County, Texas. Then, on February 21, 2023, a case captioned Steve Silverman, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. Then, on April 20, 2023, a case captioned William Wessels, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 151st District Court of Harris County, Texas. Then, on July 21, 2023, a case captioned Yang-Li-Yu, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. These cases purport to be derivative actions brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. The defendants believe that plaintiffs’ claims lack merit and intend to vigorously defend these lawsuits.
Environmental Matters
As of June 30, 2023, the Company had an undiscounted reserve for environmental remediation of approximately $1 million.
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

The Company was recently served with two lawsuits filed in Lea County, New Mexico: William O. Stephens v. Apache Corporation; No. D-506-CV-2023-00632, in the Fifth Judicial District and Merchant Livestock Company v. Apache Corporation, Exxon Corporation, et al.; No. D-506-CV-2023-00664, in the Fifth Judicial District. Each lawsuit alleges property damage and environmental impacts from previous oil and gas operations that require remediation. The Company disputes that it is responsible for the damages claimed and/or relief sought and intends to vigorously defend each lawsuit. At this time, the Company is unable to reasonably estimate whether either lawsuit, individually, will result in damages that are more or less than $100,000, exclusive of interest and costs.
The Company is not aware of any environmental claims existing as of June 30, 2023 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
As of June 30, 2023, Apache has incurred $464 million in decommissioning costs related to several Legacy GOM Assets. GOM Shelf did not, and has confirmed that it will not, reimburse Apache for these decommissioning costs. As a result, Apache has sought and will continue to seek reimbursement from its security for these costs, of which $276 million had been reimbursed from Trust A as of June 30, 2023. If GOM Shelf does not reimburse Apache for further decommissioning costs incurred with respect to Legacy GOM Assets, then Apache will continue to seek reimbursement from Trust A, to the extent of available funds, and thereafter, will seek reimbursement from the Bonds and the Letters of Credit until all such funds and securities are fully utilized. In addition, after such sources have been exhausted, Apache has agreed to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning (Standby Loan Agreement), with such standby loan secured by a first and prior lien on the Legacy GOM Assets.

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
As of June 30, 2023, Apache estimates that its potential liability to fund the remaining decommissioning of Legacy GOM Assets it may be ordered to perform or fund ranges from $922 million to $1.1 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $922 million as of June 30, 2023, representing the estimated costs of decommissioning it may be required to perform or fund on Legacy GOM Assets. Of the total liability recorded, $472 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $450 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued.
As of June 30, 2023, the Company has also recorded a $507 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $57 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $450 million is reflected under “Other current assets.”
On June 21, 2023, the two sureties that issued bonds directly to Apache and two sureties that issued bonds to the issuing bank on the Letters of Credit filed suit against Apache in a case styled Zurich American Insurance Company, HCC International Insurance Company PLC, Philadelphia Indemnity Insurance Company and Everest Reinsurance Company (Insurers) v. Apache Corporation, Cause No. 2023-38238 in the 281st Judicial District Court, Harris County Texas. Insurers are seeking to prevent Apache from drawing on the Bonds and Letters of Credit and further allege that they are discharged from their reimbursement obligations related to decommissioning costs and are entitled to other relief. On July 20, 2023, the 281st Judicial District Court denied the Insurers’ request for a temporary injunction. Apache believes that Insurers’ claims lack merit, intends to vigorously defend these claims, and will vigorously pursue counterclaims.

13.    BUSINESS SEGMENT INFORMATION
As of June 30, 2023, the Company is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Prior to the deconsolidation of Altus on February 22, 2022, the Company’s Midstream business was operated by ALTM, which owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended June 30, 2023	(In millions)
Revenues:
Oil revenues	$618	$235	$473	$—	$—	$1,326
Natural gas revenues	90	39	46	—	—	175
Natural gas liquids revenues	—	4	95	—	—	99
Oil, natural gas, and natural gas liquids production revenues	708	278	614	—	—	1,600
Purchased oil and gas sales	—	—	144	—	—	144
	708	278	758	—	—	1,744
Operating Expenses:
Lease operating expenses	121	99	132	—	—	352
Gathering, processing, and transmission	6	12	57	—	—	75
Purchased oil and gas costs	—	—	131	—	—	131
Taxes other than income	—	—	47	—	—	47
Exploration	30	4	3	—	—	37
Depreciation, depletion, and amortization	126	61	152	—	—	339
Asset retirement obligation accretion	—	19	10	—	—	29
Impairments	—	46	—	—	—	46
	283	241	532	—	—	1,056
Operating Income(2)	$425	$37	$226	$—	$—	688

Other Income (Expense):
Gain on divestitures, net						5
Other, net						109
General and administrative						(66)
Transaction, reorganization, and separation						(2)
Financing costs, net						(42)
Income Before Income Taxes						$692

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Six Months Ended June 30, 2023	(In millions)
Revenues:
Oil revenues	$1,247	$517	$912	$—	$—	$2,676
Natural gas revenues	183	99	131	—	—	413
Natural gas liquids revenues	—	14	203	—	—	217
Oil, natural gas, and natural gas liquids production revenues	1,430	630	1,246	—	—	3,306
Purchased oil and gas sales	—	—	383	—	—	383
	1,430	630	1,629	—	—	3,689
Operating Expenses:
Lease operating expenses	218	176	272	—	—	666
Gathering, processing, and transmission	13	23	112	—	—	148
Purchased oil and gas costs	—	—	347	—	—	347
Taxes other than income	—	—	97	—	—	97
Exploration	66	9	6	—	—	81
Depreciation, depletion, and amortization	249	119	279	—	—	647
Asset retirement obligation accretion	—	37	20	—	—	57
Impairments	—	46	—	—	—	46
	546	410	1,133	—	—	2,089
Operating Income(2)	$884	$220	$496	$—	$—	1,600

Other Income (Expense):
Gain on divestitures, net						6
Other, net						77
General and administrative						(124)
Transaction, reorganization, and separation						(6)
Financing costs, net						(91)
Income Before Income Taxes						$1,462

Total Assets(3)	$3,365	$1,719	$9,489	$—	$(1)	$14,572

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended June 30, 2022	(In millions)
Revenues:
Oil revenues	$902	$307	$654	$—	$—	$1,863
Natural gas revenues	88	64	281	—	—	433
Natural gas liquids revenues	3	12	214	—	—	229
Oil, natural gas, and natural gas liquids production revenues	993	383	1,149	—	—	2,525
Purchased oil and gas sales	—	—	522	—	—	522
	993	383	1,671	—	—	3,047
Operating Expenses:
Lease operating expenses	131	118	110	—	—	359
Gathering, processing, and transmission	5	12	77	—	—	94
Purchased oil and gas costs	—	—	528	—	—	528
Taxes other than income	—	—	78	—	—	78
Exploration	12	2	1	—	—	15
Depreciation, depletion, and amortization	91	54	133	—	—	278
Asset retirement obligation accretion	—	20	9	—	—	29
	239	206	936	—	—	1,381
Operating Income(2)	$754	$177	$735	$—	$—	1,666

Other Income (Expense):
Derivative instrument losses, net						(32)
Loss on divestitures, net						(27)
Other, net						64
General and administrative						(83)
Transaction, reorganization, and separation						(3)
Financing costs, net						(62)
Income Before Income Taxes						$1,523

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Six Months Ended June 30, 2022	(In millions)
Revenues:
Oil revenues	$1,692	$635	$1,253	$—	$—	$3,580
Natural gas revenues	186	163	464	—	—	813
Natural gas liquids revenues	6	28	421	—	(3)	452
Oil, natural gas, and natural gas liquids production revenues	1,884	826	2,138	—	(3)	4,845
Purchased oil and gas sales	—	—	866	5	—	871
Midstream service affiliate revenues	—	—	—	16	(16)	—
	1,884	826	3,004	21	(19)	5,716
Operating Expenses:
Lease operating expenses	262	214	228	—	(1)	703
Gathering, processing, and transmission	10	24	154	5	(18)	175
Purchased oil and gas costs	—	—	879	—	—	879
Taxes other than income	—	—	145	3	—	148
Exploration	27	7	5	—	1	40
Depreciation, depletion, and amortization	188	116	263	2	—	569
Asset retirement obligation accretion	—	40	17	1	—	58
	487	401	1,691	11	(18)	2,572
Operating Income (Loss)(2)	$1,397	$425	$1,313	$10	$(1)	3,144

Other Income (Expense):
Derivative instrument losses, net						(94)
Gain on divestitures, net						1,149
Other, net						109
General and administrative						(234)
Transaction, reorganization, and separation						(17)
Financing costs, net						(202)
Income Before Income Taxes						$3,855

Total Assets(3)	$3,107	$2,103	$8,629	$—	$—	$13,839
(1)    Includes revenue from non-customers for the quarters and six months ended June 30, 2023 and 2022 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Oil	$165	$302	$337	$552
Natural gas	24	30	50	61
Natural gas liquids	—	1	—	2
(2)Operating income of U.S. and North Sea includes leasehold impairments of $3 million and $3 million, respectively, for the second quarter of 2023.
Operating income of U.S. and Egypt includes leasehold impairments of $1 million and $1 million, respectively, for the second quarter of 2022. Operating income of U.S. and North Sea includes leasehold impairments of $5 million and $6 million, respectively, for the first six months of 2023. Operating income of U.S. and Egypt includes leasehold impairments of $4 million and $2 million, respectively, for the first six months of 2022.
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
The global economy and the energy industry continue to be impacted by the effects of the conflict in Ukraine and the coronavirus disease 2019 (COVID-19) pandemic. Uncertainties in the global supply chain and financial markets, including the impact of inflation and rising interest rates, and actions taken by foreign oil and gas producing nations, including OPEC+, continue to impact oil supply and demand and contribute to commodity price volatility. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to maintain a balanced asset portfolio; (2) to invest for long-term returns over production growth; and (3) to budget conservatively to generate cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders. The Company continues to aggressively manage its cost structure regardless of the oil price environment and closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process.
In the second quarter of 2023, the Company reported net income of $290 million compared to net income of $903 million in the second quarter of 2022. Net income for the second quarter of 2023 was impacted by lower revenues attributable to significantly lower realized commodity prices when compared to the prior-year period.
The Company generated $1.3 billion of cash from operating activities during the first six months of 2023, 46 percent lower than the first six months of 2022. The Company’s lower operating cash flows for the first six months of 2023 were driven by lower commodity prices and associated revenues and the timing of working capital items.
Operational Highlights
Key operational highlights for the quarter include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 51 percent of its total production during the second quarter of 2023. The Company averaged four drilling rigs in the U.S. during the quarter, including two rigs in the Southern Midland Basin and two rigs in the Delaware Basin, and drilled and brought online 10 operated wells in the quarter. Two-thirds of those wells came online in June, so the full impact will be realized in the third quarter. The Company’s core Midland Basin development program continues to represent a key growth area for the U.S. assets.
International
•In Egypt, the Company averaged 17 drilling rigs and drilled 19 new productive wells during the second quarter of 2023. Second quarter 2023 gross equivalent production in the Company’s Egypt assets decreased 3 percent from the second quarter of 2022, and net production remained relatively flat. The Company has increased drilling and workover activity with a heavier focus on oil prospects and anticipates increases in gross oil production volumes throughout the remainder of the year as it maintains a steady operational cadence.

•The Company suspended all new drilling activity in the North Sea during the second quarter of 2023. The Company will manage its base production and maximize economic recovery of its oil and gas wells through well intervention activities.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$473	36%	$654	35%	$912	34%	$1,253	35%
Egypt(1)	618	47%	902	48%	1,247	47%	1,692	47%
North Sea	235	17%	307	17%	517	19%	635	18%
Total(1)	$1,326	100%	$1,863	100%	$2,676	100%	$3,580	100%

Natural Gas Revenues:
United States	$46	26%	$281	65%	$131	32%	$464	57%
Egypt(1)	90	52%	88	20%	183	44%	186	23%
North Sea	39	22%	64	15%	99	24%	163	20%
Total(1)	$175	100%	$433	100%	$413	100%	$813	100%

NGL Revenues:
United States	$95	96%	$214	93%	$203	94%	$418	92%
Egypt(1)	—	0%	3	1%	—	0%	6	2%
North Sea	4	4%	12	6%	14	6%	28	6%
Total(1)	$99	100%	$229	100%	$217	100%	$452	100%

Oil and Gas Revenues:
United States	$614	38%	$1,149	46%	$1,246	38%	$2,135	44%
Egypt(1)	708	44%	993	39%	1,430	43%	1,884	39%
North Sea	278	18%	383	15%	630	19%	826	17%
Total(1)	$1,600	100%	$2,525	100%	$3,306	100%	$4,845	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Oil Volume (b/d)
United States	70,087	8%	64,759	67,515	0%	67,184
Egypt(1)(2)	87,790	3%	85,502	87,792	3%	85,261
North Sea	35,048	8%	32,493	36,268	7%	33,860
Total	192,925	6%	182,754	191,575	3%	186,305

Natural Gas Volume (Mcf/d)
United States	422,325	(8)%	457,459	417,213	(11)%	467,493
Egypt(1)(2)	337,413	(3)%	346,424	346,829	(5)%	366,390
North Sea	37,194	(13)%	42,802	38,769	(5)%	40,645
Total	796,932	(6)%	846,685	802,811	(8)%	874,528

NGL Volume (b/d)
United States	56,973	(4)%	59,267	54,122	(11)%	60,482
Egypt(1)(2)	—	NM	297	—	NM	394
North Sea	872	(27)%	1,195	1,062	(21)%	1,345
Total	57,845	(5)%	60,759	55,184	(11)%	62,221

BOE per day(3)
United States	197,448	(1)%	200,269	191,172	(7)%	205,582
Egypt(1)(2)	144,026	0%	143,536	145,597	(1)%	146,720
North Sea(4)	42,118	3%	40,822	43,792	4%	41,979
Total	383,592	NM	384,627	380,561	(3)%	394,281
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Oil (b/d)	140,652	141,432	140,708	137,934
Natural Gas (Mcf/d)	517,291	555,694	531,093	576,637
NGL (b/d)	—	464	—	599
(2)    Includes net production volumes per day attributable to noncontrolling interests in Egypt of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Oil (b/d)	58,561	45,616	58,560	45,475
Natural Gas (Mcf/d)	225,080	184,819	231,348	195,390
NGL (b/d)	—	158	—	210
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the second quarters of 2023 and 2022 were 40,099 boe/d and 38,029 boe/d, respectively, and 43,347 boe/d and 40,833 boe/d for the first six months of 2023 and 2022, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.
NM — Not Meaningful

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Average Oil Price – Per barrel
United States	$74.04	(33)%	$110.98	$74.57	(28)%	$103.05
Egypt	77.39	(33)%	115.97	78.48	(28)%	109.65
North Sea	79.27	(30)%	113.77	80.51	(25)%	107.47
Total	76.48	(33)%	113.79	77.47	(28)%	106.87

Average Natural Gas Price – Per Mcf
United States	$1.21	(82)%	$6.75	$1.74	(68)%	$5.48
Egypt	2.95	6%	2.78	2.92	4%	2.80
North Sea	11.29	(38)%	18.15	14.47	(41)%	24.72
Total	2.42	(57)%	5.65	2.85	(45)%	5.16

Average NGL Price – Per barrel
United States	$18.13	(54)%	$39.79	$20.71	(46)%	$38.20
Egypt	—	NM	75.14	—	NM	76.80
North Sea	39.24	(45)%	71.71	49.52	(32)%	73.29
Total	18.61	(55)%	40.97	21.52	(46)%	39.63
NM — Not Meaningful
Second-Quarter 2023 compared to Second-Quarter 2022
Crude Oil Crude oil revenues for the second quarter of 2023 totaled $1.3 billion, a $537 million decrease from the comparative 2022 quarter. A 33 percent decrease in average realized prices decreased second-quarter 2023 oil revenues by $611 million compared to the prior-year quarter, while 6 percent higher average daily production increased revenues by $74 million. Crude oil revenues accounted for 83 percent of total oil and gas production revenues and 50 percent of worldwide production in the second quarter of 2023. Crude oil prices realized in the second quarter of 2023 averaged $76.48 per barrel, compared with $113.79 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production increased 10.2 Mb/d to 192.9 Mb/d during the second quarter of 2023 from the comparative prior-year period, primarily a result of increased drilling activity and recompletions, partially offset by natural production decline across all assets.
Natural Gas Gas revenues for the second quarter of 2023 totaled $175 million, a $258 million decrease from the comparative 2022 quarter. A 57 percent decrease in average realized prices decreased second-quarter 2023 natural gas revenues by $248 million compared to the prior-year quarter, while 6 percent lower average daily production decreased revenues by $10 million. Natural gas revenues accounted for 11 percent of total oil and gas production revenues and 35 percent of worldwide production during the second quarter of 2023. The Company’s worldwide natural gas production decreased 49.8 MMcf/d to 796.9 MMcf/d during the second quarter of 2023 from the comparative prior-year period, primarily a result of natural production decline across all assets and sale of non-core assets in the U.S., partially offset by increased drilling activity and recompletions.
NGL NGL revenues for the second quarter of 2023 totaled $99 million, a $130 million decrease from the comparative 2022 quarter. A 55 percent decrease in average realized prices decreased second-quarter 2023 NGL revenues by $125 million compared to the prior-year quarter, while 5 percent lower average daily production decreased revenues by $5 million. NGL revenues accounted for 6 percent of total oil and gas production revenues and 15 percent of worldwide production during the second quarter of 2023. The Company’s worldwide NGL production decreased 2.9 Mb/d to 57.8 Mb/d during the second quarter of 2023 from the comparative prior-year period, primarily a result of natural production decline, partially offset by increased drilling activity and recompletions.

Year-to-Date 2023 compared to Year-to-Date 2022
Crude Oil Crude oil revenues for the first six months of 2023 totaled $2.7 billion, a $904 million decrease from the comparative 2022 period. A 28 percent decrease in average realized prices decreased oil revenues for the 2023 period by $984 million compared to the prior-year period, while 3 percent higher average daily production increased revenues by $80 million. Crude oil revenues accounted for 81 percent of total oil and gas production revenues and 50 percent of worldwide production for the first six months of 2023. Crude oil prices realized during the first six months of 2023 averaged $77.37 per barrel, compared to $106.87 per barrel in the comparative prior-year period.
The Company’s worldwide oil production increased 5.3 Mb/d to 191.6 Mb/d in the first six months of 2023 compared to the prior-year period, primarily a result of increased drilling activity and recompletions, partially offset by natural production decline across all assets.
Natural Gas Gas revenues for the first six months of 2023 totaled $413 million, a $400 million decrease from the comparative 2022 period. A 45 percent decrease in average realized prices decreased natural gas revenues for the 2023 period by $364 million compared to the prior-year period, while 8 percent lower average daily production decreased revenues by $36 million compared to the prior-year period. Natural gas revenues accounted for 12 percent of total oil and gas production revenues and 35 percent of worldwide production for the first six months of 2023. The Company’s worldwide natural gas production decreased 72 MMcf/d to 802.8 MMcf/d in the first six months of 2023 compared to the prior-year period, primarily a result of natural production decline across all assets and sale of non-core assets in the U.S., partially offset by increased drilling activity and recompletions.
NGL NGL revenues for the first six months of 2023 totaled $217 million, a $235 million decrease from the comparative 2022 period. A 46 percent decrease in average realized prices decreased NGL revenues for the 2023 period by $206 million compared to the prior-year period, while 11 percent lower average daily production decreased revenues by $29 million compared to the prior-year period. NGL revenues accounted for 7 percent of total oil and gas production revenues and 15 percent of worldwide production for the first six months of 2023. The Company’s worldwide NGL production decreased 7.0 Mb/d to 55.2 Mb/d in the first six months of 2023 compared to the prior-year period, primarily a result of natural production decline, partially offset by increased drilling activity and recompletions.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes totaled $144 million and $522 million during the second quarters of 2023 and 2022, respectively, and $383 million and $871 million during the first six months of 2023 and 2022, respectively. Purchased oil and gas sales were offset by associated purchase costs of $131 million and $528 million during the second quarters of 2023 and 2022, respectively, and $347 million and $879 million during the first six months of 2023 and 2022, respectively. Gross purchased oil and gas sales values were lower in the second quarter and the first six months of 2023, primarily due to lower average natural gas prices during the 2023 periods.

Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Lease operating expenses	$352	$359	$666	$703
Gathering, processing, and transmission	75	94	148	175
Purchased oil and gas costs	131	528	347	879
Taxes other than income	47	78	97	148
Exploration	37	15	81	40
General and administrative	66	83	124	234
Transaction, reorganization, and separation	2	3	6	17
Depreciation, depletion, and amortization:
Oil and gas property and equipment	326	269	627	547
Gathering, processing, and transmission assets	1	1	3	6
Other assets	12	8	17	16
Asset retirement obligation accretion	29	29	57	58
Impairments	46	—	46	—
Financing costs, net	42	62	91	202
Total Operating Expenses	$1,166	$1,529	$2,310	$3,025
Lease Operating Expenses (LOE)
LOE remained essentially flat in the second quarter of 2023 when compared to the second quarter of 2022 and decreased $37 million in the first six months of 2023 when compared to the first six months of 2022. On a per-unit basis, LOE decreased 5 percent and 6 percent in the second quarter and the first six months of 2023, respectively, from the comparative prior-year period. The decrease was primarily driven by the impact from changes in foreign currency exchange rates against the US dollar, decreased workover activity, primarily in the North Sea, and mark-to-market adjustments for cash-based stock compensation expense resulting from changes in APA’s stock price. These decreases were offset by overall higher labor costs and chemical and other operating costs trending with global inflation.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Third-party processing and transmission costs	$49	$68	$98	$134
Midstream service costs – ALTM	—	—	—	18
Midstream service costs – Kinetik	26	26	50	36
Upstream processing and transmission costs	75	94	148	188
Midstream operating expenses	—	—	—	5
Intersegment eliminations	—	—	—	(18)
Total Gathering, processing, and transmission	$75	$94	$148	$175
GPT costs decreased $19 million and $27 million in the second quarter and the first six months of 2023, respectively, from the comparative prior-year period, primarily the result of lower upstream processing and transmission costs, partially offset by impacts of the BCP Business Combination. Upstream processing and transmission costs decreased $19 million and $40 million in the second quarter and the first six months of 2023, respectively, from the comparative prior-year period, primarily driven by a decrease in natural gas production volumes when compared to the prior-year period. Costs for services provided by ALTM in the first six months of 2022, prior to the BCP Business Combination, totaling $18 million were eliminated in the Company’s consolidated financial statements and reflected as “Intersegment eliminations” in the table above. Subsequent to the BCP Business Combination and the Company’s deconsolidation of Altus on February 22, 2022, these midstream services continue to be provided by Kinetik Holdings Inc. (Kinetik) but are no longer eliminated.

Taxes Other Than Income
Taxes other than income decreased $31 million and $51 million from the second quarter and the first six months of 2022, respectively, primarily from lower severance taxes driven by lower commodity prices as compared to the prior-year periods.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Unproved leasehold impairments	$6	$2	$11	$6
Dry hole expense	22	4	50	9
Geological and geophysical expense	—	1	1	2
Exploration overhead and other	9	8	19	23
Total Exploration	$37	$15	$81	$40
Exploration expenses increased $22 million and $41 million from the second quarter and the first six months of 2022, respectively, primarily the result of higher dry hole expense from increased Egypt exploration activity during 2023.
General and Administrative (G&A) Expenses
G&A expenses decreased $17 million and $110 million compared to the second quarter and the first six months of 2022, respectively. The decrease in expenses for the second quarter of 2023 and the first six months of 2023 compared to the prior-year period was primarily driven by lower cash-based stock compensation expense resulting from changes in APA’s stock price.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs remained essentially flat compared to the second quarter of 2022 and decreased $11 million compared to the first six months of 2022. The decrease in costs during the first six months of 2023 compared to the prior-year period was primarily a result of transaction costs from the BCP Business Combination in the first quarter of 2022.
Depreciation, Depletion, and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas properties increased $57 million and $80 million from the second quarter and the first six months of 2022, respectively. The Company’s DD&A rate on its oil and gas properties increased $1.29 per boe and $1.06 per boe from the second quarter and the first six months of 2022, respectively, driven by general cost inflation. The increase on an absolute basis was also impacted by an increase in capital investment activity in Egypt and acquisitions in the U.S. over the past year.
Impairments
During the three and six months ended June 30, 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Interest expense	$74	$75	$149	$165
Amortization of debt issuance costs	—	4	1	6
Capitalized interest	—	(1)	—	(1)
(Gain) loss on extinguishment of debt	—	—	(9)	67
Interest income	(3)	(1)	(5)	(5)
Interest income from APA Corporation, net	(29)	(15)	(45)	(30)
Total Financing costs, net	$42	$62	$91	$202
Net financing costs decreased $20 million and $111 million from the second quarter and the first six months of 2022, respectively. The lower overall interest expense was a result of the reduction of fixed-rate debt during 2023 coupled with losses incurred on the extinguishment of debt during the first six months of 2022 and gains on extinguishment of debt in the first six months of 2023.
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
During the second quarter of 2023, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2023 year-to-date effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023 on January 10, 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter of 2022, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
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
The Company has a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Given the nature of its business, APA Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in APA Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023 and APA Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE CORPORATION

Dated:	August 3, 2023	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 3, 2023	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)