Form 10-Q
period 2023-09-30
APACHE CORP
filed 2023-11-02
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2023 (100% owned by APA Corporation)	1,000
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
•production and reserve levels;
•drilling risks;
•economic and competitive conditions, including market and macro-economic disruptions resulting from the Russian war in Ukraine, the armed conflict in Israel and Gaza, and actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC members that participate in OPEC initiatives (OPEC+);
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
•other risks and uncertainties disclosed in APA Corporation’s third-quarter 2023 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues(1)	$1,983	$2,208	$5,289	$7,053
Purchased oil and gas sales(1)	229	585	612	1,456
Total revenues	2,212	2,793	5,901	8,509
Derivative instrument losses, net	—	(44)	—	(138)
Gain on divestitures, net	1	31	7	1,180
Other, net	7	(10)	84	99
	2,220	2,770	5,992	9,650
OPERATING EXPENSES:
Lease operating expenses	381	363	1,047	1,066
Gathering, processing, and transmission(1)	83	94	231	269
Purchased oil and gas costs(1)	211	573	558	1,452
Taxes other than income	56	74	153	222
Exploration	39	46	120	86
General and administrative	132	64	256	298
Transaction, reorganization, and separation	5	4	11	21
Depreciation, depletion, and amortization	377	288	1,024	857
Asset retirement obligation accretion	29	29	86	87
Impairments	—	—	46	—
Financing costs, net	40	55	131	257
	1,353	1,590	3,663	4,615
NET INCOME BEFORE INCOME TAXES	867	1,180	2,329	5,035
Current income tax provision	422	357	1,022	1,164
Deferred income tax provision (benefit)	(134)	293	(29)	231
NET INCOME INCLUDING NONCONTROLLING INTERESTS	579	530	1,336	3,640
Net income attributable to noncontrolling interest – Sinopec	96	108	261	368
Net income attributable to noncontrolling interest – Altus	—	—	—	14
Net income attributable to noncontrolling interest – APA Corporation	96	65	261	221
Net loss attributable to Altus Preferred Unit limited partners	—	—	—	(70)
NET INCOME ATTRIBUTABLE TO APACHE CORPORATION	$387	$357	$814	$3,107
(1)    For transactions associated with Kinetik, refer to Note 7—Equity Method Interests for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$579	$530	$1,336	$3,640
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Pension and postretirement benefit plan	—	—	3	(1)
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	579	530	1,339	3,639
Comprehensive income attributable to noncontrolling interest – Sinopec	96	108	261	368
Comprehensive income attributable to noncontrolling interest – Altus	—	—	—	14
Comprehensive income attributable to noncontrolling interest – APA Corporation	96	65	261	221
Comprehensive loss attributable to Altus Preferred Unit limited partners	—	—	—	(70)
COMPREHENSIVE INCOME ATTRIBUTABLE TO APACHE CORPORATION	$387	$357	$817	$3,106

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$1,336	$3,640
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument losses, net	—	119
Gain on divestitures, net	(7)	(1,180)
Exploratory dry hole expense and unproved leasehold impairments	86	52
Depreciation, depletion, and amortization	1,024	857
Asset retirement obligation accretion	86	87
Impairments	46	—
Provision for (benefit from) deferred income taxes	(29)	231
(Gain) loss on extinguishment of debt	(9)	67
Other, net	(119)	(137)
Changes in operating assets and liabilities:
Receivables	(278)	(442)
Inventories	19	(81)
Drilling advances and other current assets	78	19
Deferred charges and other long-term assets	226	(3)
Accounts payable	(5)	171
Accounts receivable from/payable to APA Corporation	(46)	(417)
Accrued expenses	—	237
Deferred credits and noncurrent liabilities	(436)	(41)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,972	3,179
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(1,480)	(1,003)
Leasehold and property acquisitions	(10)	(30)
Notes receivable from APA Corporation	(207)	—
Proceeds from sale of oil and gas properties	29	778
Proceeds from sale of Kinetik shares	—	224
Deconsolidation of Altus cash and cash equivalents	—	(143)
Other, net	(29)	36
NET CASH USED IN INVESTING ACTIVITIES	(1,697)	(138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Apache credit facility, net	—	138
Payments on note payable to APA Corporation, net	—	(835)
Payments on fixed-rate debt	(65)	(1,370)
Distributions to noncontrolling interest – Sinopec	(154)	(237)
Distributions to APA Corporation	(154)	(819)
Other, net	5	(14)
NET CASH USED IN FINANCING ACTIVITIES	(368)	(3,137)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(93)	(96)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	185	279
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92	$183

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$250	$277
Income taxes paid, net of refunds	867	1,029
Non-cash financing adjustment: APA’s assumption of Apache’s borrowings on its syndicated credit facility	—	680
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2023	December 31, 2022

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92	$185
Receivables, net of allowance of $103 and $117	1,700	1,424
Other current assets (Note 6)	880	993
Accounts receivable from APA Corporation (Note 2)	46	—
	2,718	2,602
PROPERTY AND EQUIPMENT:
Oil and gas properties	42,537	41,245
Gathering, processing, and transmission facilities	447	449
Other	613	613
Less: Accumulated depreciation, depletion, and amortization	(35,319)	(34,350)
	8,278	7,957
OTHER ASSETS:
Equity method interests (Note 7)	681	624
Decommissioning security for sold Gulf of Mexico properties (Note 12)	38	217
Deferred charges and other	519	571
Noncurrent receivable from APA Corporation (Note 2)	—	869
Notes receivable from APA Corporation (Note 2)	2,565	1,415
	$14,799	$14,255

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$640	$646
Current debt	2	2
Other current liabilities (Note 8)	1,843	2,049
	2,485	2,697
LONG-TERM DEBT (Note 10)	4,814	4,885
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	299	314
Asset retirement obligation (Note 9)	2,000	1,936
Decommissioning contingency for sold Gulf of Mexico properties (Note 12)	470	738
Other	439	443
	3,208	3,431
EQUITY:
Common stock, $0.625 par, 1,000 and 1,000 shares authorized, respectively, 1,000 and 1,000 shares issued, respectively	—	—
Paid-in capital	8,044	8,025
Accumulated deficit	(4,967)	(5,781)
Accumulated other comprehensive income	17	14
EQUITY ATTRIBUTABLE TO APACHE CORPORATION	3,094	2,258
Noncontrolling interest – Sinopec	1,029	922
Noncontrolling interest – APA Corporation	169	62
TOTAL EQUITY	4,292	3,242
	$14,799	$14,255

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	EQUITY ATTRIBUTABLE TO APACHE CORPORATION	Noncontrolling Interests(1)	TOTAL EQUITY

	(In millions)
For the Quarter Ended September 30, 2022
Balance at June 30, 2022	$—	$8,054	$(6,567)	$21	$1,508	$982	$2,490
Net income attributable to Apache Corporation	—	—	357	—	357	—	357
Net income attributable to noncontrolling interest – APA	—	—	—	—	—	65	65
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	—	108	108
Distributions to noncontrolling interest – Sinopec	—	—	—	—	—	(78)	(78)
Distributions to APA Corporation	—	(41)	—	—	(41)	(45)	(86)
Other	—	7	—	—	7	—	7
Balance at September 30, 2022	$—	$8,020	$(6,210)	$21	$1,831	$1,032	$2,863

For the Quarter Ended September 30, 2023
Balance at June 30, 2023	$—	$8,037	$(5,354)	$17	$2,700	$1,114	$3,814
Net income attributable to Apache Corporation	—	—	387	—	387	—	387
Net income attributable to noncontrolling interest – APA	—	—	—	—	—	96	96
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	—	96	96
Distributions to noncontrolling interest – Sinopec	—	—	—	—	—	(54)	(54)
Distributions to APA Corporation	—	—	—	—	—	(54)	(54)
Other	—	7	—	—	7	—	7
Balance at September 30, 2023	$—	$8,044	$(4,967)	$17	$3,094	$1,198	$4,292
(1)    As a result of the BCP Business Combination (as defined herein), the Company deconsolidated Altus (as defined herein) on February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 3—Acquisitions and Divestitures for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	EQUITY (DEFICIT) ATTRIBUTABLE TO APACHE CORPORATION	Noncontrolling Interests(1)	TOTAL EQUITY

	(In millions)
For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$712	$8,677	$(9,317)	$22	$(618)	$878	$260
Net income attributable to Apache Corporation	—		3,107	—	3,107	—	3,107
Net income attributable to noncontrolling interest – APA	—	—	—	—	—	221	221
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	—	368	368
Net income attributable to noncontrolling interest – Altus	—	—	—	—	—	14	14
Net loss attributable to Altus Preferred Unit limited partners	(70)	—	—	—	—	—	—
Distributions to noncontrolling interest – Sinopec	—	—	—	—	—	(237)	(237)
Distributions to APA Corporation	—	(679)	—	—	(679)	(140)	(819)
Deconsolidation of Altus	(642)	—	—	—	—	(72)	(72)
Other	—	22	—	(1)	21	—	21
Balance at September 30, 2022	$—	$8,020	$(6,210)	$21	$1,831	$1,032	$2,863

For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$—	$8,025	$(5,781)	$14	$2,258	$984	$3,242
Net income attributable to Apache Corporation	—	—	814	—	814	—	814
Net income attributable to noncontrolling interest – APA	—	—	—	—	—	261	261
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	—	261	261
Distributions to noncontrolling interest – Sinopec	—	—	—	—	—	(154)	(154)
Distributions to APA Corporation	—	—	—	—	—	(154)	(154)
Other	—	19	—	3	22	—	22
Balance at September 30, 2023	$—	$8,044	$(4,967)	$17	$3,094	$1,198	$4,292
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2023, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
During the three and nine months ended September 30, 2023 and 2022, the Company recorded no asset impairments in connection with fair value assessments.

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
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the nine months ended September 30, 2023 and 2022.
Receivables from contracts with customers, including receivables for purchased oil and gas sales, in each case, net of allowance for credit losses, were $1.5 billion and $1.3 billion as of September 30, 2023 and December 31, 2022, respectively. Payments under contracts with customers are typically due within a short-term period of 60 days after physical delivery of the product or service has been rendered. Over the past year, the Company experienced a gradual decline in the timeliness of receipts from the Egyptian General Petroleum Corporation (EGPC) for the Company’s Egyptian oil and gas sales. Although the Company continues to receive periodic payments from EGPC, deteriorating economic conditions in Egypt have lessened the availability of U.S. dollars in Egypt, resulting in a longer-than-usual delay in receipts from EGPC. Continuation of the currency shortage in Egypt could lead to further delays, deferrals of payment, or non-payment in the future; however, the Company currently anticipates that it will ultimately be able to collect its receivable from EGPC.
Oil and gas production revenues include income taxes that will be paid to the Arab Republic of Egypt by EGPC on behalf of the Company. Revenue and associated expenses related to such tax volumes are recorded as “Oil, natural gas, and natural gas liquids production revenues” and “Current income tax provision,” respectively, in the Company’s statement of consolidated operations.
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
During the second quarter of 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea.
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
2.    TRANSACTIONS WITH PARENT AFFILIATE
Apache is a direct, wholly owned subsidiary of APA. Apache holds assets in the U.S., Egypt, and the U.K. and provides administrative and support operations for certain APA subsidiaries with interests in the U.S., Suriname, and the Dominican Republic. The Company incurred $6 million and $5 million in the third quarters of 2023 and 2022, respectively, and $17 million and $14 million in the first nine months of 2023 and 2022, respectively, in reimbursable corporate overhead charges in connection with these administration and support operations.
Notes Receivable from APA Corporation
On March 1, 2021, Apache sold to APA all of the equity in the three Apache subsidiaries through which Apache’s interests in Suriname and the Dominican Republic were held. The purchase price is payable pursuant to a senior promissory note made by APA payable to Apache, dated March 1, 2021. The note has a seven-year term, maturing on February 29, 2028, and bears interest at a rate of 4.5 percent per annum, payable semi-annually, subject to APA’s option to allow accrued interest to convert to principal (PIK) during the first 5.5 years of the note’s term (to August 31, 2026). The note is guaranteed by each of the three subsidiaries sold by Apache to APA. APA allowed interest accrued from March 1, 2021 through August 31, 2023, totaling $158 million, to PIK pursuant to the note. As of September 30, 2023 and December 31, 2022, there were $1.5 billion and $1.4 billion, respectively, in principal outstanding under this note.
APA also made a senior promissory note payable to Apache, dated March 31, 2023, pursuant to which Apache may loan and APA may borrow, repay, and reborrow up to $1.5 billion in aggregate principal amount outstanding at any time. The note has a five-year term, maturing March 31, 2028. The note bears interest at a rate per annum of 6.0 percent, payable semi-annually; however, APA may allow accrued interest to convert to principal, subject to the aggregate maximum principal amount of the note. APA allowed interest accrued from March 31, 2023 through May 15, 2023, totaling approximately $6 million, to PIK pursuant to the note. As of September 30, 2023, there were $1.1 billion in borrowings outstanding under this note. The note is intended to facilitate cash management of APA and Apache.
These notes are both reflected in “Notes receivable from APA Corporation” on the Company’s consolidated balance sheet. The Company recognized interest income on these notes totaling $30 million and $16 million during the third quarters of 2023 and 2022, respectively, and $75 million and $47 million during the first nine months of 2023 and 2022, respectively. The interest income related to these notes is reflected in “Financing costs, net” on the Company’s statement of consolidated operations.
Noncontrolling Interest – APA Corporation
In the fourth quarter of 2021, in conjunction with the ratification of a new merged concession agreement (MCA) with the EGPC, Apache entered into an agreement with APA under which the historical value of existing concessions prior to ratifying the MCA was retained by Apache, with any excess value from the MCA terms being allocated to APA. Sinopec owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business, and approximately 50 percent of the remaining net income and distributable cash flow for the Company’s Egyptian operations is being allocated to APA in 2023. Apache consolidates its Egyptian operations, with APA’s noncontrolling interest reflected as a separate component in the Company’s consolidated balance sheet. The Company recorded net income attributable to APA’s noncontrolling interest of $96 million and $65 million in the third quarters of 2023 and 2022, respectively, and $261 million and $221 million in the first nine months of 2023 and 2022, respectively. The Company also distributed $154 million and $140 million in the first nine months of 2023 and 2022, respectively, of cash to APA in association with its noncontrolling interest.
Accounts Receivable from / Accounts Payable to APA
In connection with the Company’s role as service provider to APA, Apache is reimbursed by APA for employee costs, certain internal costs, and third-party costs paid by the Company on behalf of APA. All reimbursements are based on actual costs incurred, and no market premium is applied by the Company to APA. The Company also collects third-party receivables on behalf of APA. As of September 30, 2023, the Company had accounts receivable from APA in connection with these services totaling $46 million, which is reflected in “Accounts receivable from APA Corporation” on the Company’s consolidated balance sheet. As of December 31, 2022, the Company had a receivable from APA totaling $869 million, which is reflected in “Noncurrent receivable from APA Corporation.” This balance was incorporated into the senior promissory note dated March 31, 2023, discussed above during the first nine months of 2023.

Other Transactions with APA Corporation
From time to time, the Company may, at its discretion, make distributions of capital to APA. No capital distributions were made during the first nine months of 2023. During the first nine months of 2022, the Company made capital distributions totaling $679 million primarily in support of dividend payments and capital transactions completed by APA during the period.
3.    ACQUISITIONS AND DIVESTITURES
2023 Activity
During the first nine months of 2023, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $10 million.
During the third quarter and first nine months of 2023, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $1 million and $29 million, respectively, recognizing a gain of approximately $1 million and $7 million, respectively, upon closing of these transactions.
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
During the first nine months of 2022, the Company completed a transaction to sell certain non-core mineral rights in the Delaware Basin. The Company received total cash proceeds of approximately $726 million after certain post-closing adjustments and recognized an associated gain of approximately $560 million.
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
4.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $50 million and $50 million as of September 30, 2023 and December 31, 2022, respectively. The balance is primarily attributable to additional drilling activity in Egypt, partially offset by the transfer of successful well costs during the third quarter of 2023. Approximately $5 million of suspended well costs previously capitalized for greater than one year at December 31, 2022 were charged to dry hole expense during the third quarter of 2023.
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
In December 2022, counterparty agreements for Apache’s commodity derivative instruments were transferred from Apache to APA Corporation. Apache had no outstanding derivative positions as of September 30, 2023 or December 31, 2022.
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Realized:
Commodity derivative instruments	$—	$(2)	$—	$(11)
Foreign currency derivative instruments	—	(6)	—	(8)
Realized losses, net	—	(8)	—	(19)
Unrealized:
Commodity derivative instruments	—	(35)	—	(79)
Foreign currency derivative instruments	—	(1)	—	(9)
Preferred Units embedded derivative	—	—	—	(31)
Unrealized losses, net	—	(36)	—	(119)
Derivative instrument losses, net	$—	$(44)	$—	$(138)
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
6.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	September 30, 2023	December 31, 2022

	(In millions)
Inventories	$429	$425
Drilling advances	46	64
Prepaid assets and other	32	54
Current decommissioning security for sold Gulf of Mexico assets	373	450
Total Other current assets	$880	$993
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
The Company has received approximately 2.5 million shares of Kinetik’s Class A Common Stock as paid-in-kind dividends through September 30, 2023. As of September 30, 2023, the Company’s ownership of 20.2 million shares represented approximately 14 percent of Kinetik’s outstanding Class A Common Stock.
The Company recorded changes in the fair value of its equity method interest in Kinetik totaling losses of $14 million and $17 million in the third quarters of 2023 and 2022, respectively, and gains of $57 million and $49 million in the first nine months of 2023 and 2022, respectively. These gains and losses were recorded as a component of “Revenues and other” in the Company’s statement of consolidated operations.
The following table represents sales and costs associated with Kinetik:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Natural gas and NGLs sales	$27	$—	$56	$—
Purchased oil and gas sales	11	—	18	—
	$38	$—	$74	$—

Gathering, processing, and transmission costs	$24	$28	$74	$64
Purchased oil and gas costs	37	—	65	—
	$61	$28	$139	$64
As of September 30, 2023, the Company has recorded accrued costs payable to Kinetik of approximately $42 million and receivables from Kinetik of approximately $25 million.
8.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	September 30, 2023	December 31, 2022

	(In millions)
Accrued operating expenses	$156	$139
Accrued exploration and development	289	300
Accrued compensation and benefits	379	514
Accrued interest	65	96
Accrued income taxes	228	90
Current asset retirement obligation	55	55
Current operating lease liability	108	167
Current decommissioning contingency for sold Gulf of Mexico properties	225	450
Other	338	238
Total Other current liabilities	$1,843	$2,049

9.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

September 30, 2023
(In millions)
Asset retirement obligation, December 31, 2022	$1,991
Liabilities incurred	12
Liabilities settled	(34)
Accretion expense	86
Asset retirement obligation, September 30, 2023	2,055
Less current portion	(55)
Asset retirement obligation, long-term	$2,000
10.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	September 30, 2023	December 31, 2022

	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$4,835	$4,908
Finance lease obligations	33	34
Unamortized discount	(26)	(27)
Debt issuance costs	(26)	(28)
Total debt	4,816	4,887
Current maturities	(2)	(2)
Long-term debt	$4,814	$4,885
(1)    The fair values of the Company’s notes and debentures were $4.1 billion and $4.2 billion as of September 30, 2023 and December 31, 2022, respectively.
Apache uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
At each of September 30, 2023 and December 31, 2022, current debt included $2 million of finance lease obligations.
During the nine months ended September 30, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $10 million. The Company recognized a $9 million gain on these repurchases. The repurchases were partially financed by Apache’s borrowing under the US dollar-denominated revolving credit facility of APA Corporation described below.
During the nine months ended September 30, 2022, Apache closed cash tender offers for certain outstanding notes issued under its indentures, accepting for purchase $1.1 billion aggregate principal amount of notes. Apache paid holders an aggregate $1.2 billion in cash, reflecting principal, premium to par, and accrued and unpaid interest. The Company recognized a $66 million loss on extinguishment of debt, including $11 million of unamortized debt discount and issuance costs in connection with the note purchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
During the nine months ended September 30, 2022, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $15 million for an aggregate purchase price of $16 million in cash, including accrued interest and broker fees, reflecting a premium to par of $1 million. The Company recognized a $1 million loss on these repurchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
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
Apache may borrow under APA’s USD Agreement up to an aggregate principal amount of US$300 million outstanding at any given time. As of September 30, 2023 and December 31, 2022, there were no borrowings by Apache outstanding under the USD Agreement.
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of September 30, 2023 and December 31, 2022, there were no outstanding borrowings under these facilities. As of September 30, 2023, there were £185 million and $3 million in letters of credit outstanding under these facilities. As of December 31, 2022, there were £199 million and $17 million in letters of credit outstanding under these facilities.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Interest expense	$71	$74	$220	$239
Amortization of debt issuance costs	1	1	2	7
Capitalized interest	—	—	—	(1)
(Gain) loss on extinguishment of debt	—	—	(9)	67
Interest income	(2)	(4)	(7)	(9)
Interest income from APA Corporation, net (Note 2)	(30)	(16)	(75)	(46)
Financing costs, net	$40	$55	$131	$257
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

During the third quarter of 2023, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2023 year-to-date effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023 on January 10, 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the third quarter of 2022, the Company’s effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of the Energy (Oil and Gas) Profits Levy Act of 2022 on July 14, 2022, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, a deferred tax expense related to the remeasurement of taxes in the U.K., and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
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
The Company has a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that in the next 12 months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
12.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of September 30, 2023, the Company has an accrued liability of approximately $49 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on Legal Matters described below, refer to Note 12—Commitments and Contingencies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
Australian Operations Divestiture Dispute
Pursuant to a Sale and Purchase Agreement dated April 9, 2015 (Quadrant SPA), the Company and its subsidiaries divested Australian operations to Quadrant Energy Pty Ltd (Quadrant). Closing occurred on June 5, 2015. In April 2017, the Company filed suit against Quadrant for breach of the Quadrant SPA. In its suit, the Company seeks approximately AUD $80 million. In December 2017, Quadrant filed a defense of equitable set-off to the Company’s claim and a counterclaim seeking approximately AUD $200 million in the aggregate. The Company will vigorously prosecute its claim while vigorously defending against Quadrant’s counter claims.

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
The Company intends to challenge personal jurisdiction in California and to vigorously defend the Delaware lawsuit.
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
Shareholder and Derivative Lawsuits
On February 23, 2021, a case captioned Plymouth County Retirement System v. Apache Corporation, et al. was filed in the United States District Court for the Southern District of Texas (Houston Division) against the Company and certain current and former officers. The complaint, which is a shareholder lawsuit styled as a class action, alleges that (1) the Company intentionally used unrealistic assumptions regarding the amount and composition of available oil and gas in Alpine High; (2) the Company did not have the proper infrastructure in place to safely and/or economically drill and/or transport those resources even if they existed in the amounts purported; (3) certain statements and omissions artificially inflated the value of the Company’s operations in the Permian Basin; and (4) as a result, the Company’s public statements were materially false and misleading. The Company intends to vigorously defend this lawsuit.
On January 18, 2023, a case captioned Jerry Hight, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 61st District Court of Harris County, Texas. Then, on February 21, 2023, a case captioned Steve Silverman, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. Then, on April 20, 2023, a case captioned William Wessels, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 151st District Court of Harris County, Texas. Then, on July 21, 2023, a case captioned Yang-Li-Yu, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. These cases purport to be derivative actions brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. The defendants intend to vigorously defend these lawsuits.

Environmental Matters
As of September 30, 2023, the Company had an undiscounted reserve for environmental remediation of approximately $5 million.
On September 11, 2020, the Company received a Notice of Violation and Finding of Violation, and accompanying Clean Air Act Information Request, from the U.S. Environmental Protection Agency (EPA) following site inspections in April 2019 at several of the Company’s oil and natural gas production facilities in Lea and Eddy Counties, New Mexico. The notice and information request involve alleged emissions control and reporting violations. The Company is cooperating with the EPA and has responded to the information request. The EPA has referred the notice for civil enforcement proceedings.
On December 29, 2020, the Company received a Notice of Violation and Opportunity to Confer, and accompanying Clean Air Act Information Request, from the EPA following helicopter flyovers in September 2019 of several of the Company’s oil and natural gas production facilities in Reeves County, Texas. The notice and information request involve alleged emissions control and reporting violations. The Company is cooperating with the EPA and has responded to the information request. The EPA has referred the notice for civil enforcement proceedings.
The Company is not aware of any environmental claims existing as of September 30, 2023, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
Potential Decommissioning Obligations on Sold Properties
In 2013, Apache sold its Gulf of Mexico (GOM) Shelf operations and properties and its GOM operating subsidiary, GOM Shelf LLC (GOM Shelf) to Fieldwood Energy LLC (Fieldwood). Under the terms of the purchase agreement, Apache received cash consideration of $3.75 billion and Fieldwood assumed the obligation to decommission the properties held by GOM Shelf and the properties acquired from Apache and its other subsidiaries (collectively, the Legacy GOM Assets). In respect of such abandonment obligations, Fieldwood posted letters of credit in favor of Apache (Letters of Credit) and established trust accounts (Trust A and Trust B) of which Apache was a beneficiary and which were funded by two net profits interests (NPIs) depending on future oil prices. On February 14, 2018, Fieldwood filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with the 2018 bankruptcy, Fieldwood confirmed a plan under which Apache agreed, inter alia, to (i) accept bonds in exchange for certain of the Letters of Credit and (ii) amend the Trust A trust agreement and one of the NPIs to consolidate the trusts into a single Trust (Trust A) funded by both remaining NPIs. Following the 2018 reorganization of Fieldwood, Apache held two bonds (Bonds) and five Letters of Credit securing Fieldwood’s asset retirement obligations on the Legacy GOM Assets as and when Apache is required to perform or pay for decommissioning any Legacy GOM Asset over the remaining life of the Legacy GOM Assets.
On August 3, 2020, Fieldwood again filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s bankruptcy plan. On August 27, 2021, Fieldwood’s bankruptcy plan became effective. Pursuant to the plan, the Legacy GOM Assets were separated into a standalone company, which was subsequently merged into GOM Shelf. Under GOM Shelf’s limited liability company agreement, the proceeds of production of the Legacy GOM Assets will be used to fund the operation of GOM Shelf and the decommissioning of Legacy GOM Assets.
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

As of September 30, 2023, Apache has incurred $692 million in decommissioning costs related to several Legacy GOM Assets. GOM Shelf did not, and has confirmed that it will not, reimburse Apache for these decommissioning costs. As a result, Apache has sought and will continue to seek reimbursement from its security for these costs, of which $288 million had been reimbursed from Trust A and $87 million has been reimbursed from the Letters of Credit as of September 30, 2023. If GOM Shelf does not reimburse Apache for further decommissioning costs incurred with respect to Legacy GOM Assets, then Apache will continue to seek reimbursement from Trust A, to the extent of available funds, and thereafter, will seek further reimbursement from the Bonds and the Letters of Credit until all such funds and securities are fully utilized. In addition, after such sources have been exhausted, Apache has agreed to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning (Standby Loan Agreement), with such standby loan secured by a first and prior lien on the Legacy GOM Assets.
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
As of September 30, 2023, Apache estimates that its potential liability to fund the remaining decommissioning of Legacy GOM Assets it may be ordered to perform or fund ranges from $695 million to $895 million on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $695 million as of September 30, 2023, representing the estimated costs of decommissioning it may be required to perform or fund on Legacy GOM Assets. Of the total liability recorded, $470 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $225 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued.
As of September 30, 2023, the Company has also recorded a $411 million asset, which represents the remaining amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $38 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $373 million is reflected under “Other current assets.”
On June 21, 2023, the two sureties that issued bonds directly to Apache and two sureties that issued bonds to the issuing bank on the Letters of Credit filed suit against Apache in a case styled Zurich American Insurance Company, HCC International Insurance Company PLC, Philadelphia Indemnity Insurance Company and Everest Reinsurance Company (Insurers) v. Apache Corporation, Cause No. 2023-38238 in the 281st Judicial District Court, Harris County Texas. Insurers are seeking to prevent Apache from drawing on the Bonds and Letters of Credit and further allege that they are discharged from their reimbursement obligations related to decommissioning costs and are entitled to other relief. On July 20, 2023, the 281st Judicial District Court denied the Insurers’ request for a temporary injunction. On July 26, 2023, Apache removed the suit to the United States Bankruptcy Court for the Southern District of Texas (Houston Division). Apache intends to vigorously defend these claims, and will vigorously pursue its counterclaims.

13.    BUSINESS SEGMENT INFORMATION
As of September 30, 2023, the Company is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Prior to the deconsolidation of Altus on February 22, 2022, the Company’s Midstream business was operated by ALTM, which owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended September 30, 2023	(In millions)
Revenues:
Oil revenues	$724	$348	$557	$—	$—	$1,629
Natural gas revenues	81	66	83	—	—	230
Natural gas liquids revenues	—	5	119	—	—	124
Oil, natural gas, and natural gas liquids production revenues	805	419	759	—	—	1,983
Purchased oil and gas sales	—	—	229	—	—	229
	805	419	988	—	—	2,212
Operating Expenses:
Lease operating expenses	128	102	151	—	—	381
Gathering, processing, and transmission	13	15	55	—	—	83
Purchased oil and gas costs	—	—	211	—	—	211
Taxes other than income	—	—	56	—	—	56
Exploration	25	9	4	—	1	39
Depreciation, depletion, and amortization	129	90	158	—	—	377
Asset retirement obligation accretion	—	20	9	—	—	29
	295	236	644	—	1	1,176
Operating Income(2)	$510	$183	$344	$—	$(1)	1,036

Other Income (Expense):
Gain on divestitures, net						1
Other, net						7
General and administrative						(132)
Transaction, reorganization, and separation						(5)
Financing costs, net						(40)
Income Before Income Taxes						$867

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Nine Months Ended September 30, 2023	(In millions)
Revenues:
Oil revenues	$1,971	$865	$1,469	$—	$—	$4,305
Natural gas revenues	264	165	214	—	—	643
Natural gas liquids revenues	—	19	322	—	—	341
Oil, natural gas, and natural gas liquids production revenues	2,235	1,049	2,005	—	—	5,289
Purchased oil and gas sales	—	—	612	—	—	612
	2,235	1,049	2,617	—	—	5,901
Operating Expenses:
Lease operating expenses	346	278	423	—	—	1,047
Gathering, processing, and transmission	26	38	167	—	—	231
Purchased oil and gas costs	—	—	558	—	—	558
Taxes other than income	—	—	153	—	—	153
Exploration	91	18	10	—	1	120
Depreciation, depletion, and amortization	378	209	437	—	—	1,024
Asset retirement obligation accretion	—	57	29	—	—	86
Impairments	—	46	—	—	—	46
	841	646	1,777	—	1	3,265
Operating Income(2)	$1,394	$403	$840	$—	$(1)	2,636

Other Income (Expense):
Gain on divestitures, net						7
Other, net						84
General and administrative						(256)
Transaction, reorganization, and separation						(11)
Financing costs, net						(131)
Income Before Income Taxes						$2,329

Total Assets(3)	$3,518	$1,665	$9,616	$—	$—	$14,799

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended September 30, 2022	(In millions)
Revenues:
Oil revenues	$739	$303	$565	$—	$—	$1,607
Natural gas revenues	84	44	285	—	—	413
Natural gas liquids revenues	—	5	183	—	—	188
Oil, natural gas, and natural gas liquids production revenues	823	352	1,033	—	—	2,208
Purchased oil and gas sales	—	—	585	—	—	585
	823	352	1,618	—	—	2,793
Operating Expenses:
Lease operating expenses	119	107	137	—	—	363
Gathering, processing, and transmission	5	7	82	—	—	94
Purchased oil and gas costs	—	—	573	—	—	573
Taxes other than income	—	—	74	—	—	74
Exploration	29	1	16	—	—	46
Depreciation, depletion, and amortization	97	52	139	—	—	288
Asset retirement obligation accretion	—	21	8	—	—	29
	250	188	1,029	—	—	1,467
Operating Income(2)	$573	$164	$589	$—	$—	1,326

Other Income (Expense):
Derivative instrument losses, net						(44)
Gain on divestitures, net						31
Other, net						(10)
General and administrative						(64)
Transaction, reorganization, and separation						(4)
Financing costs, net						(55)
Income Before Income Taxes						$1,180

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Nine Months Ended September 30, 2022	(In millions)
Revenues:
Oil revenues	$2,431	$938	$1,818	$—	$—	$5,187
Natural gas revenues	270	207	749	—	—	1,226
Natural gas liquids revenues	6	33	604	—	(3)	640
Oil, natural gas, and natural gas liquids production revenues	2,707	1,178	3,171	—	(3)	7,053
Purchased oil and gas sales	—	—	1,451	5	—	1,456
Midstream service affiliate revenues	—	—	—	16	(16)	—
	2,707	1,178	4,622	21	(19)	8,509
Operating Expenses:
Lease operating expenses	381	321	365	—	(1)	1,066
Gathering, processing, and transmission	15	31	236	5	(18)	269
Purchased oil and gas costs	—	—	1,452	—	—	1,452
Taxes other than income	—	—	219	3	—	222
Exploration	56	8	21	—	1	86
Depreciation, depletion, and amortization	285	168	402	2	—	857
Asset retirement obligation accretion	—	61	25	1	—	87
	737	589	2,720	11	(18)	4,039
Operating Income (Loss)(2)	$1,970	$589	$1,902	$10	$(1)	4,470

Other Income (Expense):
Derivative instrument losses, net						(138)
Gain on divestitures, net						1,180
Other, net						99
General and administrative						(298)
Transaction, reorganization, and separation						(21)
Financing costs, net						(257)
Income Before Income Taxes						$5,035

Total Assets(3)	$3,242	$2,185	$8,765	$—	$—	$14,192
(1)    Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the quarters and nine months ended September 30, 2023 and 2022 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Oil	$202	$227	$539	$779
Natural gas	23	26	73	87
Natural gas liquids	—	—	—	2
(2)Operating income of U.S. and North Sea includes leasehold impairments of $2 million and $6 million, respectively, for the third quarter of 2023.
Operating income of U.S. and Egypt includes leasehold impairments of $15 million and $1 million, respectively, for the third quarter of 2022. Operating income of U.S. and North Sea includes leasehold impairments of $7 million and $12 million, respectively, for the first nine months of 2023. Operating income of U.S. and Egypt includes leasehold impairments of $19 million and $3 million, respectively, for the first nine months of 2022.
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
The global economy and the energy industry continue to be impacted by the effects of ongoing international conflicts and the coronavirus disease 2019 (COVID-19) pandemic. Uncertainties in the global supply chain and financial markets, including the impact of inflation and rising interest rates, and actions taken by foreign oil and gas producing nations, including OPEC+, continue to impact oil supply and demand and contribute to commodity price volatility. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to maintain a balanced asset portfolio; (2) to invest for long-term returns over production growth; and (3) to budget conservatively to generate cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders. The Company continues to aggressively manage its cost structure regardless of the oil price environment and closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process.
In the third quarter of 2023, the Company reported net income of $387 million compared to net income of $357 million in the third quarter of 2022. Results for the third quarter of 2022 were impacted by higher deferred income tax expense related to remeasurement of the Company’s deferred tax liability from increases in the U.K. energy profits levy.
In the first nine months of 2023, the Company reported net income of $814 million compared to net income of $3.1 billion in the first nine months of 2022. Net income for the first nine months of 2023 was impacted by lower revenues attributable to significantly lower realized commodity prices when compared to the first nine months of 2022. Results from the first nine months of 2022 included approximately $1.2 billion of transaction gains recognized for divesting certain non-core mineral rights in the Delaware Basin and completing the BCP Business Combination.
The Company generated $2.0 billion of cash from operating activities during the first nine months of 2023, 38 percent lower than the first nine months of 2022. The Company’s lower operating cash flows for the first nine months of 2023 were driven by lower commodity prices and associated revenues and the timing of working capital items.
Operational Highlights
Key operational highlights for the quarter include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 52 percent of its total production during the third quarter of 2023. The Company averaged three drilling rigs in the U.S. during the quarter in the Southern Midland Basin and brought online 14 operated wells in the quarter. The Company’s core Midland Basin development program continues to represent a key growth area for the U.S. assets.

International
•In Egypt, the Company continued its drilling and workover activity with a heavier focus on oil prospects. The Company averaged 18 drilling rigs and drilled 26 new productive wells during the third quarter of 2023. Third quarter 2023 gross equivalent production in the Company’s Egypt assets increased 2 percent from the third quarter of 2022, and net production decreased 3 percent. The Company averaged 20 workover rigs during the quarter and expects to increase workover activity over the next two quarters.
•The Company suspended all new drilling activity in the North Sea during the second quarter of 2023. The Company’s investment program there is now directed toward safety, base production management, and asset maintenance and integrity.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$557	34%	$565	35%	$1,469	34%	$1,818	35%
Egypt(1)	724	45%	739	46%	1,971	46%	2,431	47%
North Sea	348	21%	303	19%	865	20%	938	18%
Total(1)	$1,629	100%	$1,607	100%	$4,305	100%	$5,187	100%

Natural Gas Revenues:
United States	$83	36%	$285	69%	$214	33%	$749	61%
Egypt(1)	81	35%	84	20%	264	41%	270	22%
North Sea	66	29%	44	11%	165	26%	207	17%
Total(1)	$230	100%	$413	100%	$643	100%	$1,226	100%

NGL Revenues:
United States	$119	96%	$183	97%	$322	94%	$601	94%
Egypt(1)	—	—%	—	—%	—	—%	6	1%
North Sea	5	4%	5	3%	19	6%	33	5%
Total(1)	$124	100%	$188	100%	$341	100%	$640	100%

Oil and Gas Revenues:
United States	$759	38%	$1,033	47%	$2,005	38%	$3,168	45%
Egypt(1)	805	41%	823	37%	2,235	42%	2,707	38%
North Sea	419	21%	352	16%	1,049	20%	1,178	17%
Total(1)	$1,983	100%	$2,208	100%	$5,289	100%	$7,053	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Oil Volume (b/d)
United States	73,562	14%	64,540	69,552	5%	66,293
Egypt(1)(2)	88,521	9%	81,095	88,038	5%	83,857
North Sea	35,680	42%	25,160	36,070	17%	30,928
Total	197,763	16%	170,795	193,660	7%	181,078

Natural Gas Volume (Mcf/d)
United States	418,354	(10)%	463,372	417,597	(10)%	466,105
Egypt(1)(2)	300,326	(6)%	318,945	331,158	(5)%	350,400
North Sea	65,168	246%	18,822	47,665	43%	33,291
Total	783,848	(2)%	801,139	796,420	(6)%	849,796

NGL Volume (b/d)
United States	59,512	(2)%	60,685	55,938	(8)%	60,550
Egypt(1)(2)	—	NM	—	—	NM	261
North Sea	1,497	168%	558	1,209	12%	1,080
Total	61,009	—%	61,243	57,147	(8)%	61,891

BOE per day(3)
United States	202,800	—%	202,454	195,091	(5)%	204,528
Egypt(1)(2)	138,575	3%	134,253	143,231	1%	142,518
North Sea(4)	48,038	66%	28,855	45,222	20%	37,557
Total	389,413	7%	365,562	383,544	—%	384,603
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Oil (b/d)	144,528	133,607	141,995	136,476
Natural Gas (Mcf/d)	472,744	510,260	511,430	554,268
NGL (b/d)	—	—	—	397
(2)    Includes net production volumes per day attributable to noncontrolling interests in Egypt of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Oil (b/d)	59,021	43,301	58,715	44,742
Natural Gas (Mcf/d)	200,231	170,342	220,862	186,949
NGL (b/d)	—	—	—	139
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the third quarters of 2023 and 2022 were 55,283 boe/d and 36,467 boe/d, respectively, and 47,370 boe/d and 39,362 boe/d for the first nine months of 2023 and 2022, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.
NM — Not Meaningful

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Average Oil Price – Per barrel
United States	$82.38	(13)%	$94.62	$77.36	(23)%	$100.06
Egypt	88.99	(10)%	99.04	82.04	(23)%	106.19
North Sea	87.70	(14)%	101.85	83.25	(21)%	105.59
Total	86.35	(12)%	97.81	80.61	(22)%	103.81

Average Natural Gas Price – Per Mcf
United States	$2.14	(68)%	$6.67	$1.87	(68)%	$5.89
Egypt	2.91	1%	2.87	2.92	4%	2.82
North Sea	10.98	(54)%	24.12	12.83	(48)%	24.59
Total	3.17	(44)%	5.62	2.96	(44)%	5.31

Average NGL Price – Per barrel
United States	$21.74	(34)%	$32.97	$21.08	(42)%	$36.36
Egypt	—	NM	—	—	NM	76.80
North Sea	42.78	(39)%	70.42	47.58	(35)%	72.86
Total	22.17	(34)%	33.39	21.76	(42)%	37.47
NM — Not Meaningful
Third-Quarter 2023 compared to Third-Quarter 2022
Crude Oil Crude oil revenues for the third quarter of 2023 totaled $1.6 billion, a $22 million increase from the comparative 2022 quarter. A 16 percent higher average daily production increased revenues by $216 million compared to the prior-year quarter, while 12 percent decrease in average realized prices decreased third-quarter 2023 oil revenues by $194 million. Crude oil revenues accounted for 82 percent of total oil and gas production revenues and 51 percent of worldwide production in the third quarter of 2023. Crude oil prices realized in the third quarter of 2023 averaged $86.35 per barrel, compared with $97.81 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production increased 27 Mb/d to 197.8 Mb/d during the third quarter of 2023 from the comparative prior-year period, primarily a result of increased drilling activity in the U.S. and Egypt, and prior year downtime for turnaround maintenance in the North Sea, partially offset by natural production decline across all assets.
Natural Gas Gas revenues for the third quarter of 2023 totaled $230 million, a $183 million decrease from the comparative 2022 quarter. A 44 percent decrease in average realized prices decreased third-quarter 2023 natural gas revenues by $178 million compared to the prior-year quarter, while 2 percent lower average daily production decreased revenues by $5 million. Natural gas revenues accounted for 12 percent of total oil and gas production revenues and 34 percent of worldwide production during the third quarter of 2023. The Company’s worldwide natural gas production decreased 17.3 MMcf/d to 783.8 MMcf/d during the third quarter of 2023 from the comparative prior-year period, primarily a result of natural production decline across all assets and the sale of non-core assets in the U.S., offset by increased drilling activity, recompletions, and prior year downtime for turnaround maintenance in the North Sea.
NGL NGL revenues for the third quarter of 2023 totaled $124 million, a $64 million decrease from the comparative 2022 quarter. A 34 percent decrease in average realized prices decreased third-quarter 2023 NGL revenues by $63 million compared to the prior-year quarter, while a slightly lower average daily production decreased revenues by $1 million. NGL revenues accounted for 6 percent of total oil and gas production revenues and 15 percent of worldwide production during the third quarter of 2023. The Company’s worldwide NGL production decreased 0.2 Mb/d to 61.0 Mb/d during the third quarter of 2023 from the comparative prior-year period, primarily a result of natural production decline, partially offset by increased drilling activity, recompletions, and prior year downtime for turnaround maintenance in the North Sea.

Year-to-Date 2023 compared to Year-to-Date 2022
Crude Oil Crude oil revenues for the first nine months of 2023 totaled $4.3 billion, a $882 million decrease from the comparative 2022 period. A 22 percent decrease in average realized prices decreased oil revenues for the 2023 period by approximately $1.2 billion compared to the prior-year period, while 7 percent higher average daily production increased revenues by $284 million. Crude oil revenues accounted for 82 percent of total oil and gas production revenues and 50 percent of worldwide production for the first nine months of 2023. Crude oil prices realized during the first nine months of 2023 averaged $80.61 per barrel, compared to $103.81 per barrel in the comparative prior-year period.
The Company’s worldwide oil production increased 12.6 Mb/d to 193.7 Mb/d in the first nine months of 2023 compared to the prior-year period, primarily a result of increased drilling activity in the U.S. and Egypt and less maintenance downtime in the North Sea, partially offset by natural production decline across all assets.
Natural Gas Gas revenues for the first nine months of 2023 totaled $643 million, a $583 million decrease from the comparative 2022 period. A 44 percent decrease in average realized prices decreased natural gas revenues for the 2023 period by $542 million compared to the prior-year period, while 6 percent lower average daily production decreased revenues by $41 million compared to the prior-year period. Natural gas revenues accounted for 12 percent of total oil and gas production revenues and 35 percent of worldwide production for the first nine months of 2023. The Company’s worldwide natural gas production decreased 53.4 MMcf/d to 796.4 MMcf/d in the first nine months of 2023 compared to the prior-year period, primarily a result of natural production decline across all assets and the sale of non-core assets in the U.S., partially offset by increased drilling activity, recompletions, and less maintenance downtime in the North Sea.
NGL NGL revenues for the first nine months of 2023 totaled $341 million, a $299 million decrease from the comparative 2022 period. A 42 percent decrease in average realized prices decreased NGL revenues for the 2023 period by $269 million compared to the prior-year period, while 8 percent lower average daily production decreased revenues by $30 million compared to the prior-year period. NGL revenues accounted for 6 percent of total oil and gas production revenues and 15 percent of worldwide production for the first nine months of 2023. The Company’s worldwide NGL production decreased 4.8 Mb/d to 57.1 Mb/d in the first nine months of 2023 compared to the prior-year period, primarily a result of natural production decline, partially offset by increased drilling activity, recompletions, and less maintenance downtime in the North Sea.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes totaled $229 million and $585 million during the third quarters of 2023 and 2022, respectively, and $612 million and $1.5 billion during the first nine months of 2023 and 2022, respectively. Purchased oil and gas sales were offset by associated purchase costs of $211 million and $573 million during the third quarters of 2023 and 2022, respectively, and $558 million and $1.5 billion during the first nine months of 2023 and 2022, respectively. Gross purchased oil and gas sales values were lower in the third quarter and the first nine months of 2023, primarily due to lower average natural gas prices during the 2023 periods.

Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Lease operating expenses	$381	$363	$1,047	$1,066
Gathering, processing, and transmission	83	94	231	269
Purchased oil and gas costs	211	573	558	1,452
Taxes other than income	56	74	153	222
Exploration	39	46	120	86
General and administrative	132	64	256	298
Transaction, reorganization, and separation	5	4	11	21
Depreciation, depletion, and amortization:
Oil and gas property and equipment	366	278	993	825
Gathering, processing, and transmission assets	2	4	5	10
Other assets	9	6	26	22
Asset retirement obligation accretion	29	29	86	87
Impairments	—	—	46	—
Financing costs, net	40	55	131	257
Total Operating Expenses	$1,353	$1,590	$3,663	$4,615
Lease Operating Expenses (LOE)
LOE increased $18 million and decreased $19 million compared to the third quarter and the first nine months of 2022, respectively. On a per-unit basis, LOE decreased 1 percent and 2 percent in the third quarter and the first nine months of 2023, respectively, from the comparative prior-year periods. The increase in absolute expenses for the third quarter of 2023 compared to the third quarter of 2022 was primarily driven by higher labor costs and other operating costs trending with global inflation, partially offset by decreased workover activity primarily in the North Sea. The decrease in expenses for the first nine months of 2023 compared to the first nine months of 2022 was primarily driven by decreased workover activity primarily in the North Sea and changes in foreign currency exchange rates against the US dollar, offset by higher labor costs and other operating costs trending with global inflation.

Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Third-party processing and transmission costs	$59	$66	$157	$200
Midstream service costs – ALTM	—	—	—	18
Midstream service costs – Kinetik	24	28	74	64
Upstream processing and transmission costs	83	94	231	282
Midstream operating expenses	—	—	—	5
Intersegment eliminations	—	—	—	(18)
Total Gathering, processing, and transmission	$83	$94	$231	$269
GPT costs decreased $11 million and $38 million in the third quarter and the first nine months of 2023, respectively, from the comparative prior-year period, primarily the result of lower upstream processing and transmission costs, partially offset by impacts of the BCP Business Combination. Upstream processing and transmission costs decreased $11 million and $51 million in the third quarter and the first nine months of 2023, respectively, from the comparative prior-year period, primarily driven by a decrease in natural gas production volumes when compared to the prior-year period. Costs for services provided by ALTM in 2022 prior to the BCP Business Combination totaling $18 million were eliminated in the Company’s consolidated financial statements and reflected as “Intersegment eliminations” in the table above. Subsequent to the BCP Business Combination and the Company’s deconsolidation of Altus on February 22, 2022, these midstream services continue to be provided by Kinetik Holdings Inc. (Kinetik) but are no longer eliminated.
Taxes Other Than Income
Taxes other than income decreased $18 million and $69 million from the third quarter and the first nine months of 2022, respectively, primarily from lower severance taxes driven by lower commodity prices as compared to the prior-year periods.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Unproved leasehold impairments	$8	$16	$19	$22
Dry hole expense	17	21	67	30
Geological and geophysical expense	1	1	2	3
Exploration overhead and other	13	8	32	31
Total Exploration	$39	$46	$120	$86
Exploration expenses decreased $7 million and increased $34 million from the third quarter and the first nine months of 2022, respectively. The decrease in expenses for the third quarter of 2023 compared to the third quarter of 2022 was primarily driven by lower unproved leasehold impairments and dry hole expenses, partially offset by higher exploration overhead expenses. The increase in expenses for the first nine months of 2023 compared to the first nine months of 2022 was primarily the result of higher dry hole expense from increased Egypt exploration activity during 2023.
General and Administrative (G&A) Expenses
G&A expenses increased $68 million and decreased $42 million compared to the third quarter and the first nine months of 2022, respectively. The increase in expenses for the third quarter of 2023 compared to the third quarter of 2022 was primarily driven by higher cash-based stock compensation expense resulting from changes in the Company’s stock price and anticipated achievement of performance and financial objectives as defined in the stock award plans. G&A expenses for the first nine months of 2022 were higher than the first nine months of 2023, as impacts of anticipated achievement-based objectives and changes in the Company’s stock price on cash-based stock compensation were greater during the first nine months of 2022 than those in the first nine months of 2023.

Transaction, Reorganization, and Separation (TRS) Costs
TRS costs remained essentially flat in the third quarter of 2023 when compared to the third quarter of 2022 and decreased $10 million compared to the first nine months of 2022. Higher TRS costs during the first nine months of 2022 were primarily a result of transaction costs from the BCP Business Combination in the first quarter of 2022.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses increased $89 million and $167 million from the third quarter and the first nine months of 2022, respectively, primarily driven by DD&A on the Company’s oil and gas properties. The Company’s DD&A rate on its oil and gas properties increased $1.76 per boe and $1.30 per boe from the third quarter and the first nine months of 2022, respectively, driven by general cost inflation. The increase on an absolute basis was also impacted by an increase in capital investment activity in Egypt and acquisitions in the U.S. over the past year.
Impairments
During the second quarter of 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea.
Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Interest expense	$71	$74	$220	$239
Amortization of debt issuance costs	1	1	2	7
Capitalized interest	—	—	—	(1)
(Gain) loss on extinguishment of debt	—	—	(9)	67
Interest income	(2)	(4)	(7)	(9)
Interest income from APA Corporation, net	(30)	(16)	(75)	(46)
Total Financing costs, net	$40	$55	$131	$257
Net financing costs decreased $15 million and $126 million from the third quarter and the first nine months of 2022, respectively. Lower overall interest expense was a result of the reduction of fixed-rate debt during 2023 coupled with losses incurred on the extinguishment of debt during the first nine months of 2022 and gains on extinguishment of debt in the first nine months of 2023.
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
During the third quarter of 2023, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2023 year-to-date effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023 on January 10, 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the third quarter of 2022, the Company’s effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of the Energy (Oil and Gas) Profits Levy Act of 2022 on July 14, 2022, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, a deferred tax expense related to the remeasurement of taxes in the U.K., and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.

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
The Company has a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that in the next 12 months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Given the nature of its business, APA Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in APA Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023 and APA Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income, (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE CORPORATION

Dated:	November 2, 2023	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 2, 2023	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)