Form 10-Q
period 2024-03-31
APACHE CORP
filed 2024-05-02
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2024 (100% owned by APA Corporation)	1,000
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
•property acquisitions or divestitures;
•the integration of acquisitions;

•other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Narrative Analysis of Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023;
•other risks and uncertainties disclosed in APA Corporation’s first-quarter 2024 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues(1)	$1,636	$1,706
Purchased oil and gas sales(1)	203	239
Total revenues	1,839	1,945
Gain on divestitures, net	7	1
Loss on previously sold Gulf of Mexico properties	(66)	—
Other, net	15	(32)
	1,795	1,914
OPERATING EXPENSES:
Lease operating expenses(1)	326	314
Gathering, processing, and transmission(1)	76	73
Purchased oil and gas costs(1)	163	216
Taxes other than income	50	50
Exploration	42	44
General and administrative	83	58
Transaction, reorganization, and separation	9	4
Depreciation, depletion, and amortization	373	308
Asset retirement obligation accretion	40	28
Financing costs, net	33	49
	1,195	1,144
NET INCOME BEFORE INCOME TAXES	600	770
Current income tax provision	300	346
Deferred income tax provision (benefit)	(18)	119
NET INCOME INCLUDING NONCONTROLLING INTERESTS	318	305
Net income attributable to noncontrolling interest – Sinopec	80	84
Net income attributable to noncontrolling interest – APA Corporation	102	84
NET INCOME ATTRIBUTABLE TO APACHE CORPORATION	$136	$137
(1)    For transactions with Kinetik prior to the Company’s sale of its remaining shares of Kinetik Class A Common Stock and the resignation of the Company’s designated director from the Kinetik board of directors, refer to Note 6—Equity Method Interests.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$318	$305
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Pension and postretirement benefit plan	—	3
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	318	308
Comprehensive income attributable to noncontrolling interest – Sinopec	80	84
Comprehensive income attributable to noncontrolling interest – APA Corporation	102	84
COMPREHENSIVE INCOME ATTRIBUTABLE TO APACHE CORPORATION	$136	$140

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$318	$305
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on divestitures, net	(7)	(1)
Exploratory dry hole expense and unproved leasehold impairments	31	32
Depreciation, depletion, and amortization	373	308
Asset retirement obligation accretion	40	28
Provision for (benefit from) deferred income taxes	(18)	119
Gain on extinguishment of debt	—	(9)
Loss on previously sold Gulf of Mexico properties	66	—
Other, net	(26)	14
Changes in operating assets and liabilities:
Receivables	25	(59)
Inventories	(17)	(31)
Drilling advances and other current assets	(32)	(35)
Deferred charges and other long-term assets	53	78
Accounts payable	38	(83)
Accounts receivable from/payable to APA Corporation	(1)	16
Accrued expenses	(432)	(316)
Deferred credits and noncurrent liabilities	(91)	(78)
NET CASH PROVIDED BY OPERATING ACTIVITIES	320	288
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(381)	(484)
Leasehold and property acquisitions	—	(5)
Notes receivable from APA Corporation	(134)	104
Proceeds from asset divestitures	27	21
Proceeds from sale of Kinetik Shares	428	—
Other, net	(13)	(4)
NET CASH USED IN INVESTING ACTIVITIES	(73)	(368)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Apache credit facility, net	—	105
Payments on fixed-rate debt	—	(65)
Distributions to noncontrolling interest – Sinopec	(70)	(17)
Distributions to APA Corporation	(165)	(17)
Other, net	—	6
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(235)	12

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12	(68)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	84	185
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96	$117

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$98	$105
Income taxes paid, net of refunds	366	286
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2024	December 31, 2023

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96	$84
Receivables, net of allowance of $110 and $114	1,536	1,559
Other current assets (Note 5)	779	725
Accounts receivable from APA Corporation (Note 2)	53	52
	2,464	2,420
PROPERTY AND EQUIPMENT:
Oil and gas properties	43,791	43,349
Gathering, processing, and transmission facilities	448	448
Other	625	634
Less: Accumulated depreciation, depletion, and amortization	(36,081)	(35,707)
	8,783	8,724
OTHER ASSETS:
Equity method interests (Note 6)	—	437
Decommissioning security for sold Gulf of Mexico properties (Note 11)	21	21
Deferred tax asset (Note 10)	1,695	1,747
Deferred charges and other	525	522
Noncurrent receivable from APA Corporation (Note 2)	229	93
Notes receivable from APA Corporation (Note 2)	3,014	2,980
	$16,731	$16,944

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$598	$560
Current debt	2	2
Other current liabilities (Note 7)	1,325	1,669
	1,925	2,231
LONG-TERM DEBT (Note 9)	4,813	4,814
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Deferred tax liability (Note 10)	300	371
Asset retirement obligation (Note 8)	2,388	2,354
Decommissioning contingency for sold Gulf of Mexico properties (Note 11)	807	764
Other	463	466
	3,958	3,955
EQUITY:
Common stock, $0.625 par, 1,000 and 1,000 shares authorized, respectively, 1,000 and 1,000 shares issued, respectively	—	—
Paid-in capital	7,904	7,972
Accumulated deficit	(3,119)	(3,255)
Accumulated other comprehensive income	15	15
EQUITY ATTRIBUTABLE TO APACHE CORPORATION	4,800	4,732
Noncontrolling interest – Sinopec	1,046	1,036
Noncontrolling interest – APA Corporation	189	176
TOTAL EQUITY	6,035	5,944
	$16,731	$16,944

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	EQUITY ATTRIBUTABLE TO APACHE CORPORATION	Noncontrolling Interests	TOTAL EQUITY

	(In millions)
For the Quarter Ended March 31, 2023
Balance at December 31, 2022	$8,025	$(5,781)	$14	$2,258	$984	$3,242
Net income attributable to Apache Corporation	—	137	—	137	—	137
Net income attributable to noncontrolling interest – APA	—	—	—	—	84	84
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	84	84
Distributions to noncontrolling interest – Sinopec	—	—	—	—	(17)	(17)
Distributions to APA Corporation	—	—	—	—	(17)	(17)
Other	6	—	3	9	—	9
Balance at March 31, 2023	$8,031	$(5,644)	$17	$2,404	$1,118	$3,522

For the Quarter Ended March 31, 2024
Balance at December 31, 2023	$7,972	$(3,255)	$15	$4,732	$1,212	$5,944
Net income attributable to Apache Corporation	—	136	—	136	—	136
Net income attributable to noncontrolling interest – APA	—	—	—	—	102	102
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	80	80
Distributions to noncontrolling interest – Sinopec	—	—	—	—	(70)	(70)
Distributions to APA Corporation	(76)	—	—	(76)	(89)	(165)
Other	8	—	—	8	—	8
Balance at March 31, 2024	$7,904	$(3,119)	$15	$4,800	$1,235	$6,035

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by Apache Corporation (Apache or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company files these consolidated financial statements with the SEC as a voluntary filer to comply with the terms of certain of the Company’s outstanding debt instruments. They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of any recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which contains a summary of the Company’s significant accounting policies and other disclosures.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2024, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
Sinopec International Petroleum Exploration and Production Corporation (Sinopec) owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business as a noncontrolling interest, which is reflected as a separate noncontrolling interest component of equity in the Company’s consolidated balance sheet. APA Corporation (APA) also owns a noncontrolling interest in Apache’s consolidated Egypt oil and gas business. Refer to Note 2—Transactions with Parent Affiliate for detail regarding APA’s noncontrolling interest. The Company has determined that one of its limited partnership subsidiaries, which has control over Apache’s Egyptian operations, qualifies as a variable interest entity (VIE) under GAAP. Apache consolidates this limited partnership subsidiary because the Company has concluded that it has a controlling financial interest in the Egyptian operations and was determined to be the primary beneficiary of the VIE.
Investments in which the Company has significant influence, but not control, are accounted for under the equity method of accounting. During each of the periods ended March 31, 2024 and 2023, the Company had a designated director on the Kinetik Holdings Inc. (Kinetik) board of directors. As a result, the Company is considered to have had significant influence over Kinetik for all periods presented. The Company’s designated director resigned from the Kinetik board of directors on April 3, 2024.
As of December 31, 2023, the Company held shares of Kinetik Class A Common Stock (Kinetik Shares), which were recorded separately as “Equity method interests” in the Company’s consolidated balance sheet. On March 18, 2024, the Company sold its remaining Kinetik Shares. Refer to Note 6—Equity Method Interests for further detail.

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
Significant estimates with regard to these financial statements include the estimates of fair value for long-lived assets (refer to “Fair Value Measurements” and “Property and Equipment” sections in this Note 1 below), the fair value determination of acquired assets and liabilities (refer to Note 3—Acquisitions and Divestitures), the assessment of asset retirement obligations (refer to Note 8—Asset Retirement Obligation), the estimate of income taxes (refer to Note 10—Income Taxes), the estimation of the contingent liability representing Apache’s potential decommissioning obligations on sold properties in the Gulf of Mexico (refer to Note 11—Commitments and Contingencies), and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom.
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
Refer to Note 6—Equity Method Interests and Note 9—Debt and Financing Costs for further detail regarding the Company’s fair value measurements recorded on a recurring basis.
During the three months ended March 31, 2024 and 2023, the Company recorded no asset impairments in connection with fair value assessments.
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
Revenue Recognition
Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.4 billion at each of March 31, 2024 and December 31, 2023. Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. Over the past year, the Company experienced a gradual decline in the timeliness of receipts from the Egyptian General Petroleum Corporation (EGPC) for the Company’s Egyptian oil and gas sales. Although the Company continues to receive periodic payments from EGPC, economic conditions in Egypt have lessened the availability of U.S. dollars in Egypt, resulting in a delay in receipts from EGPC. Continuation of the currency shortage in Egypt could lead to further delays, deferrals of payment, or non-payment in the future; however, the Company currently anticipates that it will ultimately be able to collect its receivable from EGPC.

Oil and gas production revenues include income taxes that will be paid to the Arab Republic of Egypt by EGPC on behalf of the Company. Revenue and associated expenses related to such tax volumes are recorded as “Oil, natural gas, and natural gas liquids production revenues” and “Current income tax provision,” respectively, in the Company’s statement of consolidated operations.
Refer to Note 12—Business Segment Information for a disaggregation of oil, gas, and natural gas production revenue by product and reporting segment.
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
Oil and Gas Property
The Company follows the successful efforts method of accounting for its oil and gas property. Under this method of accounting, exploration costs, production costs, general corporate overhead, and similar activities are expensed as incurred. If an exploratory well provides evidence to justify potential development of reserves, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory well costs in light of ongoing exploration activities, and if management determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed.
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
New Pronouncements Issued But Not Yet Adopted
There were no material changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
2.    TRANSACTIONS WITH PARENT AFFILIATE
Apache is a direct, wholly owned subsidiary of APA. Apache holds assets in the U.S., Egypt, and the U.K. and provides administrative and support operations for certain APA subsidiaries with interests in the U.S., Suriname, and other international locations. The Company incurred $8 million and $6 million in the first quarters of 2024 and 2023, respectively, in reimbursable corporate overhead charges in connection with these administration and support operations.
Notes Receivable from APA Corporation
On March 1, 2021, Apache sold to APA all of the equity in the three Apache subsidiaries through which Apache’s interests in Suriname and the Dominican Republic were held. The purchase price is payable pursuant to a senior promissory note made by APA payable to Apache, dated March 1, 2021. The note has a seven-year term, maturing on February 29, 2028, and bears interest at a rate of 4.5 percent per annum, payable semi-annually, subject to APA’s option to allow accrued interest to convert to principal (PIK) during the first 5.5 years of the note’s term (to August 31, 2026). The note is guaranteed by each of the three subsidiaries sold by Apache to APA. APA allowed interest accrued from August 31, 2023 through February 29, 2024, totaling $192 million, to PIK pursuant to the note. At each of March 31, 2024 and December 31, 2023, there was approximately $1.5 billion in principal outstanding under this note.
APA also made a senior promissory note payable to Apache, dated March 31, 2023, pursuant to which Apache may loan and APA may borrow, repay, and reborrow up to $1.5 billion in aggregate principal amount outstanding at any time. The note has a five-year term, maturing March 31, 2028. The note bears interest at a rate per annum of 6.0 percent, payable semi-annually; however, APA may allow accrued interest to convert to principal, subject to the aggregate maximum principal amount of the note. At each of March 31, 2024 and December 31, 2023, there were approximately $1.5 billion in borrowings outstanding under this note. The note is intended to facilitate cash management of APA and Apache.
These notes are both reflected in “Notes receivable from APA Corporation” on the Company’s consolidated balance sheet. The Company recognized interest income on these notes totaling $36 million and $16 million during the first quarters of 2024 and 2023, respectively. The interest income related to these notes is reflected in “Financing costs, net” on the Company’s statement of consolidated operations.
Noncontrolling Interest – APA Corporation
In the fourth quarter of 2021, in conjunction with the ratification of a new merged concession agreement (MCA) with the EGPC, Apache entered into an agreement with APA under which the historical value of existing concessions prior to ratifying the MCA was retained by Apache, with any excess value from the MCA terms being allocated to APA. Sinopec owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business, and 64 percent and 50 percent of the remaining net income and distributable cash flow for the Company’s Egyptian operations is allocated to APA in 2024 and 2023, respectively. Apache consolidates its Egyptian operations, with APA’s noncontrolling interest reflected as a separate component in the Company’s consolidated balance sheet. The Company recorded net income attributable to APA’s noncontrolling interest of $102 million and $84 million in the first quarters of 2024 and 2023, respectively. The Company also distributed $89 million and $17 million in the first three months of 2024 and 2023, respectively, of cash to APA in association with its noncontrolling interest.
Accounts Receivable from / Accounts Payable to APA
In connection with the Company’s role as service provider to APA, Apache is reimbursed by APA for employee costs, certain internal costs, and third-party costs paid by the Company on behalf of APA. All reimbursements are based on actual costs incurred, and no market premium is applied by the Company to APA. The Company also collects third-party receivables on behalf of APA. As of March 31, 2024 and December 31, 2023, the Company had accounts receivable from APA in connection with these services totaling $53 million and $52 million, respectively, which is reflected in “Accounts receivable from APA Corporation” on the Company’s consolidated balance sheet.

As of March 31, 2024 and December 31, 2023, the Company had receivables from APA totaling $229 million and $93 million, respectively. This balance is reflected in “Noncurrent receivable from APA Corporation” on the Company’s consolidated balance sheet.
Other Transactions with APA Corporation
From time to time, the Company may, at its discretion, make distributions of capital to APA. Capital distributions totaling $76 million were made during the first three months of 2024 primarily in support of dividend payments and capital transactions completed by APA during the period. No capital distributions were made during the first three months of 2023.
3.    ACQUISITIONS AND DIVESTITURES
2024 Activity
Sale of Kinetik Shares
On March 18, 2024, the Company sold its remaining Kinetik Shares for cash proceeds of $428 million. Refer to Note 6—Equity Method Interests for further detail.
U.S. Divestitures
During the first quarter of 2024, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $27 million, recognizing a gain of approximately $7 million upon closing of these transactions.
2023 Activity
Leasehold and Property Acquisitions
During the first quarter of 2023, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $5 million.
U.S. Divestitures
During the first quarter of 2023, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $21 million, recognizing a gain of approximately $1 million upon closing of these transactions.
4.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $68 million and $47 million as of March 31, 2024 and December 31, 2023, respectively. The balance is primarily attributable to additional drilling activity in Egypt, partially offset by the transfer of successful well costs during the quarter. Approximately $9 million of suspended well costs previously capitalized for greater than one year at December 31, 2023 were charged to dry hole expense during the first quarter of 2024.
Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether proved reserves can be attributed to these projects.
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	March 31, 2024	December 31, 2023

	(In millions)
Inventories	$458	$439
Drilling advances	102	68
Prepaid assets and other	54	40
Current decommissioning security for sold Gulf of Mexico assets	165	178
Total Other current assets	$779	$725

6.    EQUITY METHOD INTERESTS
As of December 31, 2023, the Company held 13.1 million Kinetik Shares, which were recorded at fair value of $437 million and reflected separately as “Equity method interests” in the Company’s consolidated balance sheet. The Company elected the fair value option for measuring its equity method interest in Kinetik based on practical expedience, variances in reporting timelines, and cost-benefit considerations. The fair value of the Company’s interest in Kinetik was determined using observable share prices on a major exchange, a Level 1 fair value measurement. On March 18, 2024, the Company sold its remaining Kinetik Shares for cash proceeds of $428 million.
Prior to the Company’s sale of its remaining Kinetik Shares and the resignation of the Company’s designated director from the Kinetik board of directors, the Company recorded changes in the fair value of its equity method interest in Kinetik totaling losses of $9 million and $19 million in the first quarters of 2024 and 2023, respectively. These losses were recorded as a component of “Revenues and Other” in the Company’s statement of consolidated operations.
The following table represents related party sales and costs associated with Kinetik prior to the Company’s sale of its remaining Kinetik Shares and the resignation of the Company’s designated director from the Kinetik board of directors:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Natural gas and NGLs sales	$7	$7
Purchased oil and gas sales	22	—
	$29	$7

Gathering, processing, and transmission costs	$21	$24
Purchased oil and gas costs	23	—
Lease operating expenses	2	—
	$46	$24
7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	March 31, 2024	December 31, 2023

	(In millions)
Accrued operating expenses	$161	$158
Accrued exploration and development	413	307
Accrued compensation and benefits	137	390
Accrued interest	66	92
Accrued income taxes	86	138
Current asset retirement obligation	75	76
Current operating lease liability	119	115
Current decommissioning contingency for sold Gulf of Mexico properties	40	60
Other	228	333
Total Other current liabilities	$1,325	$1,669

8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

March 31, 2024
(In millions)
Asset retirement obligation, December 31, 2023	$2,430
Liabilities incurred	1
Liabilities settled	(9)
Accretion expense	40
Revisions in estimated liabilities	1
Asset retirement obligation, March 31, 2024	2,463
Less current portion	(75)
Asset retirement obligation, long-term	$2,388
9.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	March 31, 2024	December 31, 2023

	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$4,835	$4,835
Finance lease obligations	31	32
Unamortized discount	(26)	(26)
Debt issuance costs	(25)	(25)
Total debt	4,815	4,816
Current maturities	(2)	(2)
Long-term debt	$4,813	$4,814
(1)    The fair values of the Company’s notes and debentures were $4.3 billion at each of March 31, 2024 and December 31, 2023.
Apache uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
At each of March 31, 2024 and December 31, 2023, current debt included $2 million of finance lease obligations.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Interest expense	$72	$75
Amortization of debt issuance costs	1	1
Gain on extinguishment of debt	—	(9)
Interest income	(4)	(2)
Interest income from APA Corporation, net (Note 2)	(36)	(16)
Financing costs, net	$33	$49
During the quarter ended March 31, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash. The Company recognized a $9 million gain on these repurchases.

APA Unsecured 2022 Committed Bank Credit Facilities
On April 29, 2022, Apache entered into two unsecured guaranties of obligations under two unsecured syndicated credit agreements then entered into by APA, of which Apache is a wholly owned subsidiary. These APA credit agreements are for general corporate purposes.
•One agreement is denominated in US dollars (the USD Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of US$1.8 billion (including a letter of credit subfacility of up to US$750 million, of which US$150 million currently is committed). APA may increase commitments up to an aggregate US$2.3 billion by adding new lenders or obtaining the consent of any increasing existing lenders. This facility matures in April 2027, subject to APA’s two, one-year extension options.
•The second agreement is denominated in pounds sterling (the GBP Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of £1.5 billion for loans and letters of credit. This facility matures in April 2027, subject to APA’s two, one-year extension options.
Apache may borrow under APA’s USD Agreement up to an aggregate principal amount of US$300 million outstanding at any given time. As of March 31, 2024 and December 31, 2023, there were no borrowings by Apache outstanding under the USD Agreement. Apache has guaranteed obligations under each of the USD Agreement and GBP Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first is less than US$1.0 billion.
As of March 31, 2024, there were $30 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of March 31, 2024, there were no letters of credit outstanding under the USD Agreement. As of December 31, 2023, there were $372 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2023, there were no letters of credit outstanding under the USD Agreement. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which require such support while Apache’s credit rating by Standard & Poor’s remains below BBB; on March 26, 2020, Standard & Poor’s reduced Apache’s rating from BBB to BB+, which was affirmed in 2023.
Uncommitted Lines of Credit
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of March 31, 2024 and December 31, 2023, there were no outstanding borrowings under these facilities. At each of March 31, 2024 and December 31, 2023, there were £296 million and $2 million in letters of credit outstanding under these facilities.
APA Commercial Paper Program
In December 2023, APA established a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $1.8 billion outstanding at any time. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance.
Payment of CP Notes has been unconditionally guaranteed on an unsecured basis by Apache, such guarantee effective until the first time that the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures is less than US$1.0 billion.
As of March 31, 2024, there was $340 million in aggregate face amount of CP Notes outstanding, which is classified as long-term debt. As of December 31, 2023, there were no CP Notes outstanding.

APA Unsecured Committed Term Loan Facility
On January 30, 2024, Apache entered into an unsecured guaranty of obligations under an unsecured syndicated credit agreement then entered into by APA under which the lenders have committed an aggregate $2.0 billion for senior unsecured delayed-draw term loans to APA (Term Loan Credit Agreement), the proceeds of which could be used to refinance certain indebtedness of Callon Petroleum Company, a Delaware corporation (Callon), only on the date of closing of transactions under the Merger Agreement. Refer to “Subsequent Event” for further detail. Apache has guaranteed obligations under the Term Loan Credit Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first is less than $1.0 billion.
Subsequent Event
On April 1, 2024, APA closed the transactions under the Term Loan Credit Agreement. APA borrowed an aggregate $1.5 billion in senior unsecured term loans that mature April 1, 2027. Loan proceeds were used to refinance certain indebtedness of Callon upon the substantially simultaneous closing of APA’s acquisition of Callon pursuant to the Merger Agreement and to pay related fees and expenses. APA may at any time prepay loans under the Term Loan Credit Agreement.
The lenders under the Term Loan Credit Agreement committed an aggregate $2.0 billion for senior unsecured delayed-draw term loans to APA available for borrowing only once upon the date of the closings under the Merger Agreement and Term Loan Credit Agreement, of which $1.5 billion was for term loans that would mature three years after the date of such closings (3-Year Tranche Loans) and $500 million was for term loans that would mature 364 days after the date of such closings (364-Day Tranche Loans). APA elected to borrow only under the 3-Year Tranche Loans and to allow the lender commitments for the 364-Day Tranche Loans to expire.
10.    INCOME TAXES
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
The Company’s effective income tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. The Company’s effective income tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
In December 2021, the Organisation for Economic Co-operation and Development issued Pillar Two Model Rules introducing a new global minimum tax of 15 percent on a country-by-country basis, with certain aspects effective in certain jurisdictions on January 1, 2024. Although the Company continues to monitor enacted legislation to implement these rules in countries where the Company could be impacted, Apache does not expect that the Pillar Two framework will have a material impact on its consolidated financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.

11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of March 31, 2024, the Company has an accrued liability of approximately $84 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on Legal Matters described below, refer to Note 12—Commitments and Contingencies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Louisiana Restoration
As more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including the Company, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to its original condition, regardless of the value of the underlying property. From time to time, restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While adverse judgments against the Company are possible, the Company intends to actively defend these lawsuits and claims.

Starting in November of 2013 and continuing into 2023, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including the Company. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. Without acknowledging or admitting any liability and solely to avoid the expense and uncertainty of future litigation, the Company agreed to settle with the State of Louisiana and Louisiana coastal Parishes to resolve any potential liability on the part of the Company for claims that were or could have been asserted by the coastal Parishes and/or the State of Louisiana in the pending litigation. The settlement is subject to court approval, which the parties hope to receive at some point in the first half of 2024. The consideration to be provided by the Company in the settlement will not have a material impact on the Company’s financial position. Following settlement of these various lawsuits, the Company will be a defendant in only two remaining coastal zone lawsuits, one filed by the City of New Orleans against the Company and a number of oil and gas operators and the other filed against Callon Offshore Production, Inc., among many other oil and gas operators, and pending in St. Bernard Parish, Louisiana. The Company will now oversee the latter lawsuit as a result of the merger with Callon Petroleum Company.
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
Shareholder and Derivative Lawsuits
On February 23, 2021, a case captioned Plymouth County Retirement System v. Apache Corporation, et al. was filed in the United States District Court for the Southern District of Texas (Houston Division) against the Company and certain current and former officers. The complaint, which is a shareholder lawsuit styled as a class action, alleges, among other things, that (1) the Company intentionally used unrealistic assumptions regarding the amount and composition of available oil and gas in Alpine High; (2) the Company did not have the proper infrastructure in place to safely and/or economically drill and/or transport those resources even if they existed in the amounts purported; (3) certain statements and omissions artificially inflated the value of the Company’s operations in the Permian Basin; and (4) as a result, the Company’s public statements were materially false and misleading. With no admission, concession, or finding of any fault, liability, or wrongdoing, but only to avoid the expense and uncertainty of litigation, the parties have agreed to a settlement resolving all claims made against the defendants by the class. The settlement agreement will be subject to court approval, and a hearing is expected to be held in the coming months. The settlement will not have a material effect on the Company’s financial position, results of operations, or liquidity and is subject to insurance coverage that companies have for these types of claims.
On February 21, 2023, a case captioned Steve Silverman, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. Then, on July 21, 2023, a case captioned Yang-Li-Yu, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. These cases have now been consolidated as In Re APA Corporation Derivative Litigation, Case No. 4:23-cv-00636 in the Southern District of Texas and purport to be derivative actions brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. The defendants filed a motion to dismiss the consolidated lawsuits, which is fully briefed and will remain pending following settlement of the Plymouth County Retirement System case noted above.
Environmental Matters
As of March 31, 2024, the Company had an undiscounted reserve for environmental remediation of approximately $5 million.
On September 11, 2020, the Company received a Notice of Violation and Finding of Violation, and accompanying Clean Air Act Information Request, from the U.S. Environmental Protection Agency (EPA) following site inspections in April 2019 at several of the Company’s oil and natural gas production facilities in Lea and Eddy Counties, New Mexico. Then on December 29, 2020, the Company received a Notice of Violation and Opportunity to Confer, and accompanying Clean Air Act Information Request, from the EPA following helicopter flyovers in September 2019 of several of the Company’s oil and natural gas production facilities in Reeves County, Texas. The notices and information requests involved alleged emissions control and reporting violations. The Company cooperated with the EPA, responded to the information requests, and negotiated and entered into a consent decree to resolve the alleged violations in both New Mexico and Texas, which has been approved and entered by the Court. The consideration provided by the Company in connection with the consent decree, which includes a $4 million payment, will not have a material impact on the Company’s financial position.
The Company is not aware of any environmental claims existing as of March 31, 2024, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

Potential Decommissioning Obligations on Sold Properties
In 2013, Apache sold its Gulf of Mexico (GOM) Shelf operations and properties and its GOM operating subsidiary, GOM Shelf LLC (GOM Shelf) to Fieldwood Energy LLC (Fieldwood). Fieldwood assumed the obligation to decommission the properties held by GOM Shelf and the properties acquired from Apache and its other subsidiaries (collectively, the Legacy GOM Assets). On February 14, 2018, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection. On August 3, 2020, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection for a second time. Upon emergence from this second bankruptcy, the Legacy GOM Assets were separated into a standalone company, which was subsequently merged into GOM Shelf. Under GOM Shelf’s limited liability company agreement, the proceeds of production of the Legacy GOM Assets are to be used to fund the operation of GOM Shelf and the decommissioning of Legacy GOM Assets. Pursuant to the terms of the original transaction, as amended in the first bankruptcy, the securing of the asset retirement obligations for the Legacy GOM Assets as and when Apache is required to perform or pay for any such decommissioning was accomplished through the posting of letters of credit in favor of Apache (Letters of Credit), the provision of two bonds (Bonds) in favor of Apache, and the establishment of a trust account of which Apache was a beneficiary and which was funded by net profits interests (NPIs) depending on future oil prices. In addition, after such sources have been exhausted, Apache agreed upon resolution of GOM Shelf’s second bankruptcy to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning, with such standby loan secured by a first and prior lien on the Legacy GOM Assets.
By letter dated April 5, 2022 (replacing two earlier letters) and by subsequent letter dated March 1, 2023, GOM Shelf notified the Bureau of Safety and Environmental Enforcement (BSEE) that it was unable to fund the decommissioning obligations that it was obligated to perform on certain of the Legacy GOM Assets. As a result, Apache and other current and former owners in these assets have received orders from BSEE and demands from third parties to decommission certain of the Legacy GOM Assets included in GOM Shelf’s notifications to BSEE. Apache expects to receive similar orders and demands on the other Legacy GOM Assets included in GOM Shelf’s notification letters. Apache has also received orders to decommission other Legacy GOM Assets that were not included in GOM Shelf’s notification letters. Further, Apache anticipates that GOM Shelf may send additional such notices to BSEE in the future and that it may receive additional orders from BSEE requiring it to decommission other Legacy GOM Assets.
On June 21, 2023, two sureties that issued Bonds directly to Apache and two sureties that issued bonds to the issuing bank on the Letters of Credit filed suit against Apache in a case styled Zurich American Insurance Company, HCC International Insurance Company PLC, Philadelphia Indemnity Insurance Company and Everest Reinsurance Company (Insurers) v. Apache Corporation, Cause No. 2023-38238 in the 281st Judicial District Court, Harris County Texas. The sureties sought to prevent Apache from drawing on the Bonds and Letters of Credit and further alleged that they are discharged from their reimbursement obligations related to decommissioning costs and are entitled to other relief. On July 20, 2023, the 281st Judicial District Court denied the Insurers’ request for a temporary injunction. On July 26, 2023, Apache removed the suit to the United States Bankruptcy Court for the Southern District of Texas (Houston Division) which subsequently held that the sureties’ state court lawsuit violated the terms of the Bankruptcy Confirmation Order and is void. Since the time the sureties filed their state court lawsuit, Apache has drawn down the entirety of the Letters of Credit. Apache has also sought to draw down on the Bonds; however, the sureties refuse to pay such Bond draws. Apache is vigorously pursuing its claims against the sureties.
As of March 31, 2024, the Company has recorded a $186 million asset, which represents the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has recorded contingent liabilities in the amounts of $847 million and $824 million as of March 31, 2024 and December 31, 2023, respectively, representing the estimated costs of decommissioning it may be required to perform on legacy GOM properties previously sold to Fieldwood and other GOM operators. During the first quarter of 2024, the Company recognized $66 million of “Loss on previously sold Gulf of Mexico properties,” which includes increases of $33 million related to orders received during the period from BSEE to decommission properties previously sold to Cox Operating LLC. The Company recognized no losses for decommissioning previously sold properties during the first quarter of 2023. There have been no other changes in estimates from December 31, 2023 that would have a material impact on the Company’s financial position, results of operations, or liquidity.

12.    BUSINESS SEGMENT INFORMATION
As of March 31, 2024, the Company is engaged in exploration and production (Upstream) activities across three operating segments: the U.S., Egypt, and North Sea. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Financial information for each segment is presented below:

	U.S.	Egypt(1)	North Sea	Total(4)

For the Quarter Ended March 31, 2024	(In millions)
Revenues:
Oil revenues	$505	$657	$187	$1,349
Natural gas revenues	51	77	42	170
Natural gas liquids revenues	108	—	9	117
Oil, natural gas, and natural gas liquids production revenues	664	734	238	1,636
Purchased oil and gas sales	203	—	—	203
	867	734	238	1,839
Operating Expenses:
Lease operating expenses	128	120	78	326
Gathering, processing, and transmission	56	6	14	76
Purchased oil and gas costs	163	—	—	163
Taxes other than income	50	—	—	50
Exploration	11	31	—	42
Depreciation, depletion, and amortization	157	145	71	373
Asset retirement obligation accretion	15	—	25	40
	580	302	188	1,070
Operating Income(2)	$287	$432	$50	769

Other Income (Expense):
Loss on previously sold Gulf of Mexico properties				(66)
Gain on divestitures, net				7
Other, net				15
General and administrative				(83)
Transaction, reorganization, and separation				(9)
Financing costs, net				(33)
Income Before Income Taxes				$600

Total Assets(3)	$11,183	$3,651	$1,897	$16,731

	U.S.	Egypt(1)	North Sea	Total(4)

For the Quarter Ended March 31, 2023	(In millions)
Revenues:
Oil revenues	$439	$629	$282	$1,350
Natural gas revenues	85	93	60	238
Natural gas liquids revenues	108	—	10	118
Oil, natural gas, and natural gas liquids production revenues	632	722	352	1,706
Purchased oil and gas sales	239	—	—	239
	871	722	352	1,945
Operating Expenses:
Lease operating expenses	140	97	77	314
Gathering, processing, and transmission	55	7	11	73
Purchased oil and gas costs	216	—	—	216
Taxes other than income	50	—	—	50
Exploration	3	36	5	44
Depreciation, depletion, and amortization	127	123	58	308
Asset retirement obligation accretion	10	—	18	28
	601	263	169	1,033
Operating Income(2)	$270	$459	$183	912

Other Income (Expense):
Gain on divestitures, net				1
Other, net				(32)
General and administrative				(58)
Transaction, reorganization, and separation				(4)
Financing costs, net				(49)
Income Before Income Taxes				$770

Total Assets(3)	$9,089	$3,334	$1,836	$14,259
(1)    Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the quarters ended March 31, 2024 and 2023 of:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Oil	$174	$172
Natural gas	21	26
(2)Operating income of U.S. includes leasehold impairments of $10 million for the first quarter of 2024.
Operating income of U.S. and North Sea includes leasehold impairments of $2 million and $3 million, respectively, for the first quarter of 2023.
(3)Intercompany balances are excluded from total assets.
(4)Includes noncontrolling interests of Sinopec and APA.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following discussion relates to Apache Corporation (Apache or the Company) and its consolidated subsidiaries and should be read together with the Company’s Consolidated Financial Statements and accompanying notes included in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q, as well as related information set forth in the Company’s Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements, and Management’s Narrative Analysis of Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Uncertainties in the global supply chain and financial markets, including the impact of ongoing international conflicts, inflation and rising interest rates, and actions taken by foreign oil and gas producing nations, including OPEC+, continue to impact oil supply and demand and contribute to commodity price volatility. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to invest for long-term returns in pursuit of moderate, sustainable production growth; (2) to strengthen the balance sheet to underpin the generation of cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction and return of capital to APA; and (3) to responsibly manage its cost structure regardless of the oil price environment. The Company closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process.
Financial and Operational Highlights
In the first quarter of 2024, the Company reported net income of $136 million compared to net income of $137 million in the first quarter of 2023. Results for the first quarter of 2024 compared to the first quarter of 2023 were primarily impacted by higher DD&A and an upward revision on decommissioning costs for its previously sold Gulf of Mexico assets in the current-year period, partially offset by lower deferred income tax expense.
The Company generated $320 million of cash from operating activities during the first three months of 2024, 11 percent higher than the first three months of 2023. Apache’s higher operating cash flows for the first three months of 2024 were primarily driven by timing of working capital items.
Key operational highlights include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 51 percent of its total production during the first quarter of 2024 and remained essentially flat from the first quarter of 2023. Daily oil production from the Company’s U.S. assets increased 10 percent from the first quarter of 2023. During the first quarter of 2024, the Company averaged four drilling rigs in the U.S., including three rigs in the Southern Midland Basin and one rig in the Delaware Basin, and drilled and brought online 12 operated wells in the quarter. The Company’s core Permian Basin development program continues to represent key growth areas for the U.S. assets.
International
•In Egypt, the Company continued its drilling and workover activity with a focus on oil production. The Company averaged 17 drilling rigs and drilled 17 new productive wells during the first quarter of 2024. During the same period, the Company averaged 21 workover rigs as it continues to align its drilling and workover activity with a goal of driving improved capital efficiency. First quarter 2024 gross and net equivalent production in the Company’s Egypt assets decreased 8 percent from the first quarter of 2023, while daily oil production remained essentially flat.
•The Company suspended all new drilling activity in the North Sea during the second quarter of 2023. The Company’s investment program in the North Sea is now directed toward safety, base production management, and asset maintenance and integrity.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended March 31,
	2024		2023
	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$505	37%	$439	33%
Egypt(1)	657	49%	629	46%
North Sea	187	14%	282	21%
Total(1)	$1,349	100%	$1,350	100%

Natural Gas Revenues:
United States	$51	30%	$85	36%
Egypt(1)	77	45%	93	39%
North Sea	42	25%	60	25%
Total(1)	$170	100%	$238	100%

NGL Revenues:
United States	$108	92%	$108	92%
North Sea	9	8%	10	8%
Total(1)	$117	100%	$118	100%

Oil and Gas Revenues:
United States	$664	41%	$632	37%
Egypt(1)	734	45%	722	42%
North Sea	238	14%	352	21%
Total(1)	$1,636	100%	$1,706	100%
(1)    Includes revenues attributable to noncontrolling interests in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended March 31,
	2024	Increase (Decrease)	2023
Oil Volume (b/d)
United States	71,639	10%	64,913
Egypt(1)(2)	86,768	(1)%	87,795
North Sea	29,795	(21)%	37,502
Total	188,202	(1)%	190,210

Natural Gas Volume (Mcf/d)
United States	390,964	(5)%	412,045
Egypt(1)(2)	290,227	(19)%	356,350
North Sea	52,605	30%	40,360
Total	733,796	(9)%	808,755

NGL Volume (b/d)
United States	48,418	(6)%	51,239
North Sea	1,405	12%	1,255
Total	49,823	(5)%	52,494

BOE per day(3)
United States	185,217	—%	184,827
Egypt(1)(2)	135,140	(8)%	147,186
North Sea(4)	39,967	(12)%	45,483
Total	360,324	(5)%	377,496
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended March 31,
	2024	2023
Oil (b/d)	137,972	140,764
Natural Gas (Mcf/d)	457,248	545,049
(2)    Includes net production volumes per day attributable to noncontrolling interests in Egypt of:

	For the Quarter Ended March 31,
	2024	2023
Oil (b/d)	65,964	58,559
Natural Gas (Mcf/d)	220,644	237,686
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the first quarters of 2024 and 2023 were 35,078 boe/d and 46,632 boe/d, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended March 31,
	2024	Increase (Decrease)	2023
Average Oil Price – Per barrel
United States	$77.44	3%	$75.16
Egypt	83.18	5%	79.58
North Sea	82.81	2%	81.57
Total	80.88	3%	78.48

Average Natural Gas Price – Per Mcf
United States	$1.44	(37)%	$2.28
Egypt	2.93	1%	2.89
North Sea	9.23	(47)%	17.58
Total	2.56	(22)%	3.28

Average NGL Price – Per barrel
United States	$24.55	4%	$23.61
North Sea	49.37	(13)%	56.92
Total	25.53	3%	24.76

First-Quarter 2024 compared to First-Quarter 2023
Crude Oil Crude oil revenues for the first quarter of 2024 totaled $1.3 billion, a $1 million decrease from the comparative 2023 quarter. A 1 percent lower average daily production decreased revenues by $42 million compared to the first quarter of 2023, while 3 percent higher average realized prices increased crude oil revenues by $41 million. Crude oil revenues accounted for 83 percent of total oil and gas production revenues and 52 percent of worldwide production in the first quarter of 2024. Crude oil prices realized in the first quarter of 2024 averaged $80.88 per barrel, compared with $78.48 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production decreased 2 Mb/d to 188.2 Mb/d during the first quarter of 2024 from the comparative prior-year period, primarily a result of natural production decline across all assets, partially offset by increased drilling activity in the U.S.
Natural Gas Gas revenues for the first quarter of 2024 totaled $170 million, a $68 million decrease from the comparative 2023 quarter. A 22 percent decrease in average realized prices decreased first-quarter 2024 natural gas revenues by $52 million compared to the prior-year quarter, while 9 percent lower average daily production decreased revenues by $16 million. Natural gas revenues accounted for 10 percent of total oil and gas production revenues and 34 percent of worldwide production during the first quarter of 2024. The Company’s worldwide natural gas production decreased 75 MMcf/d to 733.8 MMcf/d during the first quarter of 2024 from the comparative prior-year period, primarily a result of natural production decline across all assets, reduced gas-focused activity in Egypt, and curtailment of volumes at Alpine High in response to extreme Waha basis differentials. These decreases were partially offset by increased drilling activity and recompletions in the U.S.
NGL NGL revenues for the first quarter of 2024 totaled $117 million, a $1 million decrease from the comparative 2023 quarter. A 5 percent lower average daily production decreased revenues by $5 million compared to the prior-year quarter, while 3 percent increase in average realized prices increased first-quarter 2024 NGL revenues by $4 million. NGL revenues accounted for 7 percent of total oil and gas production revenues and 14 percent of worldwide production during the first quarter of 2024. The Company’s worldwide NGL production decreased 2.7 Mb/d to 49.8 Mb/d during the first quarter of 2024 from the comparative prior-year period, primarily a result of natural production decline across U.S. assets.

Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to U.S. domestic gas purchases that were sold by the Company to fulfill natural gas takeaway obligations and delivery commitments. Sales related to these purchased volumes totaled $203 million and $239 million during the first quarters of 2024 and 2023, respectively. Purchased oil and gas sales were offset by associated purchase costs of $163 million and $216 million during the first quarters of 2024 and 2023, respectively. Gross purchased oil and gas sales values were lower in the first quarter of 2024, primarily due to lower average natural gas prices during the first quarter of 2024, as compared to the first quarter of 2023.
Operating Expenses
The Company’s operating expenses were as follows and include costs attributable to noncontrolling interests in Egypt:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Lease operating expenses	$326	$314
Gathering, processing, and transmission	76	73
Purchased oil and gas costs	163	216
Taxes other than income	50	50
Exploration	42	44
General and administrative	83	58
Transaction, reorganization, and separation	9	4
Depreciation, depletion, and amortization:
Oil and gas property and equipment	362	301
Gathering, processing, and transmission assets	2	2
Other assets	9	5
Asset retirement obligation accretion	40	28
Financing costs, net	33	49
Total Operating Expenses	$1,195	$1,144
Lease Operating Expenses (LOE)
LOE increased $12 million compared to the first quarter of 2023. On a per-unit basis, LOE increased 10 percent in the first quarter of 2024 when compared to the first quarter of 2023. Overall higher labor costs and other operating costs trending with global inflation drove an increase in absolute LOE, partially offset by decreased workover activity primarily in the U.S. and changes in foreign currency exchange rates against the US dollar.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Third-party processing and transmission costs	$55	$49
Midstream service costs – Kinetik	21	24
Total Gathering, processing, and transmission	$76	$73
GPT costs increased $3 million in the first quarter of 2024 when compared to the first quarter of 2023, primarily driven by general cost inflation.
Purchased Oil and Gas Costs
Purchased oil and gas costs decreased $53 million in the first quarter of 2024, to $163 million from $216 million in the first quarter of 2023. The decrease is a result of lower average natural gas prices in the first quarter of 2024 compared to the first quarter of 2023. Purchased oil and gas costs were more than offset by associated sales to fulfill natural gas takeaway obligations and delivery commitments totaling $203 million in the first quarter of 2024, as discussed above.

Taxes Other Than Income
Taxes other than income remained flat compared to the first quarter of 2023, the result of higher severance taxes driven by increased production volumes and higher oil prices in the U.S. offset by lower ad valorem taxes.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Unproved leasehold impairments	$10	$5
Dry hole expense	22	27
Geological and geophysical expense	1	1
Exploration overhead and other	9	11
Total Exploration	$42	$44
Exploration expenses decreased $2 million from the first quarter of 2023, driven by lower dry hole and exploration overhead expenses, partially offset by higher unproved leasehold impairments.
General and Administrative (G&A) Expenses
G&A expenses increased $25 million compared to the first quarter of 2023. The increase in G&A expenses for the first quarter of 2024 compared to the first quarter of 2023 was primarily driven by higher overall labor costs across the Company and higher cash-based stock compensation expense resulting from changes in APA’s stock price.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs increased $5 million from the first quarter of 2024. Higher TRS costs during the first quarter of 2024 were primarily a result of higher separation costs in the North Sea.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses increased $65 million from the first quarter of 2023, primarily driven by DD&A on the Company’s oil and gas properties. The Company’s DD&A rate on its oil and gas properties increased $2.35 per boe from the first quarter of 2023 driven primarily by price-related negative reserve revisions over the prior 12 months. The increase on an absolute basis was also impacted by higher oil and gas property balances resulting from capital investment activity in the U.S. over the past year.
Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Interest expense	$72	$75
Amortization of debt issuance costs	1	1
Gain on extinguishment of debt	—	(9)
Interest income	(4)	(2)
Interest income from APA Corporation, net	(36)	(16)
Total Financing costs, net	$33	$49
Net financing costs decreased $16 million from the first quarter of 2023. The decrease in costs during the first quarter of 2024 was primarily a result of higher intercompany interest income from APA Corporation and lower interest expense from lower average long-term debt balances during the first quarter of 2024 compared to the same prior-year period.

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
The Company’s effective income tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. The Company’s effective income tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
In December 2021, the Organisation for Economic Co-operation and Development issued Pillar Two Model Rules introducing a new global minimum tax of 15 percent on a country-by-country basis, with certain aspects effective in certain jurisdictions on January 1, 2024. Although the Company continues to monitor enacted legislation to implement these rules in countries where the Company could be impacted, Apache does not expect that the Pillar Two framework will have a material impact on its consolidated financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
Critical Accounting Estimates
The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions about future events that affect reported amounts in the financial statements and the accompanying notes. The Company identifies certain accounting policies involving estimation as critical accounting estimates based on, among other things, their impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimate. For a discussion of the Company’s most critical accounting estimates, please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Some of the more significant estimates include reserve estimates, oil and gas exploration costs, offshore decommissioning contingency, long-lived asset impairments, asset retirement obligations, and income taxes.
New Accounting Pronouncements
There were no material changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Part I, Item 3—Legal Proceedings of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Note 11—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is hereby incorporated by reference herein), for a description of material legal proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Given the nature of its business, APA Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in APA Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 and APA Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 6.    EXHIBITS

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
*101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income, (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

*101.SCH	Inline XBRL Taxonomy Schema Document.
*101.CAL	Inline XBRL Calculation Linkbase Document.
*101.DEF	Inline XBRL Definition Linkbase Document.
*101.LAB	Inline XBRL Label Linkbase Document.
*101.PRE	Inline XBRL Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APACHE CORPORATION

Dated:	May 2, 2024	/s/ STEPHEN J. RINEY
Stephen J. Riney
President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 2, 2024	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)