Form 10-Q
period 2024-06-30
APACHE CORP
filed 2024-08-02
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 1-4300
APACHE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-0747868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 W. Sam Houston Pkwy. S., Suite 200, Houston, Texas 77042-3643
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2024 (100% owned by APA Corporation)	1,000
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
•other risks and uncertainties disclosed in APA Corporation’s second-quarter 2024 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues(1)	$1,663	$1,600	$3,299	$3,306
Purchased oil and gas sales(1)	230	144	433	383
Total revenues	1,893	1,744	3,732	3,689
Derivative instrument gains, net	1	—	1	—
Gain on divestitures, net	276	5	283	6
Loss on previously sold Gulf of Mexico properties	(17)	—	(83)	—
Other, net	5	109	20	77
	2,158	1,858	3,953	3,772
OPERATING EXPENSES:
Lease operating expenses(1)	369	352	695	666
Gathering, processing, and transmission(1)	83	75	159	148
Purchased oil and gas costs(1)	95	131	258	347
Taxes other than income	46	47	96	97
Exploration	28	37	70	81
General and administrative	68	66	151	124
Transaction, reorganization, and separation	5	2	14	6
Depreciation, depletion, and amortization	394	339	767	647
Asset retirement obligation accretion	34	29	74	57
Impairments	—	46	—	46
Financing costs, net	26	42	59	91
	1,148	1,166	2,343	2,310
NET INCOME BEFORE INCOME TAXES	1,010	692	1,610	1,462
Current income tax provision	336	254	636	600
Deferred income tax provision (benefit)	29	(14)	11	105
NET INCOME INCLUDING NONCONTROLLING INTERESTS	645	452	963	757
Net income attributable to noncontrolling interest – Sinopec	79	81	159	165
Net income attributable to noncontrolling interest – APA Corporation	102	81	204	165
NET INCOME ATTRIBUTABLE TO APACHE CORPORATION	$464	$290	$600	$427
(1)    For transactions with Kinetik prior to the Company’s sale of its remaining shares of Kinetik Class A Common Stock and the resignation of the Company’s designated director from the Kinetik board of directors, refer to Note 6—Equity Method Interests.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$645	$452	$963	$757
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Pension and postretirement benefit plan	(1)	—	(1)	3
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	644	452	962	760
Comprehensive income attributable to noncontrolling interest – Sinopec	79	81	159	165
Comprehensive income attributable to noncontrolling interest – APA Corporation	102	81	204	165
COMPREHENSIVE INCOME ATTRIBUTABLE TO APACHE CORPORATION	$463	$290	$599	$430

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$963	$757
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on divestitures, net	(283)	(6)
Exploratory dry hole expense and unproved leasehold impairments	50	61
Depreciation, depletion, and amortization	767	647
Asset retirement obligation accretion	74	57
Impairments	—	46
Provision for deferred income taxes	11	105
Gain on extinguishment of debt	—	(9)
Loss on previously sold Gulf of Mexico properties	83	—
Other, net	(70)	(113)
Changes in operating assets and liabilities:
Receivables	(124)	92
Inventories	(11)	(45)
Drilling advances and other current assets	(26)	(106)
Deferred charges and other long-term assets	128	159
Accounts payable	(37)	(84)
Accounts receivable from/payable to APA Corporation	(16)	126
Accrued expenses	(218)	(161)
Deferred credits and noncurrent liabilities	(231)	(221)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,060	1,305
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(842)	(962)
Leasehold and property acquisitions	(1)	(10)
Notes receivable from APA Corporation	(831)	(144)
Proceeds from asset divestitures	725	28
Proceeds from sale of Kinetik Shares	428	—
Other, net	(22)	(13)
NET CASH USED IN INVESTING ACTIVITIES	(543)	(1,101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on fixed-rate debt	—	(65)
Distributions to noncontrolling interest – Sinopec	(123)	(100)
Distributions to APA Corporation	(325)	(100)
Other, net	(2)	4
NET CASH USED IN FINANCING ACTIVITIES	(450)	(261)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67	(57)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	84	185
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$151	$128

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$143	$151
Income taxes paid, net of refunds	564	476
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2024	December 31, 2023

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$151	$84
Receivables, net of allowance of $114 and $114	1,680	1,559
Other current assets (Note 5)	772	725
Accounts receivable from APA Corporation (Note 2)	68	52
	2,671	2,420
PROPERTY AND EQUIPMENT:
Oil and gas properties	42,970	43,349
Gathering, processing, and transmission facilities	447	448
Other	537	634
Less: Accumulated depreciation, depletion, and amortization	(35,496)	(35,707)
	8,458	8,724
OTHER ASSETS:
Equity method interests (Note 6)	—	437
Decommissioning security for sold Gulf of Mexico properties (Note 11)	21	21
Deferred tax asset (Note 10)	1,620	1,747
Deferred charges and other	531	522
Noncurrent receivable from APA Corporation (Note 2)	470	93
Notes receivable from APA Corporation (Note 2)	3,514	2,980
	$17,285	$16,944

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$533	$560
Current debt	2	2
Other current liabilities (Note 7)	1,580	1,669
	2,115	2,231
LONG-TERM DEBT (Note 9)	4,814	4,814
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Deferred tax liability (Note 10)	256	371
Asset retirement obligation (Note 8)	2,367	2,354
Decommissioning contingency for sold Gulf of Mexico properties (Note 11)	768	764
Other	489	466
	3,880	3,955
EQUITY:
Common stock, $0.625 par, 1,000 and 1,000 shares authorized, respectively, 1,000 and 1,000 shares issued, respectively	—	—
Paid-in capital	7,822	7,972
Accumulated deficit	(2,655)	(3,255)
Accumulated other comprehensive income	14	15
EQUITY ATTRIBUTABLE TO APACHE CORPORATION	5,181	4,732
Noncontrolling interest – Sinopec	1,072	1,036
Noncontrolling interest – APA Corporation	223	176
TOTAL EQUITY	6,476	5,944
	$17,285	$16,944

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	EQUITY ATTRIBUTABLE TO APACHE CORPORATION	Noncontrolling Interests	TOTAL EQUITY

	(In millions)
For the Quarter Ended June 30, 2023
Balance at March 31, 2023	$8,031	$(5,644)	$17	$2,404	$1,118	$3,522
Net income attributable to Apache Corporation	—	290	—	290	—	290
Net income attributable to noncontrolling interest – APA	—	—	—	—	81	81
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	81	81
Distributions to noncontrolling interest – Sinopec	—	—	—	—	(83)	(83)
Distributions to APA Corporation	—	—	—	—	(83)	(83)
Other	6	—	—	6	—	6
Balance at June 30, 2023	$8,037	$(5,354)	$17	$2,700	$1,114	$3,814

For the Quarter Ended June 30, 2024
Balance at March 31, 2024	$7,904	$(3,119)	$15	$4,800	$1,235	$6,035
Net income attributable to Apache Corporation	—	464	—	464	—	464
Net income attributable to noncontrolling interest – APA	—	—	—	—	102	102
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	79	79
Distributions to noncontrolling interest – Sinopec	—	—	—	—	(53)	(53)
Distributions to APA Corporation	(92)	—	—	(92)	(68)	(160)
Other	10	—	(1)	9	—	9
Balance at June 30, 2024	$7,822	$(2,655)	$14	$5,181	$1,295	$6,476

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	EQUITY ATTRIBUTABLE TO APACHE CORPORATION	Noncontrolling Interests	TOTAL EQUITY

	(In millions)
For the Six Months Ended June 30, 2023
Balance at December 31, 2022	$8,025	$(5,781)	$14	$2,258	$984	$3,242
Net income attributable to Apache Corporation		427	—	427	—	427
Net income attributable to noncontrolling interest – APA	—	—	—	—	165	165
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	165	165
Distributions to noncontrolling interest – Sinopec	—	—	—	—	(100)	(100)
Distributions to APA Corporation	—	—	—	—	(100)	(100)
Other	12	—	3	15	—	15
Balance at June 30, 2023	$8,037	$(5,354)	$17	$2,700	$1,114	$3,814

For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$7,972	$(3,255)	$15	$4,732	$1,212	$5,944
Net income attributable to Apache Corporation	—	600	—	600	—	600
Net income attributable to noncontrolling interest – APA	—	—	—	—	204	204
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	159	159
Distributions to noncontrolling interest – Sinopec	—	—	—	—	(123)	(123)
Distributions to APA Corporation	(168)	—	—	(168)	(157)	(325)
Other	18	—	(1)	17	—	17
Balance at June 30, 2024	$7,822	$(2,655)	$14	$5,181	$1,295	$6,476

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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2024, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
Investments in which the Company has significant influence, but not control, are accounted for under the equity method of accounting. During each of the periods ended March 31, 2024 and June 30, 2023, the Company had a designated director on the Kinetik Holdings Inc. (Kinetik) board of directors. The Company’s designated director resigned from the Kinetik board of directors on April 3, 2024. As a result, the Company is considered to have had significant influence over Kinetik for all periods presented except for the quarter ended June 30, 2024.
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
During the three and six months ended June 30, 2024 and 2023, the Company recorded no asset impairments in connection with fair value assessments.
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
Revenue Recognition
Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.6 billion and $1.4 billion as of June 30, 2024 and December 31, 2023, respectively. Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. Over the past year, the Company experienced a gradual decline in the timeliness of receipts from the Egyptian General Petroleum Corporation (EGPC) for the Company’s Egyptian oil and gas sales. The Company is conducting ongoing discussions with the Government of Egypt to resolve the delay in EGPC payments. The Company continues to collect on these receivables, albeit late, and management believes that the Company will be able to collect the total balance of its receivables from this customer.

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
During the three and six months ended June 30, 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea. There were no impairments recorded during the three and six months ended June 30, 2024.
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
2.    TRANSACTIONS WITH PARENT AFFILIATE
Apache is a direct, wholly owned subsidiary of APA. Apache holds assets in the U.S., Egypt, and the U.K. and provides administrative and support operations for certain APA subsidiaries with interests in the U.S., Suriname, and other international locations. The Company incurred $14 million and $6 million in the second quarters of 2024 and 2023, respectively, and $22 million and $11 million in the first six months of 2024 and 2023, respectively, in reimbursable corporate overhead charges in connection with these administration and support operations.
Notes Receivable from APA Corporation
On March 1, 2021, Apache sold to APA all of the equity in the three Apache subsidiaries through which Apache’s interests in Suriname and the Dominican Republic were held. The purchase price is payable pursuant to a senior promissory note made by APA payable to Apache, dated March 1, 2021. The note has a seven-year term, maturing on February 29, 2028, and bears interest at a rate of 4.5 percent per annum, payable semi-annually, subject to APA’s option to allow accrued interest to convert to principal (PIK) during the first 5.5 years of the note’s term (to August 31, 2026). The note is guaranteed by each of the three subsidiaries sold by Apache to APA. APA allowed interest accrued from August 31, 2023 through February 29, 2024, totaling $192 million, to PIK pursuant to the note. At each of June 30, 2024 and December 31, 2023, there was approximately $1.5 billion in principal outstanding under this note.
APA also made a senior promissory note payable to Apache, dated March 31, 2023, as amended April 30, 2024, pursuant to which Apache may loan and APA may borrow, repay, and reborrow up to $2.0 billion in aggregate principal amount outstanding at any time. The note has a five-year term, maturing March 31, 2028. The note bears interest at a rate per annum of 6.0 percent, payable semi-annually; however, APA may allow accrued interest to convert to principal, subject to the aggregate maximum principal amount of the note. As of June 30, 2024 and December 31, 2023, there were approximately $2.0 billion and $1.5 billion, respectively, in borrowings outstanding under this note. The note is intended to facilitate cash management of APA and Apache.
These notes are both reflected in “Notes receivable from APA Corporation” on the Company’s consolidated balance sheet. The Company recognized interest income on these notes totaling $44 million and $29 million during the second quarters of 2024 and 2023, respectively, and $80 million and $45 million during the first six months of 2024 and 2023, respectively. The interest income related to these notes is reflected in “Financing costs, net” on the Company’s statement of consolidated operations.

Noncontrolling Interest – APA Corporation
In the fourth quarter of 2021, in conjunction with the ratification of a new merged concession agreement (MCA) with the EGPC, Apache entered into an agreement with APA under which the historical value of existing concessions prior to ratifying the MCA was retained by Apache, with any excess value from the MCA terms being allocated to APA. Sinopec owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business, and 64 percent and 50 percent of the remaining net income and distributable cash flow for the Company’s Egyptian operations is allocated to APA in 2024 and 2023, respectively. Apache consolidates its Egyptian operations, with APA’s noncontrolling interest reflected as a separate component in the Company’s consolidated balance sheet. The Company recorded net income attributable to APA’s noncontrolling interest of $102 million and $81 million in the second quarters of 2024 and 2023, respectively, and $204 million and $165 million in the first six months of 2024 and 2023, respectively. The Company also distributed $157 million and $100 million in the first six months of 2024 and 2023, respectively, of cash to APA in association with its noncontrolling interest.
Accounts Receivable from / Accounts Payable to APA
In connection with the Company’s role as service provider to APA, Apache is reimbursed by APA for employee costs, certain internal costs, and third-party costs paid by the Company on behalf of APA. All reimbursements are based on actual costs incurred, and no market premium is applied by the Company to APA. The Company also collects third-party receivables on behalf of APA. As of June 30, 2024 and December 31, 2023, the Company had accounts receivable from APA in connection with these services totaling $68 million and $52 million, respectively, which is reflected in “Accounts receivable from APA Corporation” on the Company’s consolidated balance sheet.
As of June 30, 2024 and December 31, 2023, the Company had receivables from APA totaling $470 million and $93 million, respectively. This balance is reflected in “Noncurrent receivable from APA Corporation” on the Company’s consolidated balance sheet.
Other Transactions with APA Corporation
From time to time, the Company may, at its discretion, make distributions of capital to APA. Capital distributions totaling $168 million were made during the first six months of 2024 primarily in support of dividend payments and capital transactions completed by APA during the period. No capital distributions were made during the first six months of 2023.
3.    ACQUISITIONS AND DIVESTITURES
2024 Activity
U.S. Divestitures
In the second quarter of 2024, the Company completed the sale of non-core acreage in the East Texas Austin Chalk and Eagle Ford plays that had a carrying value of $347 million for aggregate cash proceeds of $253 million and the assumption of asset retirement obligations of $48 million. The Company recognized a $46 million loss during the second quarter of 2024 in association with this sale.
In the second quarter of 2024, the Company also completed the sale of non-core mineral and royalty interests in the Permian Basin that had a carrying value of $71 million for approximately $392 million after post-closing adjustments. The Company recognized a gain of $321 million during the second quarter of 2024 in association with this sale.
Additionally, during the second quarter and first six months of 2024, the Company completed the sale of non-core assets and leasehold in multiple transactions for aggregate cash proceeds of $41 million and $68 million, respectively, recognizing a gain of approximately $1 million and $8 million, respectively, upon closing of these transactions.
Sale of Kinetik Shares
On March 18, 2024, the Company sold its remaining Kinetik Shares for cash proceeds of $428 million. Refer to Note 6—Equity Method Interests for further detail.
Leasehold and Property Acquisitions
During the second quarter of 2024, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $1 million.

2023 Activity
Leasehold and Property Acquisitions
During the second quarter and first six months of 2023, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $5 million and $10 million, respectively.
U.S. Divestitures
During the second quarter and first six months of 2023, the Company completed the sale of non-core assets and leasehold in multiple transactions for aggregate cash proceeds of $7 million and $28 million, respectively, recognizing a gain of approximately $5 million and $6 million, respectively, upon closing of these transactions.
4.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $78 million and $47 million as of June 30, 2024 and December 31, 2023, respectively. The balance is primarily attributable to additional drilling activity in Egypt, partially offset by the transfer of successful well costs during the quarter. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2023 were charged to dry hole expense during the second quarter of 2024. During the first quarter of 2024, approximately $9 million of suspended well costs previously capitalized for greater than one year at December 31, 2023 were charged to dry hole expense.
Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether proved reserves can be attributed to these projects.
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	June 30, 2024	December 31, 2023

	(In millions)
Inventories	$456	$439
Drilling advances	97	68
Prepaid assets and other	53	40
Current decommissioning security for sold Gulf of Mexico assets	166	178
Total Other current assets	$772	$725
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
Prior to the Company’s sale of its remaining Kinetik Shares and the resignation of the Company’s designated director from the Kinetik board of directors, the Company recorded changes in the fair value of its equity method interest in Kinetik totaling a loss of $9 million in the first quarter of 2024, and gains of $90 million and $71 million in the second quarter and the first six months of 2023, respectively. This loss and these gains were recorded as a component of “Revenues and Other” in the Company’s statement of consolidated operations.

The following table represents related party sales and costs associated with Kinetik prior to the Company’s sale of its remaining Kinetik Shares and the resignation of the Company’s designated director from the Kinetik board of directors:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Natural gas and NGLs sales	$—	$22	$7	$29
Purchased oil and gas sales	—	7	22	7
	$—	$29	$29	$36

Gathering, processing, and transmission costs	$—	$26	$21	$50
Purchased oil and gas costs	—	26	23	28
Lease operating expenses	—	—	2	—
	$—	$52	$46	$78
7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	June 30, 2024	December 31, 2023

	(In millions)
Accrued operating expenses	$161	$158
Accrued exploration and development	482	307
Accrued compensation and benefits	162	390
Accrued interest	92	92
Accrued income taxes	224	138
Current asset retirement obligation	75	76
Current operating lease liability	102	115
Current decommissioning contingency for sold Gulf of Mexico properties	94	60
Other	188	333
Total Other current liabilities	$1,580	$1,669
8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

June 30, 2024
(In millions)
Asset retirement obligation, December 31, 2023	$2,430
Liabilities incurred	5
Liabilities settled	(20)
Liabilities divested	(48)
Accretion expense	74
Revisions in estimated liabilities	1
Asset retirement obligation, June 30, 2024	2,442
Less current portion	(75)
Asset retirement obligation, long-term	$2,367

9.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	June 30, 2024	December 31, 2023

	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$4,835	$4,835
Finance lease obligations	31	32
Unamortized discount	(26)	(26)
Debt issuance costs	(24)	(25)
Total debt	4,816	4,816
Current maturities	(2)	(2)
Long-term debt	$4,814	$4,814
(1)    The fair values of the Company’s notes and debentures were $4.3 billion at each of June 30, 2024 and December 31, 2023.
Apache uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
At each of June 30, 2024 and December 31, 2023, current debt included $2 million of finance lease obligations.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Interest expense	$71	$74	$143	$149
Amortization of debt issuance costs	—	—	1	1
Gain on extinguishment of debt	—	—	—	(9)
Interest income	(1)	(3)	(5)	(5)
Interest income from APA Corporation, net (Note 2)	(44)	(29)	(80)	(45)
Financing costs, net	$26	$42	$59	$91
During the six months ended June 30, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash. The Company recognized a $9 million gain on these repurchases.
APA Unsecured 2022 Committed Credit Facilities
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
Apache may borrow under APA’s USD Agreement up to an aggregate principal amount of US$300 million outstanding at any given time. As of June 30, 2024 and December 31, 2023, there were no borrowings by Apache outstanding under the USD Agreement. Apache has guaranteed obligations under each of the USD Agreement and GBP Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first is less than US$1.0 billion.

As of June 30, 2024, APA had $395 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of June 30, 2024, there were no letters of credit outstanding under the USD Agreement. As of December 31, 2023, there were $372 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2023, there were no letters of credit outstanding under the USD Agreement.
Uncommitted Lines of Credit
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2024 and December 31, 2023, there were no outstanding borrowings under these facilities. As of June 30, 2024, there were £296 million and $11 million, respectively, in letters of credit outstanding under these facilities. As of December 31, 2023, there were £296 million and $2 million, respectively, in letters of credit outstanding under these facilities.
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
As of June 30, 2024, APA had $40 million in aggregate face amount of CP Notes outstanding. As of December 31, 2023, there were no CP Notes outstanding.

APA Unsecured Committed Term Loan Facility
On January 30, 2024, Apache entered into an unsecured guaranty of obligations under an unsecured syndicated credit agreement then entered into by APA under which the lenders committed an aggregate $2.0 billion for senior unsecured delayed-draw term loans to APA (Term Loan Credit Agreement), the proceeds of which could be used to refinance certain indebtedness of Callon Petroleum Company, a Delaware corporation (Callon), only on the date of closing of transactions under the Merger Agreement. Apache has guaranteed obligations under the Term Loan Credit Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first is less than $1.0 billion.
On April 1, 2024, APA closed the transactions under the Term Loan Credit Agreement. APA borrowed an aggregate $1.5 billion in senior unsecured term loans that mature April 1, 2027. Loan proceeds were used to refinance certain indebtedness of Callon upon the substantially simultaneous closing of APA’s acquisition of Callon pursuant to the Merger Agreement and to pay related fees and expenses. APA may at any time prepay loans under the Term Loan Credit Agreement. As of June 30, 2024, $1.5 billion in borrowings remained outstanding under the Term Loan Credit Agreement.
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

The Company’s effective income tax rate for the three and six months ended June 30, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. During the second quarter of 2023, the Company’s effective income tax rate differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s effective income tax rate for the six months ended June 30, 2023 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
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
11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of June 30, 2024, the Company has an accrued liability of approximately $76 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Starting in November of 2013 and continuing into 2023, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including the Company. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. Without acknowledging or admitting any liability and solely to avoid the expense and uncertainty of future litigation, the Company agreed to settle with the State of Louisiana and Louisiana coastal Parishes to resolve any potential liability on the part of the Company for claims that were or could have been asserted by the coastal Parishes and/or the State of Louisiana in the pending litigation. The settlement is subject to court approval, which the parties hope to receive at some point in 2024. The consideration to be provided by the Company in the settlement will not have a material impact on the Company’s financial position. Following settlement of these various lawsuits, the Company will be a defendant in only two remaining coastal zone lawsuits, one filed by the City of New Orleans against the Company and a number of oil and gas operators and the other filed against Callon Offshore Production, Inc., among many other oil and gas operators, and pending in St. Bernard Parish, Louisiana. The Company will now oversee the latter lawsuit as a result of the Callon acquisition.
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
Environmental Matters
As of June 30, 2024, the Company had an undiscounted reserve for environmental remediation of approximately $1 million.
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
The Company is not aware of any environmental claims existing as of June 30, 2024, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

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
As of June 30, 2024, the Company has recorded a $187 million asset, which represents the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has recorded contingent liabilities in the amounts of $862 million and $824 million as of June 30, 2024 and December 31, 2023, respectively, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOM Assets. The Company recognized $17 million and $83 million in the second quarter and the first six months of 2024, respectively, of “Loss on previously sold Gulf of Mexico properties.” Amounts recorded in the second quarter of 2024 reflect orders received during the period from BSEE to decommission a property operated and produced by Fieldwood Energy Offshore and Dynamic Offshore Resources NS, LLC. Amounts recorded in the first six months of 2024 also include $33 million related to orders received during the first quarter of 2024 from BSEE to decommission properties previously sold to Cox Operating LLC. The Company recognized no losses for decommissioning previously sold properties during the second quarter and the first six months of 2023. There have been no other changes in estimates from December 31, 2023 that would have a material impact on the Company’s financial position, results of operations, or liquidity.

12.    BUSINESS SEGMENT INFORMATION
As of June 30, 2024, the Company is engaged in exploration and production (Upstream) activities across three operating segments: the U.S., Egypt, and North Sea. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Financial information for each segment is presented below:

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Quarter Ended June 30, 2024	(In millions)
Revenues:
Oil revenues	$550	$673	$213	$—	$1,436
Natural gas revenues	7	73	47	—	127
Natural gas liquids revenues	93	—	7	—	100
Oil, natural gas, and natural gas liquids production revenues	650	746	267	—	1,663
Purchased oil and gas sales	230	—	—	—	230
	880	746	267	—	1,893
Operating Expenses:
Lease operating expenses	129	123	117	—	369
Gathering, processing, and transmission	60	7	16	—	83
Purchased oil and gas costs	95	—	—	—	95
Taxes other than income	46	—	—	—	46
Exploration	1	25	1	1	28
Depreciation, depletion, and amortization	167	152	75	—	394
Asset retirement obligation accretion	8	—	26	—	34
	506	307	235	1	1,049
Operating Income (Loss)(2)	$374	$439	$32	$(1)	844

Other Income (Expense):
Derivative instrument gains, net					1
Loss on previously sold Gulf of Mexico properties					(17)
Gain on divestitures, net					276
Other, net					5
General and administrative					(68)
Transaction, reorganization, and separation					(5)
Financing costs, net					(26)
Income Before Income Taxes					$1,010

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Six Months Ended June 30, 2024	(In millions)
Revenues:
Oil revenues	$1,055	$1,330	$400	$—	$2,785
Natural gas revenues	58	150	89	—	297
Natural gas liquids revenues	201	—	16	—	217
Oil, natural gas, and natural gas liquids production revenues	1,314	1,480	505	—	3,299
Purchased oil and gas sales	433	—	—	—	433
	1,747	1,480	505	—	3,732
Operating Expenses:
Lease operating expenses	257	243	195	—	695
Gathering, processing, and transmission	116	13	30	—	159
Purchased oil and gas costs	258	—	—	—	258
Taxes other than income	96	—	—	—	96
Exploration	12	56	1	1	70
Depreciation, depletion, and amortization	324	297	146	—	767
Asset retirement obligation accretion	23	—	51	—	74
	1,086	609	423	1	2,119
Operating Income (Loss)(2)	$661	$871	$82	$(1)	1,613

Other Income (Expense):
Derivative instrument gains, net					1
Loss on offshore decommissioning contingency					(83)
Gain on divestitures, net					283
Other, net					20
General and administrative					(151)
Transaction, reorganization, and separation					(14)
Financing costs, net					(59)
Income Before Income Taxes					$1,610

Total Assets(3)	$11,701	$3,740	$1,844	$—	$17,285

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Quarter Ended June 30, 2023	(In millions)
Revenues:
Oil revenues	$473	$618	$235	$—	$1,326
Natural gas revenues	46	90	39	—	175
Natural gas liquids revenues	95	—	4	—	99
Oil, natural gas, and natural gas liquids production revenues	614	708	278	—	1,600
Purchased oil and gas sales	144	—	—	—	144
	758	708	278	—	1,744
Operating Expenses:
Lease operating expenses	132	121	99	—	352
Gathering, processing, and transmission	57	6	12	—	75
Purchased oil and gas costs	131	—	—	—	131
Taxes other than income	47	—	—	—	47
Exploration	3	30	4	—	37
Depreciation, depletion, and amortization	152	126	61	—	339
Asset retirement obligation accretion	10	—	19	—	29
Impairments	—	—	46	—	46
	532	283	241	—	1,056
Operating Income(2)	$226	$425	$37	$—	688

Other Income (Expense):
Gain on divestitures, net					5
Other, net					109
General and administrative					(66)
Transaction, reorganization, and separation					(2)
Financing costs, net					(42)
Income Before Income Taxes					$692

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Six Months Ended June 30, 2023	(In millions)
Revenues:
Oil revenues	$912	$1,247	$517	$—	$2,676
Natural gas revenues	131	183	99	—	413
Natural gas liquids revenues	203	—	14	—	217
Oil, natural gas, and natural gas liquids production revenues	1,246	1,430	630	—	3,306
Purchased oil and gas sales	383	—	—	—	383
	1,629	1,430	630	—	3,689
Operating Expenses:
Lease operating expenses	272	218	176	—	666
Gathering, processing, and transmission	112	13	23	—	148
Purchased oil and gas costs	347	—	—	—	347
Taxes other than income	97	—	—	—	97
Exploration	6	66	9	—	81
Depreciation, depletion, and amortization	279	249	119	—	647
Asset retirement obligation accretion	20	—	37	—	57
Impairments	—	—	46	—	46
	1,133	546	410	—	2,089
Operating Income(2)	$496	$884	$220	$—	1,600

Other Income (Expense):
Gain on divestitures, net					6
Other, net					77
General and administrative					(124)
Transaction, reorganization, and separation					(6)
Financing costs, net					(91)
Income Before Income Taxes					$1,462

Total Assets(3)	$9,489	$3,365	$1,719	$(1)	$14,572
(1)    Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the quarters and six months ended June 30, 2024 and 2023 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Oil	$177	$165	$351	$337
Natural gas	19	24	40	50
(2)Operating income includes no leasehold impairments for the second quarter of 2024.
Operating income of U.S. and North Sea includes leasehold impairments of $3 million and $3 million, respectively, for the second quarter of 2023. Operating income of U.S. includes leasehold impairments of $10 million for the first six months of 2024. Operating income of U.S. and North Sea includes leasehold impairments of $5 million and $6 million, respectively, for the first six months of 2023.
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
Uncertainties in the global supply chain and financial markets, including the impact of ongoing international conflicts, inflation, and actions taken by foreign oil and gas producing nations, including OPEC+, impact oil supply and demand and contribute to commodity price volatility. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to invest for long-term returns in pursuit of moderate, sustainable production growth; (2) to strengthen the balance sheet to underpin the generation of cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction and return of capital to APA; and (3) to responsibly manage its cost structure regardless of the oil price environment. The Company closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process.
Financial and Operational Highlights
In the second quarter of 2024, the Company reported net income of $464 million compared to net income of $290 million in the second quarter of 2023. The increase in net income in the second quarter of 2024 compared to the same prior year period was primarily driven by $276 million of net gains on divestitures of non-core assets, higher revenues as a result of increased drilling activity in the Permian Basin, and higher realized oil and NGL prices during the period. Net income also benefited from widening margins under third-party gas agreements as a result of lower natural gas prices. These benefits to net income were partially offset by higher depreciation expense driven by an increase in the Company’s depreciation, depletion, and amortization rate from the second quarter of 2023 on its oil and gas properties, and higher deferred income tax expense compared to the same prior year period.
In the first six months of 2024, the Company reported net income of $600 million compared to net income of $427 million in the first six months of 2023. The increase in net income in the first six months of 2024 compared to the first six months of 2023 was primarily driven by $283 million of net gains on divestitures of non-core assets and widening margins under third-party gas agreements resulting from lower natural gas prices. These benefits to net income were partially offset by higher depreciation expense driven by increases in the Company’s depreciation, depletion, and amortization rate from the first six months of 2023 on its oil and gas properties and an increase in losses on previously sold Gulf of Mexico properties related to property decommissioning, compared to the same prior year period.
The Company generated $1.1 billion of cash from operating activities during the first six months of 2024, 19 percent lower than the first six months of 2023. The Company’s lower operating cash flows for the first six months of 2024 were primarily driven by timing of working capital items.
Key operational highlights include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 52 percent of its total production during the second quarter of 2024 and decreased 7 percent from the second quarter of 2023. Daily oil production from the Company’s U.S. assets increased 8 percent from the second quarter of 2023. During the second quarter of 2024, the Company averaged seven drilling rigs in the Permian Basin, including six rigs in the Southern Midland Basin and one rig in the Delaware Basin, and drilled and brought online 30 operated wells during the quarter. The Company’s core Permian Basin development program continues to represent key growth areas for the U.S. assets.

International
•In Egypt, the Company continued its drilling and workover activity with a focus on oil production. The Company averaged 15 drilling rigs and drilled 14 new productive wells during the second quarter of 2024. During the same period, the Company averaged 20 workover rigs as it continues to align its drilling and workover activity with a goal of driving improved capital efficiency. Second quarter 2024 gross production from the Company’s Egypt assets decreased 7 percent from the second quarter of 2023, and net production decreased 8 percent, while daily oil production remained essentially flat.
•The Company suspended all new drilling activity in the North Sea during the second quarter of 2023. The Company’s investment program in the North Sea is now directed toward safety, base production management, and asset maintenance and integrity.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$550	38%	$473	36%	$1,055	38%	$912	34%
Egypt(1)	673	47%	618	47%	1,330	48%	1,247	47%
North Sea	213	15%	235	17%	400	14%	517	19%
Total(1)	$1,436	100%	$1,326	100%	$2,785	100%	$2,676	100%

Natural Gas Revenues:
United States	$7	6%	$46	26%	$58	20%	$131	32%
Egypt(1)	73	57%	90	52%	150	50%	183	44%
North Sea	47	37%	39	22%	89	30%	99	24%
Total(1)	$127	100%	$175	100%	$297	100%	$413	100%

NGL Revenues:
United States	$93	93%	$95	96%	$201	93%	$203	94%
North Sea	7	7%	4	4%	16	7%	14	6%
Total(1)	$100	100%	$99	100%	$217	100%	$217	100%

Oil and Gas Revenues:
United States	$650	39%	$614	38%	$1,314	40%	$1,246	38%
Egypt(1)	746	45%	708	44%	1,480	45%	1,430	43%
North Sea	267	16%	278	18%	505	15%	630	19%
Total(1)	$1,663	100%	$1,600	100%	$3,299	100%	$3,306	100%
(1)    Includes revenues attributable to noncontrolling interests in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Oil Volume (b/d)
United States	75,667	8%	70,087	73,653	9%	67,515
Egypt(1)(2)	87,702	0%	87,790	87,235	(1)%	87,792
North Sea	26,586	(24)%	35,048	28,190	(22)%	36,268
Total	189,955	(2)%	192,925	189,078	(1)%	191,575

Natural Gas Volume (Mcf/d)
United States	343,241	(19)%	422,325	367,103	(12)%	417,213
Egypt(1)(2)	273,077	(19)%	337,413	281,652	(19)%	346,829
North Sea	51,854	39%	37,194	52,229	35%	38,769
Total	668,172	(16)%	796,932	700,984	(13)%	802,811

NGL Volume (b/d)
United States	49,972	(12)%	56,973	49,195	(9)%	54,122
North Sea	1,550	78%	872	1,477	39%	1,062
Total	51,522	(11)%	57,845	50,672	(8)%	55,184

BOE per day(3)
United States	182,845	(7)%	197,448	184,031	(4)%	191,172
Egypt(1)(2)	133,215	(8)%	144,026	134,177	(8)%	145,597
North Sea(4)	36,778	(13)%	42,118	38,373	(12)%	43,792
Total	352,838	(8)%	383,592	356,581	(6)%	380,561
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Oil (b/d)	139,490	140,652	138,731	140,708
Natural Gas (Mcf/d)	431,750	517,291	444,499	531,093
(2)    Includes net production volumes per day attributable to noncontrolling interests in Egypt of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Oil (b/d)	66,675	58,561	66,319	58,560
Natural Gas (Mcf/d)	207,607	225,080	214,126	231,348
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the second quarters of 2024 and 2023 were 37,491 boe/d and 40,099 boe/d, respectively, and 36,285 boe/d and 43,347 boe/d for the first six months of 2024 and 2023, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Average Oil Price – Per barrel
United States	$79.93	8%	$74.04	$78.71	6%	$74.57
Egypt	84.30	9%	77.39	83.75	7%	78.48
North Sea	84.62	7%	79.27	83.77	4%	80.51
Total	82.62	8%	76.48	81.77	6%	77.47

Average Natural Gas Price – Per Mcf
United States	$0.21	(83)%	$1.21	$0.87	(50)%	$1.74
Egypt	2.92	(1)%	2.95	2.93	0%	2.92
North Sea	10.61	(6)%	11.29	9.92	(31)%	14.47
Total	2.09	(14)%	2.42	2.34	(18)%	2.85

Average NGL Price – Per barrel
United States	$20.48	13%	$18.13	$22.48	9%	$20.71
North Sea	43.43	11%	39.24	46.66	(6)%	49.52
Total	21.22	14%	18.61	23.35	9%	21.52

Second-Quarter 2024 compared to Second-Quarter 2023
Crude Oil Crude oil revenues for the second quarter of 2024 totaled $1.4 billion, a $110 million increase from the comparative 2023 quarter. An 8 percent increase in average realized prices primarily drove the increase in oil revenues compared to the second quarter of 2023. Crude oil revenues accounted for 86 percent of total oil and gas production revenues and 54 percent of worldwide production in the second quarter of 2024. Crude oil prices realized in the second quarter of 2024 averaged $82.62 per barrel, compared with $76.48 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production decreased 3 Mb/d to 190 Mb/d during the second quarter of 2024 from the comparative prior-year period, primarily a result of natural production decline across all assets, partially offset by increased drilling activity in the Permian Basin.
Natural Gas Natural gas revenues for the second quarter of 2024 totaled $127 million, a $48 million decrease from the comparative 2023 quarter. A 14 percent decrease in average realized prices decreased second-quarter 2024 natural gas revenues by $23 million compared to the second quarter of 2023, while 16 percent lower average daily production decreased revenues by $25 million. Natural gas revenues accounted for 8 percent of total oil and gas production revenues and 32 percent of worldwide production during the second quarter of 2024.
The Company’s worldwide natural gas production decreased 128.8 MMcf/d to 668.2 MMcf/d during the second quarter of 2024 from the comparative prior-year period, primarily a result of natural production decline across all assets, reduced gas-focused activity in Egypt, curtailment of volumes at Alpine High in response to extreme Waha basis differentials, and the sale of non-core assets in the U.S. These decreases were partially offset by increased drilling activity and recompletions in the Permian Basin and less maintenance downtime in the North Sea.
NGL NGL revenues for the second quarter of 2024 totaled $100 million, a $1 million increase from the comparative 2023 quarter. A 14 percent increase in average realized prices increased second-quarter 2024 NGL revenues by $14 million compared to the second quarter of 2023, while an 11 percent lower average daily production decreased revenues by $13 million. NGL revenues accounted for 6 percent of total oil and gas production revenues and 14 percent of worldwide production during the second quarter of 2024.
The Company’s worldwide NGL production decreased 6.3 Mb/d to 51.5 Mb/d during the second quarter of 2024 from the comparative prior-year period, primarily a result of natural production decline across U.S. assets.

Year-to-Date 2024 compared to Year-to-Date 2023
Crude Oil Crude oil revenues for the first six months of 2024 totaled $2.8 billion, a $109 million increase from the comparative 2023 period. A 6 percent increase in average realized prices increased oil revenues by $148 million compared to the prior-year period, while a 1 percent lower average daily production decreased oil revenues for the 2024 period by $39 million compared to the prior-year period. Crude oil revenues accounted for 84 percent of total oil and gas production revenues and 53 percent of worldwide production for the first six months of 2024. Crude oil prices realized during the first six months of 2024 averaged $81.77 per barrel, compared to $77.47 per barrel in the comparative prior-year period.
The Company’s worldwide oil production decreased 2.5 Mb/d to 189.1 Mb/d in the first six months of 2024 compared to the prior-year period, primarily a result of natural production decline across all assets, partially offset by increased drilling activity in the Permian Basin.
Natural Gas Natural gas revenues for the first six months of 2024 totaled $297 million, a $116 million decrease from the comparative 2023 period. An 18 percent decrease in average realized prices decreased natural gas revenues for the 2024 period by $74 million compared to the prior-year period, while 13 percent lower average daily production decreased revenues by $42 million compared to the prior-year period. Natural gas revenues accounted for 9 percent of total oil and gas production revenues and 33 percent of worldwide production for the first six months of 2024.
The Company’s worldwide natural gas production decreased 101.8 MMcf/d to 701 MMcf/d in the first six months of 2024 compared to the prior-year period, primarily a result of natural production decline across all assets, reduced gas-focused activity in Egypt, curtailment of volumes at Alpine High in response to extreme Waha basis differentials, and the sale of non-core assets in the U.S. These decreases were partially offset by increased drilling activity and recompletions in the Permian Basin and less maintenance downtime in the North Sea.
NGL NGL revenues for the first six months of 2024 remained flat when compared to the first six months of 2023. An 8 percent lower average daily production decreased NGL revenues for the 2024 period by $18 million compared to the prior-year period, while a 9 percent increase in average realized prices increased revenues by $18 million compared to the prior-year period. NGL revenues accounted for 7 percent of total oil and gas production revenues and 14 percent of worldwide production for the first six months of 2024.
The Company’s worldwide NGL production decreased 4.5 Mb/d to 50.7 Mb/d in the first six months of 2024 compared to the prior-year period, primarily a result of natural production decline across U.S. assets, partially offset by increased drilling activity and recompletions in the Permian Basin.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to U.S. domestic oil and gas purchases that were sold by the Company to fulfill oil and natural gas takeaway obligations and delivery commitments. Sales related to these purchased volumes totaled $230 million and $144 million during the second quarters of 2024 and 2023, respectively, and $433 million and $383 million during the first six months of 2024 and 2023, respectively. Purchased oil and gas sales were offset by associated purchase costs of $95 million and $131 million during the second quarters of 2024 and 2023, respectively, and $258 million and $347 million during the first six months of 2024 and 2023, respectively. Gross purchased oil and gas sales values were higher in the second quarter and the first six months of 2024 primarily driven by third-party purchase commitments as compared to the second quarter and the first six months of 2023.

Operating Expenses
The Company’s operating expenses were as follows and include costs attributable to noncontrolling interests in Egypt:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Lease operating expenses	$369	$352	$695	$666
Gathering, processing, and transmission	83	75	159	148
Purchased oil and gas costs	95	131	258	347
Taxes other than income	46	47	96	97
Exploration	28	37	70	81
General and administrative	68	66	151	124
Transaction, reorganization, and separation	5	2	14	6
Depreciation, depletion, and amortization:
Oil and gas property and equipment	388	326	750	627
Gathering, processing, and transmission assets	1	1	3	3
Other assets	5	12	14	17
Asset retirement obligation accretion	34	29	74	57
Impairments	—	46	—	46
Financing costs, net	26	42	59	91
Total Operating Expenses	$1,148	$1,166	$2,343	$2,310
Lease Operating Expenses (LOE)
LOE increased $17 million and $29 million compared to the second quarter and the first six months of 2023, respectively. On a per-unit basis, LOE increased 13 percent and 11 percent in the second quarter and the first six months of 2024, respectively, from the comparative prior-year periods. During the second quarter and first six months of 2024, higher operating and labor costs as well as higher workover activity drove the increase in absolute LOE costs compared to the same prior-year periods.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Third-party processing and transmission costs	$83	$49	$138	$98
Midstream service costs – Kinetik	—	26	21	50
Total gathering, processing, and transmission	$83	$75	$159	$148
GPT costs increased $8 million and $11 million in the second quarter and the first six months of 2024, respectively, when compared to the second quarter and the first six months of 2023, primarily driven by an increase in natural gas production volumes in the North Sea.
Purchased Oil and Gas Costs
Purchased oil and gas costs decreased $36 million and $89 million in the second quarter and the first six months of 2024, respectively, when compared to the second quarter and the first six months of 2023. The decrease is primarily driven by lower average natural gas prices in the second quarter and the first six months of 2024 compared to the second quarter and first six months of 2023. With widening margins under third-party gas agreements, purchased oil and gas costs were more than offset by associated sales to fulfill natural gas takeaway obligations and delivery commitments totaling $230 million and $433 million in the second quarter and the first six months of 2024, respectively, as discussed above.

Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Unproved leasehold impairments	$—	$6	$10	$11
Dry hole expense	18	22	40	50
Geological and geophysical expense	—	—	1	1
Exploration overhead and other	10	9	19	19
Total Exploration	$28	$37	$70	$81
Exploration expenses decreased $9 million and $11 million from the second quarter and the first six months of 2023, respectively, driven by lower dry hole expenses and unproved leasehold impairments compared to the prior-year periods.
General and Administrative (G&A) Expenses
G&A expenses increased $2 million and $27 million compared to the second quarter and the first six months of 2023, respectively. The increase in G&A expenses for the second quarter of 2024 compared to the second quarter of 2023 was primarily driven by higher overall labor costs across the Company. The increase in G&A expenses for the first six months of 2024 compared to the first six months of 2023 was primarily driven by higher overall labor costs across the Company and higher cash-based stock compensation expense resulting from changes in APA’s stock price.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs increased $3 million and $8 million from the second quarter and the first six months of 2023, respectively. Higher TRS costs during the second quarter and the first six months of 2024 were primarily a result of higher separation costs in the North Sea compared to the prior-year periods.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses increased $55 million and $120 million from the second quarter and the first six months of 2023, respectively, primarily driven by DD&A on the Company’s oil and gas properties. The Company’s DD&A rate on its oil and gas properties increased $2.70 per boe and $2.52 per boe from the second quarter and the first six months of 2023, respectively. The increase in DD&A on an absolute and per boe basis were driven by negative price-related reserve revisions in prior periods.
Impairments
During the three and six months ended June 30, 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea. There were no impairments recorded during the three and six months ended June 30, 2024.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Interest expense	$71	$74	$143	$149
Amortization of debt issuance costs	—	—	1	1
Gain on extinguishment of debt	—	—	—	(9)
Interest income	(1)	(3)	(5)	(5)
Interest income from APA Corporation, net	(44)	(29)	(80)	(45)
Total Financing costs, net	$26	$42	$59	$91
Net financing costs decreased $16 million and $32 million from the second quarter and the first six months of 2023, respectively. The decrease in costs during the second quarter and the first six months of 2024 was primarily a result of higher intercompany interest income from APA Corporation and lower interest expense from lower average long-term debt balances compared to the same prior-year periods.
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
The Company’s effective income tax rate for the three and six months ended June 30, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. During the second quarter of 2023, the Company’s effective income tax rate differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s effective income tax rate for the six months ended June 30, 2023 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Given the nature of its business, APA Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in APA Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024 and APA Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
*101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income, (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE CORPORATION

Dated:	August 1, 2024	/s/ STEPHEN J. RINEY
Stephen J. Riney
President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 1, 2024	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)