Form 10-Q
period 2024-09-30
APACHE CORP
filed 2024-11-07
CIK 6769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2024 (100% owned by APA Corporation)	1,000
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

FORWARD-LOOKING STATEMENTS AND RISKS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2023, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “goal,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
•changes in local, regional, national, and international economic conditions, including as a result of any epidemics or pandemics;
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
•other risks and uncertainties disclosed in APA Corporation’s third-quarter 2024 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues(1)	$1,544	$1,983	$4,843	$5,289
Purchased oil and gas sales(1)	434	229	867	612
Total revenues	1,978	2,212	5,710	5,901
Derivative instrument gains, net	—	—	1	—
Gain on divestitures, net	1	1	284	7
Loss on previously sold Gulf of Mexico properties	—	—	(83)	—
Other, net	20	7	40	84
	1,999	2,220	5,952	5,992
OPERATING EXPENSES:
Lease operating expenses(1)	321	381	1,016	1,047
Gathering, processing, and transmission(1)	78	83	237	231
Purchased oil and gas costs(1)	253	211	511	558
Taxes other than income	41	56	137	153
Exploration	25	39	95	120
General and administrative	78	132	229	256
Transaction, reorganization, and separation	3	5	17	11
Depreciation, depletion, and amortization	418	377	1,185	1,024
Asset retirement obligation accretion	33	29	107	86
Impairments	1,111	—	1,111	46
Financing costs, net	20	40	79	131
	2,381	1,353	4,724	3,663
NET INCOME (LOSS) BEFORE INCOME TAXES	(382)	867	1,228	2,329
Current income tax provision	267	422	903	1,022
Deferred income tax benefit	(522)	(134)	(511)	(29)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(127)	579	836	1,336
Net income attributable to noncontrolling interest – Sinopec	84	96	243	261
Net income attributable to noncontrolling interest – APA Corporation	107	96	311	261
NET INCOME (LOSS) ATTRIBUTABLE TO APACHE CORPORATION	$(318)	$387	$282	$814
(1)    For transactions with Kinetik prior to the Company’s sale of its remaining shares of Kinetik Class A Common Stock and the resignation of the Company’s designated director from the Kinetik board of directors, refer to Note 6—Equity Method Interests.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$(127)	$579	$836	$1,336
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Pension and postretirement benefit plan	—	—	(1)	3
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(127)	579	835	1,339
Comprehensive income attributable to noncontrolling interest – Sinopec	84	96	243	261
Comprehensive income attributable to noncontrolling interest – APA Corporation	107	96	311	261
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO APACHE CORPORATION	$(318)	$387	$281	$817

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$836	$1,336
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on divestitures, net	(284)	(7)
Exploratory dry hole expense and unproved leasehold impairments	63	86
Depreciation, depletion, and amortization	1,185	1,024
Asset retirement obligation accretion	107	86
Impairments	1,111	46
Benefit from deferred income taxes	(511)	(29)
Gain on extinguishment of debt	—	(9)
Loss on previously sold Gulf of Mexico properties	83	—
Other, net	(164)	(119)
Changes in operating assets and liabilities:
Receivables	122	(278)
Inventories	(35)	19
Drilling advances and other current assets	11	78
Deferred charges and other long-term assets	(225)	226
Accounts payable	20	(5)
Accounts receivable from/payable to APA Corporation	(24)	(46)
Accrued expenses	(197)	—
Deferred credits and noncurrent liabilities	84	(436)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,182	1,972
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(1,447)	(1,480)
Leasehold and property acquisitions	(1)	(10)
Notes receivable from APA Corporation	(1,169)	(207)
Proceeds from asset divestitures	719	29
Proceeds from sale of Kinetik Shares	428	—
Other, net	58	(29)
NET CASH USED IN INVESTING ACTIVITIES	(1,412)	(1,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on fixed-rate debt	—	(65)
Distributions to noncontrolling interest – Sinopec	(233)	(154)
Distributions to APA Corporation	(558)	(154)
Other, net	(2)	5
NET CASH USED IN FINANCING ACTIVITIES	(793)	(368)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23)	(93)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	84	185
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61	$92

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$240	$250
Income taxes paid, net of refunds	874	867
The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2024	December 31, 2023

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61	$84
Receivables, net of allowance of $116 and $114	1,434	1,559
Assets held for sale	1,091	—
Other current assets (Note 5)	781	725
Accounts receivable from APA Corporation (Note 2)	76	52
	3,443	2,420
PROPERTY AND EQUIPMENT:
Oil and gas properties	37,359	43,349
Gathering, processing, and transmission facilities	447	448
Other	556	634
Less: Accumulated depreciation, depletion, and amortization	(31,803)	(35,707)
	6,559	8,724
OTHER ASSETS:
Equity method interests (Note 6)	—	437
Decommissioning security for sold Gulf of Mexico properties (Note 11)	21	21
Deferred tax asset (Note 10)	1,973	1,747
Deferred charges and other	571	522
Noncurrent receivable from APA Corporation (Note 2)	821	93
Notes receivable from APA Corporation (Note 2)	3,548	2,980
	$16,936	$16,944

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$584	$560
Current debt	2	2
Liabilities held for sale	224	—
Other current liabilities (Note 7)	1,567	1,669
	2,377	2,231
LONG-TERM DEBT (Note 9)	4,814	4,814
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Deferred tax liability (Note 10)	86	371
Asset retirement obligation (Note 8)	2,349	2,354
Decommissioning contingency for sold Gulf of Mexico properties (Note 11)	759	764
Other	536	466
	3,730	3,955
EQUITY:
Common stock, $0.625 par, 1,000 and 1,000 shares authorized, respectively, 1,000 and 1,000 shares issued, respectively	—	—
Paid-in capital	7,738	7,972
Accumulated deficit	(2,973)	(3,255)
Accumulated other comprehensive income	14	15
EQUITY ATTRIBUTABLE TO APACHE CORPORATION	4,779	4,732
Noncontrolling interest – Sinopec	1,046	1,036
Noncontrolling interest – APA Corporation	190	176
TOTAL EQUITY	6,015	5,944
	$16,936	$16,944

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	EQUITY ATTRIBUTABLE TO APACHE CORPORATION	Noncontrolling Interests	TOTAL EQUITY

	(In millions)
For the Quarter Ended September 30, 2023
Balance at June 30, 2023	$8,037	$(5,354)	$17	$2,700	$1,114	$3,814
Net income attributable to Apache Corporation	—	387	—	387	—	387
Net income attributable to noncontrolling interest – APA	—	—	—	—	96	96
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	96	96
Distributions to noncontrolling interest – Sinopec	—	—	—	—	(54)	(54)
Distributions to APA Corporation	—	—	—	—	(54)	(54)
Other	7	—	—	7	—	7
Balance at September 30, 2023	$8,044	$(4,967)	$17	$3,094	$1,198	$4,292

For the Quarter Ended September 30, 2024
Balance at June 30, 2024	$7,822	$(2,655)	$14	$5,181	$1,295	$6,476
Net loss attributable to Apache Corporation	—	(318)	—	(318)	—	(318)
Net income attributable to noncontrolling interest – APA	—	—	—	—	107	107
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	84	84
Distributions to noncontrolling interest – Sinopec	—	—	—	—	(110)	(110)
Distributions to APA Corporation	(93)	—	—	(93)	(140)	(233)
Other	9	—	—	9	—	9
Balance at September 30, 2024	$7,738	$(2,973)	$14	$4,779	$1,236	$6,015

The accompanying notes to consolidated financial statements are an integral part of this statement.

APACHE CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	EQUITY ATTRIBUTABLE TO APACHE CORPORATION	Noncontrolling Interests	TOTAL EQUITY

	(In millions)
For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$8,025	$(5,781)	$14	$2,258	$984	$3,242
Net income attributable to Apache Corporation	—	814	—	814	—	814
Net income attributable to noncontrolling interest – APA	—	—	—	—	261	261
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	261	261
Distributions to noncontrolling interest – Sinopec	—	—	—	—	(154)	(154)
Distributions to APA Corporation	—	—	—	—	(154)	(154)
Other	19	—	3	22	—	22
Balance at September 30, 2023	$8,044	$(4,967)	$17	$3,094	$1,198	$4,292

For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	$7,972	$(3,255)	$15	$4,732	$1,212	$5,944
Net income attributable to Apache Corporation	—	282	—	282	—	282
Net income attributable to noncontrolling interest – APA	—	—	—	—	311	311
Net income attributable to noncontrolling interest – Sinopec	—	—	—	—	243	243
Distributions to noncontrolling interest – Sinopec	—	—	—	—	(233)	(233)
Distributions to APA Corporation	(261)	—	—	(261)	(297)	(558)
Other	27	—	(1)	26	—	26
Balance at September 30, 2024	$7,738	$(2,973)	$14	$4,779	$1,236	$6,015

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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2024, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
Investments in which the Company has significant influence, but not control, are accounted for under the equity method of accounting. During the nine months ended September 30, 2023 and the quarter ended March 31, 2024, the Company had a designated director on the Kinetik Holdings Inc. (Kinetik) board of directors. The Company’s designated director resigned from the Kinetik board of directors on April 3, 2024. As a result, the Company is considered to have had significant influence over Kinetik during the periods presented prior to the designated director’s resignation from the Kinetik board of directors.
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
During the third quarter of 2024, the Company continued its economic assessment of its North Sea assets in light of several new regulatory guidelines and obligations surrounding significant tax levies and modernization of aging infrastructure. The Company determined the expected returns do not economically support making investments required under the combined impact of the regulations, and it will cease production at its facilities in the North Sea prior to 2030. As a result, the Company performed a fair value assessment of the present value of its oil and gas assets in the North Sea as of September 30, 2024. Accordingly, in the third quarter of 2024, the Company recognized impairments of $793 million on certain proved properties in the North Sea, which were written down to their estimated fair values. This impairment is discussed in further detail below in “Property and Equipment — Oil and Gas Property.”
Additionally, in the third quarter of 2024, the Company entered into an agreement to sell certain non-core U.S. oil and gas producing properties in the Permian Basin. As a result of this agreement, a separate impairment analysis was performed for each of the assets within the disposal group. The analyses were based on the agreed-upon proceeds less costs to sell for the transaction, a Level 1 fair value measurement. The historical carrying value of the net assets to be divested exceeded the fair value implied by the expected net proceeds, resulting in an impairment totaling $315 million on the Company’s proved properties in the U.S. Refer to Note 3—Acquisitions and Divestitures for more detail.
During the three and nine months ended September 30, 2023, the Company recorded no asset impairments in connection with fair value assessments.

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
Revenue Recognition
Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.3 billion and $1.4 billion as of September 30, 2024 and December 31, 2023, respectively. Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. In the past year, the Company’s receivable balance from the Egyptian General Petroleum Corporation (EGPC) has gradually increased as payments for the Company’s Egyptian oil and gas sales have been delayed for periods longer than historically experienced. The Company is actively engaged in discussions with the Government of Egypt to resolve the delay in EGPC payments. The Company has received payments throughout the period, and management believes that the Company will be able to collect the total balance of its receivables from this customer.
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
Inventories
Inventories consist principally of tubular goods and equipment and are stated at the lower of weighted-average cost or net realizable value. Oil produced but not sold, primarily in the North Sea, is also recorded to inventory and is stated at the lower of the cost to produce or net realizable value. The Company recorded impairments to inventory of $3 million in the third quarter and the nine months ended September 30, 2024 and $46 million in the nine months ended September 30, 2023.
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
The change in cessation-of-production dates in the North Sea discussed above in “Fair Value Measurements” significantly altered the Company’s remaining oil and gas reserves in the North Sea and triggered an impairment assessment of the Company’s proved oil and gas properties at the end of the third quarter of 2024. Future production volumes and estimated future commodity prices are the largest drivers in variability of future cash flows. Expected cash flows were estimated based on management’s views of forward pricing as of the balance sheet dates. A discount rate based on a market-based weighted-average cost of capital estimate was applied to the undiscounted cash flow estimate to value the Company’s North Sea assets. In connection with this assessment, the Company recorded impairments totaling $793 million on certain of the Company’s North Sea proved properties to an aggregate fair value of $263 million.
Additionally, in the third quarter of 2024, the Company recorded impairments totaling $315 million in connection with an agreement to sell certain non-core producing properties in the Permian Basin. These impairments are discussed in further detail above in “Fair Value Measurements” and in Note 3—Acquisitions and Divestitures. The associated U.S. properties had an aggregate fair value of $1.1 billion as of September 30, 2024.
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
New Pronouncements Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” which expands disclosures around a public entity’s costs and expenses of specific items (i.e. employee compensation, DD&A), requires the inclusion of amounts that are required to be disclosed under GAAP in the same disclosure as other disaggregation requirements, requires qualitative descriptions of amounts remaining in expense captions that are not separately disaggregated quantitatively, and requires disclosure of total selling expenses, and in annual periods, the definition of selling expenses. The amendment does not change or remove existing disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendment can be adopted prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently assessing the impact of adopting this standard.
2.    TRANSACTIONS WITH PARENT AFFILIATE
Apache is a direct, wholly owned subsidiary of APA. Apache holds assets in the U.S., Egypt, and the U.K. and provides administrative and support operations for certain APA subsidiaries with interests in the U.S., Suriname, and other international locations. The Company incurred $14 million and $6 million in the third quarters of 2024 and 2023, respectively, and $36 million and $17 million in the first nine months of 2024 and 2023, respectively, in reimbursable corporate overhead charges in connection with these administration and support operations.

Notes Receivable from APA Corporation
On March 1, 2021, Apache sold to APA all of the equity in the three Apache subsidiaries through which Apache’s interests in Suriname and the Dominican Republic were held. The purchase price is payable pursuant to a senior promissory note made by APA payable to Apache, dated March 1, 2021. The note has a seven-year term, maturing on February 29, 2028, and bears interest at a rate of 4.5 percent per annum, payable semi-annually, subject to APA’s option to allow accrued interest to convert to principal (PIK) during the first 5.5 years of the note’s term (to August 31, 2026). The note is guaranteed by each of the three subsidiaries sold by Apache to APA. APA allowed interest accrued from March 1, 2021 through August 31, 2024, totaling $226 million, to PIK pursuant to the note. At each of September 30, 2024 and December 31, 2023, there was approximately $1.5 billion in principal outstanding under this note.
APA also made a senior promissory note payable to Apache, dated March 31, 2023, as amended April 30, 2024, pursuant to which Apache may loan and APA may borrow, repay, and reborrow up to $2.0 billion in aggregate principal amount outstanding at any time. The note has a five-year term, maturing March 31, 2028. The note bears interest at a rate per annum of 6.0 percent, payable semi-annually; however, APA may allow accrued interest to convert to principal, subject to the aggregate maximum principal amount of the note. As of September 30, 2024 and December 31, 2023, there were approximately $2.0 billion and $1.5 billion, respectively, in borrowings outstanding under this note. The note is intended to facilitate cash management of APA and Apache.
These notes are both reflected in “Notes receivable from APA Corporation” on the Company’s consolidated balance sheet. The Company recognized interest income on these notes totaling $48 million and $30 million during the third quarters of 2024 and 2023, respectively, and $128 million and $75 million during the first nine months of 2024 and 2023, respectively. The interest income related to these notes is reflected in “Financing costs, net” on the Company’s statement of consolidated operations.
Noncontrolling Interest – APA Corporation
In the fourth quarter of 2021, in conjunction with the ratification of a new merged concession agreement (MCA) with the EGPC, Apache entered into an agreement with APA under which the historical value of existing concessions prior to ratifying the MCA was retained by Apache, with any excess value from the MCA terms being allocated to APA. Sinopec owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business, and 64 percent and 50 percent of the remaining net income and distributable cash flow for the Company’s Egyptian operations is allocated to APA in 2024 and 2023, respectively. Apache consolidates its Egyptian operations, with APA’s noncontrolling interest reflected as a separate component in the Company’s consolidated balance sheet. The Company recorded net income attributable to APA’s noncontrolling interest of $107 million and $96 million in the third quarters of 2024 and 2023, respectively, and $311 million and $261 million in the first nine months of 2024 and 2023, respectively. The Company also distributed $297 million and $154 million in the first nine months of 2024 and 2023, respectively, of cash to APA in association with its noncontrolling interest.
Accounts Receivable from / Accounts Payable to APA
In connection with the Company’s role as service provider to APA, Apache is reimbursed by APA for employee costs, certain internal costs, and third-party costs paid by the Company on behalf of APA. All reimbursements are based on actual costs incurred, and no market premium is applied by the Company to APA. The Company also collects third-party receivables on behalf of APA. As of September 30, 2024 and December 31, 2023, the Company had accounts receivable from APA in connection with these services totaling $76 million and $52 million, respectively, which is reflected in “Accounts receivable from APA Corporation” on the Company’s consolidated balance sheet.
As of September 30, 2024 and December 31, 2023, the Company had receivables from APA totaling $821 million and $93 million, respectively. This balance is reflected in “Noncurrent receivable from APA Corporation” on the Company’s consolidated balance sheet.
Other Transactions with APA Corporation
From time to time, the Company may, at its discretion, make distributions of capital to APA. Capital distributions totaling $261 million were made during the first nine months of 2024 primarily in support of dividend payments and capital transactions completed by APA during the period. No capital distributions were made during the first nine months of 2023.

3.    ACQUISITIONS AND DIVESTITURES
2024 Activity
Sale of Non-core Properties in the Permian Basin
On September 10, 2024, the Company announced it entered into an agreement to sell non-core producing properties in the Permian Basin to an undisclosed buyer for cash proceeds of $950 million, prior to customary closing adjustments. The properties are located in the Central Basin Platform, Texas and New Mexico Shelf, and Northwest Shelf and currently represent estimated net production of 21,000 barrels of oil equivalent per day, of which approximately 57 percent is oil. Proceeds from this sale are expected to be used primarily to reduce debt. The effective date of the transaction is July 1, 2024, and the transaction is expected to close during the fourth quarter of 2024. The Company received a deposit of $95 million in connection with the sale during the third quarter of 2024.
As a result of the agreement, the Company performed a fair value assessment of the associated assets and liabilities and recorded an impairment of $315 million to the carrying value of associated oil and gas properties. These assets met the criteria of held for sale classification as of September 30, 2024. U.S. oil and gas properties totaling $1.1 billion and the associated asset retirement obligation of $224 million were classified as current assets held for sale and current liabilities held for sale, respectively, as of September 30, 2024.
U.S. Divestitures
In the first nine months of 2024, the Company completed the sale of non-core acreage in the East Texas Austin Chalk and Eagle Ford plays that had a carrying value of $347 million for aggregate cash proceeds of $253 million and the assumption of asset retirement obligations of $48 million. The Company recognized a $46 million loss during the first nine months of 2024 in association with this sale.
In the first nine months of 2024, the Company also completed the sale of non-core mineral and royalty interests in the Permian Basin that had a carrying value of $71 million for approximately $392 million after post-closing adjustments. The Company recognized a gain of $321 million during the first nine months of 2024 in association with this sale.
Additionally, during the third quarter and first nine months of 2024, the Company completed the sale of non-core assets and leasehold in multiple transactions for aggregate cash proceeds of $1 million and $69 million, respectively, recognizing a gain of approximately $1 million and $9 million, respectively, upon closing of these transactions.
Sale of Kinetik Shares
On March 18, 2024, the Company sold its remaining Kinetik Shares for cash proceeds of $428 million. Refer to Note 6—Equity Method Interests for further detail.
Leasehold and Property Acquisitions
During the first nine months of 2024, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $1 million.
2023 Activity
Leasehold and Property Acquisitions
During the first nine months of 2023, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $10 million.
U.S. Divestitures
During the third quarter and first nine months of 2023, the Company completed the sale of non-core assets and leasehold in multiple transactions for aggregate cash proceeds of $1 million and $29 million, respectively, recognizing a gain of approximately $1 million and $7 million, respectively, upon closing of these transactions.

4.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $62 million and $47 million as of September 30, 2024 and December 31, 2023, respectively. The increase is primarily attributable to additional drilling activity in Egypt, partially offset by the transfer of successful well costs during the quarter. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2023 were charged to dry hole expense during the third quarter of 2024. During the first nine months of 2024, approximately $9 million of suspended well costs previously capitalized for greater than one year at December 31, 2023 were charged to dry hole expense.
Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether proved reserves can be attributed to these projects.
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	September 30, 2024	December 31, 2023

	(In millions)
Inventories	$501	$439
Drilling advances	39	68
Current decommissioning security for sold Gulf of Mexico assets	167	178
Prepaid assets and other	74	40
Total Other current assets	$781	$725
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
Prior to the Company’s sale of its remaining Kinetik Shares and the resignation of the Company’s designated director from the Kinetik board of directors, the Company recorded changes in the fair value of its equity method interest in Kinetik totaling a loss of $9 million in the first quarter of 2024, and a loss of $14 million and a gain of $57 million in the third quarter and the first nine months of 2023, respectively. These changes in fair value were recorded as a component of “Revenues and Other” in the Company’s statement of consolidated operations.
The following table represents related party sales and costs associated with Kinetik prior to the Company’s sale of its remaining Kinetik Shares and the resignation of the Company’s designated director from the Kinetik board of directors:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Natural gas and NGLs sales	$—	$27	$7	$56
Purchased oil and gas sales	—	11	22	18
	$—	$38	$29	$74

Gathering, processing, and transmission costs	$—	$24	$21	$74
Purchased oil and gas costs	—	37	23	65
Lease operating expenses	—	—	2	—
	$—	$61	$46	$139

7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	September 30, 2024	December 31, 2023

	(In millions)
Accrued operating expenses	$195	$158
Accrued exploration and development	415	307
Accrued compensation and benefits	189	390
Accrued interest	65	92
Accrued income taxes	209	138
Current asset retirement obligation	75	76
Current operating lease liability	98	115
Current decommissioning contingency for sold Gulf of Mexico properties	94	60
Other	227	333
Total Other current liabilities	$1,567	$1,669
8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

September 30, 2024
(In millions)
Asset retirement obligation, December 31, 2023	$2,430
Liabilities incurred	9
Liabilities settled	(45)
Liabilities divested	(48)
Liabilities held for sale	(224)
Accretion expense	107
Revisions in estimated liabilities	195
Asset retirement obligation, September 30, 2024	2,424
Less current portion	(75)
Asset retirement obligation, long-term	$2,349
9.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	September 30, 2024	December 31, 2023

	(In millions)
Notes and debentures before unamortized discount and debt issuance costs(1)	$4,835	$4,835
Finance lease obligations	30	32
Unamortized discount	(25)	(26)
Debt issuance costs	(24)	(25)
Total debt	4,816	4,816
Current maturities	(2)	(2)
Long-term debt	$4,814	$4,814
(1)    The fair values of the Company’s notes and debentures were $4.5 billion and $4.3 billion as of September 30, 2024 and December 31, 2023, respectively.
Apache uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
At each of September 30, 2024 and December 31, 2023, current debt included $2 million of finance lease obligations.

Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Interest expense	$71	$71	$214	$220
Amortization of debt issuance costs	1	1	2	2
Gain on extinguishment of debt	—	—	—	(9)
Interest income	(4)	(2)	(9)	(7)
Interest income from APA Corporation, net (Note 2)	(48)	(30)	(128)	(75)
Financing costs, net	$20	$40	$79	$131
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
Apache may borrow under APA’s USD Agreement up to an aggregate principal amount of US$300 million outstanding at any given time. As of September 30, 2024 and December 31, 2023, there were no borrowings by Apache outstanding under the USD Agreement. Apache has guaranteed obligations under each of the USD Agreement and GBP Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first is less than US$1.0 billion.
As of September 30, 2024, APA had $232 million of borrowings under the USD Agreement and an aggregate £303 million in letters of credit outstanding under the GBP Agreement. As of September 30, 2024, there were no letters of credit outstanding under the USD Agreement. As of December 31, 2023, there were $372 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2023, there were no letters of credit outstanding under the USD Agreement.
Uncommitted Lines of Credit
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of September 30, 2024 and December 31, 2023, there were no outstanding borrowings under these facilities. As of September 30, 2024, there were £296 million and $11 million, respectively, in letters of credit outstanding under these facilities. As of December 31, 2023, there were £296 million and $2 million, respectively, in letters of credit outstanding under these facilities.
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
As of September 30, 2024, APA had $330 million in aggregate face amount of CP Notes outstanding. As of December 31, 2023, there were no CP Notes outstanding.

APA Unsecured Committed Term Loan Facility
On January 30, 2024, Apache entered into an unsecured guaranty of obligations under an unsecured syndicated credit agreement then entered into by APA under which the lenders committed an aggregate $2.0 billion for senior unsecured delayed-draw term loans to APA (Term Loan Credit Agreement), the proceeds of which could be used to refinance certain indebtedness of Callon Petroleum Company, a Delaware corporation (Callon), only on the date of closing of transactions under the merger agreement entered into by APA and Callon (the Merger Agreement). Apache has guaranteed obligations under the Term Loan Credit Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first is less than $1.0 billion.
On April 1, 2024, APA closed the transactions under the Term Loan Credit Agreement. APA borrowed an aggregate $1.5 billion in senior unsecured term loans that mature April 1, 2027. Loan proceeds were used to refinance certain indebtedness of Callon upon the substantially simultaneous closing of APA’s acquisition of Callon pursuant to the Merger Agreement and to pay related fees and expenses. APA may at any time prepay loans under the Term Loan Credit Agreement. As of September 30, 2024, $1.0 billion in borrowings remained outstanding under the Term Loan Credit Agreement.
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
The Company’s effective income tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. During the third quarter of 2023, the Company’s effective income tax rate differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s effective income tax rate for the nine months ended September 30, 2023 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (CAMT) on applicable corporations with an average annual adjusted financial statement income that exceeds $1.0 billion for any three consecutive years preceding the tax year at issue. The CAMT is effective for tax years beginning after December 31, 2022. The Company became an applicable corporation subject to CAMT beginning on January 1, 2024. On September 12, 2024, the U.S. Department of Treasury and the Internal Revenue Service released proposed regulations relating to the application and implementation of CAMT. The Company is continuing to evaluate the proposed regulations and their effect on the Company’s consolidated financial statements.
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
11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of September 30, 2024, the Company has an accrued liability of approximately $18 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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

Starting in November of 2013 and continuing into 2023, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including the Company. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. Without acknowledging or admitting any liability and solely to avoid the expense and uncertainty of future litigation, the Company agreed to settle with the State of Louisiana and Louisiana coastal Parishes to resolve any potential liability on the part of the Company for claims that were or could have been asserted by the coastal Parishes and/or the State of Louisiana in the pending litigation. The consideration paid by the Company in the settlement did not have a material impact on the Company’s financial position. Following settlement of these various lawsuits, the Company will be a defendant in only one remaining coastal zone lawsuit, which was filed by the City of New Orleans against the Company and a number of oil and gas operators.
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
California and Delaware Litigation
On July 17, 2017, in three separate actions, San Mateo and Marin Counties, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the State of California against over 30 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. On December 20, 2017, in two separate actions, the City of Santa Cruz and Santa Cruz County filed similar lawsuits against many of the same defendants. On January 22, 2018, the City of Richmond filed a similar lawsuit. These cases were then consolidated before a single judge in a multi-district litigation (MDL) proceeding. On August 14, 2024, in the MDL, the plaintiffs agreed to dismiss Apache with prejudice from all matters, and a dismissal has been entered by the court.
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

Shareholder and Derivative Lawsuits
On February 23, 2021, a case captioned Plymouth County Retirement System v. Apache Corporation, et al. was filed in the United States District Court for the Southern District of Texas (Houston Division) against the Company and certain current and former officers. The complaint, which is a shareholder lawsuit styled as a class action, alleges, among other things, that (1) the Company intentionally used unrealistic assumptions regarding the amount and composition of available oil and gas in Alpine High; (2) the Company did not have the proper infrastructure in place to safely and/or economically drill and/or transport those resources even if they existed in the amounts purported; (3) certain statements and omissions artificially inflated the value of the Company’s operations in the Permian Basin; and (4) as a result, the Company’s public statements were materially false and misleading. With no admission, concession, or finding of any fault, liability, or wrongdoing, but only to avoid the expense and uncertainty of litigation, the parties have agreed to a settlement resolving all claims made against the defendants by the class. The settlement agreement has been preliminarily approved by the court, and final approval of the settlement is expected to occur prior to the end of 2024. The settlement will not have a material impact on the Company’s financial position, results of operations, or liquidity and is subject to insurance coverage that companies have for these types of claims.
On February 21, 2023, a case captioned Steve Silverman, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. Then, on July 21, 2023, a case captioned Yang-Li-Yu, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. Those cases were consolidated as In Re APA Corporation Derivative Litigation, Case No. 4:23-cv-00636 in the Southern District of Texas and purported to be derivative actions brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserting claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. The defendants filed a motion to dismiss the consolidated lawsuits, and on September 26, 2024, the federal court issued a final judgment granting the defendants’ motion and dismissing the consolidated claims against the defendants.
Environmental Matters
As of September 30, 2024, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
On September 11, 2020, the Company received a Notice of Violation and Finding of Violation, and accompanying Clean Air Act Information Request, from the U.S. Environmental Protection Agency (EPA) following site inspections in April 2019 at several of the Company’s oil and natural gas production facilities in Lea and Eddy Counties, New Mexico. Then on December 29, 2020, the Company received a Notice of Violation and Opportunity to Confer, and accompanying Clean Air Act Information Request, from the EPA following helicopter flyovers in September 2019 of several of the Company’s oil and natural gas production facilities in Reeves County, Texas. The notices and information requests involved alleged emissions control and reporting violations. The Company cooperated with the EPA, responded to the information requests, and negotiated and entered into a consent decree to resolve the alleged violations in both New Mexico and Texas, which has been approved and entered by the Court. The consideration provided by the Company in connection with the consent decree, which included a $4 million payment, did not have a material impact on the Company’s financial position.
The Company is not aware of any environmental claims existing as of September 30, 2024, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

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
On June 21, 2023, two sureties that issued Bonds directly to Apache and two sureties that issued bonds to the issuing bank on the Letters of Credit filed suit against Apache in a case styled Zurich American Insurance Company, HCC International Insurance Company PLC, Philadelphia Indemnity Insurance Company and Everest Reinsurance Company (Insurers) v. Apache Corporation, Cause No. 2023-38238 in the 281st Judicial District Court, Harris County Texas. The sureties sought to prevent Apache from drawing on the Bonds and Letters of Credit and further alleged that they are discharged from their reimbursement obligations related to decommissioning costs and are entitled to other relief. On July 20, 2023, the 281st Judicial District Court denied the Insurers’ request for a temporary injunction. On July 26, 2023, Apache removed the suit to the United States Bankruptcy Court for the Southern District of Texas (Houston Division). Since the time the sureties filed their state court lawsuit, Apache has drawn down the entirety of the Letters of Credit. Apache has also sought to draw down on the Bonds; however, the sureties refuse to pay such Bond draws. On September 12, 2024, the bankruptcy court issued its opinion (1) finding that sureties’ state court lawsuit against Apache was void; (2) holding that Apache’s claims against the sureties for unpaid amounts may proceed in bankruptcy court; and (3) holding the sureties in civil contempt and awarding attorneys’ fees to Apache as a sanction in an amount to be determined in a future hearing. That hearing took place on October 24, 2024, although the Court has not yet issued a ruling on the issues addressed, including any award of attorney’s fees to Apache. Apache is vigorously pursuing its claims against the sureties.
As of September 30, 2024, the Company has recorded a $188 million asset, which represents the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has recorded contingent liabilities in the amounts of $853 million and $824 million as of September 30, 2024 and December 31, 2023, respectively, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOM Assets. The Company recognized $83 million in the first nine months of 2024 of “Loss on previously sold Gulf of Mexico properties.” Amounts recorded in the first nine months of 2024 included $50 million related to orders received during the period from BSEE to decommission properties previously sold to Cox Operating LLC and to decommission a property operated and produced by Fieldwood Energy Offshore and Dynamic Offshore Resources NS, LLC. The Company recognized no losses for decommissioning previously sold properties during the third quarter and the first nine months of 2023. There have been no other changes in estimates from December 31, 2023 that would have a material impact on the Company’s financial position, results of operations, or liquidity.

12.    BUSINESS SEGMENT INFORMATION
As of September 30, 2024, the Company is engaged in exploration and production (Upstream) activities across three operating segments: the U.S., Egypt, and North Sea. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Financial information for each segment is presented below:

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Quarter Ended September 30, 2024	(In millions)
Revenues:
Oil revenues	$555	$673	$117	$—	$1,345
Natural gas revenues	3	81	15	—	99
Natural gas liquids revenues	95	—	5	—	100
Oil, natural gas, and natural gas liquids production revenues	653	754	137	—	1,544
Purchased oil and gas sales	434	—	—	—	434
	1,087	754	137	—	1,978
Operating Expenses:
Lease operating expenses	125	109	87	—	321
Gathering, processing, and transmission	65	6	7	—	78
Purchased oil and gas costs	253	—	—	—	253
Taxes other than income	41	—	—	—	41
Exploration	4	21	—	—	25
Depreciation, depletion, and amortization	178	167	73	—	418
Asset retirement obligation accretion	7	—	26	—	33
Impairments	315	—	796	—	1,111
	988	303	989	—	2,280
Operating Income (Loss)(2)	$99	$451	$(852)	$—	(302)

Other Income (Expense):
Gain on divestitures, net					1
Other, net					20
General and administrative					(78)
Transaction, reorganization, and separation					(3)
Financing costs, net					(20)
Loss Before Income Taxes					$(382)

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Nine Months Ended September 30, 2024	(In millions)
Revenues:
Oil revenues	$1,610	$2,003	$517	$—	$4,130
Natural gas revenues	61	231	104	—	396
Natural gas liquids revenues	296	—	21	—	317
Oil, natural gas, and natural gas liquids production revenues	1,967	2,234	642	—	4,843
Purchased oil and gas sales	867	—	—	—	867
	2,834	2,234	642	—	5,710
Operating Expenses:
Lease operating expenses	382	352	282	—	1,016
Gathering, processing, and transmission	181	19	37	—	237
Purchased oil and gas costs	511	—	—	—	511
Taxes other than income	137	—	—	—	137
Exploration	16	77	1	1	95
Depreciation, depletion, and amortization	502	464	219	—	1,185
Asset retirement obligation accretion	30	—	77	—	107
Impairments	315	—	796	—	1,111
	2,074	912	1,412	1	4,399
Operating Income (Loss)(2)	$760	$1,322	$(770)	$(1)	1,311

Other Income (Expense):
Derivative instrument gains, net					1
Loss on offshore decommissioning contingency					(83)
Gain on divestitures, net					284
Other, net					40
General and administrative					(229)
Transaction, reorganization, and separation					(17)
Financing costs, net					(79)
Income Before Income Taxes					$1,228

Total Assets(3)	$11,973	$3,525	$1,439	$(1)	$16,936

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Quarter Ended September 30, 2023	(In millions)
Revenues:
Oil revenues	$557	$724	$348	$—	$1,629
Natural gas revenues	83	81	66	—	230
Natural gas liquids revenues	119	—	5	—	124
Oil, natural gas, and natural gas liquids production revenues	759	805	419	—	1,983
Purchased oil and gas sales	229	—	—	—	229
	988	805	419	—	2,212
Operating Expenses:
Lease operating expenses	151	128	102	—	381
Gathering, processing, and transmission	55	13	15	—	83
Purchased oil and gas costs	211	—	—	—	211
Taxes other than income	56	—	—	—	56
Exploration	4	25	9	1	39
Depreciation, depletion, and amortization	158	129	90	—	377
Asset retirement obligation accretion	9	—	20	—	29
	644	295	236	1	1,176
Operating Income (Loss)(2)	$344	$510	$183	$(1)	1,036

Other Income (Expense):
Gain on divestitures, net					1
Other, net					7
General and administrative					(132)
Transaction, reorganization, and separation					(5)
Financing costs, net					(40)
Income Before Income Taxes					$867

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Nine Months Ended September 30, 2023	(In millions)
Revenues:
Oil revenues	$1,469	$1,971	$865	$—	$4,305
Natural gas revenues	214	264	165	—	643
Natural gas liquids revenues	322	—	19	—	341
Oil, natural gas, and natural gas liquids production revenues	2,005	2,235	1,049	—	5,289
Purchased oil and gas sales	612	—	—	—	612
	2,617	2,235	1,049	—	5,901
Operating Expenses:
Lease operating expenses	423	346	278	—	1,047
Gathering, processing, and transmission	167	26	38	—	231
Purchased oil and gas costs	558	—	—	—	558
Taxes other than income	153	—	—	—	153
Exploration	10	91	18	1	120
Depreciation, depletion, and amortization	437	378	209	—	1,024
Asset retirement obligation accretion	29	—	57	—	86
Impairments	—	—	46	—	46
	1,777	841	646	1	3,265
Operating Income (Loss)(2)	$840	$1,394	$403	$(1)	2,636

Other Income (Expense):
Gain on divestitures, net					7
Other, net					84
General and administrative					(256)
Transaction, reorganization, and separation					(11)
Financing costs, net					(131)
Income Before Income Taxes					$2,329

Total Assets(3)	$9,616	$3,518	$1,665	$—	$14,799
(1)    Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the quarters and nine months ended September 30, 2024 and 2023 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Oil	$182	$202	$533	$539
Natural gas	22	23	63	73
(2)Operating income (loss) of U.S., North Sea includes leasehold impairments of $2 million and $6 million, respectively, for the third quarter of 2023. Operating income (loss) of U.S. includes leasehold impairments of $10 million for the first nine months of 2024. Operating income (loss) of U.S. and North Sea includes leasehold impairments of $7 million, $12 million, respectively, for the first nine months of 2023.
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
Financial and Operational Highlights
On September 10, 2024, the Company announced it entered into an agreement to sell non-core producing properties in the Permian Basin to an undisclosed buyer for $950 million, prior to customary closing adjustments. The properties are located in the Central Basin Platform, Texas and New Mexico Shelf, and Northwest Shelf and currently represent estimated net production of 21,000 barrels of oil equivalent per day, of which approximately 57 percent is oil. Proceeds from this sale are expected to be used primarily to reduce debt. The effective date of the transaction is July 1, 2024, and the transaction is expected to close during the fourth quarter of 2024.
In the third quarter of 2024, the Company reported a net loss of $318 million compared to net income of $387 million in the third quarter of 2023. The decrease in net income in the third quarter of 2024 compared to the third quarter of 2023 was primarily driven by $1.1 billion of impairments, which included $793 million of oil and gas property impairments in the North Sea, a $315 million impairment of assets held for sale in the Permian Basin, and $3 million inventory impairments in the North Sea. The decrease in net income was further impacted by lower revenues as a result of decreased total production, primarily in the North Sea, and lower realized oil and natural gas prices. These impacts to net loss were partially offset by lower income tax expense coupled with widening margins under third-party gas agreements resulting from lower natural gas prices compared to the same prior-year period.
In the first nine months of 2024, the Company reported net income of $282 million compared to net income of $814 million in the first nine months of 2023. The decrease in net income in the first nine months of 2024 compared to the first nine months of 2023 was primarily driven by $1.1 billion of impairments recorded during the third quarter of 2024 and the related tax impacts. The decrease in net income was further impacted by lower revenues as a result of decreased total production, primarily in the North Sea, lower realized oil and natural gas prices, and higher depreciation. These impacts to net income were partially offset by net gains on divestitures of non-core assets, widening margins under third-party gas agreements resulting from lower natural gas prices, and lower income tax expense compared to the same prior-year period.
The Company generated $2.2 billion of cash from operating activities during the first nine months of 2024, 11 percent higher than the first nine months of 2023. The Company’s higher operating cash flows for the first nine months of 2024 were primarily driven by timing of working capital items.

Key operational highlights include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 52 percent of its total production during the third quarter of 2024 and decreased 12 percent from the third quarter of 2023. Daily oil production from the Company’s U.S. assets increased 7 percent from the third quarter of 2023. During the third quarter of 2024, the Company averaged seven drilling rigs in the Permian Basin, including five rigs in the Southern Midland Basin and two rig in the Delaware Basin, and brought online 15 operated wells during the quarter. The Company’s core Permian Basin development program continues to represent key growth areas for the U.S. assets.
International
•In Egypt, the Company continued its drilling and workover activity with a focus on oil production. The Company averaged 12 drilling rigs and drilled 15 new productive wells during the third quarter of 2024. During the same period, the Company averaged 20 workover rigs as it continues to align its drilling and workover activity with a goal of driving improved capital efficiency. Third quarter 2024 gross production from the Company’s Egypt assets decreased 5 percent from the third quarter of 2023, and net production increased 2 percent.
•Subsequent to September 30, 2024, but prior to the date of this filing, the Company entered into a new pricing agreement for incremental gas volumes produced in Egypt, making gas exploration and development more economically competitive with oil development.
•The Company suspended all new drilling activity in the North Sea during the second quarter of 2023. During the third quarter of 2024, the Company continued its economic assessment of its North Sea assets in light of several new regulatory guidelines and obligations surrounding significant tax levies and modernization of aging infrastructure. The Company determined the expected returns do not economically support making investments required under the combined impact of the regulations, and it will cease production at its facilities in the North Sea prior to 2030. The Company’s investment program in the North Sea is now directed toward asset safety and integrity.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$555	41%	$557	34%	$1,610	39%	$1,469	34%
Egypt(1)	673	50%	724	45%	2,003	48%	1,971	46%
North Sea	117	9%	348	21%	517	13%	865	20%
Total(1)	$1,345	100%	$1,629	100%	$4,130	100%	$4,305	100%

Natural Gas Revenues:
United States	$3	3%	$83	36%	$61	15%	$214	33%
Egypt(1)	81	82%	81	35%	231	59%	264	41%
North Sea	15	15%	66	29%	104	26%	165	26%
Total(1)	$99	100%	$230	100%	$396	100%	$643	100%

NGL Revenues:
United States	$95	95%	$119	96%	$296	93%	$322	94%
North Sea	5	5%	5	4%	21	7%	19	6%
Total(1)	$100	100%	$124	100%	$317	100%	$341	100%

Oil and Gas Revenues:
United States	$653	42%	$759	38%	$1,967	41%	$2,005	38%
Egypt(1)	754	49%	805	41%	2,234	46%	2,235	42%
North Sea	137	9%	419	21%	642	13%	1,049	20%
Total(1)	$1,544	100%	$1,983	100%	$4,843	100%	$5,289	100%
(1)    Includes revenues attributable to noncontrolling interests in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Oil Volume (b/d)
United States	78,457	7%	73,562	75,266	8%	69,552
Egypt(1)(2)	91,673	4%	88,521	88,725	1%	88,038
North Sea	21,334	(40)%	35,680	25,888	(28)%	36,070
Total	191,464	(3)%	197,763	189,879	(2)%	193,660

Natural Gas Volume (Mcf/d)
United States	300,863	(28)%	418,354	344,862	(17)%	417,597
Egypt(1)(2)	300,418	0%	300,326	287,953	(13)%	331,158
North Sea	18,911	(71)%	65,168	41,042	(14)%	47,665
Total	620,192	(21)%	783,848	673,857	(15)%	796,420

NGL Volume (b/d)
United States	49,894	(16)%	59,512	49,429	(12)%	55,938
North Sea	543	(64)%	1,497	1,164	(4)%	1,209
Total	50,437	(17)%	61,009	50,593	(11)%	57,147

BOE per day(3)
United States	178,495	(12)%	202,800	182,172	(7)%	195,091
Egypt(1)(2)	141,742	2%	138,575	136,718	(5)%	143,231
North Sea(4)	25,029	(48)%	48,038	33,892	(25)%	45,222
Total	345,266	(11)%	389,413	352,782	(8)%	383,544
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Oil (b/d)	136,670	144,528	138,039	141,995
Natural Gas (Mcf/d)	447,173	472,744	445,397	511,430
(2)    Includes net production volumes per day attributable to noncontrolling interests in Egypt of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Oil (b/d)	69,693	59,021	67,452	58,715
Natural Gas (Mcf/d)	228,389	200,231	218,914	220,862
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the third quarters of 2024 and 2023 were 19,374 boe/d and 55,283 boe/d, respectively, and 30,607 boe/d and 47,370 boe/d for the first nine months of 2024 and 2023, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Average Oil Price – Per barrel
United States	$76.80	(7)%	$82.38	$78.04	1%	$77.36
Egypt	79.88	(10)%	88.99	82.41	0%	82.04
North Sea	83.36	(5)%	87.70	83.67	1%	83.25
Total	78.86	(9)%	86.35	80.80	0%	80.61

Average Natural Gas Price – Per Mcf
United States	$0.11	(95)%	$2.14	$0.64	(66)%	$1.87
Egypt	2.93	1%	2.91	2.93	0%	2.92
North Sea	9.76	(11)%	10.98	9.89	(23)%	12.83
Total	1.75	(45)%	3.17	2.15	(27)%	2.96

Average NGL Price – Per barrel
United States	$20.65	(5)%	$21.74	$21.86	4%	$21.08
North Sea	45.93	7%	42.78	46.47	(2)%	47.58
Total	21.26	(4)%	22.17	22.65	4%	21.76

Third-Quarter 2024 compared to Third-Quarter 2023
Crude Oil Crude oil revenues for the third quarter of 2024 totaled $1.3 billion, a $284 million decrease from the comparative 2023 quarter. A 3 percent lower average daily production decreased third-quarter 2024 oil revenues by $144 million compared to the third quarter of 2023, while a 9 percent decrease in average realized prices decreased revenues by $140 million. Crude oil revenues accounted for 88 percent of total oil and gas production revenues and 55 percent of worldwide production in the third quarter of 2024. Crude oil prices realized in the third quarter of 2024 averaged $78.86 per barrel, compared with $86.35 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production decreased 6 Mb/d to 191 Mb/d during the third quarter of 2024 from the comparative prior-year period, primarily a result of natural production decline, the sale of non-core assets in the U.S., and operational downtime due to maintenance activities in the North Sea., partially offset by increased drilling activity in the Permian Basin.
Natural Gas Natural gas revenues for the third quarter of 2024 totaled $99 million, an $131 million decrease from the comparative 2023 quarter. A 45 percent decrease in average realized prices decreased third-quarter 2024 natural gas revenues by $104 million compared to the third quarter of 2023, while a 21 percent lower average daily production decreased revenues by $27 million. Natural gas revenues accounted for 6 percent of total oil and gas production revenues and 30 percent of worldwide production during the third quarter of 2024.
The Company’s worldwide natural gas production decreased 163.7 MMcf/d to 620.2 MMcf/d during the third quarter of 2024 from the comparative prior-year period, primarily a result of operational downtime due to maintenance activities in the North Sea, curtailment of volumes at Alpine High in response to extreme Waha basis differentials, natural production decline, and the sale of non-core assets in the U.S. These decreases were offset by increased drilling activity and recompletions in the Permian Basin.
NGL NGL revenues for the third quarter of 2024 totaled $100 million, a $24 million decrease from the comparative 2023 quarter. A 4 percent increase in average realized prices decreased third-quarter 2024 NGL revenues by $5 million compared to the third quarter of 2023, while a 17 percent lower average daily production decreased revenues by $19 million. NGL revenues accounted for 6 percent of total oil and gas production revenues and 15 percent of worldwide production during the third quarter of 2024.

The Company’s worldwide NGL production decreased 10.6 Mb/d to 50.4 Mb/d during the third quarter of 2024 from the comparative prior-year period, primarily a result of natural production decline, curtailment of volumes at Alpine High in response to extreme Waha basis differentials, the sale of non-core assets in the U.S., and operational downtime due to maintenance activities in the North Sea. These decreases were partially offset by increased drilling activity and recompletions in the Permian Basin.
Year-to-Date 2024 compared to Year-to-Date 2023
Crude Oil Crude oil revenues for the first nine months of 2024 totaled $4.1 billion, a $175 million decrease from the comparative 2023 period. A 2 percent lower average daily production primarily drove the decrease in oil revenues for the 2024 period compared to the prior-year period. Crude oil revenues accounted for 85 percent of total oil and gas production revenues and 54 percent of worldwide production for the first nine months of 2024. Crude oil prices realized during the first nine months of 2024 averaged $80.80 per barrel, compared to $80.61 per barrel in the comparative prior-year period.
The Company’s worldwide oil production decreased 3.8 Mb/d to 189.9 Mb/d in the first nine months of 2024 compared to the prior-year period, primarily a result of natural production decline across all assets, the sale of non-core assets in the U.S., and operational downtime due to maintenance activities in the North Sea., partially offset by increased drilling activity in the Permian Basin.
Natural Gas Natural gas revenues for the first nine months of 2024 totaled $396 million, a $247 million decrease from the comparative 2023 period. A 27 percent decrease in average realized prices decreased natural gas revenues for the 2024 period by $174 million compared to the prior-year period, while 15 percent lower average daily production decreased revenues by $73 million compared to the prior-year period. Natural gas revenues accounted for 8 percent of total oil and gas production revenues and 32 percent of worldwide production for the first nine months of 2024.
The Company’s worldwide natural gas production decreased 122.6 MMcf/d to 674 MMcf/d in the first nine months of 2024 compared to the prior-year period, primarily a result of operational downtime due to maintenance activities in the North Sea, reduced gas-focused activity in Egypt, natural production decline, curtailment of volumes at Alpine High in response to extreme Waha basis differentials, and the sale of non-core assets in the U.S. These decreases were partially offset by increased drilling activity in the Permian Basin
NGL NGL revenues for the first nine months of 2024 totaled $317 million, a $24 million decrease from the comparative 2023 period. An 11 percent lower average daily production decreased NGL revenues for the 2024 period by $38 million compared to the prior-year period, while a 4 percent increase in average realized prices increased revenues by $14 million . NGL revenues accounted for 7 percent of total oil and gas production revenues and 14 percent of worldwide production for the first nine months of 2024.
The Company’s worldwide NGL production decreased 6.6 Mb/d to 50.6 Mb/d in the first nine months of 2024 compared to the prior-year period, primarily a result of natural production decline, curtailment of volumes at Alpine High in response to extreme Waha basis differentials, and the sale of non-core assets in the U.S. These decreases were further impacted by operational downtime due to maintenance activities in the North Sea, partially offset by increased drilling activity in the Permian Basin.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to U.S. domestic oil and gas purchases that were sold by the Company to fulfill oil and natural gas takeaway obligations and delivery commitments. Sales related to these purchased volumes totaled $434 million and $229 million during the third quarters of 2024 and 2023, respectively, and $867 million and $612 million during the first nine months of 2024 and 2023, respectively. Purchased oil and gas sales were offset by associated purchase costs of $253 million and $211 million during the third quarters of 2024 and 2023, respectively, and $511 million and $558 million during the first nine months of 2024 and 2023, respectively. Gross purchased oil and gas sales values were higher in the third quarter and the first nine months of 2024 primarily driven by third-party purchase commitments as compared to the third quarter and the first nine months of 2023.

Operating Expenses
The Company’s operating expenses were as follows and include costs attributable to noncontrolling interests in Egypt:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Lease operating expenses	$321	$381	$1,016	$1,047
Gathering, processing, and transmission	78	83	237	231
Purchased oil and gas costs	253	211	511	558
Taxes other than income	41	56	137	153
Exploration	25	39	95	120
General and administrative	78	132	229	256
Transaction, reorganization, and separation	3	5	17	11
Depreciation, depletion, and amortization:
Oil and gas property and equipment	411	366	1,161	993
Gathering, processing, and transmission assets	2	2	5	5
Other assets	5	9	19	26
Asset retirement obligation accretion	33	29	107	86
Impairments	1,111	—	1,111	46
Financing costs, net	20	40	79	131
Total Operating Expenses	$2,381	$1,353	$4,724	$3,663
Lease Operating Expenses (LOE)
LOE decreased $60 million and $31 million compared to the third quarter and the first nine months of 2023, respectively. On a per-unit basis, LOE decreased 2 percent and increased 7 percent in the third quarter and the first nine months of 2024, respectively, from the comparative prior-year periods. The decrease in absolute LOE costs for the third quarter and first nine months of 2024 compared to the same prior-year periods was primarily driven by lower operating and labor costs in Egypt and the North Sea, and lower cash-based stock compensation expense resulting from changes in APA’s stock price, partially offset by higher workover activity.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Third-party processing and transmission costs	$78	$59	$216	$157
Midstream service costs – Kinetik	—	24	21	74
Total Gathering, processing, and transmission	$78	$83	$237	$231
GPT costs decreased $5 million and increased $6 million in the third quarter and the first nine months of 2024, respectively, when compared to the third quarter and the first nine months of 2023. The decrease in GPT costs for the third quarter of 2024 compared to the third quarter of 2023, was primarily driven by a decrease in natural gas and NGL production volumes in the North Sea. The increase in GPT costs for the first nine months of 2024 compared to the first nine months of 2023 was primarily driven by higher oil production volumes in the U.S., partially offset by lower natural gas and NGL production volumes.

Purchased Oil and Gas Costs
Purchased oil and gas costs increased $42 million and decreased $47 million in the third quarter and the first nine months of 2024, respectively, when compared to the third quarter and the first nine months of 2023. The increase in the third quarter of 2024 compared to the third quarter of 2023 was primarily driven by third-party purchase commitments, partially offset by lower average natural gas prices. The decrease in the first nine months of 2024 compared to the first nine months of 2023 was primarily driven by lower average natural gas prices. With widening margins under third-party gas agreements, purchased oil and gas costs were more than offset by associated sales to fulfill natural gas takeaway obligations and delivery commitments totaling $434 million and $867 million in the third quarter and the first nine months of 2024, respectively, as discussed above.
Taxes Other Than Income
Taxes other than income decreased $15 million and $16 million from the third quarter and the first nine months of 2023, respectively, primarily from lower ad valorem taxes compared to the same prior-year periods.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Unproved leasehold impairments	$—	$8	$10	$19
Dry hole expense	13	17	53	67
Geological and geophysical expense	1	1	2	2
Exploration overhead and other	11	13	30	32
Total Exploration	$25	$39	$95	$120
Exploration expenses decreased $14 million and $25 million from the third quarter and the first nine months of 2023, respectively, driven by lower dry hole expenses and unproved leasehold impairments compared to the prior-year periods.
General and Administrative (G&A) Expenses
G&A expenses decreased $54 million and $27 million from the third quarter and the first nine months of 2023, respectively. The decrease in G&A expenses for the third quarter and the first nine months of 2024 compared to the same prior-year periods was primarily driven by higher cash-based stock compensation expense in the 2023 period resulting from changes in APA’s stock price, partially offset by higher overall labor costs across the Company.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs remained relatively flat in the third quarter of 2024 compared to the third quarter of 2023 and increased $6 million from the first nine months of 2023. Higher TRS costs in the first nine months of 2024 compared to the first nine months of 2023 were primarily a result of higher separation costs in the North Sea compared to the prior-year period.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses increased $41 million and $161 million from the third quarter and the first nine months of 2023, respectively, primarily driven by DD&A on the Company’s oil and gas properties. The Company’s DD&A rate on its oil and gas properties increased $3.11 per boe and $2.70 per boe from the third quarter and the first nine months of 2023, respectively. The increase in DD&A on a per boe basis was driven by negative gas price-related reserve revisions in prior periods. Higher absolute dollar amount of DD&A was driven primarily by higher capital expenditures incurred in the U.S. and Egypt.
Impairments
During the third quarter and the first nine months of 2024, the Company recorded $1.1 billion of impairments, which includes $793 million of oil and gas property impairments in the North Sea, $315 million impairment of assets held for sale in the Permian Basin, and $3 million of inventory impairments in the North Sea.
During the first nine months of 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Interest expense	$71	$71	$214	$220
Amortization of debt issuance costs	1	1	2	2
Gain on extinguishment of debt	—	—	—	(9)
Interest income	(4)	(2)	(9)	(7)
Interest income from APA Corporation, net	(48)	(30)	(128)	(75)
Total Financing costs, net	$20	$40	$79	$131
Net financing costs decreased $20 million and $52 million from the third quarter and the first nine months of 2023, respectively. The decrease in costs during the third quarter and the first nine months of 2024 was primarily a result of higher intercompany interest income from APA Corporation and lower interest expense from lower average long-term debt balances compared to the same prior-year periods.
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
The Company’s effective income tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. During the third quarter of 2023, the Company’s effective income tax rate differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s effective income tax rate for the nine months ended September 30, 2023 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (CAMT) on applicable corporations with an average annual adjusted financial statement income that exceeds $1.0 billion for any three consecutive years preceding the tax year at issue. The CAMT is effective for tax years beginning after December 31, 2022. The Company became an applicable corporation subject to CAMT beginning on January 1, 2024. On September 12, 2024, the U.S. Department of Treasury and the Internal Revenue Service released proposed regulations relating to the application and implementation of CAMT. The Company is continuing to evaluate the proposed regulations and their effect on the Company’s consolidated financial statements.
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
New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” which expands disclosures around a public entity’s costs and expenses of specific items (i.e. employee compensation, DD&A), requires the inclusion of amounts that are required to be disclosed under GAAP in the same disclosure as other disaggregation requirements, requires qualitative descriptions of amounts remaining in expense captions that are not separately disaggregated quantitatively, and requires disclosure of total selling expenses, and in annual periods, the definition of selling expenses. The amendment does not change or remove existing disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendment can be adopted prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently assessing the impact of adopting this standard.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Given the nature of its business, APA Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in APA Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024, June 30, 2024, and September 30, 2024 and APA Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
*101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APACHE CORPORATION

Dated:	November 7, 2024	/s/ STEPHEN J. RINEY
Stephen J. Riney
President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 7, 2024	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)